Form 10-Q
period 2013-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2013-11-13
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  TO
Commission file number: 000-55029
 ________________________________________
Metropolitan Life Insurance Company
(Exact name of registrant as specified in its charter)

New York	13-5581829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, New York, N.Y.	10166-0188
(Address of principal executive offices)	(Zip Code)
(212) 578-2211
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 13, 2013, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2013 (Unaudited) and December 31, 2012 and for the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited))	5
	Interim Condensed Consolidated Balance Sheets	5
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	6
	Interim Condensed Consolidated Statements of Equity	7
	Interim Condensed Consolidated Statements of Cash Flows	9
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	10
	Note 2 — Segment Information	12
	Note 3 — Insurance	18
	Note 4 — Closed Block	19
	Note 5 — Investments	22
	Note 6 — Derivatives	37
	Note 7 — Fair Value	49
	Note 8 — Equity	78
	Note 9 — Other Expenses	81
	Note 10 — Employee Benefit Plans	82
	Note 11 — Contingencies, Commitments and Guarantees	83
	Note 12 — Related Party Transactions	89
	Note 13 — Subsequent Event	91
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	92
Item 4.	Controls and Procedures	119

Part II — Other Information		119
Item 1.	Legal Proceedings	119
Item 1A.	Risk Factors	122
Item 6.	Exhibits	128

Signatures		129

Exhibit Index		E - 1

As used in this Form 10-Q, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York domiciled stock life insurance company incorporated in 1866, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MLIC. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified herein and in Metropolitan Life Insurance Company's subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including regulation of MetLife, Inc. as a potential non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) fluctuations in foreign currency exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or credit ratings; (16) an inability of MetLife, Inc. to access its credit facilities; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife, Inc.'s risk management policies and procedures; (20) catastrophe losses; (21) deterioration in the experience of the “closed block” established in connection with the reorganization of MLIC; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (25) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (26) changes in accounting standards, practices and/or policies; (27) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, Inc. and its subsidiaries, as well as health care and other employee benefits; (28) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (29) inability to attract and retain sales representatives; (30) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife, Inc.'s disaster recovery systems, cyber- or other information security systems and management continuity planning; (31) the effectiveness of MetLife, Inc.'s programs and practices in avoiding giving associates incentives to take excessive risks; and (32) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company's filings with the SEC. Metropolitan Life Insurance Company does not undertake any obligation to publicly correct or update any forward-looking statement if Metropolitan Life Insurance Company later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures Metropolitan Life Insurance Company makes on related subjects in reports to the SEC.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1.  Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share and per share data)

	September 30, 2013	December 31, 2012
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $163,189 and $164,757, respectively; includes $157 and $170, respectively, relating to variable interest entities)	$172,989	$183,676
Equity securities available-for-sale, at estimated fair value (cost: $1,754 and $1,541, respectively)	1,798	1,499
Trading and fair value option securities, at estimated fair value (includes $636 and $659, respectively, of actively traded securities; and $23 and $41, respectively, relating to variable interest entities)	714	752
Mortgage loans (net of valuation allowances of $279 and $304, respectively)	45,641	44,657
Policy loans	8,430	8,364
Real estate and real estate joint ventures (includes $9 and $10, respectively, relating to variable interest entities)	7,222	6,837
Other limited partnership interests (includes $49 and $165, respectively, relating to variable interest entities)	4,696	4,508
Short-term investments, principally at estimated fair value	5,401	6,881
Other invested assets, principally at estimated fair value (includes $78 and $81, respectively, relating to variable interest entities)	10,648	12,479
Total investments	257,539	269,653
Cash and cash equivalents, principally at estimated fair value (includes $1 and $31, respectively, relating to variable interest entities)	1,954	1,401
Accrued investment income (includes $2 and $2, respectively, relating to variable interest entities)	2,363	2,242
Premiums, reinsurance and other receivables (includes $7 and $4, respectively, relating to variable interest entities)	24,954	24,721
Deferred policy acquisition costs and value of business acquired	6,465	5,832
Other assets (includes $4 and $4, respectively, relating to variable interest entities)	4,373	4,444
Separate account assets	131,133	120,971
Total assets	$428,781	$429,264
Liabilities and Equity
Liabilities
Future policy benefits	$110,630	$113,986
Policyholder account balances	92,547	94,716
Other policy-related balances	5,822	5,663
Policyholder dividends payable	641	610
Policyholder dividend obligation	2,013	3,828
Payables for collateral under securities loaned and other transactions	21,349	22,461
Short-term debt	100	100
Long-term debt (includes $103 and $124, respectively, at estimated fair value, relating to variable interest entities)	2,375	2,345
Current income tax payable	243	161
Deferred income tax liability (includes $1 and $2, respectively, at estimated fair value, relating to variable interest entities)	1,998	3,036
Other liabilities (includes $20 and $22, respectively, relating to variable interest entities)	33,493	33,941
Separate account liabilities	131,133	120,971
Total liabilities	402,344	401,818
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding at September 30, 2013 and December 31, 2012	5	5
Additional paid-in capital	14,512	14,510
Retained earnings	9,481	8,631
Accumulated other comprehensive income (loss)	2,190	4,008
Total Metropolitan Life Insurance Company stockholder’s equity	26,188	27,154
Noncontrolling interests	249	292
Total equity	26,437	27,446
Total liabilities and equity	$428,781	$429,264
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Premiums	$4,804	$4,629	$14,563	$13,738
Universal life and investment-type product policy fees	596	550	1,773	1,652
Net investment income	2,875	2,976	8,764	8,888
Other revenues	415	402	1,260	1,315
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(8)	(22)	(64)	(188)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(14)	(2)	(42)	25
Other net investment gains (losses)	(77)	8	95	(26)
Total net investment gains (losses)	(99)	(16)	(11)	(189)
Net derivative gains (losses)	(573)	(382)	(933)	438
Total revenues	8,018	8,159	25,416	25,842
Expenses
Policyholder benefits and claims	5,466	5,205	16,484	15,382
Interest credited to policyholder account balances	551	600	1,705	1,790
Policyholder dividends	300	335	904	989
Other expenses	1,441	1,499	4,279	4,636
Total expenses	7,758	7,639	23,372	22,797
Income (loss) from continuing operations before provision for income tax	260	520	2,044	3,045
Provision for income tax expense (benefit)	18	124	483	905
Income (loss) from continuing operations, net of income tax	242	396	1,561	2,140
Income (loss) from discontinued operations, net of income tax	—	—	—	17
Net income (loss)	242	396	1,561	2,157
Less: Net income (loss) attributable to noncontrolling interests	(5)	(6)	(3)	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$247	$402	$1,564	$2,159
Comprehensive income (loss)	$467	$1,241	$(257)	$3,379
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(5)	(6)	(3)	(2)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$472	$1,247	$(254)	$3,381

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2013 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$5	$14,510	$8,631	$6,497	$(158)	$18	$(2,349)	$27,154	$292	$27,446
Capital contributions from MetLife, Inc.		2						2		2
Excess tax benefits related to stock-based compensation		—						—		—
Dividends on common stock			(714)					(714)		(714)
Change in equity of noncontrolling interests								—	(40)	(40)
Net income (loss)			1,564					1,564	(3)	1,561
Other comprehensive income (loss), net of income tax				(1,969)	52	(2)	101	(1,818)		(1,818)
Balance at September 30, 2013	$5	$14,512	$9,481	$4,528	$(106)	$16	$(2,248)	$26,188	$249	$26,437

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity — (Continued)
For the Nine Months Ended September 30, 2012 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$5	$14,506	$6,973	$5,185	$(317)	$37	$(1,851)	$24,538	$182	$24,720
Capital contributions from MetLife, Inc.		2						2		2
Excess tax benefits related to stock-based compensation		2						2		2
Change in equity of noncontrolling interests									(23)	(23)
Net income (loss)			2,159					2,159	(2)	2,157
Other comprehensive income (loss), net of income tax				1,036	126	(13)	73	1,222		1,222
Balance at September 30, 2012	$5	$14,510	$9,132	$6,221	$(191)	$24	$(1,778)	$27,923	$157	$28,080

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$3,459	$2,445
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	59,547	39,105
Equity securities	160	196
Mortgage loans	6,892	5,431
Real estate and real estate joint ventures	87	473
Other limited partnership interests	285	389
Purchases of:
Fixed maturity securities	(57,154)	(49,278)
Equity securities	(389)	(336)
Mortgage loans	(7,923)	(7,457)
Real estate and real estate joint ventures	(718)	(446)
Other limited partnership interests	(521)	(502)
Cash received in connection with freestanding derivatives	462	503
Cash paid in connection with freestanding derivatives	(996)	(341)
Issuances of loans to affiliates	—	250
Net change in policy loans	(66)	(70)
Net change in short-term investments	1,512	443
Net change in other invested assets	(215)	(356)
Net change in property, equipment and leasehold improvements	(2)	(53)
Net cash provided by (used in) investing activities	961	(12,049)
Cash flows from financing activities
Policyholder account balances:
Deposits	38,260	46,974
Withdrawals	(40,276)	(41,004)
Net change in payables for collateral under securities loaned and other transactions	(1,112)	3,608
Net change in short-term debt	—	(1)
Long-term debt issued	23	79
Long-term debt repaid	(21)	(72)
Dividends on common stock	(714)	—
Other, net	(27)	18
Net cash provided by (used in) financing activities	(3,867)	9,602
Change in cash and cash equivalents	553	(2)
Cash and cash equivalents, beginning of period	1,401	2,089
Cash and cash equivalents, end of period	$1,954	$2,087
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$92	$92
Income tax	$519	$575
Non-cash transactions:
Capital contributions from MetLife, Inc.	$2	$2
Real estate and real estate joint ventures acquired in satisfaction of debt	$14	$153

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a leading provider of insurance, annuities and employee benefit programs throughout the United States. The Company offers life insurance and annuities to individuals, as well as group insurance and retirement & savings products and services to corporations and other institutions. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc.
The Company is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding.
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the interim condensed consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from estimates.
The accompanying interim condensed consolidated financial statements include the accounts of Metropolitan Life Insurance Company and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
The Company uses the equity method of accounting for investments in equity securities when it has significant influence or at least a 20% interest and for investments in real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than minor influence over the investee’s operations, but does not have a controlling financial interest. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations.
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2013 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2012 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Registration Statement on Form 10, as amended (the “Form 10”), filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 included in the Form 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Adoption of New Accounting Pronouncements
Effective July 17, 2013, the Company adopted new guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate. Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the consolidated financial statements upon adoption, but may impact the selection of benchmark interest rates for hedging relationships in the future.
Effective January 1, 2013, the Company adopted new guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 8.
Effective January 1, 2013, the Company adopted new guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives in Note 6.
Future Adoption of New Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding foreign currency (Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity), effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to apply the guidance in Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in section 830-30-40, Derecognition, still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2013, the FASB issued new guidance regarding liabilities (ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligations. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In July 2011, the FASB issued new guidance on other expenses (ASU 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers), effective for calendar years beginning after December 31, 2013. The objective of this standard is to address how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The amendments in this standard specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using the straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information
The Company is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other.
Retail
The Retail segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two businesses: Life & Other and Annuities. Life & Other insurance products and services include variable life, universal life, term life and whole life products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products. Life & Other products and services also include individual disability income products. Annuities includes a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs.
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into two businesses: Group and Voluntary & Worksite. Group insurance products and services include variable life, universal life and term life products. Group insurance products and services also include dental, group short- and long-term disability and accidental death & dismemberment coverages. The Voluntary & Worksite business includes long-term care, prepaid legal plans and critical illness products.
Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, enterprise-wide strategic initiative restructuring charges, various start-up and certain run-off businesses, as well as interest expense related to the majority of the Company’s outstanding debt and expenses associated with certain legal proceedings and income tax audit issues. Start-up businesses include direct and digital marketing products. In addition, starting in 2013, Corporate & Other includes ancillary U.S. sponsored direct business, comprised of group products sold through sponsoring organizations and affinity groups. Corporate & Other also includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
Financial Measures and Segment Accounting Policies
Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Operating revenues excludes net investment gains (losses) and net derivative gains (losses). The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”); and

•
Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•
Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances (“PABs”) but do not qualify for hedge accounting treatment;

•
Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to noncontrolling interests and goodwill impairments.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2013 and 2012. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife, Inc.’s and the Company’s business.
MetLife, Inc.’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistical based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolio adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Three Months Ended September 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$976	$3,383	$425	$20	$4,804	$—	$4,804
Universal life and investment-type product policy fees	363	171	45	—	579	17	596
Net investment income	1,318	443	1,144	91	2,996	(121)	2,875
Other revenues	88	100	67	160	415	—	415
Net investment gains (losses)	—	—	—	—	—	(99)	(99)
Net derivative gains (losses)	—	—	—	—	—	(573)	(573)
Total revenues	2,745	4,097	1,681	271	8,794	(776)	8,018
Expenses
Policyholder benefits and claims and policyholder dividends	1,510	3,274	946	23	5,753	13	5,766
Interest credited to policyholder account balances	248	39	257	—	544	7	551
Capitalization of DAC	(125)	(5)	(2)	—	(132)	—	(132)
Amortization of DAC and VOBA	123	8	4	—	135	(64)	71
Interest expense on debt	2	—	3	33	38	—	38
Other expenses	573	495	126	258	1,452	12	1,464
Total expenses	2,331	3,811	1,334	314	7,790	(32)	7,758
Provision for income tax expense (benefit)	145	101	121	(88)	279	(261)	18
Operating earnings	$269	$185	$226	$45	725
Adjustments to:
Total revenues					(776)
Total expenses					32
Provision for income tax (expense) benefit					261
Income (loss) from continuing operations, net of income tax					$242		$242

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Three Months Ended September 30, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$986	$3,370	$273	$—	$4,629	$—	$4,629
Universal life and investment-type product policy fees	325	166	45	—	536	14	550
Net investment income	1,367	428	1,150	104	3,049	(73)	2,976
Other revenues	65	98	62	177	402	—	402
Net investment gains (losses)	—	—	—	—	—	(16)	(16)
Net derivative gains (losses)	—	—	—	—	—	(382)	(382)
Total revenues	2,743	4,062	1,530	281	8,616	(457)	8,159
Expenses
Policyholder benefits and claims and policyholder dividends	1,569	3,197	758	(1)	5,523	17	5,540
Interest credited to policyholder account balances	251	41	301	—	593	7	600
Capitalization of DAC	(154)	(6)	(11)	—	(171)	—	(171)
Amortization of DAC and VOBA	181	12	3	1	197	(17)	180
Interest expense on debt	1	1	2	34	38	—	38
Other expenses	589	456	111	276	1,432	20	1,452
Total expenses	2,437	3,701	1,164	310	7,612	27	7,639
Provision for income tax expense (benefit)	107	127	128	(73)	289	(165)	124
Operating earnings	$199	$234	$238	$44	715
Adjustments to:
Total revenues					(457)
Total expenses					(27)
Provision for income tax (expense) benefit					165
Income (loss) from continuing operations, net of income tax					$396		$396

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Nine Months Ended September 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$2,903	$10,308	$1,295	$57	$14,563	$—	$14,563
Universal life and investment-type product policy fees	1,042	521	160	—	1,723	50	1,773
Net investment income	4,005	1,336	3,425	312	9,078	(314)	8,764
Other revenues	242	303	204	511	1,260	—	1,260
Net investment gains (losses)	—	—	—	—	—	(11)	(11)
Net derivative gains (losses)	—	—	—	—	—	(933)	(933)
Total revenues	8,192	12,468	5,084	880	26,624	(1,208)	25,416
Expenses
Policyholder benefits and claims and policyholder dividends	4,612	9,904	2,817	49	17,382	6	17,388
Interest credited to policyholder account balances	742	116	833	—	1,691	14	1,705
Capitalization of DAC	(400)	(15)	(23)	—	(438)	—	(438)
Amortization of DAC and VOBA	379	20	17	—	416	(185)	231
Interest expense on debt	4	1	8	100	113	2	115
Other expenses	1,681	1,473	372	833	4,359	12	4,371
Total expenses	7,018	11,499	4,024	982	23,523	(151)	23,372
Provision for income tax expense (benefit)	411	340	371	(259)	863	(380)	483
Operating earnings	$763	$629	$689	$157	2,238
Adjustments to:
Total revenues					(1,208)
Total expenses					151
Provision for income tax (expense) benefit					380
Income (loss) from continuing operations, net of income tax					$1,561		$1,561

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Operating Earnings
Nine Months Ended September 30, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$2,899	$9,889	$950	$—	$13,738	$—	$13,738
Universal life and investment-type product policy fees	982	497	137	—	1,616	36	1,652
Net investment income	4,041	1,259	3,372	422	9,094	(206)	8,888
Other revenues	195	299	188	633	1,315	—	1,315
Net investment gains (losses)	—	—	—	—	—	(189)	(189)
Net derivative gains (losses)	—	—	—	—	—	438	438
Total revenues	8,117	11,944	4,647	1,055	25,763	79	25,842
Expenses
Policyholder benefits and claims and policyholder dividends	4,598	9,359	2,370	(1)	16,326	45	16,371
Interest credited to policyholder account balances	750	126	890	—	1,766	24	1,790
Capitalization of DAC	(445)	(18)	(23)	—	(486)	—	(486)
Amortization of DAC and VOBA	489	23	9	1	522	47	569
Interest expense on debt	4	1	7	99	111	3	114
Other expenses	1,775	1,415	340	896	4,426	13	4,439
Total expenses	7,171	10,906	3,593	995	22,665	132	22,797
Provision for income tax expense (benefit)	331	364	369	(152)	912	(7)	905
Operating earnings	$615	$674	$685	$212	2,186
Adjustments to:
Total revenues					79
Total expenses					(132)
Provision for income tax (expense) benefit					7
Income (loss) from continuing operations, net of income tax					$2,140		$2,140

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2013	December 31, 2012
	(In millions)
Retail	$172,721	$171,050
Group, Voluntary & Worksite Benefits	41,209	41,362
Corporate Benefit Funding	186,464	183,856
Corporate & Other	28,387	32,996
Total	$428,781	$429,264
3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the Form 10, the Company issues variable annuity products with guaranteed minimum benefits. The non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in PABs and are further discussed in Note 6.
The Company also issues annuity contracts that apply a lower rate on funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize (“two tier annuities”). These guarantees include benefits that are payable in the event of death, maturity or at annuitization. Additionally, the Company issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.
Based on the type of guarantee, the Company defines net amount at risk as listed below. These amounts include direct business, but exclude offsets from hedging or reinsurance, if any.
Variable Annuity Guarantees
In the Event of Death
Defined as the guaranteed minimum death benefit less the total contract account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
At Annuitization
Defined as the amount (if any) that would be required to be added to the total contract account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contractholders have achieved.
Two Tier Annuities
Defined as the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date. These contracts apply a lower rate of funds if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize.
Universal and Variable Life Contracts
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	September 30, 2013		December 31, 2012
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$60,547	$27,689	$55,469	$24,229
Separate account value	$48,430	$26,488	$43,327	$22,963
Net amount at risk	$734	$133	$902	$845
Average attained age of contractholders	64 years	62 years	64 years	60 years

Two Tier Annuities
General account value	N/A	$271	N/A	$274
Net amount at risk	N/A	$48	N/A	$48
Average attained age of contractholders	N/A	64 years	N/A	64 years

	September 30, 2013		December 31, 2012
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$7,471	$1,134	$6,958	$1,163
Net amount at risk	$82,892	$8,837	$85,216	$9,299
Average attained age of policyholders	53 years	59 years	52 years	59 years
 __________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
4. Closed Block
On April 7, 2000 (the “Demutualization Date”), Metropolitan Life Insurance Company converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving Metropolitan Life Insurance Company’s plan of reorganization, as amended (the “Plan”). On the Demutualization Date, Metropolitan Life Insurance Company established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life Insurance Company.
Experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized gains and losses, directly impact the policyholder dividend obligation. Amortization of the closed block DAC, which resides outside of the closed block, is based upon cumulative actual and expected earnings within the closed block. Accordingly, the Company’s net income continues to be sensitive to the actual performance of the closed block.
Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows:

	September 30, 2013	December 31, 2012
	(In millions)
Closed Block Liabilities
Future policy benefits	$42,105	$42,586
Other policy-related balances	301	298
Policyholder dividends payable	507	466
Policyholder dividend obligation	2,013	3,828
Other liabilities	724	602
Total closed block liabilities	45,650	47,780
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	28,124	30,546
Equity securities available-for-sale, at estimated fair value	87	41
Mortgage loans	6,520	6,192
Policy loans	4,669	4,670
Real estate and real estate joint ventures	481	459
Other invested assets	923	953
Total investments	40,804	42,861
Cash and cash equivalents	404	381
Accrued investment income	497	481
Premiums, reinsurance and other receivables	101	107
Current income tax recoverable	15	2
Deferred income tax assets	292	319
Total assets designated to the closed block	42,113	44,151
Excess of closed block liabilities over assets designated to the closed block	3,537	3,629
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,682	2,891
Unrealized gains (losses) on derivatives, net of income tax	2	9
Allocated to policyholder dividend obligation, net of income tax	(1,309)	(2,488)
Total amounts included in AOCI	375	412
Maximum future earnings to be recognized from closed block assets and liabilities	$3,912	$4,041
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	(In millions)
Balance, beginning of period	$3,828	$2,919
Change in unrealized investment and derivative gains (losses)	(1,815)	909
Balance, end of period	$2,013	$3,828

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Revenues
Premiums	$478	$512	$1,431	$1,538
Net investment income	514	555	1,576	1,644
Net investment gains (losses)	(7)	6	20	30
Net derivative gains (losses)	(16)	(9)	(1)	(7)
Total revenues	969	1,064	3,026	3,205
Expenses
Policyholder benefits and claims	651	654	1,963	2,016
Policyholder dividends	251	278	740	821
Other expenses	39	45	124	136
Total expenses	941	977	2,827	2,973
Revenues, net of expenses before provision for income tax expense (benefit)	28	87	199	232
Provision for income tax expense (benefit)	10	30	70	82
Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	18	57	129	150
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	—	—	—	4
Revenues, net of expenses and provision for income tax expense (benefit)	$18	$57	$129	$154
Metropolitan Life Insurance Company charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. Metropolitan Life Insurance Company also charges the closed block for expenses of maintaining the policies included in the closed block.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments
Fixed Maturity and Equity Securities Available-for-Sale
Fixed Maturity and Equity Securities Available-for-Sale by Sector
The following table presents the fixed maturity and equity securities available-for-sale (“AFS”) by sector. The unrealized loss amounts presented below include the noncredit loss component of other-than-temporary impairments (“OTTI”) losses. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”).

	September 30, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$59,713	$4,968	$697	$—	$63,984	$59,587	$7,717	$304	$—	$67,000
U.S. Treasury and agency	28,093	2,265	476	—	29,882	28,252	4,408	9	—	32,651
Foreign corporate (1)	27,229	1,947	292	—	28,884	27,231	3,128	126	(1)	30,234
RMBS	24,346	1,196	291	169	25,082	23,792	1,716	226	257	25,025
CMBS	8,286	304	69	—	8,521	9,264	559	37	—	9,786
ABS (1)	7,031	156	100	(1)	7,088	8,025	205	105	—	8,125
State and political subdivision	5,451	548	64	—	5,935	5,554	1,184	18	—	6,720
Foreign government	3,040	658	85	—	3,613	3,052	1,086	3	—	4,135
Total fixed maturity securities	$163,189	$12,042	$2,074	$168	$172,989	$164,757	$20,003	$828	$256	$183,676
Equity securities:
Common stock	$1,047	$84	$4	$—	$1,127	$1,013	$33	$5	$—	$1,041
Non-redeemable preferred stock	707	47	83	—	671	528	41	111	—	458
Total equity securities	$1,754	$131	$87	$—	$1,798	$1,541	$74	$116	$—	$1,499
__________________

(1)
OTTI losses, as presented above, represent the noncredit portion of OTTI losses that is included in AOCI. OTTI losses include both the initial recognition of noncredit losses, and the effects of subsequent increases and decreases in estimated fair value for those fixed maturity securities that were previously noncredit loss impaired. The noncredit loss component of OTTI losses was in an unrealized gain position of $1 million for ABS at September 30, 2013 and $1 million for foreign corporate securities at December 31, 2012, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $32 million and $41 million with unrealized gains (losses) of $12 million and $6 million at September 30, 2013 and December 31, 2012, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$5,706	$5,845	$12,671	$12,796
Due after one year through five years	35,066	36,919	30,187	32,160
Due after five years through ten years	34,414	37,229	34,983	40,009
Due after ten years	48,340	52,305	45,835	55,775
Subtotal	123,526	132,298	123,676	140,740
Structured securities (RMBS, CMBS and ABS)	39,663	40,691	41,081	42,936
Total fixed maturity securities	$163,189	$172,989	$164,757	$183,676

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. RMBS, CMBS and ABS are shown separately, as they are not due at a single maturity.
Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position. The unrealized loss amounts include the noncredit component of OTTI loss.

	September 30, 2013				December 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities:
U.S. corporate	$9,735	$491	$1,747	$206	$2,567	$58	$2,507	$246
U.S. Treasury and agency	7,048	476	—	—	1,576	9	—	—
Foreign corporate	4,401	205	816	87	758	34	1,381	91
RMBS	6,391	208	1,756	252	639	18	3,098	465
CMBS	1,928	57	105	12	727	5	308	32
ABS	1,443	51	302	48	1,246	22	697	83
State and political subdivision	497	38	82	26	92	1	103	17
Foreign government	784	80	24	5	106	1	27	2
Total fixed maturity securities	$32,227	$1,606	$4,832	$636	$7,711	$148	$8,121	$936
Equity securities:
Common stock	$35	$4	$—	$—	$62	$5	$1	$—
Non-redeemable preferred stock	220	38	132	45	—	—	190	111
Total equity securities	$255	$42	$132	$45	$62	$5	$191	$111
Total number of securities in an unrealized loss position	1,985		404		622		637

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Form 10, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at September 30, 2013. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities in an unrealized loss position increased $1.1 billion during the nine months ended September 30, 2013 from $1.1 billion to $2.2 billion. The increase in gross unrealized losses for the nine months ended September 30, 2013, was primarily attributable to an increase in interest rates.
At September 30, 2013, $138 million of the total $2.2 billion of gross unrealized losses were from 49 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Investment Grade Fixed Maturity Securities
Of the $138 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $60 million, or 43%, are related to gross unrealized losses on 29 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $138 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $78 million, or 57%, are related to gross unrealized losses on 20 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and ABS (primarily foreign ABS) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates these non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities in an unrealized loss position decreased $29 million during the nine months ended September 30, 2013 from $116 million to $87 million. Of the $87 million, $39 million were from 10 equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 67% were rated A or better.
Trading and Fair Value Option Securities
See Note 7 for tables that present the categories of securities that comprise trading and fair value option (“FVO”) securities. See “— Net Investment Income” and “— Net Investment Gains (Losses)” for the net investment income recognized on trading and FVO securities and the related changes in estimated fair value subsequent to purchase included in net investment income and net investment gains (losses) for securities still held as of the end of the respective periods, as applicable.
Mortgage Loans
Mortgage Loans Held-for-Investment and Held-for-Sale by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2013		December 31, 2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$32,625	71.5%	$33,369	74.7%
Agricultural	11,416	25.0	11,487	25.7
Residential	1,516	3.3	105	0.3
Subtotal (1)	45,557	99.8	44,961	100.7
Valuation allowances	(279)	(0.6)	(304)	(0.7)
Subtotal mortgage loans held-for-investment, net	45,278	99.2	44,657	100.0
Residential — FVO	212	0.5	—	—
Total mortgage loans held-for-investment, net	45,490	99.7%	44,657	100.0%
Mortgage loans held-for-sale	151	0.3	—	—
Total mortgage loans, net	$45,641	100.0%	$44,657	100.0%
 __________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)
Purchases of residential mortgage loans were $676 million and $1.5 billion for the three months and nine months ended September 30, 2013, respectively. The Company had no purchases of commercial mortgage loans for the three months ended September 30, 2013 and $50 million of such purchases for the nine months ended September 30, 2013. The Company had no purchases of commercial and agricultural mortgage loans for the three months ended September 30, 2012 and $1.2 billion and $191 million of such purchases, respectively, for the nine months ended September 30, 2012 at estimated fair value from an affiliate, MetLife Bank, National Association (“MetLife Bank”).

Mortgage Loans and Valuation Allowance by Portfolio Segment
The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows at:

	September 30, 2013				December 31, 2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$420	$167	$1	$588	$441	$181	$—	$622
Evaluated collectively for credit losses	32,205	11,249	1,515	44,969	32,928	11,306	105	44,339
Total mortgage loans	32,625	11,416	1,516	45,557	33,369	11,487	105	44,961
Valuation allowances:
Specific credit losses	54	12	—	66	84	21	—	105
Non-specifically identified credit losses	164	34	15	213	172	27	—	199
Total valuation allowances	218	46	15	279	256	48	—	304
Mortgage loans, net of valuation allowances	$32,407	$11,370	$1,501	$45,278	$33,113	$11,439	$105	$44,657
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended September 30,
	2013				2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$206	$45	$9	$260	$257	$56	$—	$313
Provision (release)	12	1	6	19	3	6	—	9
Charge-offs, net of recoveries	—	—	—	—	(2)	(8)	—	(10)
Transfers to held-for-sale	—	—	—	—	—	(5)	—	(5)
Balance, end of period	$218	$46	$15	$279	$258	$49	$—	$307

	Nine Months Ended September 30,
	2013				2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$256	$48	$—	$304	$318	$75	$—	$393
Provision (release)	(38)	7	15	(16)	(58)	3	—	(55)
Charge-offs, net of recoveries	—	(9)	—	(9)	(2)	(24)	—	(26)
Transfers to held-for-sale	—	—	—	—	—	(5)	—	(5)
Balance, end of period	$218	$46	$15	$279	$258	$49	$—	$307

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Quality of Commercial Mortgage Loans
Information about the credit quality of commercial mortgage loans held-for-investment is presented below at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
September 30, 2013:
Loan-to-value ratios:
Less than 65%	$24,403	$547	$585	$25,535	78.3%	$26,951	79.2%
65% to 75%	4,727	491	155	5,373	16.5	5,495	16.1
76% to 80%	274	158	257	689	2.1	686	2.0
Greater than 80%	674	235	119	1,028	3.1	916	2.7
Total	$30,078	$1,431	$1,116	$32,625	100.0%	$34,048	100.0%

December 31, 2012:
Loan-to-value ratios:
Less than 65%	$24,906	$452	$575	$25,933	77.7%	$27,894	78.8%
65% to 75%	4,254	641	108	5,003	15.0	5,218	14.7
76% to 80%	448	123	259	830	2.5	863	2.4
Greater than 80%	847	501	255	1,603	4.8	1,451	4.1
Total	$30,455	$1,717	$1,197	$33,369	100.0%	$35,426	100.0%
Credit Quality of Agricultural Mortgage Loans
Information about the credit quality of agricultural mortgage loans held-for-investment is presented below at:

	September 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$10,666	93.4%	$10,628	92.5%
65% to 75%	503	4.4	514	4.5
76% to 80%	133	1.2	92	0.8
Greater than 80%	114	1.0	253	2.2
Total	$11,416	100.0%	$11,487	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $11.7 billion and $11.8 billion at September 30, 2013 and December 31, 2012, respectively.
Credit Quality of Residential Mortgage Loans
Information about the credit quality of residential mortgage loans held-for-investment is presented below at:

	September 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$1,493	98.5%	$105	100.0%
Nonperforming	23	1.5	—	—
Total	$1,516	100.0%	$105	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $1.5 billion and $109 million at September 30, 2013 and December 31, 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing, mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2013 and December 31, 2012. The Company defines delinquency consistent with industry practice, when the mortgage loan is past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The recorded investment in mortgage loans held-for-investment, prior to valuation allowances, past due according to these aging categories, greater than 90 days past due and still accruing interest and in nonaccrual status, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In millions)
Commercial	$—	$—	$—	$—	$174	$83
Agricultural	93	116	3	53	106	67
Residential	23	—	11	—	—	—
Total	$116	$116	$14	$53	$280	$150
Impaired Mortgage Loans
Information regarding impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, was as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
September 30, 2013:
Commercial	$181	$174	$54	$120	$251	$246	$432	$366
Agricultural	80	79	12	67	93	88	173	155
Residential	—	—	—	—	1	1	1	1
Total	$261	$253	$66	$187	$345	$335	$606	$522

December 31, 2012:
Commercial	$367	$359	$84	$275	$82	$82	$449	$357
Agricultural	110	107	21	86	79	74	189	160
Residential	—	—	—	—	—	—	—	—
Total	$477	$466	$105	$361	$161	$156	$638	$517
Unpaid principal balance is generally prior to any charge-offs.
The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$427	$4	$342	$1	$433	$9	$286	$3
Agricultural	161	5	191	2	165	8	206	6
Residential	1	—	—	—	1	—	—	—
Total	$589	$9	$533	$3	$599	$17	$492	$9

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mortgage Loans Modified in a Troubled Debt Restructuring
The number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Three Months Ended September 30,
	2013			2012
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		(In millions)			(In millions)
Commercial	1	$49	$49	—	$—	$—
Agricultural	2	24	24	5	17	16
Residential	5	1	1	—	—	—
Total	8	$74	$74	5	$17	$16

	Nine Months Ended September 30,
	2013			2012
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		(In millions)			(In millions)
Commercial	1	$49	$49	—	$—	$—
Agricultural	2	24	24	5	17	16
Residential	11	2	2	—	—	—
Total	14	$75	$75	5	$17	$16
During the three months and nine months ended September 30, 2013 and 2012, the Company had no mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months. Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.5 billion and $1.1 billion at September 30, 2013 and December 31, 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2013	December 31, 2012
	(In millions)
Fixed maturity securities	$9,953	$19,120
Fixed maturity securities with noncredit OTTI losses in AOCI	(168)	(256)
Total fixed maturity securities	9,785	18,864
Equity securities	48	(13)
Derivatives	552	1,052
Short-term investments	—	(2)
Other	28	18
Subtotal	10,413	19,919
Amounts allocated from:
Insurance liability loss recognition	(795)	(5,120)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	6	12
DAC and VOBA	(795)	(1,231)
Policyholder dividend obligation	(2,013)	(3,828)
Subtotal	(3,597)	(10,167)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	56	86
Deferred income tax benefit (expense)	(2,449)	(3,498)
Net unrealized investment gains (losses)	4,423	6,340
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$4,422	$6,339

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	(In millions)
Balance, beginning of period	$(256)	$(522)
Noncredit OTTI losses and subsequent changes recognized (1)	42	(22)
Securities sold with previous noncredit OTTI loss	102	122
Subsequent changes in estimated fair value	(56)	166
Balance, end of period	$(168)	$(256)
__________________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $35 million and ($26) million for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2013
(In millions)
Balance, beginning of period	$6,339
Fixed maturity securities on which noncredit OTTI losses have been recognized	88
Unrealized investment gains (losses) during the period	(9,594)
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	4,325
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(6)
DAC and VOBA	436
Policyholder dividend obligation	1,815
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(30)
Deferred income tax benefit (expense)	1,049
Net unrealized investment gains (losses)	4,422
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$4,422
Change in net unrealized investment gains (losses)	$(1,917)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$(1,917)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2013 and December 31, 2012.
Securities Lending
The Company participates in a securities lending program. Elements of the securities lending program are presented below at:

	September 30, 2013	December 31, 2012
	(In millions)
Securities on loan: (1)
Amortized cost	$18,614	$16,224
Estimated fair value	$19,274	$18,564
Cash collateral on deposit from counterparties (2)	$19,703	$19,036
Security collateral on deposit from counterparties (3)	$13	$46
Reinvestment portfolio — estimated fair value	$19,946	$19,392
__________________

(1)	Included within fixed maturity securities, cash and cash equivalents, short-term investments and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity and equity securities, and trading and FVO securities, and at carrying value for mortgage loans.

	September 30, 2013	December 31, 2012
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,369	$1,555
Invested assets pledged as collateral (1)	19,678	19,812
Total invested assets on deposit and pledged as collateral	$21,047	$21,367
__________________

(1)
The Company has pledged fixed maturity securities, mortgage loans and cash and cash equivalents in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Form 10) and derivative transactions (see Note 6).

Variable Interest Entities
The Company has invested in certain structured transactions (including consolidated securitization entities (“CSEs”)) that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity.
The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. The Company generally uses a qualitative approach to determine whether it is the primary beneficiary. However, for VIEs that are investment companies or apply measurement principles consistent with those utilized by investment companies, the primary beneficiary is based on a risks and rewards model and is defined as the entity that will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns if no single entity absorbs a majority of expected losses, or both. The Company reassesses its involvement with VIEs on a quarterly basis. The use of different methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2013 and December 31, 2012. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2013		December 31, 2012
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Fixed maturity securities (1)	$159	$78	$172	$83
Other invested assets	82	7	85	—
Other limited partnership interests	56	—	189	1
CSEs (assets (primarily securities) and liabilities (primarily debt)) (2)	23	24	51	50
Real estate joint ventures	10	15	11	14
Total	$330	$124	$508	$148
__________________

(1)
The Company consolidates certain fixed maturity securities purchased in an investment vehicle which was partially funded with affiliated long-term debt. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million and $1 million for both the three months and nine months ended September 30, 2013 and 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(2)
The Company consolidates former qualified special purpose entities (“QSPEs”) that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The assets and liabilities of these CSEs are primarily trading and FVO securities and long-term debt, respectively, and to a lesser extent include cash and cash equivalents and other liabilities. The Company’s exposure was limited to that of its remaining investment in the former QSPEs of less than $1 million at estimated fair value at both September 30, 2013 and December 31, 2012. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million and $2 million for the three months and nine months ended September 30, 2013, respectively, and less than $1 million and $3 million for the three months and nine months ended September 30, 2012, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$40,691	$40,691	$42,936	$42,936
U.S. and foreign corporate	2,354	2,354	2,566	2,566
Other limited partnership interests	3,177	4,142	2,966	3,880
Other invested assets	1,318	1,543	1,068	1,381
Real estate joint ventures	33	35	34	40
Total	$47,573	$48,765	$49,570	$50,803
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $270 million and $315 million at September 30, 2013 and December 31, 2012, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2013 and 2012.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Investment income:
Fixed maturity securities	$2,074	$2,100	$6,219	$6,207
Equity securities	19	15	54	48
Trading and FVO securities — Actively Traded Securities and FVO general account securities (1)	13	27	16	59
Mortgage loans	582	666	1,751	1,901
Policy loans	113	113	330	342
Real estate and real estate joint ventures	180	135	517	429
Other limited partnership interests	102	114	443	374
Cash, cash equivalents and short-term investments	7	2	24	11
International joint ventures	5	—	(3)	(2)
Other	(5)	(9)	31	51
Subtotal	3,090	3,163	9,382	9,420
Less: Investment expenses	215	187	620	535
Subtotal, net	2,875	2,976	8,762	8,885
FVO CSEs — interest income:
Securities	—	—	2	3
Subtotal	—	—	2	3
Net investment income	$2,875	$2,976	$8,764	$8,888
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Actively Traded Securities and FVO general account securities	$—	$9	$(17)	$30
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$—	$(4)	$(32)	$(29)
Finance	—	—	(4)	(21)
Consumer	(3)	(4)	(12)	(16)
Communications	—	(1)	(2)	(18)
Industrial	—	(4)	—	(4)
Transportation	—	(1)	—	(1)
Total U.S. and foreign corporate securities	(3)	(14)	(50)	(89)
RMBS	(19)	(10)	(56)	(44)
CMBS	—	—	—	(28)
ABS	—	—	—	(2)
OTTI losses on fixed maturity securities recognized in earnings	(22)	(24)	(106)	(163)
Fixed maturity securities — net gains (losses) on sales and disposals	(60)	29	111	(11)
Total gains (losses) on fixed maturity securities	(82)	5	5	(174)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	—	(17)	—
Common stock	—	—	(1)	(6)
OTTI losses on equity securities recognized in earnings	—	—	(18)	(6)
Equity securities — net gains (losses) on sales and disposals	(2)	9	(17)	15
Total gains (losses) on equity securities	(2)	9	(35)	9
Trading and FVO securities — FVO general account securities — changes in estimated fair value subsequent to purchase	—	2	6	4
Mortgage loans	(8)	8	28	81
Real estate and real estate joint ventures	2	(15)	(21)	(32)
Other limited partnership interests	—	(9)	(24)	(20)
Other investment portfolio gains (losses)	4	(2)	—	(37)
Subtotal — investment portfolio gains (losses)	(86)	(2)	(41)	(169)
FVO CSEs — changes in estimated fair value subsequent to consolidation:
Securities	1	—	1	—
Long-term debt — related to securities	(1)	8	(1)	(2)
Non-investment portfolio gains (losses)	(13)	(22)	30	(18)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(13)	(14)	30	(20)
Total net investment gains (losses)	$(99)	$(16)	$(11)	$(189)
__________________
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($8) million and $15 million for the three months and nine months ended September 30, 2013, respectively, and ($12) million and ($21) million for the three months and nine months ended September 30, 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$11,768	$6,171	$23	$27	$11,791	$6,198
Gross investment gains	$74	$67	$—	$9	$74	$76
Gross investment losses	(134)	(38)	(2)	—	(136)	(38)
Total OTTI losses recognized in earnings:
Credit-related	(22)	(19)	—	—	(22)	(19)
Other (1)	—	(5)	—	—	—	(5)
Total OTTI losses recognized in earnings	(22)	(24)	—	—	(22)	(24)
Net investment gains (losses)	$(82)	$5	$(2)	$9	$(84)	$14

	Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$38,898	$23,042	$102	$105	$39,000	$23,147
Gross investment gains	$397	$261	$2	$20	$399	$281
Gross investment losses	(286)	(272)	(19)	(5)	(305)	(277)
Total OTTI losses recognized in earnings:
Credit-related	(93)	(96)	—	—	(93)	(96)
Other (1)	(13)	(67)	(18)	(6)	(31)	(73)
Total OTTI losses recognized in earnings	(106)	(163)	(18)	(6)	(124)	(169)
Net investment gains (losses)	$5	$(174)	$(35)	$9	$(30)	$(165)
__________________

(1)
Other OTTI losses recognized in earnings include impairments on (i) equity securities, (ii) perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position and (iii) fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Balance, beginning of period	$281	$291	$285	$316
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	3	3	4	31
Additional impairments — credit loss OTTI recognized on securities previously impaired	15	7	49	25
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(17)	(29)	(56)	(82)
Securities impaired to net present value of expected future cash flows	—	—	—	(17)
Increases in cash flows accretion of previous credit loss OTTI	(1)	—	(1)	(1)
Balance, end of period	$281	$272	$281	$272
Related Party Investment Transactions
In the normal course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$—	$30	$—
Amortized cost of invested assets transferred to affiliates	$—	$—	$35	$—
Net investment gains (losses) recognized on transfers	$—	$—	$(5)	$—
Estimated fair value of invested assets transferred from affiliates	$30	$—	$43	$—
The Company purchased from MetLife Bank, an affiliate, $28 million and $1.5 billion of fixed maturity securities, at estimated fair value, for cash during the three months and nine months ended September 30, 2012, respectively.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges were $45 million and $129 million for the three months and nine months ended September 30, 2013, respectively, and $40 million and $117 million for the three months and nine months ended September 30, 2012, respectively. The Company also had additional affiliated net investment income of $1 million and $2 million for the three months and nine months ended September 30, 2013, respectively, and $1 million and $3 million for the three months and nine months ended September 30, 2012, respectively.
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements for the year ended December 31, 2012 included in the Form 10.
The Company has a loan outstanding to Exeter Reassurance Company, Ltd. (“Exeter”), an affiliate, which is included in other invested assets, totaling $75 million at both September 30, 2013 and December 31, 2012. Net investment income from this loan was $1 million and $4 million for both the three months and nine months ended September 30, 2013 and 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company has affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $1.5 billion at both September 30, 2013 and December 31, 2012. Net investment income from these loans was $23 million and $68 million for the three months and nine months ended September 30, 2013, respectively, and $24 million and $71 million for the three months and nine months ended September 30, 2012, respectively.
6. Derivatives
Accounting for Derivatives
Freestanding Derivatives
Freestanding derivatives are carried in the Company’s consolidated balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. See “— Credit Risk on Freestanding Derivatives.”
Accruals on derivatives are generally recorded in accrued investment income or within other liabilities. However, accruals that are not scheduled to settle within one year are included with the derivatives carrying value in other invested assets or other liabilities.
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Net investment income	• Economic hedges of equity method investments in joint ventures
• All derivatives held in relation to trading portfolios
Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•
Fair value hedge (a hedge of the estimated fair value of a recognized asset or liability) - in net derivative gains (losses), consistent with the change in fair value of the hedged item attributable to the designated risk being hedged.

•
Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability) - effectiveness in OCI (deferred gains or losses on the derivative are reclassified into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).

The change in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of operations within interest income or interest expense to match the location of the hedged item.
In its hedge documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship. Assessments of hedge effectiveness and measurements of ineffectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.
The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item; (ii) the derivative expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; or (iv) the derivative is de-designated as a hedging instrument.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the consolidated statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).
In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the consolidated balance sheets, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).
Embedded Derivatives
The Company purchases certain securities, issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

•	the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings;

•	the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and

•	a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
Such embedded derivatives are carried in the consolidated balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
See Note 7 for information about the fair value hierarchy for derivatives.
Derivative Strategies
The Company is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. The Company uses a variety of strategies to manage these risks, including the use of derivatives.
Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”), while others are bilateral contracts between two counterparties (“OTC-bilateral”). The types of derivatives the Company uses include swaps, forwards, futures and option contracts. To a lesser extent, the Company uses credit default swaps and structured interest rate swaps to synthetically replicate investment risks and returns which are not readily available in the cash market.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Interest Rate Derivatives
The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, caps, floors, swaptions and forwards.
Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company utilizes interest rate swaps in fair value, cash flow and non-qualifying hedging relationships.
The Company uses structured interest rate swaps to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. Treasury, agency, or other fixed maturity security. Structured interest rate swaps are included in interest rate swaps. Structured interest rate swaps are not designated as hedging instruments.
The Company purchases interest rate caps and floors primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities, as well as to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in non-qualifying hedging relationships.
Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter into a swap with a forward starting effective date. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. The Company utilizes swaptions in non-qualifying hedging relationships. Swaptions are included in interest rate options.
The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company utilizes interest rate forwards in cash flow hedging relationships.
To a lesser extent the Company uses interest rate futures in non-qualifying hedging relationships.
Foreign Currency Exchange Rate Derivatives
The Company uses foreign currency exchange rate derivatives including foreign currency swaps and foreign currency forwards to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies.
In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow and non-qualifying hedging relationships.
In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. The Company utilizes foreign currency forwards in non-qualifying hedging relationships.
To a lesser extent, the Company uses currency options in non-qualifying hedging relationships.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in non-qualifying hedging relationships.
The Company enters into written credit default swaps to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. Treasury securities, agency securities or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.
The Company also enters into certain purchased and written credit default swaps held in relation to trading portfolios for the purpose of generating profits on short-term differences in price. These credit default swaps are not designated as hedging instruments.
The Company enters into forwards to lock in the price to be paid for forward purchases of certain securities. The price is agreed upon at the time of the contract and payment for the contract is made at a specified future date. When the primary purpose of entering into these transactions is to hedge against the risk of changes in purchase price due to changes in credit spreads, the Company designates these as credit forwards. The Company utilizes credit forwards in cash flow hedging relationships.
Equity Derivatives
To a lesser extent the Company uses equity index options in non-qualifying hedging relationships.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2013			December 31, 2012
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,943	$1,406	$53	$4,824	$1,893	$79
Foreign currency swaps	Foreign currency exchange rate	2,881	263	108	3,064	332	71
Subtotal		8,824	1,669	161	7,888	2,225	150
Cash flow hedges:
Interest rate swaps	Interest rate	2,684	158	66	2,984	606	—
Interest rate forwards	Interest rate	205	9	—	265	58	—
Foreign currency swaps	Foreign currency exchange rate	10,059	304	388	7,595	198	246
Subtotal		12,948	471	454	10,844	862	246
Total qualifying hedges		21,772	2,140	615	18,732	3,087	396
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	61,596	1,342	657	41,008	1,978	854
Interest rate floors	Interest rate	38,220	401	295	33,870	737	493
Interest rate caps	Interest rate	26,959	128	—	40,434	63	—
Interest rate futures	Interest rate	10	—	—	2,476	—	10
Interest rate options	Interest rate	4,849	162	8	4,862	336	2
Synthetic GICs	Interest rate	4,406	—	—	4,162	—	—
Foreign currency swaps	Foreign currency exchange rate	6,756	91	437	6,411	137	532
Foreign currency forwards	Foreign currency exchange rate	2,842	10	74	2,131	16	26
Currency options	Foreign currency exchange rate	—	—	—	129	1	—
Credit default swaps - purchased	Credit	1,578	8	20	1,463	7	14
Credit default swaps - written	Credit	6,874	87	2	6,230	55	5
Equity options	Equity market	1,147	4	—	630	1	—
Total non-designated or non-qualifying derivatives		155,237	2,233	1,493	143,806	3,331	1,936
Total		$177,009	$4,373	$2,108	$162,538	$6,418	$2,332
Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2013 and December 31, 2012. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; and (iii) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes in the consolidated statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Derivatives and hedging gains (losses) (1)	$(517)	$(160)	$(1,148)	$350
Embedded derivatives	(56)	(222)	215	88
Total net derivative gains (losses)	$(573)	$(382)	$(933)	$438
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Qualifying hedges:
Net investment income	$28	$26	$96	$80
Interest credited to policyholder account balances	39	37	108	105

Non-qualifying hedges:
Net investment income	(1)	(1)	(4)	(4)
Net derivative gains (losses)	128	80	330	231
Total	$194	$142	$530	$412
Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)
	(In millions)
Three Months Ended September 30, 2013:
Interest rate derivatives	$(378)	$—
Foreign currency exchange rate derivatives	(415)	—
Credit derivatives — purchased	(2)	(5)
Credit derivatives — written	35	1
Equity derivatives	—	(9)
Total	$(760)	$(13)
Three Months Ended September 30, 2012:
Interest rate derivatives	$(126)	$—
Foreign currency exchange rate derivatives	(206)	—
Credit derivatives — purchased	(19)	(6)
Credit derivatives — written	55	—
Equity derivatives	—	(4)
Total	$(296)	$(10)
Nine Months Ended September 30, 2013:
Interest rate derivatives	$(1,497)	$—
Foreign currency exchange rate derivatives	(19)	—
Credit derivatives — purchased	(1)	(9)
Credit derivatives — written	53	1
Equity derivatives	—	(18)
Total	$(1,464)	$(26)
Nine Months Ended September 30, 2012:
Interest rate derivatives	$199	$—
Foreign currency exchange rate derivatives	(169)	—
Credit derivatives — purchased	(67)	(13)
Credit derivatives — written	91	—
Equity derivatives	—	(9)
Total	$54	$(22)
__________________

(1)
Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and changes in estimated fair value related to derivatives held in relation to trading portfolios.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value Hedges
The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities; and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets and liabilities.
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2013:
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder liabilities (1)	(97)	100	3
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(7)	8	1
	Foreign-denominated PABs (2)	96	(94)	2
Total		$(9)	$15	$6
Three Months Ended September 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(5)	$4	$(1)
	Policyholder liabilities (1)	(44)	48	4
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(2)	2	—
	Foreign-denominated PABs (2)	63	(65)	(2)
Total		$12	$(11)	$1
Nine Months Ended September 30, 2013:
Interest rate swaps:	Fixed maturity securities	$29	$(27)	$2
	Policyholder liabilities (1)	(615)	616	1
Foreign currency swaps:	Foreign-denominated fixed maturity securities	10	(9)	1
	Foreign-denominated PABs (2)	(90)	95	5
Total		$(666)	$675	$9
Nine Months Ended September 30, 2012:
Interest rate swaps:	Fixed maturity securities	$(6)	$6	$—
	Policyholder liabilities (1)	69	(55)	14
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	19	(28)	(9)
Total		$81	$(76)	$5
__________________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Cash Flow Hedges
The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate assets and liabilities to fixed rate assets and liabilities; (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets and liabilities; (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; and (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were not significant for both the three months and nine months ended September 30, 2013, and were ($1) million and $3 million for the three months and nine months ended September 30, 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At both September 30, 2013 and December 31, 2012, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.
At September 30, 2013 and December 31, 2012, the balance in AOCI associated with cash flow hedges was $552 million and $1.1 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income and the interim condensed consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2013:
Interest rate swaps	$(90)	$3	$1	$(2)
Interest rate forwards	(9)	1	—	(1)
Foreign currency swaps	(156)	172	—	(2)
Credit forwards	—	—	1	—
Total	$(255)	$176	$2	$(5)
Three Months Ended September 30, 2012:
Interest rate swaps	$(77)	$2	$1	$—
Interest rate forwards	(5)	—	—	—
Foreign currency swaps	(221)	(25)	(1)	(5)
Credit forwards	—	—	1	—
Total	$(303)	$(23)	$1	$(5)
Nine Months Ended September 30, 2013:
Interest rate swaps	$(410)	$17	$5	$—
Interest rate forwards	(36)	1	1	—
Foreign currency swaps	(67)	(39)	(2)	3
Credit forwards	(3)	—	1	—
Total	$(516)	$(21)	$5	$3
Nine Months Ended September 30, 2012:
Interest rate swaps	$58	$3	$2	$—
Interest rate forwards	4	—	1	—
Foreign currency swaps	(125)	(24)	(3)	(4)
Credit forwards	—	—	1	—
Total	$(63)	$(21)	$1	$(4)
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2013, ($19) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6.9 billion and $6.2 billion at September 30, 2013 and December 31, 2012, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2013 and December 31, 2012, the Company would have received $85 million and $50 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2013			December 31, 2012
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$6	$498	2.4	$7	$573	2.5
Credit default swaps referencing indices	21	2,164	1.5	31	2,064	2.1
Subtotal	27	2,662	1.7	38	2,637	2.2
Baa
Single name credit default swaps (corporate)	12	1,145	3.7	4	835	3.2
Credit default swaps referencing indices	30	2,713	4.8	6	2,469	4.9
Subtotal	42	3,858	4.5	10	3,304	4.5
Ba
Single name credit default swaps (corporate)	—	15	4.5	—	25	2.7
Credit default swaps referencing indices	—	—	0.0	—	—	0.0
Subtotal	—	15	4.5	—	25	2.7
B
Single name credit default swaps (corporate)	—	—	0.0	—	—	0.0
Credit default swaps referencing indices	16	339	5.1	2	264	4.9
Subtotal	16	339	5.1	2	264	4.9
Total	$85	$6,874	3.4	$50	$6,230	3.5
__________________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $6.9 billion and $6.2 billion from the table above were $71 million and $120 million at September 30, 2013 and December 31, 2012, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at both September 30, 2013 and December 31, 2012.
Credit Risk on Freestanding Derivatives
The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive estimated fair value of derivatives at the reporting date after taking into consideration the existence of master netting or similar agreements and any collateral received pursuant to such agreements.
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are generally governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited, to events of default and bankruptcy. In the event of an early termination, the Company is permitted to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company’s OTC-cleared derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis, and the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives.
See Note 7 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2013		December 31, 2012
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$4,296	$2,012	$6,556	$2,408
OTC-cleared (1)	176	138	—	—
Exchange-traded	—	—	—	10
Total gross estimated fair value of derivatives (1)	4,472	2,150	6,556	2,418
Amounts offset in the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented in the consolidated balance sheets (1)	4,472	2,150	6,556	2,418
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,638)	(1,638)	(2,083)	(2,083)
OTC-cleared	(134)	(134)	—	—
Exchange-traded	—	—	—	—
Cash collateral: (3)
OTC-bilateral	(1,570)	(3)	(3,425)	(1)
OTC-cleared	(42)	(4)	—	—
Exchange-traded	—	—	—	(10)
Securities collateral: (4)
OTC-bilateral	(1,027)	(282)	(1,048)	(261)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$61	$89	$—	$63
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)
At September 30, 2013 and December 31, 2012, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $99 million and $138 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $42 million and $86 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2013 and December 31, 2012, the Company received excess cash collateral of $34 million and $0, respectively, and provided excess cash collateral of $4 million and $25 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at September 30, 2013 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2013 and December 31, 2012, the Company received excess securities collateral of $118 million and $139 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2013 and December 31, 2012, the Company provided excess securities collateral of $21 million and $0, respectively, for its OTC-bilateral derivatives, and $99 million and $0, respectively, for its OTC-cleared derivatives, which are not included in the table above due to the foregoing limitation. At both September 30, 2013 and December 31, 2012, the Company did not pledge any securities collateral for its exchange-traded derivatives.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include credit-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, certain of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that the Company would be required to provide if there was a one notch downgrade in the Company’s credit rating at the reporting date or if the Company’s credit rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

		Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Credit Rating	Downgrade in the Company’s Credit Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
September 30, 2013:
Derivatives subject to credit-contingent provisions	$325	$303	$—	$—	$9
Derivatives not subject to credit-contingent provisions	3	—	5	—	—
Total	$328	$303	$5	$—	$9
December 31, 2012:
Derivatives subject to credit-contingent provisions	$263	$261	$—	$—	$1
Derivatives not subject to credit-contingent provisions	—	—	1	—	—
Total	$263	$261	$1	$—	$1
__________________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; funds withheld on ceded reinsurance and affiliated funds withheld on ceded reinsurance; funding agreements with equity or bond indexed crediting rates; and certain debt and equity securities.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2013	December 31, 2012
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$341	$1,362
Options embedded in debt or equity securities	Investments	(97)	(55)
Net embedded derivatives within asset host contracts		$244	$1,307

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(647)	$(92)
Funds withheld on ceded reinsurance	Other liabilities	872	1,563
Other	PABs	6	16
Net embedded derivatives within liability host contracts		$231	$1,487

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Net derivative gains (losses) (1), (2)	$(56)	$(222)	$215	$88
__________________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($9) million and ($41) million for the three months and nine months ended September 30, 2013, respectively, and ($33) million and ($62) million for the three months and nine months ended September 30, 2012, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $49 million and $114 million for the three months and nine months ended September 30, 2013, respectively, and $81 million and $129 million for the three months and nine months ended September 30, 2012, respectively.

(2)	See Note 12 for discussion of affiliated net derivative gains (losses) included in the table above.
7. Fair Value
Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below.

	September 30, 2013
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$59,742	$4,242	$63,984
U.S. Treasury and agency	14,658	15,159	65	29,882
Foreign corporate	—	25,843	3,041	28,884
RMBS	565	21,940	2,577	25,082
CMBS	—	7,985	536	8,521
ABS	—	4,588	2,500	7,088
State and political subdivision	—	5,935	—	5,935
Foreign government	—	3,372	241	3,613
Total fixed maturity securities	15,223	144,564	13,202	172,989
Equity securities:
Common stock	315	752	60	1,127
Non-redeemable preferred stock	—	377	294	671
Total equity securities	315	1,129	354	1,798
Trading and FVO securities
Actively Traded Securities	4	621	11	636
FVO general account securities	—	23	32	55
FVO securities held by CSEs	—	23	—	23
Total trading and FVO securities	4	667	43	714
Short-term investments (1)	788	3,256	131	4,175
Residential mortgage loans — FVO	—	—	212	212
Derivative assets: (2)
Interest rate	—	3,598	8	3,606
Foreign currency exchange rate	—	645	23	668
Credit	—	72	23	95
Equity market	—	4	—	4
Total derivative assets	—	4,319	54	4,373
Net embedded derivatives within asset host contracts (3)	—	—	341	341
Separate account assets (4)	28,024	101,923	1,186	131,133
Total assets	$44,354	$255,858	$15,523	$315,735
Liabilities:
Derivative liabilities: (2)
Interest rate	$—	$1,079	$—	$1,079
Foreign currency exchange rate	—	1,007	—	1,007
Credit	—	22	—	22
Total derivative liabilities	—	2,108	—	2,108
Net embedded derivatives within liability host contracts (3)	—	6	225	231
Long-term debt	—	77	25	102
Long-term debt of CSEs	—	—	26	26
Trading liabilities (5)	228	4	—	232
Total liabilities	$228	$2,195	$276	$2,699

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2012
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Fixed maturity securities:
U.S. corporate	$—	$61,540	$5,460	$67,000
U.S. Treasury and agency	17,653	14,927	71	32,651
Foreign corporate	—	27,180	3,054	30,234
RMBS	—	23,323	1,702	25,025
CMBS	—	9,384	402	9,786
ABS	—	6,202	1,923	8,125
State and political subdivision	—	6,720	—	6,720
Foreign government	—	3,853	282	4,135
Total fixed maturity securities	17,653	153,129	12,894	183,676
Equity securities:
Common stock	189	792	60	1,041
Non-redeemable preferred stock	—	177	281	458
Total equity securities	189	969	341	1,499
Trading and FVO securities:
Actively Traded Securities	7	646	6	659
FVO general account securities	—	26	26	52
FVO securities held by CSEs	—	41	—	41
Total trading and FVO securities	7	713	32	752
Short-term investments (1)	2,565	3,936	252	6,753
Residential mortgage loans — FVO	—	—	—	—
Derivative assets: (2)
Interest rate	—	5,613	58	5,671
Foreign currency exchange rate	—	646	38	684
Credit	—	29	33	62
Equity market	—	1	—	1
Total derivative assets	—	6,289	129	6,418
Net embedded derivatives within asset host contracts (3)	—	—	1,362	1,362
Separate account assets (4)	24,237	95,794	940	120,971
Total assets	$44,651	$260,830	$15,950	$321,431
Liabilities:
Derivative liabilities: (2)
Interest rate	$10	$1,428	$—	$1,438
Foreign currency exchange rate	—	874	1	875
Credit	—	19	—	19
Total derivative liabilities	10	2,321	1	2,332
Net embedded derivatives within liability host contracts (3)	—	16	1,471	1,487
Long-term debt	—	—	—	—
Long-term debt of CSEs	—	—	44	44
Trading liabilities (5)	163	—	—	163
Total liabilities	$173	$2,337	$1,516	$4,026
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)
Short-term investments as presented in the tables above differ from the amounts presented in the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

(2)
Derivative assets are presented within other invested assets in the consolidated balance sheets and derivative liabilities are presented within other liabilities in the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation in the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(3)
Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within PABs and other liabilities in the consolidated balance sheets. At September 30, 2013 and December 31, 2012, equity securities also included embedded derivatives of ($97) million and ($55) million, respectively.

(4)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(5)	Trading liabilities are presented within other liabilities in the consolidated balance sheets.
The following describes the valuation methodologies used to measure assets and liabilities at fair value. The description includes the valuation techniques and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy.
Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a monthly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committees of Metropolitan Life Insurance Company's and MetLife, Inc.’s Boards of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 6% of the total estimated fair value of Level 3 fixed maturity securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained, or an internally developed valuation is prepared. Internally developed valuations of current estimated fair value, which reflect internal estimates of liquidity and nonperformance risks, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio; accordingly, overrides were not material. This is, in part, because internal estimates of liquidity and nonperformance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used.
Securities, Short-term Investments, Long-term Debt and Trading Liabilities
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.
When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, giving priority to observable inputs. The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. When observable inputs are not available, the market standard valuation methodologies rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though these inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.
The estimated fair value of FVO securities held by CSEs, long-term debt and trading liabilities is determined on a basis consistent with the methodologies described herein for securities. The Company consolidates certain securitization entities that hold securities that have been accounted for under the FVO and classified within trading and FVO securities.
Level 2 Valuation Techniques and Key Inputs:
This level includes securities priced principally by independent pricing services using observable inputs. Trading and FVO securities and short-term investments within this level are of a similar nature and class to the Level 2 fixed maturity securities and equity securities.
U.S. corporate and foreign corporate securities
These securities are principally valued using the market and income approaches. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques that use standard market observable inputs such as benchmark yields, spreads off benchmark yields, new issuances, issuer rating, duration, and trades of identical or comparable securities. Privately-placed securities are valued using matrix pricing methodologies using standard market observable inputs, and inputs derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer, and in certain cases, delta spread adjustments to reflect specific credit-related issues.
U.S. Treasury and agency securities
These securities are principally valued using the market approach. Valuations are based primarily on quoted prices in markets that are not active, or using matrix pricing or other similar techniques using standard market observable inputs such as a benchmark U.S. Treasury yield curve, the spread off the U.S. Treasury yield curve for the identical security and comparable securities that are actively traded.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Structured securities comprised of RMBS, CMBS and ABS
These securities are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using standard market inputs, including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information, including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.
State and political subdivision and foreign government securities
These securities are principally valued using the market approach. Valuations are based primarily on matrix pricing or other similar techniques using standard market observable inputs, including a benchmark U.S. Treasury yield or other yields, issuer ratings, broker-dealer quotes, issuer spreads and reported trades of similar securities, including those within the same sub-sector or with a similar maturity or credit rating.
Common and non-redeemable preferred stock
These securities are principally valued using the market approach. Valuations are based principally on observable inputs, including quoted prices in markets that are not considered active.
Level 3 Valuation Techniques and Key Inputs:
In general, securities classified within Level 3 use many of the same valuation techniques and inputs as described previously for Level 2. However, if key inputs are unobservable, or if the investments are less liquid and there is very limited trading activity, the investments are generally classified as Level 3. The use of independent non-binding broker quotations to value investments generally indicates there is a lack of liquidity or a lack of transparency in the process to develop the valuation estimates, generally causing these investments to be classified in Level 3.
Trading and FVO securities and short-term investments within this level are of a similar nature and class to the Level 3 securities described below; accordingly, the valuation techniques and significant market standard observable inputs used in their valuation are also similar to those described below.
U.S. corporate and foreign corporate securities
These securities, including financial services industry hybrid securities classified within fixed maturity securities, are principally valued using the market approach. Valuations are based primarily on matrix pricing or other similar techniques that utilize unobservable inputs or inputs that cannot be derived principally from, or corroborated by, observable market data, including illiquidity premium, delta spread adjustments to reflect specific credit-related issues, credit spreads; and inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain valuations are based on independent non-binding broker quotations.
Structured securities comprised of RMBS, CMBS and ABS
These securities are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including credit spreads. Below investment grade securities and sub-prime RMBS included in this level are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain of these valuations are based on independent non-binding broker quotations.
State and political subdivision and foreign government securities
These securities are principally valued using the market approach. Valuations are based primarily on independent non-binding broker quotations and inputs, including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain valuations are based on matrix pricing that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including credit spreads.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Common and non-redeemable preferred stock
These securities, including privately-held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using inputs such as comparable credit rating and issuance structure. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.
Mortgage Loans
The Company has elected the FVO for certain residential mortgage loans held-for-investment.
Level 3 Valuation Techniques and Key Inputs:
Residential mortgage loans — FVO
For these investments, the estimated fair values are based primarily on matrix pricing or other similar techniques that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data.

Separate Account Assets
Separate account assets are carried at estimated fair value and reported as a summarized total on the consolidated balance sheets. The estimated fair value of separate account assets is based on the estimated fair value of the underlying assets. Separate account assets include: mutual funds, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents.
Level 2 Valuation Techniques and Key Inputs:
These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Long-term Debt and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are certain mutual funds and hedge funds without readily determinable fair values as prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported net asset value (“NAV”) provided by the fund managers.
Level 3 Valuation Techniques and Key Inputs:
These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Long-term Debt and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are other limited partnership interests, which are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables that may impact the exit value of the particular partnership interest.
Derivatives
The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives, or through the use of pricing models for OTC-bilateral and OTC-cleared derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The significant inputs to the pricing models for most OTC-bilateral and OTC-cleared derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Significant inputs that are observable generally include: interest rates, foreign currency exchange rates, interest rate curves, credit curves and volatility. However, certain OTC-bilateral and OTC-cleared derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant inputs that are unobservable generally include references to emerging market currencies and inputs that are outside the observable portion of the interest rate curve, credit curve, volatility or other relevant market measure. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and management believes they are consistent with what other market participants would use when pricing such instruments.
Most inputs for OTC-bilateral and OTC-cleared derivatives are mid-market inputs but, in certain cases, liquidity adjustments are made when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.
The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
Freestanding Derivatives
Level 2 Valuation Techniques and Key Inputs:
This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3. These derivatives are principally valued using the income approach.
Interest rate
Non-option-based. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and basis curves.
Option-based. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, basis curves and interest rate volatility.
Foreign currency exchange rate
Non-option-based. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, basis curves, currency spot rates and cross currency basis curves.
Credit
Non-option-based. Valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves and recovery rates.
Equity market
Option-based. Valuations are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves and equity volatility.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Level 3 Valuation Techniques and Key Inputs:
These derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. These valuation methodologies generally use the same inputs as described in the corresponding sections above for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.
Interest rate
Non-option-based. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve and basis curves.
Foreign currency exchange rate
Non-option-based. Significant unobservable inputs may include the extrapolation beyond observable limits of the swap yield curve, basis curves, cross currency basis curves and currency correlation.
Credit
Non-option-based. Significant unobservable inputs may include credit spreads, repurchase rates and the extrapolation beyond observable limits of the swap yield curve and credit curves. Certain of these derivatives are valued based on independent non-binding broker quotations.
Embedded Derivatives
Embedded derivatives principally include certain direct variable annuity guarantees, certain affiliated ceded reinsurance agreements related to such variable annuity guarantees, equity or bond indexed crediting rates within certain funding agreements and those related to ceded funds withheld on reinsurance. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs in the consolidated balance sheets.
The fair value of these embedded derivatives, estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior, is calculated by the Company’s actuarial department. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk free rates.
Capital market assumptions, such as risk free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees. These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in nonperformance risk; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.
The Company ceded the risk associated with certain of the GMIBs, GMABs and GMWBs previously described. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also ceded directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives) but where the reinsurance agreement contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables in the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments, Long-term Debt and Trading Liabilities.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities in the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
The estimated fair value of the embedded equity and bond indexed derivatives contained in certain funding agreements is determined using market standard swap valuation models and observable market inputs, including a nonperformance risk adjustment. The estimated fair value of these embedded derivatives are included, along with their funding agreements host, within PABs with changes in estimated fair value recorded in net derivative gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
Embedded Derivatives Within Asset and Liability Host Contracts
Level 3 Valuation Techniques and Key Inputs:
Direct guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curve, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curve and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, nonperformance risk and cost of capital for purposes of calculating the risk margin.
Reinsurance ceded on certain guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those described above in “— Direct Guaranteed Minimum Benefits” and also include counterparty credit spreads.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Embedded derivatives within funds withheld related to certain ceded reinsurance
These embedded derivatives are principally valued using the income approach. The valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curve and the fair value of assets within the reference portfolio. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include the fair value of certain assets within the reference portfolio which are not observable in the market and cannot be derived principally from, or corroborated by, observable market data.
Transfers between Levels
Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the period.
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2013, transfers between Levels 1 and 2 were not significant. There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at December 31, 2012.
Transfers into or out of Level 3:
Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable.
Transfers into Level 3 for fixed maturity securities and separate account assets were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments, or credit spreads.
Transfers out of Level 3 for fixed maturity securities and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement, and the sensitivity of the estimated fair value to changes in those inputs, for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at:

					September 30, 2013				December 31, 2012				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities: (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(40)	-	240	58	(50)	-	500	84	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(1,508)	-	711	193	(1,416)	-	830	285	Decrease
			•	Offered quotes (5)	—	-	103	100	—	-	178	139	Increase
	•	Consensus pricing	•	Offered quotes (5)	56	-	116	96	35	-	105	91	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	(205)	-	3,662	295	9	-	2,980	541	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	22	-	100	97	13	-	100	99	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	87	-	100	90	28	-	100	75	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	130	-	350	214	35	-	4,750	486	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	88	-	104	100	100	-	104	102	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	96	-	96	96					Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	30	-	1,877	98	—	-	1,829	105	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	106	100	40	-	102	99	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	—	-	106	87	—	-	111	97	Increase (6)
Foreign government	•	Matrix pricing	•	Credit spreads (4)					111	-	111	111	Decrease
	•	Market pricing	•	Quoted prices (5)	77	-	110	89	77	-	101	87	Increase
	•	Consensus pricing	•	Offered quotes (5)	96	-	140	121	82	-	158	130	Increase
Derivatives:
Interest rate	•	Present value techniques	•	Swap yield (7)	372	-	427		186	-	332		Increase (11)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	655	-	769		647	-	795		Increase (11)
			•	Correlation (8)	38%	-	49%		43%	-	57%
Credit	•	Present value techniques	•	Credit spreads (9)	99	-	100		100	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives:
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.05%	-	0.64%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.32%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (13)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (13)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (14)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.05%	-	0.55%		0.10%	-	0.67%		Decrease (17)
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)
The impact of a decrease in input would have the opposite impact on the estimated fair value. For embedded derivatives, changes to direct guaranteed minimum benefits are based on liability positions and changes to ceded guaranteed minimum benefits are based on asset positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in basis points.

(5)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(6)
Changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

(7)
Ranges represent the rates across different yield curves and are presented in basis points. The swap yield curve is utilized among different types of derivatives to project cash flows, as well as to discount future cash flows to present value. Since this valuation methodology uses a range of inputs across a yield curve to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(8)
Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.

(9)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. The range being provided is a single quoted spread in the valuation model. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(10)	At both September 30, 2013 and December 31, 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(12)
Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(13)
Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(14)
The utilization rate assumption estimates the percentage of contract holders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(15)
The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.

(16)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(17)
Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO and long-term debt are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended September 30, 2013:
Balance, beginning of period	$4,216	$81	$2,888	$2,314	$569	$2,179	$1	$316
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	1	9	2	—	—	—
Net investment gains (losses)	5	—	(10)	1	(1)	2	—	2
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(12)	—	73	(14)	(7)	(1)	—	(20)
Purchases (3)	203	—	359	501	96	538	—	4
Sales (3)	(189)	(1)	(189)	(121)	(47)	(218)	—	(42)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	117	—	105	—	—	—	—	—
Transfers out of Level 3 (4)	(98)	(15)	(186)	(113)	(76)	—	(1)	(19)
Balance, end of period	$4,242	$65	$3,041	$2,577	$536	$2,500	$—	$241
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$9	$2	$—	$—	$1
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and FVO Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Three Months Ended September 30, 2013:
Balance, beginning of period	$58	$280	$11	$32	$129	$150	$968
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	1	(2)	—
Net investment gains (losses)	—	(2)	—	—	(2)	—	11
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	5	7	—	—	—	—	—
Purchases (3)	5	50	6	—	75	67	86
Sales (3)	(7)	(21)	(1)	—	(72)	—	(46)
Issuances (3)	—	—	—	—	—	—	51
Settlements (3)	—	—	—	—	—	(3)	(2)
Transfers into Level 3 (4)	—	—	—	—	—	—	162
Transfers out of Level 3 (4)	(1)	(20)	(5)	—	—	—	(44)
Balance, end of period	$60	$294	$11	$32	$131	$212	$1,186
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$1	$(2)	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs
	(In millions)
Three Months Ended September 30, 2013:
Balance, beginning of period	$21	$22	$19	$166	$—	$(31)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—
Net derivative gains (losses)	(1)	1	2	(61)	—	—
OCI	(9)	—	(1)	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	—	—	(25)	—
Settlements (3)	(3)	—	3	11	—	5
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, end of period	$8	$23	$23	$116	$(25)	$(26)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$(1)	$2	$2	$(57)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$5,356	$74	$2,473	$1,256	$314	$1,624	$—	$289
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	2	9	—	—	—	2
Net investment gains (losses)	(6)	—	(3)	(2)	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	223	—	40	80	(4)	22	—	4
Purchases (3)	328	—	192	126	329	143	—	20
Sales (3)	(261)	—	(38)	(75)	(140)	(20)	—	(14)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	124	—	101	10	4	2	—	—
Transfers out of Level 3 (4)	(169)	—	(23)	—	(8)	(22)	—	—
Balance, end of period	$5,597	$74	$2,744	$1,404	$495	$1,749	$—	$301
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$1	$—	$2	$8	$—	$—	$—	$2
Net investment gains (losses)	$(4)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and FVO Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$145	$275	$13	$17	$401	$—	$1,168
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	5	—	—	—
Net investment gains (losses)	8	—	—	—	—	—	9
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(10)	1	—	—	—	—	—
Purchases (3)	2	—	14	—	235	—	128
Sales (3)	(30)	—	(11)	—	(65)	—	(65)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—	—	2
Transfers out of Level 3 (4)	—	—	(2)	—	—	—	(127)
Balance, end of period	$115	$276	$14	$22	$571	$—	$1,115
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$5	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs
	(In millions)
Three Months Ended September 30, 2012:
Balance, beginning of period	$81	$48	$17	$(434)	$—	$(81)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	7
Net derivative gains (losses)	—	3	13	(212)	—	—
OCI	(5)	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	2	—	15	—	26
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, end of period	$76	$53	$30	$(631)	$—	$(48)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$7
Net derivative gains (losses)	$—	$4	$13	$(210)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Nine Months Ended September 30, 2013:
Balance, beginning of period	$5,460	$71	$3,054	$1,702	$402	$1,923	$—	$282
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	—	1	19	(1)	—	—	4
Net investment gains (losses)	(26)	—	(22)	4	—	4	—	2
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	4	(2)	(27)	101	11	(23)	—	(35)
Purchases (3)	582	—	561	1,002	256	1,005	—	27
Sales (3)	(680)	(4)	(469)	(184)	(64)	(365)	—	(37)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	124	—	218	4	73	—	—	—
Transfers out of Level 3 (4)	(1,225)	—	(275)	(71)	(141)	(44)	—	(2)
Balance, end of period	$4,242	$65	$3,041	$2,577	$536	$2,500	$—	$241
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$—	$1	$25	$(1)	$—	$—	$4
Net investment gains (losses)	$(34)	$—	$—	$(1)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and FVO Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Nine Months Ended September 30, 2013:
Balance, beginning of period	$60	$281	$6	$26	$252	$—	$940
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	6	1	(2)	—
Net investment gains (losses)	—	(30)	—	—	(24)	—	41
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(1)	66	—	—	19	—	—
Purchases (3)	8	51	8	—	131	214	184
Sales (3)	(8)	(74)	—	—	(248)	—	(141)
Issuances (3)	—	—	—	—	—	—	71
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	1	—	—	—	—	—	161
Transfers out of Level 3 (4)	—	—	(3)	—	—	—	(70)
Balance, end of period	$60	$294	$11	$32	$131	$212	$1,186
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$6	$1	$(2)	$—
Net investment gains (losses)	$—	$(17)	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs
	(In millions)
Nine Months Ended September 30, 2013:
Balance, beginning of period	$58	$37	$33	$(109)	$—	$(44)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(1)
Net derivative gains (losses)	(4)	(15)	(10)	181	—	—
OCI	(36)	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	—	—	(25)	—
Settlements (3)	(10)	1	—	44	—	19
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, end of period	$8	$23	$23	$116	$(25)	$(26)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$—	$(15)	$(9)	$191	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Nine Months Ended September 30, 2012:
Balance, beginning of period	$4,919	$25	$2,258	$691	$219	$1,146	$—	$291
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	—	5	21	—	1	—	3
Net investment gains (losses)	—	—	(46)	(5)	(7)	(1)	—	(5)
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	199	—	124	96	—	15	—	13
Purchases (3)	1,035	49	752	708	352	729	—	20
Sales (3)	(615)	—	(398)	(162)	(68)	(125)	—	(46)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	234	—	128	67	12	4	—	25
Transfers out of Level 3 (4)	(179)	—	(79)	(12)	(13)	(20)	—	—
Balance, end of period	$5,597	$74	$2,744	$1,404	$495	$1,749	$—	$301
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$3	$—	$5	$20	$—	$1	$—	$3
Net investment gains (losses)	$(5)	$—	$11	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading Securities and FVO:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Nine Months Ended September 30, 2012:
Balance, beginning of period	$104	$293	$—	$14	$134	$—	$1,082
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	8	—	—	—
Net investment gains (losses)	6	—	—	—	—	—	72
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(10)	4	—	—	—	—	—
Purchases (3)	26	5	14	—	544	—	222
Sales (3)	(12)	(26)	—	—	(107)	—	(243)
Issuances (3)	—	—	—	—	—	—	1
Settlements (3)	—	—	—	—	—	—	(3)
Transfers into Level 3 (4)	1	—	—	—	—	—	24
Transfers out of Level 3 (4)	—	—	—	—	—	—	(40)
Balance, end of period	$115	$276	$14	$22	$571	$—	$1,115
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$8	$(1)	$—	$—
Net investment gains (losses)	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs
	(In millions)
Nine Months Ended September 30, 2012:
Balance, beginning of period	$67	$56	$1	$(790)	$—	$(116)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(2)
Net derivative gains (losses)	16	(3)	35	118	—	—
OCI	4	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	(3)	—	—	—
Settlements (3)	(11)	—	(3)	41	—	70
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, end of period	$76	$53	$30	$(631)	$—	$(48)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$(2)
Net derivative gains (losses)	$—	$(3)	$33	$123	$—	$—
__________________

(1)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(4)
Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(5)	Changes in unrealized gains (losses) included in net income (loss) relate to assets and liabilities still held at the end of the respective periods.

(6)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses).

(7)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.
Fair Value Option
The following table presents information for residential mortgage loans, which are accounted for under the FVO, and were initially measured at fair value.

	September 30, 2013	December 31, 2012
	(In millions)
Unpaid principal balance	$325	$—
Difference between estimated fair value and unpaid principal balance	(113)	—
Carrying value at estimated fair value (1)	$212	$—
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Interest income, changes in estimated fair value and gains or losses on sales are recognized in net investment income. Changes in estimated fair value for these loans were due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$—	$—	$—	$—
Other changes in estimated fair value	(2)	—	(2)	—
Total gains (losses) recognized in net investment income	$(2)	$—	$(2)	$—
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In millions)
Contractual principal balance	$105	$—	$41	$60
Difference between estimated fair value and contractual principal balance	(3)	—	(15)	(16)
Carrying value at estimated fair value (1)	$102	$—	$26	$44
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates; that is, they are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$187	$367	$(4)	$(4)	$16	$5
Other limited partnership interests (2)	$66	$57	$—	$(8)	$(34)	$(20)
Real estate joint ventures (3)	$2	$8	$—	$—	$(1)	$(3)
Goodwill (4)	$—	$—	$—	$(10)	$—	$(10)
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2013 and 2012 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate and mezzanine debt. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both September 30, 2013 and 2012 were not significant.

(4)
As discussed in Note 11 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Form 10, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit. This impairment has been categorized as Level 3 due to the significant unobservable inputs used in the determination of the estimated fair value.

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2 and, to a lesser extent, in Level 1, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$45,278	$—	$—	$47,190	$47,190
Held-for-sale	151	—	—	151	151
Mortgage loans, net	$45,429	$—	$—	$47,341	$47,341
Policy loans	$8,430	$—	$796	$9,074	$9,870
Real estate joint ventures	$50	$—	$—	$73	$73
Other limited partnership interests	$921	$—	$—	$1,068	$1,068
Other invested assets	$2,017	$90	$1,767	$168	$2,025
Premiums, reinsurance and other receivables	$15,005	$—	$855	$14,921	$15,776
Liabilities:
PABs	$70,024	$—	$—	$72,805	$72,805
Long-term debt	$2,223	$—	$2,532	$—	$2,532
Other liabilities	$20,884	$—	$1,265	$20,288	$21,553
Separate account liabilities	$57,007	$—	$57,007	$—	$57,007
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$(12)	$(12)
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$5	$—	$5

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2012
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets:
Mortgage loans:
Held-for-investment	$44,657	$—	$—	$47,365	$47,365
Held-for-sale	—	—	—	—	—
Mortgage loans, net	$44,657	$—	$—	$47,365	$47,365
Policy loans	$8,364	$—	$793	$9,470	$10,263
Real estate joint ventures	$52	$—	$—	$68	$68
Other limited partnership interests	$1,048	$—	$—	$1,161	$1,161
Other invested assets	$2,014	$93	$1,885	$152	$2,130
Premiums, reinsurance and other receivables	$14,172	$—	$37	$15,129	$15,166
Liabilities:
PABs	$71,611	$—	$—	$75,189	$75,189
Long-term debt	$2,276	$—	$2,713	$—	$2,713
Other liabilities	$19,865	$—	$171	$20,488	$20,659
Separate account liabilities	$51,985	$—	$51,985	$—	$51,985
Commitments: (1)
Mortgage loan commitments	$—	$—	$—	$10	$10
Commitments to fund bank credit facilities, bridge loans and private corporate bond investments	$—	$—	$13	$—	$13
__________________

(1)	Commitments are off-balance sheet obligations. Negative estimated fair values represent off-balance sheet liabilities. See Note 11 for additional information on these off-balance sheet obligations.
The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:
Mortgage Loans
Mortgage loans held-for-investment
For mortgage loans held-for-investment, estimated fair value is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans.
Mortgage loans held-for-sale
For mortgage loans held-for-sale, estimated fair value is determined using independent non-binding broker quotations or internal valuation models using significant unobservable inputs.
Policy Loans
Policy loans with fixed interest rates are classified within Level 3. The estimated fair values for these loans are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. Policy loans with variable interest rates are classified within Level 2 and the estimated fair value approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.
Real Estate Joint Ventures and Other Limited Partnership Interests
The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Other Invested Assets
These other invested assets are principally comprised of loans to affiliates. The estimated fair value of loans to affiliates is determined by discounting the expected future cash flows using market interest rates currently available for instruments with similar terms and remaining maturities.
Premiums, Reinsurance and Other Receivables
Premiums, reinsurance and other receivables are principally comprised of certain amounts recoverable under reinsurance agreements, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivatives and amounts receivable for securities sold but not yet settled.
Amounts recoverable under ceded reinsurance agreements, which the Company has determined do not transfer significant risk such that they are accounted for using the deposit method of accounting, have been classified as Level 3. The valuation is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using interest rates determined to reflect the appropriate credit standing of the assuming counterparty.
The amounts on deposit for derivative settlements, classified within Level 2, essentially represent the equivalent of demand deposit balances and amounts due for securities sold are generally received over short periods such that the estimated fair value approximates carrying value.
PABs
These PABs include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are excluded from this caption in the preceding tables as they are separately presented in “— Recurring Fair Value Measurements.”
The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.
Long-term Debt
The estimated fair value of long-term debt is principally determined using market standard valuation methodologies. Valuations are based primarily on quoted prices in markets that are not active or using matrix pricing that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using discounted cash flow methodologies use standard market observable inputs including market yield curve, duration, observable prices and spreads for similar publicly traded or privately traded issues. Capital leases, which are not required to be disclosed at estimated fair value, and debt carried at fair value are excluded from the preceding tables.
Other Liabilities
Other liabilities consist primarily of interest payable, amounts due for securities purchased but not yet settled, funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements, and amounts payable under certain assumed reinsurance agreements, which are recorded using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values, with the exception of certain deposit type reinsurance payables. For such payables, the estimated fair value is determined as the present value of expected future cash flows, which are discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.
Separate Account Liabilities
Separate account liabilities represent those balances due to policyholders under contracts that are classified as investment contracts.
Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance, funding agreements related to group life contracts and certain contracts that provide for benefit funding.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described in the section “— Recurring Fair Value Measurements,” the value of those assets approximates the estimated fair value of the related separate account liabilities. The valuation techniques and inputs for separate account liabilities are similar to those described for separate account assets.
Mortgage Loan Commitments and Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The estimated fair values for mortgage loan commitments that will be held for investment and commitments to fund bank credit facilities, bridge loans and private corporate bonds that will be held for investment represent the difference between the discounted expected future cash flows using interest rates that incorporate current credit risk for similar instruments on the reporting date and the principal amounts of the commitments.
8. Equity
Stock-Based Compensation Plans
Performance Shares
For awards granted prior to the January 1, 2013 – December 31, 2015 performance period, vested Performance Shares are multiplied by a performance factor of 0.0 to 2.0 based on MetLife, Inc.’s adjusted income, total shareholder return, and performance in change in annual net operating earnings and total shareholder return compared to the performance of its competitors, each measured with respect to the applicable three-year performance period or portions thereof.
For the January 1, 2013 – December 31, 2015 performance period, the vested Performance Shares will be multiplied by a performance factor of 0.00 to 1.75. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its financial plan. The estimated fair value of performance shares will be remeasured each quarter until final settlement.
Payout of 2010 – 2012 Performance Shares
Final Performance Shares are paid in shares of MetLife, Inc. common stock. The performance factor for the January 1, 2010 – December 31, 2012 performance period was 0.92. This factor has been applied to the 1,346,025 Performance Shares associated with that performance period that vested on December 31, 2012 and, as a result, 1,238,343 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) were issued, aside from shares that payees choose to defer, in April 2013. The Company was allocated a pro rata share of expense for Performance Shares. See Note 13 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Form 10 for further information.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, net of income tax, was as follows:

	Three Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,598	$639	$10	$(2,282)	$1,965
OCI before reclassifications	394	(164)	6	1	237
Amounts reclassified from AOCI	72	(117)	—	33	(12)
Balance, end of period	$4,064	$358	$16	$(2,248)	$2,190

	Nine Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,655	$684	$18	$(2,349)	$4,008
OCI before reclassifications	(1,613)	(336)	(2)	3	(1,948)
Amounts reclassified from AOCI	22	10	—	98	130
Balance, end of period	$4,064	$358	$16	$(2,248)	$2,190
__________________

(1)	See Note 5 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statement of Operations and Comprehensive Income Location
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(111)	$(28)	Other net investment gains (losses)
Net unrealized investment gains (losses)	15	36	Net investment income
OTTI	(14)	(42)	OTTI on fixed maturity securities
Net unrealized investment gains (losses), before income tax	(110)	(34)
Income tax (expense) benefit	38	12
Net unrealized investment gains (losses), net of income tax	$(72)	$(22)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$3	$17	Net derivative gains (losses)
Interest rate swaps	1	5	Net investment income
Interest rate forwards	1	1	Net derivative gains (losses)
Interest rate forwards	—	1	Net investment income
Foreign currency swaps	172	(39)	Net derivative gains (losses)
Foreign currency swaps	—	(2)	Net investment income
Credit forwards	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	178	(16)
Income tax (expense) benefit	(61)	6
Gains (losses) on cash flow hedges, net of income tax	$117	$(10)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(66)	$(198)
Amortization of prior service (costs) credit	16	47
Amortization of defined benefit plan items, before income tax	(50)	(151)
Income tax (expense) benefit	17	53
Amortization of defined benefit plan items, net of income tax	$(33)	$(98)
Total reclassifications, net of income tax	$12	$(130)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Compensation	$620	$586	$1,783	$1,819
Pension, postretirement and postemployment benefit costs	91	79	273	237
Commissions	191	202	584	578
Volume-related costs	60	42	191	136
Affiliated interest costs on ceded and assumed reinsurance	242	274	757	931
Capitalization of DAC	(132)	(171)	(438)	(486)
Amortization of DAC and VOBA	71	180	231	569
Interest expense on debt and debt issuance costs	38	38	115	114
Premium taxes, licenses and fees	62	71	198	242
Professional services	231	228	638	689
Rent, net of sublease income	33	45	107	105
Other	(66)	(75)	(160)	(298)
Total other expenses	$1,441	$1,499	$4,279	$4,636

Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC include the impact of affiliated reinsurance transactions. See Note 12 for a discussion of affiliated expenses included in the table above.
Restructuring Charges
MetLife, Inc. commenced in 2012 an enterprise-wide strategic initiative. This global strategy focuses on leveraging MetLife, Inc. and its subsidiaries’ scale to improve the value they provide to customers and shareholders in order to reduce costs, enhance revenues, achieve efficiencies and reinvest in their technology, platforms and functionality to improve their current operations and develop new capabilities.
These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring charges which were allocated to the Company were as follows:

	Three Months Ended September 30,
	2013			2012
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$11	$9	$20	$20	$—	$20
Restructuring charges	12	2	14	34	8	42
Cash payments	(10)	(4)	(14)	(33)	—	(33)
Balance, end of period	$13	$7	$20	$21	$8	$29

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2013			2012
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$23	$—	$23	$—	$—	$—
Restructuring charges	44	14	58	63	8	71
Cash payments	(54)	(7)	(61)	(42)	—	(42)
Balance, end of period	$13	$7	$20	$21	$8	$29
Total restructuring charges incurred since inception of initiative	$146	$32	$178	$63	$8	$71
Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2015. However, such restructuring plans were not sufficiently developed to enable MetLife, Inc. to make an estimate of such restructuring charges at September 30, 2013.
10. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
The Company sponsors and administers various U.S. qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Participating affiliates are allocated a proportionate share of net expense related to the plans, as well as contributions made to the plans.
The Company also provides certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. Participating affiliates are allocated a proportionate share of net expense and contributions related to the postemployment and other postretirement plans.
The components of net periodic benefit costs for the Company were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)
Service costs	$53	$49	$157	$146	$4	$4	$12	$12
Interest costs	89	96	269	288	22	24	64	72
Expected return on plan assets	(111)	(114)	(335)	(342)	(18)	(19)	(56)	(57)
Amortization of net actuarial (gains) losses	54	47	160	141	12	13	38	40
Amortization of prior service costs (credit)	1	1	4	4	(17)	(24)	(51)	(73)
Net periodic benefit costs	$86	$79	$255	$237	$3	$(2)	$7	$(6)
As disclosed in Note 15 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Form 10, no contributions are required to be made to the Company’s qualified pension plans during 2013; however, during the nine months ended September 30, 2013, $285 million of discretionary contributions were made by the Company to those plans.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees
Contingencies
Litigation
The Company is a defendant in a large number of litigation matters. In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.
Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2013. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2013, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be approximately $0 to $325 million.
Matters as to Which an Estimate Cannot Be Made
For other matters disclosed below, the Company is not currently able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. Metropolitan Life Insurance Company has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has Metropolitan Life Insurance Company issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of Metropolitan Life Insurance Company’s employees during the period from the 1920’s through approximately the 1950’s and allege that Metropolitan Life Insurance Company learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life Insurance Company believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury and factors unrelated to the ultimate legal merit of the claims asserted against Metropolitan Life Insurance Company . Metropolitan Life Insurance Company employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling individual or groups of claims or lawsuits under appropriate circumstances.
Claims asserted against Metropolitan Life Insurance Company have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. Metropolitan Life Insurance Company’s defenses (beyond denial of certain factual allegations) include that: (i) Metropolitan Life Insurance Company owed no duty to the plaintiffs— it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of Metropolitan Life Insurance Company; (iii) Metropolitan Life Insurance Company’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. During the course of the litigation, certain trial courts have granted motions dismissing claims against Metropolitan Life Insurance Company, while other trial courts have denied Metropolitan Life Insurance Company’s motions to dismiss. There can be no assurance that Metropolitan Life Insurance Company will receive favorable decisions on motions in the future. While most cases brought to date have settled, Metropolitan Life Insurance Company intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.
As reported in the consolidated financial statements for the year ended December 31, 2012 included in the Form 10, Metropolitan Life Insurance Company received approximately 5,303 asbestos-related claims in 2012. During the nine months ended September 30, 2013 and 2012, Metropolitan Life Insurance Company received approximately 4,256 and 3,909 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Form 10 for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
The ability of Metropolitan Life Insurance Company to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against Metropolitan Life Insurance Company when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts.
The ability to make estimates regarding ultimate asbestos exposure declines significantly as the estimates relate to years further in the future. In the Company’s judgment, there is a future point after which losses cease to be probable and reasonably estimable. It is reasonably possible that the Company’s total exposure to asbestos claims may be materially greater than the asbestos liability currently accrued and that future charges to income may be necessary. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. Metropolitan Life Insurance Company’s recorded asbestos liability is based on its estimation of the following elements, as informed by the facts presently known to it, its understanding of current law and its past experiences: (i) the probable and reasonably estimable liability for asbestos claims already asserted against Metropolitan Life Insurance Company, including claims settled but not yet paid; (ii) the probable and reasonably estimable liability for asbestos claims not yet asserted against Metropolitan Life Insurance Company, but which Metropolitan Life Insurance Company believes are reasonably probable of assertion; and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying Metropolitan Life Insurance Company’s analysis of the adequacy of its recorded liability with respect to asbestos litigation include: (i) the number of future claims; (ii) the cost to resolve claims; and (iii) the cost to defend claims.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2013.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.
In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised Metropolitan Life Insurance Company that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted Metropolitan Life Insurance Company (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from Metropolitan Life Insurance Company and such third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. In June 2012, the EPA, Metropolitan Life Insurance Company and the third party executed an Administrative Order on Consent under which Metropolitan Life Insurance Company and the third party have agreed to be responsible for certain environmental testing at the Chemform site. The Company estimates that its costs for the environmental testing will not exceed $100,000. The June 2012 Administrative Order on Consent does not resolve the EPA’s claim for past clean-up costs. The EPA may seek additional costs if the environmental testing identifies issues. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.
Metco Site, Hicksville, Nassau County, New York
On February 22, 2012, the New York State Department of Environmental Conservation (“Department of Environmental Conservation”) issued a notice to Metropolitan Life Insurance Company, as purported successor in interest to New England Mutual, that it is a potentially responsible party with respect to hazardous substances and hazardous waste located on a property that New England Mutual owned for a time in 1978. Metropolitan Life Insurance Company has responded to the Department of Environmental Conservation and asserted that it is not a potentially responsible party under the law.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Sales Practices Regulatory Matters
Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company, New England Life Insurance Company (“NELICO”), General American Life Insurance Company (“GALIC”), and New England Securities Corporation. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Unclaimed Property Litigation and Inquiries
In 2012, MetLife, Inc., for itself and on behalf of entities including Metropolitan Life Insurance Company, reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates, for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. In the first quarter of 2012, the Company recorded a $47 million after tax charge for the multistate examination payment and the expected acceleration of benefit payments to policyholders under the settlements. On September 20, 2012, the West Virginia Treasurer filed an action against Metropolitan Life Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that Metropolitan Life Insurance Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 21, 2012 and January 9, 2013, the Treasurer filed substantially identical suits against NELICO and GALIC, respectively. At least one other jurisdiction is pursuing a market conduct examination concerning compliance with unclaimed property statutes. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.
Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)
Alleging that MetLife, Inc. and another company have violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. Based on the allegations in the complaint, it appears that the Relator may have improperly named MetLife, Inc. as a defendant instead of Metropolitan Life Insurance Company. The action had been sealed by court order until December 17, 2012. The Relator alleges that the aggregate damages attributable to MetLife, Inc., including statutory damages and treble damages, are $767 million. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $120,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. On December 14, 2012, the Florida Attorney General apprised the court that the State of Florida declined to intervene in the action and noted that the allegations in the complaint “. . . are very similar (if not identical) to those raised in regulatory investigations of the defendants that predated the filing of the action” and that those regulatory investigations have been resolved. On August 20, 2013, the court granted defendants’ motion to dismiss the action. The Relator has filed notice of its intent to appeal the dismissal.
Total Control Accounts Litigation
Metropolitan Life Insurance Company is a defendant in a consolidated lawsuit related to its use of retained asset accounts, known as Total Control Accounts (“TCA”), as a settlement option for death benefits.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010); and Simon v. Metropolitan Life Insurance Company (D. Nev., filed November 3, 2011)
These putative class action lawsuits, which have been consolidated, raise breach of contract claims arising from Metropolitan Life Insurance Company’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance program. On March 8, 2013, the court granted Metropolitan Life Insurance Company’s motion for summary judgment. Plaintiffs have appealed that decision to the United States Court of Appeals for the Ninth Circuit.
Other Litigation
Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011)
This lawsuit was filed by 45 retired General Motors (“GM”) employees against Metropolitan Life Insurance Company and the amended complaint includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, unfair trade practices, and Employee Retirement Income Security Act of 1974 (“ERISA”) claims based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. Metropolitan Life Insurance Company is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, Metropolitan Life Insurance Company had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. On June 26, 2012, the district court granted Metropolitan Life Insurance Company’s motion to dismiss the complaint. Plaintiffs appealed that decision and the United States Court of Appeals for the Sixth Circuit affirmed the dismissal of the action on September 12, 2013.
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that Metropolitan Life Insurance Company, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied Metropolitan Life Insurance Company’s motion to dismiss the complaint. The parties have begun discovery.
Sun Life Assurance Company of Canada v. Metropolitan Life Ins. Co. (Super. Ct., Ontario, October 2006)
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of Metropolitan Life Insurance Company’s Canadian operations, filed this lawsuit in Toronto, seeking a declaration that Metropolitan Life Insurance Company remains liable for “market conduct claims” related to certain individual life insurance policies sold by Metropolitan Life Insurance Company and that have been transferred to Sun Life. Sun Life had asked that the court require Metropolitan Life Insurance Company to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of Metropolitan Life Insurance Company’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted Metropolitan Life Insurance Company’s motion for summary judgment. Both parties appealed. In September 2010, Sun Life notified Metropolitan Life Insurance Company that a purported class action lawsuit was filed against Sun Life in Toronto, Fehr, et al. v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life, again without naming Metropolitan Life Insurance Company as a party. On August 30, 2011, Sun Life notified Metropolitan Life Insurance Company that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. Sun Life contends that Metropolitan Life Insurance Company is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. The Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

C-Mart, Inc. v. Metropolitan Life Insurance Company (S.D. Fla., January 10, 2013)
Plaintiff filed this lawsuit against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227 (“TCPA”). Plaintiff has moved to certify a nationwide class of persons who were allegedly sent millions of unsolicited faxes in violation of the TCPA. Plaintiff seeks an award of statutory damages under the TCPA in the amount of $500 for each violation and to have such damages trebled. Trial is scheduled to begin on February 10, 2014.
Sales Practices Claims
Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. The Company continues to vigorously defend against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
Summary
Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Commitments
Commitments to Fund Partnership Investments
The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $2.7 billion and $2.2 billion at September 30, 2013 and December 31, 2012, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.0 billion and $2.7 billion at September 30, 2013 and December 31, 2012, respectively.
Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $728 million and $971 million at September 30, 2013 and December 31, 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $562 million and $1.8 billion for the three months and nine months ended September 30, 2013, respectively, and $718 million and $2.2 billion for the three months and nine months ended September 30, 2012, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $33 million and $94 million for the three months and nine months ended September 30, 2013, respectively, and $27 million and $79 million for the three months and nine months ended September 30, 2012, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $31 million and $105 million for the three months and nine months ended September 30, 2013, respectively, and $17 million and $45 million for the three months and nine months ended September 30, 2012, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $314 million and $977 million for the three months and nine months ended September 30, 2013, respectively, and $387 million and $1.2 billion for the three months and nine months ended September 30, 2012, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $196 million and $346 million at September 30, 2013 and December 31, 2012, respectively. These amounts exclude affiliated reinsurance balances discussed below.
See Note 5 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including Exeter, First MetLife Investors Insurance Company, MetLife Insurance Company of Connecticut, MetLife Investors USA Insurance Company, MetLife Investors Insurance Company, MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont and Metropolitan Tower Life Insurance Company, all of which are related parties.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Information regarding the significant effects of affiliated reinsurance included in the interim condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Premiums:
Reinsurance assumed	$117	$83	$322	$216
Reinsurance ceded	(12)	(13)	(35)	(42)
Net premiums	$105	$70	$287	$174
Universal life and investment-type product policy fees:
Reinsurance assumed	$11	$8	$29	$25
Reinsurance ceded	(58)	(54)	(158)	(165)
Net universal life and investment-type product policy fees	$(47)	$(46)	$(129)	$(140)
Other revenues:
Reinsurance assumed	$—	$(2)	$(2)	$(5)
Reinsurance ceded	156	173	495	613
Net other revenues	$156	$171	$493	$608
Policyholder benefits and claims:
Reinsurance assumed	$90	$86	$297	$224
Reinsurance ceded	(43)	(34)	(112)	(98)
Net policyholder benefits and claims	$47	$52	$185	$126
Other expenses:
Reinsurance assumed	$87	$88	$249	$259
Reinsurance ceded	152	173	474	610
Net other expenses	$239	$261	$723	$869
Information regarding the significant effects of affiliated reinsurance included in the interim condensed consolidated balance sheets was as follows at:

	September 30, 2013		December 31, 2012
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets:
Premiums, reinsurance and other receivables (1)	$94	$16,053	$85	$16,925
Deferred policy acquisition cost and value of business acquired	491	(287)	435	(266)
Total assets	$585	$15,766	$520	$16,659
Liabilities:
Future policy benefits	$703	$—	$567	$—
Policyholder account balances	241	—	251	—
Other liabilities (1)	6,876	14,062	6,906	14,652
Total liabilities	$7,820	$14,062	$7,724	$14,652
__________________

(1)
Effective in June 2012, the Company recaptured 10% of the 40.75% of the closed block liabilities that were ceded to MRC on a coinsurance with funds withheld basis. In connection with this partial recapture, the Company recognized a decrease of $3.9 billion in the deposit receivable included within premiums, reinsurance and other receivables, as well as an offsetting decrease of $3.9 billion in the funds withheld included within other liabilities at December 31, 2012.

MLIC ceded two blocks of business to two affiliates on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased/(decreased) the funds withheld balance by ($9) million and $29 million at September 30, 2013 and December 31, 2012, respectively. Net derivative gains (losses) associated with these embedded derivatives were $5 million and $38 million for the three months and nine months ended September 30, 2013, respectively, and ($3) million and ($2) million for the three months and nine months ended September 30, 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $341 million and $1.4 billion at September 30, 2013 and December 31, 2012, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($354) million and ($1.2) billion for the three months and nine months ended September 30, 2013, respectively, and ($248) million and ($357) million for the three months and nine months ended September 30, 2012, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $797 million and $1.4 billion at September 30, 2013 and December 31, 2012, respectively. Net derivative gains (losses) associated with the embedded derivative were $74 million and $576 million for the three months and nine months ended September 30, 2013, respectively, and ($154) million and $92 million for the three months and nine months ended September 30, 2012, respectively.
13. Subsequent Event
In October 2013, unused availability under the unsecured credit facilities increased by $1.9 billion, as $1.9 billion of outstanding letters of credit were no longer required and, therefore, canceled. See Note 12 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Form 10 for further information about the Company’s credit facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York domiciled stock life insurance company incorporated in 1866, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. Management's narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (“SEC”), as amended (the “Form 10”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company's interim condensed consolidated financial statements included elsewhere herein.
This narrative analysis may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
This narrative analysis includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. See “— Non-GAAP and Other Financial Disclosures” for definitions of such measures.
Business
Overview
MLIC is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, MLIC reports certain of its results of operations in Corporate & Other. We continue to evaluate our segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our segments and Corporate & Other.
In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. The companies to be merged consist of MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company (“MLI-USA”) and MetLife Investors Insurance Company (“MLIIC”), each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was domesticated to Delaware in October 2013. Each of these companies is an affiliate of Metropolitan Life Insurance Company. Prior to these mergers, MICC will surrender its New York insurance license and, in connection therewith, transfer certain of its New York business, including variable annuity business, to Metropolitan Life Insurance Company, subject to regulatory approvals. Also, following Exeter’s merger into MICC, MICC will consider transferring to Metropolitan Life Insurance Company and/or other affiliates, certain business that is currently reinsured by Exeter. These mergers are expected to occur towards the end of 2014, subject to regulatory approvals. As a result of these mergers, it is anticipated transparency will be increased relative to capital allocation and variable annuity risk management.
Industry Trends
We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.

Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect the business and economic environment and, ultimately, the amount and profitability of our business. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior.
Financial markets have also been affected by concerns over U.S. fiscal policy. While uncertainty regarding the “fiscal cliff” (a series of tax increases and automatic government spending cuts that would have become effective at the beginning of 2013) was abated following a last minute Congressional compromise on January 1, 2013, questions over the direction of U.S. fiscal policy remain, as illustrated by the most recent debt ceiling crisis. Just before the October 17, 2013 deadline, on October 16, 2013, Congress reached an agreement to temporarily avert a default on U.S. debt obligations by again raising the U.S. federal government's debt ceiling until February 7, 2014. However, unless long-term steps are taken to raise the debt ceiling and reduce the federal deficit, rating agencies have warned of the possibility of future downgrades of U.S. Treasury securities. These issues could, on their own, or combined with the possible slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere.
Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe's perimeter region”) and Cyprus, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” for information regarding credit ratings downgrades and support programs for Europe's perimeter region and Cyprus.
The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or be unable or unwilling to comply with the terms of any aid provided to them, that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe's perimeter region or Cyprus could experience financial stress, or that one or more countries may exit the Euro zone, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the European Central Bank (“ECB”) announced a new bond buying program, Outright Monetary Transactions, intended to stabilize the European financial crisis and help certain countries struggling with their levels of sovereign debt. This program involves the purchase by the ECB of unlimited quantities of short-term sovereign bonds, with maturities of one to three years. These large scale purchases of short-term sovereign bonds are intended to increase the price of the bonds, and lower their interest rates, making it less expensive for certain countries to borrow money. As a condition to participating in this program, countries must agree to strict levels of economic reform and oversight. This bond buying program has not been activated to date, but the possibility of its use by the ECB has succeeded in reducing investor concerns over Euro zone break-up risk and lowering sovereign yields in Europe's perimeter region and Cyprus. The Euro zone has recently emerged from its recession, but growth is expected to remain relatively muted, as structural reforms still need to be implemented. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” included in the Form 10. See also “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”
Impact of a Sustained Low Interest Rate Environment
As a company with significant operations in the U.S., we are affected by the monetary policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales.

On October 30, 2013, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) decided to await further evidence of sustained growth in the economy before adjusting the pace of its purchases of agency mortgage-backed securities from the current $40 billion per month and the pace of its purchases of longer-term U.S. Treasury securities from the current $45 billion per month. These quantitative easing measures are intended to stimulate the economy by keeping interest rates at low levels. The FOMC will closely monitor economic and financial developments in determining when to moderate these quantitative easing measures, including with respect to the rates of unemployment, inflation and long-term inflation. Any determination by the Federal Reserve Board to moderate the pace of its bond purchases will be dependent on subsequent economic data remaining broadly aligned with its current expectations for a strengthening in the U.S. economy. Any action by the Federal Reserve Board to reduce its quantitative easing program will potentially increase U.S. interest rates from recent historically low levels, with uncertain impacts on U.S. risk markets, as well as possibly affect interest rates and risk markets in other developed and emerging economies. Even after the quantitative easing program ends and the economy strengthens, the FOMC indicated that it anticipates keeping the target range for the federal funds rate at 0 to .25%, again subject to certain unemployment, inflation and long-term inflation thresholds. On October 9, 2013, President Obama nominated Janet Yellen as the new Chairman of the Federal Reserve Board. The appointment, subject to confirmation by the U.S. Senate, will be effective in January 2014. The appointment may affect monetary policy in an uncertain manner as current monetary policies may or may not be followed under a new Chairman.
In periods of declining interest rates, we may have to invest insurance cash flows and reinvest the cash flows we received as interest or return of principal on our investments in lower yielding instruments. Moreover, borrowers may prepay or redeem the fixed income securities, commercial or agricultural mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates. Therefore, some of our products expose us to the risk that a reduction in interest rates will reduce the difference between the amounts that we are required to credit on contracts in our general account and the rate of return we are able to earn on investments intended to support obligations under these contracts. This difference between interest earned and interest credited, or margin, is a key metric for the management of, and reporting for, many of our businesses.
Our expectations regarding future margins are an important component impacting the amortization of certain intangible assets such as deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”). Significantly lower margins may cause us to accelerate the amortization, thereby reducing net income in the affected reporting period. Additionally, lower margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities. We review this long-term margin assumption, along with other assumptions, as part of our annual assumption review.
Mitigating Actions
We have been and continue to be proactive in our investment strategies and interest crediting rate strategies, as well as our product design, product mix and availability to mitigate the risk of unfavorable consequences from the low interest rate environment. We apply disciplined asset/liability management (“ALM”) strategies, including the use of derivatives, primarily interest rate swaps, floors and swaptions, to mitigate the risk of sustained low interest rates in the U.S. A significant portion of these derivatives were entered into prior to the onset of the current low U.S. interest rate environment. In some cases, we have entered into offsetting positions as part of our overall ALM strategy and to reduce volatility in net income. Lowering interest crediting rates on some products, or adjusting the dividend scale on traditional products, can help offset decreases in investment margins on some products. Our ability to lower interest crediting rates could be limited by competition, requirements to obtain regulatory approval, or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our margins could decrease or potentially become negative. We are able to limit or close certain products to new sales in order to manage exposures. Business actions, such as shifting the sales focus to less interest rate sensitive products, can also mitigate this risk. As a result of the foregoing, we expect to be able to substantially mitigate the negative impact of a sustained low interest rate environment in the U.S. on our profitability. Based on a near to intermediate term analysis of a sustained lower interest rate environment in the U.S., we anticipate operating earnings will continue to increase, although at a slower growth rate.

Competitive Pressures
The life insurance industry remains highly competitive. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry's products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the continued volatility of the financial markets, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have altered the competitive environment. In particular, we believe that these factors have highlighted financial strength as the most significant differentiator from the perspective of some customers and certain distributors. We believe we are well positioned to compete in this environment.
Regulatory Developments
The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to Federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products.
The regulation of the global financial services industry has received renewed scrutiny as a result of the recent financial crisis. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” See also “Business — Regulation,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability,” included in the Form 10. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time. See “Business — Regulation” included in the Form 10.
Insurance Regulatory Examinations
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority and, occasionally, the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by MLIC, New England Life Insurance Company, New England Securities Corporation and General American Life Insurance Company. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.

Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the New York State Department of Financial Services (“Department of Financial Services”) or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. The companies to be merged consist of MICC, MLI-USA and MLIIC, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter, a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was domesticated to Delaware in October 2013. These anticipated mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators. For more information on our use of captive reinsurers see “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations” included in the Form 10.
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. In January 2013, MetLife, Inc. was the subject of a Supervisory College meeting which was chaired by the Department of Financial Services and was attended by MetLife, Inc.’s key U.S. and international insurance regulators, including our key regulators. Neither we nor MetLife, Inc. received a report or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business.
Surplus and Capital; Risk-Based Capital
The Department of Financial Services recently announced a discontinuation of its most recent amendment to Regulation 147 which governed the valuation of life insurance policies. The amendment reflected the recent changes made by the National Association of Insurance Commissioners (“NAIC”) to Actuarial Guideline 38 (which impacts the valuation of universal life policies with secondary guarantees (“ULSG”)). Following this action, effective December 31, 2013, New York licensed insurers will be required to comply with a prior version of the regulation. The change in the regulation is expected to have a minimal reserve impact on new sales of our one remaining ULSG product but is expected to result in increases of statutory reserves on in-force ULSG policies issued by Metropolitan Life Insurance Company. Such increases to reserves are not expected to have a material impact on Metropolitan Life Insurance Company’s statutory financial results.
The Department of Financial Services issues an annual “Special Considerations” circular letter to New York licensed insurers dictating tests to be performed as part of insurers’ asset adequacy testing. The Department of Financial Services issued its 2013 Special Considerations letter on October 31, 2013. The letter mandates the use of certain assumptions in the 2013 asset adequacy testing which were previously required as sensitivity test disclosures. The Company is currently assessing the impact on its statutory financial results, however, these mandated assumptions are expected to reduce asset adequacy testing margins and may result in the need for statutory reserve strengthening. Further, these provisions in the Special Considerations letter may result in increases in RBC requirements.
On July 26, 2013, the NAIC adopted a change to the methodology for calculating the RBC risk charges associated with commercial and agricultural mortgage loans. Prior to the adoption of this methodology change, the risk charges were calculated based on an insurance company's portfolio level experience as compared to an industry average. The newly adopted change considers each loan's risk in the calculation of these risk charges. This methodology applies to each of MetLife, Inc.’s U.S. insurance subsidiaries. The Company is currently evaluating the impact of this adoption on its RBC ratios, which are provided in its statutory annual statements. We are not aware of any other potential NAIC actions that would have a material impact on our RBC.

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements and will likely impose additional regulation on MLIC, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, increased margin requirements, including the requirement to pledge initial margin for OTC Cleared transactions entered into after June 10, 2013 and for OTC Uncleared transactions entered into after the phase-in period, which would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the enactment and implementation of Dodd-Frank.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
Regulation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) could materially and adversely affect our business. The Federal Reserve Board has proposed a set of prudential standards that would apply to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning through international crisis management groups and under federal regulation. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the Financial Stability Oversight Council (“FSOC”), to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. However, on October 24, 2013, the Federal Reserve Board proposed a rule that would set standardized liquidity requirements for banking organizations, as well as some non-bank SIFIs. The proposed rule would require covered institutions to hold minimum amounts of high quality-liquid assets, but expressly excepts from coverage non-bank SIFIs with substantial insurance operations. Therefore, this proposed rule would not be applicable to MetLife, Inc. even were it to be designated by the FSOC as a non-bank SIFI. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Federal Regulatory Agencies.”
Regulatory Developments Relating to G-SIIs
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote effective regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions by devising a process for designating global systemically important insurers (“G-SIIs”). On July 18, 2013, the IAIS published a revised assessment methodology for identifying G-SIIs and a framework of policy measures to be applied to G-SIIs, and the FSB published its initial list of nine G-SIIs, which includes MetLife, Inc. The FSB will update the list annually beginning in 2014.

For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital requirements on those activities. G-SII backstop capital requirements for the calculation of additional capital are to be developed by the end of 2014, for application beginning in 2019. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016. This global insurance capital standard will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators led by a regulator with group-wide supervisory authority and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and us, and other designated G-SIIs in the U.S., is uncertain. See “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” included in the Form 10.
Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA, or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a covered plan to engage in prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In October 2011, the DOL issued final regulations that provide limited relief from these investment advice restrictions. If additional relief is not provided, the ability of our broker-dealer subsidiaries and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for our broker-dealer subsidiaries.
Other proposed investment advice regulatory initiatives under ERISA also may negatively impact the current business model of our broker-dealer subsidiaries. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2014. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the Form 10.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policyholder benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of DAC and the establishment and amortization of VOBA;

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of employee benefit plan liabilities;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.

In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the Form 10.
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife, Inc.'s and MLIC's business.
MetLife, Inc.’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistical based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife, Inc.’s staff is responsible for the on-going production and enhancement to the framework and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact MLIC’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.

Results of Operations
Consolidated Results
We have experienced growth and an increase in sales in several of our businesses. Economic recovery, while continuing to be slow and unsteady, resulted in growth in our dental business through increased enrollment, improved persistency, and the positive impact of pricing actions on existing business. Despite the sustained low interest rate environment, we have seen growth in our closeout premiums. Sales of variable annuities declined in response to additional changes we made to guarantee features as we continue to manage sales volume, focusing on pricing discipline and risk management in this challenging economic environment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Revenues
Premiums	$4,804	$4,629	$14,563	$13,738
Universal life and investment-type product policy fees	596	550	1,773	1,652
Net investment income	2,875	2,976	8,764	8,888
Other revenues	415	402	1,260	1,315
Net investment gains (losses)	(99)	(16)	(11)	(189)
Net derivative gains (losses)	(573)	(382)	(933)	438
Total revenues	8,018	8,159	25,416	25,842
Expenses
Policyholder benefits and claims and policyholder dividends	5,766	5,540	17,388	16,371
Interest credited to policyholder account balances	551	600	1,705	1,790
Capitalization of DAC	(132)	(171)	(438)	(486)
Amortization of DAC and VOBA	71	180	231	569
Interest expense on debt	38	38	115	114
Other expenses	1,464	1,452	4,371	4,439
Total expenses	7,758	7,639	23,372	22,797
Income (loss) from continuing operations before provision for income tax	260	520	2,044	3,045
Provision for income tax expense (benefit)	18	124	483	905
Income (loss) from continuing operations, net of income tax	242	396	1,561	2,140
Income (loss) from discontinued operations, net of income tax	—	—	—	17
Net income (loss)	242	396	1,561	2,157
Less: Net income (loss) attributable to noncontrolling interests	(5)	(6)	(3)	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$247	$402	$1,564	$2,159
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
During the three months ended September 30, 2013, income (loss) from continuing operations, before provision for income tax, decreased $260 million ($154 million, net of income tax) from the prior period primarily driven by unfavorable changes in net derivative gains (losses) and net investment gains (losses).

We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments.
The composition of the investment portfolio of each business segment is tailored to the specific characteristics of its insurance liabilities, causing certain portfolios to be shorter in duration and others to be longer in duration. Accordingly, certain portfolios are more heavily weighted in longer duration, higher yielding fixed maturity securities, or certain sub-sectors of fixed maturity securities, than other portfolios.
Investments are purchased to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currency exchange rates, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.
We use freestanding interest rate, credit and currency derivatives to hedge certain invested assets and insurance liabilities. Certain of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged.
Certain direct variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We hedge the market and other risks inherent in these variable annuity guarantees through reinsurance. Ceded reinsurance of direct variable annuity products with minimum benefit guarantees generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) but does not have an economic impact on us.

Direct and ceded variable annuity embedded derivatives are referred to as “VA program derivatives” in the following table. All other embedded derivatives and all freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Three Months Ended September 30,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(254)	$(44)
Foreign currency exchange rate	(316)	(166)
Credit	53	50
Non-VA embedded derivatives	84	(206)
Total non-VA program derivatives	(433)	(366)
VA program derivatives
Embedded derivatives-direct guarantees:
Market risks	262	289
Nonperformance risk	(9)	(33)
Other risks	(39)	(25)
Total	214	231
Embedded derivatives-ceded reinsurance:
Market and other risks	(403)	(328)
Nonperformance risk	49	81
Total	(354)	(247)
Total VA program derivatives	(140)	(16)
Net derivative gains (losses)	$(573)	$(382)

Within VA program derivatives, a reclassification has been made to the prior period amounts to conform to the current period presentation and separately present each component of (i) fees on direct and ceded embedded derivatives, and (ii) market risks and other risks within direct embedded derivatives.
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $67 million ($44 million, net of income tax). This was primarily due to long-term interest rates increasing more significantly in the current period than in the prior period, unfavorably impacting net long interest rate floors and receive-fixed interest rate swaps. These freestanding derivatives were primarily hedging long duration liability portfolios. The weakening of the U.S. dollar relative to the British pound and Euro unfavorably impacted receive U.S. dollar foreign currency swaps that primarily hedge certain fixed maturity securities. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged. In addition, non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis were favorably impacted by the change in value of the underlying assets.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $124 million ($81 million, net of income tax). This was due to an unfavorable change of $116 million ($76 million, net of income tax) related to market and other risks on direct variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and an unfavorable change of $32 million ($21 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives, partially offset by a favorable change of $24 million ($16 million, net of income tax) related to the nonperformance risk adjustment on the direct variable annuity embedded derivatives.

The nonperformance risk adjustment on the ceded variable annuity embedded derivatives resulted in a gain of $49 million ($32 million, net of income tax) in the current period, and was comprised of a gain of $45 million due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity index levels, as well as a gain of $4 million due to changes in the reinsurer’s credit spread. The nonperformance risk adjustment on the direct variable annuity embedded derivatives resulted in a loss of $9 million ($6 million, net of income tax) in the current period, and was comprised of a loss of $8 million due to changes in the Company’s own credit spread, as well as a loss of less than $1 million due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity index levels. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes a credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.
When equity index levels decrease in isolation, the direct variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
When the risk free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if the Company’s own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk on the direct variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees when the reinsurer’s credit spread increases in isolation. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.
Generally, a higher portion of the ceded reinsurance for guaranteed minimum income benefits (“GMIBs”) is accounted for as an embedded derivative as compared to the direct guarantees since the settlement provisions of the reinsurance agreements generally meet the accounting criteria of “net settlement.” This mismatch in accounting can lead to significant volatility in earnings, even though the risks inherent in these direct guarantees are fully covered by the ceded reinsurance.
The foregoing unfavorable change of $116 million ($76 million, net of income tax) was primarily driven by changes in market factors.
The primary changes in market factors are summarized as follows:

•
Although long-term interest rates increased more significantly in the current period than in the prior period, the sensitivity to interest rates decreased relative to the prior period due to the direct embedded derivatives becoming more out-of-the-money and our ceded reinsurance assets becoming less in-the-money. This contributed to a favorable change in our ceded reinsurance assets and unfavorable changes in our direct embedded derivatives.

•
Key equity index levels increased more significantly in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

The unfavorable change in net investment gains (losses) primarily reflects net losses on sales of fixed maturity securities in the current period.
During 2013, the actuarial assumption review process was accelerated from the fourth quarter to the third quarter to be in line with the annual goodwill testing. As such, we performed our annual review of actuarial assumptions during the current period. The results of the current period include an $11 million ($7 million, net of income tax) charge associated with the global review of assumptions related to reserves and DAC, of which $41 million ($27 million, net of income tax) was recognized in net derivative gains (losses). Of the $11 million charge, $41 million ($27 million, net of income tax) was related to reserves, offset by a $30 million ($20 million, net of income tax) charge related to DAC. With respect to the $41 million charge recorded in net derivatives gains (losses), a $44 million loss on direct variable annuity embedded derivatives was included within the other risks caption in the table above and a $3 million gain on ceded reinsurance embedded derivatives was included within the market risks and other risks caption in the table above.

As a result of the global review of assumptions, changes were made to policyholder behavior and mortality assumptions as well as to economic assumptions. The most significant impacts were in Retail life and Retail annuities.

•	Changes in economic assumptions resulted in reserve decreases, net of reinsurance, which was more than offset by unfavorable DAC for a net loss of $7 million ($4 million, net of income tax).

•	Changes to policyholder behavior and mortality assumptions resulted in reserve increases, net of reinsurance, offset by favorable DAC for a net loss of $4 million ($3 million, net of income tax).
Income tax expense for the three months ended September 30, 2013 was $18 million, or 7% of income (loss) from continuing operations before provision for income tax, compared with $124 million, or 24% of income (loss) from continuing operations before provision for income tax for the prior period. Our third quarter 2013 and 2012 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for investments in low income housing.
As more fully described in “─ Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings increased $10 million, net of income tax, to $725 million, net of income tax, for the three months ended September 30, 2013 from $715 million, net of income tax, in the prior period.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
During the nine months ended September 30, 2013, income (loss) from continuing operations, before provision for income tax, decreased $1.0 billion ($579 million, net of income tax) from the prior period primarily driven by unfavorable changes in net derivative gains (losses).
Direct and ceded variable annuity embedded derivatives are referred to as “VA program derivatives” in the following table. All other embedded derivatives and all freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(1,166)	$448
Foreign currency exchange rate	(88)	(153)
Credit	106	55
Non-VA embedded derivatives	726	15
Total non-VA program derivatives	(422)	365
VA program derivatives
Embedded derivatives-direct guarantees:
Market risks	711	503
Nonperformance risk	(41)	(62)
Other risks	9	(12)
Total	679	429
Embedded derivatives-ceded reinsurance:
Market and other risks	(1,304)	(485)
Nonperformance risk	114	129
Total	(1,190)	(356)
Total VA program derivatives	(511)	73
Net derivative gains (losses)	$(933)	$438

Within VA program derivatives, a reclassification has been made to the prior period amounts to conform to the current period presentation and separately present each component of (i) fees on direct and ceded embedded derivatives, and (ii) market risks and other risks within direct embedded derivatives.

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $787 million ($512 million, net of income tax). This was primarily due to long-term interest rates increasing in the current period and decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps, net long interest rate floors, and receiver swaptions. These freestanding derivatives were primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged. In addition, non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis were favorably impacted by the change in value of the underlying assets.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $584 million ($380 million, net of income tax). This was due to an unfavorable change of $590 million ($384 million, net of income tax) related to market and other risks on direct variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives, and an unfavorable change of $15 million ($10 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives, partially offset by a favorable change of $21 million ($14 million, net of income tax) related to the nonperformance risk adjustment on the direct variable annuity embedded derivatives.
The nonperformance risk adjustment on the direct variable annuity embedded derivatives resulted in a loss of $41 million ($27 million, net of income tax) in the current period, and was comprised of a loss of $39 million due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity index levels, as well as a loss of $2 million due to changes in the Company’s own credit spread. The nonperformance risk adjustment on the ceded variable annuity embedded derivatives resulted in a gain of $114 million ($74 million, net of income tax) in the current period, and was comprised of a gain of $99 million due to the impact of changes in capital market inputs, such as long-term risk free interest rates and key equity index levels, as well as a gain of $15 million due to a changes in the reinsurer’s credit spread. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes a credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.
The foregoing unfavorable change of $590 million ($384 million, net of income tax) was primarily driven by changes in market factors.
The primary changes in market factors are summarized as follows:

•
Long-term U.S. interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our ceded reinsurance assets and a favorable change in our direct embedded derivatives.

•
Key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our ceded reinsurance assets and a favorable change in our direct embedded derivatives.

•
Key equity volatility measures decreased less in the current period than in the prior period, contributing to a favorable change in our ceded reinsurance assets and an unfavorable change in our direct embedded derivatives.

The favorable change in net investment gains (losses) primarily reflects net gains on sales of fixed maturity securities in the current period coupled with a decrease in fixed maturity securities impairments.
During 2013, the actuarial assumption review process was accelerated from the fourth quarter to the third quarter to be in line with the annual goodwill testing. As such, we performed our annual review of actuarial assumptions during the third quarter of 2013. The results of the current quarter include an $11 million ($7 million, net of income tax) charge associated with the global review of assumptions related to reserves and DAC, of which $41 million ($27 million, net of income tax) was recognized in net derivative gains (losses). Of the $11 million charge, $41 million ($27 million, net of income tax) was related to reserves, offset by $30 million ($20 million, net of income tax) associated with DAC. With respect to the $41 million charge recorded in net derivatives gains (losses), a $44 million loss on direct variable annuity embedded derivatives was included within the other risks caption in the table above and a $3 million gain on ceded reinsurance embedded derivatives was included within the market and other risks caption in the table above.
As a result of the global review of assumptions, changes were made to policyholder behavior and mortality assumptions as well as to economic assumptions.
The most significant impacts were in Retail Life and Retail Annuities.

•	Changes in economic assumptions resulted in reserve decreases, net of reinsurance, which was more than offset by unfavorable DAC for a net loss of $7 million ($4 million, net of income tax).

•	Changes to policyholder behavior and mortality assumptions resulted in reserve increases, net of reinsurance, offset by favorable DAC for a net loss of $4 million ($3 million, net of income tax).

Income tax expense for the nine months ended September 30, 2013 was $483 million, or 24% of income (loss) from continuing operations before provision for income tax, compared with $905 million, or 30% of income (loss) from continuing operations before provision for income tax for the prior period. Our 2013 and 2012 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for investments in low income housing.
Operating earnings increased $52 million, net of income tax, to $2.2 billion, net of income tax, for the nine months ended September 30, 2013 from $2.2 billion, net of income tax, in the prior period.
Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings
Three Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$72	$42	$114	$14	$242
Less: Net investment gains (losses)	(2)	(3)	(20)	(74)	(99)
Less: Net derivative gains (losses)	(287)	(174)	(154)	42	(573)
Less: Other adjustments to continuing operations (1)	(13)	(44)	1	(16)	(72)
Less: Provision for income tax (expense) benefit	105	78	61	17	261
Operating earnings	$269	$185	$226	$45	$725
Three Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$158	$163	$163	$(88)	$396
Less: Net investment gains (losses)	9	2	(23)	(4)	(16)
Less: Net derivative gains (losses)	(7)	(81)	(106)	(188)	(382)
Less: Other adjustments to continuing operations (1)	(58)	(32)	13	(9)	(86)
Less: Provision for income tax (expense) benefit	15	40	41	69	165
Operating earnings	$199	$234	$238	$44	$715
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Nine Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$303	$136	$556	$566	$1,561
Less: Net investment gains (losses)	27	(15)	(29)	6	(11)
Less: Net derivative gains (losses)	(709)	(615)	(238)	629	(933)
Less: Other adjustments to continuing operations (1)	(25)	(129)	62	(21)	(113)
Less: Provision for income tax (expense) benefit	247	266	72	(205)	380
Operating earnings	$763	$629	$689	$157	$2,238

Nine Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$722	$672	$687	$59	$2,140
Less: Net investment gains (losses)	89	4	(12)	(270)	(189)
Less: Net derivative gains (losses)	324	100	(33)	47	438
Less: Other adjustments to continuing operations (1)	(243)	(107)	48	—	(302)
Less: Provision for income tax (expense) benefit	(63)	1	(1)	70	7
Operating earnings	$615	$674	$685	$212	$2,186
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,393	$3,876	$1,514	$235	$8,018
Less: Net investment gains (losses)	(2)	(3)	(20)	(74)	(99)
Less: Net derivative gains (losses)	(287)	(174)	(154)	42	(573)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	2	—	—	—	2
Less: Other adjustments to revenues (1)	(65)	(44)	7	(4)	(106)
Total operating revenues	$2,745	$4,097	$1,681	$271	$8,794
Total expenses	$2,281	$3,811	$1,340	$326	$7,758
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(64)	—	—	—	(64)
Less: Other adjustments to expenses (1)	14	—	6	12	32
Total operating expenses	$2,331	$3,811	$1,334	$314	$7,790
Three Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,690	$3,951	$1,428	$90	$8,159
Less: Net investment gains (losses)	9	2	(23)	(4)	(16)
Less: Net derivative gains (losses)	(7)	(81)	(106)	(188)	(382)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(55)	(32)	27	1	(59)
Total operating revenues	$2,743	$4,062	$1,530	$281	$8,616
Total expenses	$2,440	$3,701	$1,178	$320	$7,639
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(17)	—	—	—	(17)
Less: Other adjustments to expenses (1)	20	—	14	10	44
Total operating expenses	$2,437	$3,701	$1,164	$310	$7,612
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$7,322	$11,709	$4,877	$1,508	$25,416
Less: Net investment gains (losses)	27	(15)	(29)	6	(11)
Less: Net derivative gains (losses)	(709)	(615)	(238)	629	(933)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	8	—	—	—	8
Less: Other adjustments to revenues (1)	(196)	(129)	60	(7)	(272)
Total operating revenues	$8,192	$12,468	$5,084	$880	$26,624
Total expenses	$6,855	$11,499	$4,022	$996	$23,372
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(183)	—	—	—	(183)
Less: Other adjustments to expenses (1)	20	—	(2)	14	32
Total operating expenses	$7,018	$11,499	$4,024	$982	$23,523
Nine Months Ended September 30, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$8,369	$11,941	$4,693	$839	$25,842
Less: Net investment gains (losses)	89	4	(12)	(270)	(189)
Less: Net derivative gains (losses)	324	100	(33)	47	438
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—	—	—	1
Less: Other adjustments to revenues (1)	(162)	(107)	91	7	(171)
Total operating revenues	$8,117	$11,944	$4,647	$1,055	$25,763
Total expenses	$7,253	$10,906	$3,636	$1,002	$22,797
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	46	—	—	—	46
Less: Other adjustments to expenses (1)	36	—	43	7	86
Total operating expenses	$7,171	$10,906	$3,593	$995	$22,665
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$4,804	$4,629	$14,563	$13,738
Universal life and investment-type product policy fees	579	536	1,723	1,616
Net investment income	2,996	3,049	9,078	9,094
Other revenues	415	402	1,260	1,315
Total operating revenues	8,794	8,616	26,624	25,763
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	5,753	5,523	17,382	16,326
Interest credited to policyholder account balances	544	593	1,691	1,766
Capitalization of DAC	(132)	(171)	(438)	(486)
Amortization of DAC and VOBA	135	197	416	522
Interest expense on debt	38	38	113	111
Other expenses	1,452	1,432	4,359	4,426
Total operating expenses	7,790	7,612	23,523	22,665
Provision for income tax expense (benefit)	279	289	863	912
Operating earnings	$725	$715	$2,238	$2,186
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the increase in operating earnings were lower interest credited expenses and increased tax benefits, partially offset by lower investment yields and less favorable claims experience. Our financial results include fees earned related to an affiliated reinsurance agreement, which are recorded in other revenues, but are almost entirely offset by related charges in other expenses.
Positive net flows from our universal life and individual disability income businesses, in addition to transfers from the separate account to the general account in the Corporate Benefit Funding segment drove growth in our investment portfolio which generated higher net investment income. However, since many of our products are interest spread-based, the increase in net investment income was offset by a corresponding increase in interest credited to certain liabilities. In addition, this business growth was offset by an increase in DAC amortization. Despite the decline in annuity sales, we earned higher asset-based fees as our average separate account balances grew due to the positive net flows since the prior period. The net impact of the aforementioned items was a $4 million decrease in operating earnings.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Lower interest rates negatively impacted yields on our fixed maturity securities and mortgage loans. In addition, we had lower returns on our other limited partnership interests and a decrease in prepayment fees. These declines were partially offset by higher income on interest rate derivatives. A significant portion of these derivatives was entered into prior to the onset of the current low interest rate environment to mitigate the risk of low interest rates in the U.S. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance increased commensurate with the rise in the equity markets driving higher fee income in our annuity business. This continued positive equity market performance also resulted in lower DAC amortization. The changes in market factors discussed above resulted in a $24 million increase in operating earnings. Also, the impact of the low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, primarily within the closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $23 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by the other earnings drivers that also affect the closed block that were unfavorable and have been incorporated in the respective discussions herein.

Favorable mortality experience, primarily in our traditional life business, was entirely offset by less favorable mortality in our group life and structured settlements businesses and less favorable morbidity in our individual income disability business. Unfavorable claims experience was driven by higher claims incidence in our Group Voluntary & Worksite Benefits segment and resulted in an $18 million decrease in operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $12 million. This favorable adjustment was primarily related to DAC unlockings in the variable annuity business, partially offset by unfavorable DAC unlockings in our universal life business. In addition to our annual updates, certain insurance-related liabilities and DAC refinements recorded in both the current and prior periods resulted in a $10 million decrease in operating earnings.
An increase in other expenses, primarily driven by higher employee-related costs, resulted in a $23 million decrease in operating earnings, which includes an $18 million decrease in restructuring charges.
We benefited from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for low-income housing. As a result, our tax rates differ from the U.S. statutory rate of 35%. In the third quarter of 2013, we benefited primarily from higher utilization of tax preferenced investments, which improved operating earnings by $10 million.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the increase in operating earnings were lower interest credited expenses and increased tax benefits, partially offset by unfavorable mortality and claims experience. In addition, the prior period included a $47 million charge representing a multi-state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the expected acceleration of benefit payments to policyholders under the settlements of such claims. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Current period premiums and deposits, combined with funding agreement issuances in our Corporate Benefit Funding segment, resulted in growth in our investment portfolio, which generated higher net investment income. Since many of our products are interest spread-based, the increase in net investment income was partially offset by a corresponding increase in interest credited to certain liabilities. Despite a decline in annuity sales, we earned higher asset-based fees as our average separate account assets grew due to positive net flows since the prior period. The combined impact of these items improved operating earnings by $23 million.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Lower interest rates negatively impacted yields on our fixed maturity securities and mortgage loans. In addition, we had lower returns on real estate joint ventures and alternative investments. These declines were partially offset by higher income on interest rate derivatives and improved returns on other limited partnership interests. A significant portion of these derivatives was entered into prior to the onset of the current low interest rate environment to mitigate the risk of low interest rates in the U.S. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account increased commensurate with the rise in the equity markets driving higher fee income in our annuity business. This continued positive equity market performance combined with the prior period having negative market performance also generated favorable DAC amortization. The changes in market factors discussed above resulted in a $49 million increase in operating earnings. Also, the impact of the low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, primarily within the closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $57 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by the other earnings drivers that also affect the closed block that were unfavorable and have been incorporated in the respective discussions herein.
Unfavorable mortality experience was driven by our group life business and we had less favorable morbidity in our individual income disability business. In addition, unfavorable claims experience was driven by higher claims incidence in our Group Voluntary & Worksite Benefits segment. The combine impact of mortality, morbidity and claims experience resulted in a $97 million decrease in operating earnings.

On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $12 million. This favorable adjustment was primarily related to DAC unlockings in the variable annuity business, partially offset by unfavorable DAC unlockings in our universal life business. In addition to our annual updates, certain insurance-related liabilities and DAC refinements recorded in both the current and prior periods resulted in a $27 million decrease in operating earnings. Also, the prior period benefited from a $51 million favorable liability refinement associated with an affiliated reinsurance agreement.
In the first quarter of 2012, we benefited from the positive resolution of certain legal matters totaling $16 million. A decrease in other expenses, primarily driven by savings from the Company’s enterprise-wide strategic initiative, resulted in a $7 million increase in operating earnings, which includes an $8 million decrease in restructuring charges.
We benefited from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for low-income housing. As a result, our tax rates differ from the U.S. statutory rate of 35%. In the third quarter of 2013, we benefited primarily from higher utilization of tax preferenced investments, which improved operating earnings by $50 million.
Segment Results and Corporate & Other
Retail

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$976	$986	$2,903	$2,899
Universal life and investment-type product policy fees	363	325	1,042	982
Net investment income	1,318	1,367	4,005	4,041
Other revenues	88	65	242	195
Total operating revenues	2,745	2,743	8,192	8,117
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,510	1,569	4,612	4,598
Interest credited to policyholder account balances	248	251	742	750
Capitalization of DAC	(125)	(154)	(400)	(445)
Amortization of DAC and VOBA	123	181	379	489
Interest expense on debt	2	1	4	4
Other expenses	573	589	1,681	1,775
Total operating expenses	2,331	2,437	7,018	7,171
Provision for income tax expense (benefit)	145	107	411	331
Operating earnings	$269	$199	$763	$615
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
In 2013, we made additional changes to variable annuity guarantee features as we continue to manage sales volume, focusing on pricing discipline and risk management. These actions, in combination with product changes in 2012, resulted in a $639 million, or 34%, decrease in annuity sales. Slightly higher sales in our individual disability income business were completely offset by lower variable and universal life sales.
Positive net flows in our universal life and individual disability income businesses resulted in higher net investment income; however, this increase was partially offset by higher DAC amortization. Despite the decline in annuity sales, we earned higher asset-based fees as our average separate account balances grew due to the positive net flows since the prior period. The net impact of the above items resulted in a $15 million increase in operating earnings.

Our average separate account balance increased commensurate with the rise in the equity markets driving an increase in asset-based fee income. The sustained low interest rate environment resulted in lower net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields; however, this was partially offset by lower DAC amortization. Lower prepayment fees also decreased operating earnings; however, this decline was partially offset by higher income on interest rate derivatives. The net impact of these items resulted in a $10 million decrease in operating earnings. Also, the impact of the low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, mainly within the closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $23 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by the other earnings drivers of the closed block that were unfavorable and have been incorporated in the respective discussions herein.
Favorable mortality experience, mainly in our traditional life business, increased operating earnings by $31 million. We experienced less favorable morbidity in our individual disability income business, which decreased operating earnings by $7 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $12 million. This favorable adjustment was primarily related to DAC unlockings in the variable annuity business, partially offset by unfavorable DAC unlockings in our universal life business. In addition to our annual updates, certain insurance-related liabilities and DAC refinements recorded in both the current and prior periods resulted in a $6 million increase in operating earnings.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Positive net flows, mainly in our universal life and individual disability income businesses, resulted in higher net investment income; however, this increase was partially offset by an increase in DAC amortization. Despite a decline in annuity sales, we earned higher asset-based fees as our average separate account assets grew due to positive net flows since the prior period. The net impact from growth in our businesses resulted in a $6 million increase in operating earnings.
Our average separate account balance increased commensurate with the rise in the equity markets driving an increase in asset-based fee income. This continued positive equity market performance also resulted in lower DAC amortization. An impact of the sustained low interest rate environment was a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields. The negative interest rate impact was partially offset by higher income on interest rate derivatives and lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. The net impact of these items resulted in a $28 million increase in operating earnings. Also, the impact of the low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, mainly within the closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $57 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by the other earnings drivers of the closed block that were unfavorable and have been incorporated in the respective discussions herein.
Unfavorable morbidity experience in our individual disability income business resulted in a $14 million decrease in operating earnings. In addition, less favorable mortality experience in the variable and universal life, traditional life, and income annuities businesses resulted in a $5 million decrease in operating earnings. These items were more than offset by the $26 million favorable impact of a prior period charge for the expected acceleration of benefit payments to policyholders under a multi-state examination related to unclaimed property.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. This annual update resulted in a net operating earnings increase of $12 million. This favorable adjustment was primarily related to DAC unlockings in the variable annuity business, partially offset by unfavorable DAC unlockings in our universal life business. In addition to our annual updates, certain insurance-related liabilities and DAC refinements recorded in both the current and prior periods resulted in a $24 million decrease in operating earnings.
Also contributing to the increase in operating earnings was a decline in expenses of $62 million, which was primarily driven by savings from the Company’s enterprise-wide strategic initiative and reduced costs associated with a ceded affiliated funds withheld treaty.

Group, Voluntary & Worksite Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$3,383	$3,370	$10,308	$9,889
Universal life and investment-type product policy fees	171	166	521	497
Net investment income	443	428	1,336	1,259
Other revenues	100	98	303	299
Total operating revenues	4,097	4,062	12,468	11,944
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,274	3,197	9,904	9,359
Interest credited to policyholder account balances	39	41	116	126
Capitalization of DAC	(5)	(6)	(15)	(18)
Amortization of DAC and VOBA	8	12	20	23
Interest expense on debt	—	1	1	1
Other expenses	495	456	1,473	1,415
Total operating expenses	3,811	3,701	11,499	10,906
Provision for income tax expense (benefit)	101	127	340	364
Operating earnings	$185	$234	$629	$674
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Economic recovery has remained slow and unsteady, although we continue to see signs of improvement to the macro-economic environment. We have seen growth in premiums from our dental business generated through increased enrollment, improved persistency, and the positive impact of pricing actions on existing business. Although we have discontinued selling our long-term care (“LTC”) product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment.
Our life businesses experienced less favorable mortality in the current period, mainly due to higher claims severity in our universal life businesses, resulting in a decrease in operating earnings of $19 million. Increases in claims incidence and average case size in our disability business as well as higher claims incidence in the accidental death & dismemberment (“AD&D”) business, were slightly offset by favorable claims experience in our LTC business, resulting in a $15 million decrease in operating earnings.
The aforementioned growth in revenues was partially offset by an increase of $17 million in operating expenses, primarily due to an increase in employee-related costs, coupled with generally higher operating expenses from business growth across the segment.
The impact of market factors, including lower returns on our fixed maturity securities and other limited partnership interests, partially offset by higher income on interest rate derivatives and real estate joint ventures, resulted in lower investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decrease in investment yield, as well as higher crediting rates in the current period, lowered operating earnings by $8 million.
An increase in allocated equity and growth in current period premiums and deposits, partially offset by a reduction in other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $11 million.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
An increase in claims incidence in our disability, LTC, and AD&D businesses, partially offset by favorable claims experience in our dental business, resulted in a $44 million decrease in operating earnings. Driving the decrease in operating earnings were higher paid claims in our disability, LTC, and AD&D businesses, partially offset by lower utilization in our dental business. Our life businesses experienced unfavorable mortality in the current period, mainly due to less favorable claims experience in the group term life business coupled with higher claims incidence and severity in the group universal life business, resulting in a decrease in operating earnings of $37 million.
Growth in revenues, predominantly in our dental, term life and disability businesses, was partially offset by an increase of $8 million in operating expenses, primarily due to an increase in pension, post-retirement and other employee benefit costs, coupled with generally higher operating expenses from business growth across the segment.
The impact of market factors, including higher returns on other limited partnership interests and real estate joint ventures, in combination with increased derivative income on interest rate floors and increased prepayment fee income, resulted in improved investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The increase in investment yield, as well as slightly lower crediting rates in the current period, contributed $29 million to operating earnings.
An increase in allocated equity and growth in current period premiums and deposits, partially offset by a reduction in other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $23 million. Consistent with the growth in average invested assets from current period premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and policyholder account balances (“PABs”) increased by $9 million.
Corporate Benefit Funding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$425	$273	$1,295	$950
Universal life and investment-type product policy fees	45	45	160	137
Net investment income	1,144	1,150	3,425	3,372
Other revenues	67	62	204	188
Total operating revenues	1,681	1,530	5,084	4,647
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	946	758	2,817	2,370
Interest credited to policyholder account balances	257	301	833	890
Capitalization of DAC	(2)	(11)	(23)	(23)
Amortization of DAC and VOBA	4	3	17	9
Interest expense on debt	3	2	8	7
Other expenses	126	111	372	340
Total operating expenses	1,334	1,164	4,024	3,593
Provision for income tax expense (benefit)	121	128	371	369
Operating earnings	$226	$238	$689	$685
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.

The sustained low interest rate environment has contributed to pension plans being underfunded, which limits our customers’ ability to engage in full pension plan closeout terminations. Despite the current environment, we have seen growth in our closeout premiums and we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. In addition, structured settlement sales were higher in the current period as a result of fewer competitors in the market. These premium increases were partially offset by a 36% decrease in income annuity sales driven by the discontinuance of one contract. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits. An increase in average invested assets, principally from transfers from the separate account due to the fourth quarter 2012 conversion of an existing contract in our domestic closeout business, resulted in an increase of $8 million in operating earnings. Growth in the related insurance liabilities generally results in an increase in interest credited; this decreased operating earnings by $27 million compared to the prior period.
The low interest rate environment continued to impact our investment returns, as well as interest credited on certain insurance liabilities. Lower investment returns on our fixed maturity securities, mortgage loans and other limited partnerships were partially offset by increased earnings on interest rate derivatives and our securities lending program. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense was partially offset by lower investment returns and resulted in a net increase in operating earnings of $39 million.
Less favorable mortality in the current period, primarily in the structured settlement business, resulted in a $5 million decrease in operating earnings. The net impact of insurance liability refinements in the current and prior periods decreased operating earnings by $16 million.
Operating earnings also decreased $12 million primarily driven by higher employee-related expenses and information technology costs in the current period.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The impact of current period deposits and funding agreement issuances contributed to an increase in invested assets, resulting in an increase of $125 million in operating earnings. Growth in deposits and funding agreement issuances generally results in a corresponding increase in interest credited on certain insurance liabilities; this decreased operating earnings by $116 million compared to the prior period.
The low interest rate environment continued to impact our investment returns, as well as interest credited on certain insurance liabilities. Lower investment returns on our fixed maturity securities and mortgage loans were partially offset by increased earnings on our securities lending program, interest rate derivatives and other limited partnership interests, as well as higher prepayment fee income. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense was partially offset by lower investment returns and resulted in a net increase in operating earnings of $54 million.
Mortality results were mixed across our products and resulted in a $6 million increase in operating earnings. The net impact of insurance liability refinements in the current and prior periods decreased operating earnings by $56 million.
Higher costs associated with technology initiatives were partially offset by lower employee-related expenses realized through operating efficiencies. This increase in operating expenses was slightly offset by higher fees earned on our separate account balances, which grew during the period as a result of an increase in average separate account deposits. The net impact of these items was a $10 million decrease in operating earnings.

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$20	$—	$57	$—
Net investment income	91	104	312	422
Other revenues	160	177	511	633
Total operating revenues	271	281	880	1,055
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	23	(1)	49	(1)
Amortization of DAC and VOBA	—	1	—	1
Interest expense on debt	33	34	100	99
Other expenses	258	276	833	896
Total operating expenses	314	310	982	995
Provision for income tax expense (benefit)	(88)	(73)	(259)	(152)
Operating earnings	$45	$44	$157	$212
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings were essentially flat as a decrease in expenses and a higher tax benefit in the third quarter of 2013 were offset by a decrease in net investment income. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Net investment income decreased $8 million, due to a decrease in average invested assets driven by a change in the timing of dividends paid between periods.
Other expenses were essentially unchanged as an increase of $31 million, primarily driven by higher costs associated with interest on uncertain tax positions and start-up operations, was offset by lower advertising expenses and a decrease in internal resource costs for associates committed to certain acquisition activities. In addition, costs associated with the Company’s enterprise-wide strategic initiative were down $6 million, which includes an $18 million decrease in the portion that represents employee-related restructuring charges.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2013, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $10 million over the prior period.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased $55 million, primarily due to lower net investment income and higher expenses. These decreases were partially offset by a higher tax benefit over the prior period. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Market factors, including the impact of the low interest rate environment, decreased net investment income by $71 million, driven by lower returns on our real estate joint ventures, alternative investments and fixed maturity securities.

In the first quarter of 2012, the Company benefited from the positive resolution of certain legal matters totaling $16 million. Other expenses increased $63 million in the current period, primarily driven by higher costs associated with interest on uncertain tax positions and higher expenses for start-up operations. Partially offsetting these costs was a prior period charge of $21 million, representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File. In addition, the current period included $24 million of lower advertising costs and $14 million of lower internal resource costs for associates committed to certain acquisition activities. Costs associated with the Company’s enterprise-wide strategic initiative were up $12 million; however, the portion that represents employee-related restructuring charges decreased by $8 million.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rates differ from the U.S. statutory rate of 35%. In 2013, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $50 million from the prior period.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Non-GAAP and Other Financial Disclosures
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.
Operating revenues excludes net investment gains (losses) and net derivative gains (losses).
The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes amounts for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (iv) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•
Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of PABs but do not qualify for hedge accounting treatment;

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to noncontrolling interests and goodwill impairments.

We believe the presentation of operating earnings, as we measure it for management purposes enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses and operating earnings should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses and income (loss) from continuing operations, net of income tax, respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”
In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.
Subsequent Event
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i)  Item 8 of Metropolitan Life Insurance Company’s Registration Statement on Form 10, as amended (the “Form 10”), filed with the U.S. Securities and Exchange Commission (“SEC”); and (ii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the consolidated financial statements for the year ended December 31, 2012 included in the Form 10, Metropolitan Life Insurance Company received approximately 5,303 asbestos-related claims in 2012. During the nine months ended September 30, 2013 and 2012, Metropolitan Life Insurance Company received approximately 4,256 and 3,909 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Form 10 for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2002. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2013.

Unclaimed Property Litigation and Inquiries
In 2012, MetLife, Inc., for itself and on behalf of entities including Metropolitan Life Insurance Company, reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. In the first quarter of 2012, the Company recorded a $47 million after tax charge for the multistate examination payment and the expected acceleration of benefit payments to policyholders under the settlements. On September 20, 2012, the West Virginia Treasurer filed an action against Metropolitan Life Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that Metropolitan Life Insurance Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 21, 2012 and January 9, 2013, the Treasurer filed substantially identical suits against New England Life Insurance Company and General American Life Insurance Company, respectively. At least one other jurisdiction is pursuing a market conduct examination concerning compliance with unclaimed property statutes. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company's procedures. The Company is not currently able to estimate these additional possible costs.
Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)
Alleging that MetLife, Inc. and another company have violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. Based on the allegations in the complaint, it appears that the Relator may have improperly named MetLife, Inc. as a defendant instead of Metropolitan Life Insurance Company. The action had been sealed by court order until December 17, 2012. The Relator alleges that the aggregate damages attributable to MetLife, Inc., including statutory damages and treble damages, are $767 million. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $120,000. MetLife, Inc. strongly disputes this assumption, the Relator's alleged damages amounts, and other allegations in the complaint. On December 14, 2012, the Florida Attorney General apprised the court that the State of Florida declined to intervene in the action and noted that the allegations in the complaint “. . . are very similar (if not identical) to those raised in regulatory investigations of the defendants that predated the filing of the action” and that those regulatory investigations have been resolved. On August 20, 2013, the court granted defendants' motion to dismiss the action. The Relator has filed notice of its intent to appeal the dismissal.
Other Litigation
Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011)
This lawsuit was filed by 45 retired General Motors (“GM”) employees against Metropolitan Life Insurance Company and the amended complaint includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, unfair trade practices, and Employee Retirement Income Security Act of 1974 (“ERISA”) claims based upon GM's 2009 reduction of the employees' life insurance coverage under GM's ERISA-governed plan. The complaint includes a count seeking class action status. Metropolitan Life Insurance Company is the insurer of GM's group life insurance plan and administers claims under the plan. According to the complaint, Metropolitan Life Insurance Company had previously provided plaintiffs with a "written guarantee" that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. On June 26, 2012, the district court granted Metropolitan Life Insurance Company’s motion to dismiss the complaint. Plaintiffs appealed that decision and the United States Court of Appeals for the Sixth Circuit affirmed the dismissal of the action on September 12, 2013.

C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013)
Plaintiff filed this lawsuit against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227 (“TCPA”). Plaintiff has moved to certify a nationwide class of persons who were allegedly sent millions of unsolicited faxes in violation of the TCPA. Plaintiff seeks an award of statutory damages under the TCPA in the amount of $500 for each violation and to have such damages trebled. Trial is scheduled to begin on February 10, 2014.
Summary
Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company's consolidated financial statements, have arisen in the course of the Company's business, including, but not limited to, in connection with its activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company's compliance with applicable insurance and other laws and regulations.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company's financial position, based on information currently known by the Company's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect Metropolitan Life Insurance Company’s business or operations described under “Risk Factors” in Item 1A of the Form 10.
Economic Environment and Capital Markets-Related Risks
If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in financial asset classes or various markets, including global capital markets, can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation can all affect our financial condition, as well as the volume, profitability and results of our business operations, either directly or by virtue of their impact on the business and economic environment generally and on general levels of economic activity, employment and customer behavior specifically. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of mismatched impacts on the value of our assets and our liabilities.
At times, throughout the past few years, volatile conditions have characterized financial markets, and not all global financial markets are functioning normally. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), as well as Cyprus, their banking systems and of the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have been a cause of elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. Despite public and private support programs for Europe’s perimeter region, concerns about sovereign debt sustainability subsequently expanded to other EU member states. As a result, in late 2011 and early 2012, several other EU member states experienced credit ratings downgrades or had their credit ratings outlook changed to negative. The financial markets have also been affected by concerns that one or more countries may exit the Euro zone. Moreover, the financial markets have been affected by concerns over U.S. fiscal policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Industry Trends — Financial and Economic Environment.” Any of these concerns could have significant adverse effects on the economic and financial markets. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary From Period to Period” in the Form 10.
To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “Financial Information — Quarterly Financial Information — Industry Trends — Impact of a Sustained Low Interest Rate Environment” included in the Form 10. Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees and/or collateral requirements associated with affiliated captive reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Decreases in account values reduce fees generated by these products, cause the amortization of deferred policy acquisition costs (“DAC”) to accelerate and could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to affiliated captive reinsurers.

In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. Group insurance, in particular, is affected by higher unemployment rates. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and have a material adverse effect on our business, results of operations and financial condition.
The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “Risk Factors — Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” included in the Form 10 and “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
Regulatory and Legal Risks
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation” included in the Form 10, as supplemented by “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” elsewhere herein and as further supplemented below.
Insurance Regulation
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and the New York State Department of Financial Services (“Department of Financial Services”) have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities and the Department of Financial Services on June 11, 2013 issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office (the “FIO”), Office of Financial Research (the “OFR”), the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products, or to hedge the associated risks efficiently, and/or our risk based capital ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations” included in the Form 10.
The NAIC is also reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims, which might lead to a recommendation against the allowance of insulation for certain of our separate account products, particularly in the institutional markets. If the Department of Financial Services or other state insurance regulators change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations” included in the Form 10.
U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) establishes the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. See “Business — Regulation — Holding Company Regulation — Federal Initiatives” included in the Form 10.

Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, under the so-called Volcker Rule, Dodd-Frank imposes additional capital requirements and quantitative limits on certain trading and activities by a non-bank systemically important financial institution (“non-bank SIFI”). MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI, which could adversely affect our competitive position. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included in the Form 10.
Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and to cover the expenses of the OFR, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.
Federal Regulatory Agencies
Dodd-Frank established the Consumer Financial Protection Bureau (“CFPB”), which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided by MetLife, Inc. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI — Consumer Protection Laws” included in the Form 10.
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank SIFI, as more fully discussed below, and could once again be subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and subject to enhanced supervision and prudential standards. Moreover, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. If such measures were adopted, including as a result of the designation of MetLife, Inc. as a non-bank SIFI, they could materially adversely affect our ability to conduct business and our results of operations and financial condition. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” included in the Form 10 and “— Potential Regulation of MetLife, Inc. As a Non-Bank SIFI or As Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.”
Regulation of Brokers and Dealers
Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” and “Risk Factors — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the Form 10.
Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.
The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, the firm or affiliate that vary according to the recommendation chosen. Recently adopted regulations in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary,”, thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2014. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the Form 10.

General
From time to time, regulators raise issues during examinations or audits of us and our regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation” included in the Form 10. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.
See “Business — Regulation” included in the Form 10 for additional information on the laws and regulations affecting our business.
Potential Regulation of MetLife, Inc. As a Non-Bank SIFI or As Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future be designated by the FSOC as a non-bank SIFI. This would subject MetLife, Inc. to enhanced supervision and prudential standards which could adversely affect its ability to compete with other insurers that are not subject to those requirements and adversely affect our business and results of operations. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included in the Form 10.
The FSOC issued final rules in April 2012, outlining a three-stage process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife, Inc. was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife would be designated a non-bank SIFI. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. The Federal Reserve Board has proposed a set of prudential standards that would apply to non-bank SIFIs, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures and recovery and resolution planning through international crisis management groups and under federal regulation. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs.
In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the International Association of Insurance Supervisors (“IAIS”) is participating in the initiative of the Financial Stability Board (“FSB”) to identify global systemically important financial institutions by devising a process for designating global systemically important insurers (“G-SIIs”). On July 18, 2013, the FSB published its initial list of nine G-SIIs, which includes MetLife, Inc. For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital requirements on those activities. G-SII backstop capital requirements for the calculation of additional capital are to be developed by the end of 2014, for application beginning in 2019. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016. This global insurance capital standard will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. Any such measures would have to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs in the U.S. is uncertain.
If such measures were adopted, including as a result of the potential designation of MetLife, Inc. as a non-bank SIFI, they could materially adversely affect our ability to conduct business and our results of operations and financial condition. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Further, counterparty exposure limits could affect our ability to engage in hedging activities. The Federal Reserve Board could also have the right to require that we or our insurance company affiliates take prompt action to correct any financial weaknesses. See “Business — Regulation” included in the Form 10.

In the event that MetLife, Inc. is designated as a non-bank SIFI, it may elect to contest such designation using all available remedies under Dodd-Frank or otherwise. If ultimately designated as a non-bank SIFI, MetLife, Inc. may consider such structural and other business alternatives that may be available to it in response to such a designation, and we cannot predict the impact that any such alternatives, if implemented, may have on the Company.
Acquisition and Disposition of Businesses and Legal Entity Reorganization-Related Risks
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Such activity exposes us to a number of risks. For example, there could be unforeseen liabilities or asset impairments, including goodwill impairments, that arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.
In addition, there may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence investigations. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses. Although we generally have rights to indemnification for certain losses, our rights are limited by survival periods for bringing claims and limitations on the nature and amount of losses we may recover, and we cannot be certain that indemnification will be, among other things, collectible or sufficient in amount, scope or duration to fully offset any loss we may suffer. Likewise, when we dispose of subsidiaries or operations, we may remain liable to the acquiror or to third parties for certain losses or costs arising from the divested business. We may also incur a loss on the disposition.
The use of our own funds as consideration in any acquisition would consume capital resources, which could affect our capital plan and render those funds unavailable for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife, Inc. and/or its subsidiaries, including us.
Our ability to achieve certain benefits we anticipate from any acquisitions of businesses will depend in large part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. The integration of operations and differences in operational culture may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.

The success with which we are able to integrate acquired operations will depend on our ability to manage a variety of issues, including the following:

•	Loss of key personnel or higher than expected employee attrition rates could adversely affect the performance of the acquired business and our ability to integrate it successfully.

•
Customers of the acquired business may reduce, delay or defer decisions concerning their use of its products and services as a result of the acquisition or uncertainty related to the consummation of the acquisition, including, for example, potential unfamiliarity with the MetLife, Inc. brand in regions where we did not have a market presence prior to the acquisition.

•
If the acquired business relies upon independent distributors to distribute its products, these distributors may not continue to generate the same volume of business for us after the acquisition. Independent distributors may reexamine the scope of their relationship with the acquired business or us as a result of the acquisition and decide to curtail or eliminate distribution of our products.

•
Integrating acquired operations with our existing operations may require us to coordinate geographically separated organizations, address possible differences in corporate culture and management philosophies, merge financial processes and risk and compliance procedures, combine separate information technology platforms and integrate operations that were previously closely tied to the former parent of the acquired business or other service providers.

•
In cases where we or an acquired business operates in certain markets through joint ventures, the acquisition may affect the continued success and prospects of the joint venture. Our ability to exercise management control or influence over these joint venture operations and our investment in them will depend on the continued cooperation between the joint venture participants and on the terms of the joint venture agreements, which allocate control among the joint venture participants. We may face financial or other exposure in the event that any of these joint venture partners fail to meet their obligations under the joint venture, encounter financial difficulty or elect to alter, modify or terminate the relationship.

•
We may incur significant costs in connection with any acquisition and the related integration. The costs and liabilities actually incurred in connection with an acquisition and subsequent integration process may exceed those anticipated.

Future growth of our combined business will require, among other things, the continued development of adequate underwriting and claim handling capabilities and skills, sufficient capital base, increased marketing and sales activities, and the hiring and training of new personnel. In particular, there may be difficulties in hiring and training sufficient numbers of customer service personnel and agents to keep pace with any future growth in the number of customers in our developing or developed markets. In addition, we may experience difficulties in upgrading, developing and expanding information technology systems quickly enough to accommodate any future growth. The prospects of our business also may be materially and adversely affected if we are not able to manage the growth of any acquired business successfully.
In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. In connection with the merger transactions, it is expected that the Company will reinsure certain obligations of one of the entities to be merged, and the Company may also reinsure or recapture other obligations of the merged entity. The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those that are present in the case of an acquisition. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations or the composition of certain of our investment portfolios, which could result in additional costs or reduce net investment income. We may also incur additional expenses in connection with planning and effectuating these mergers and related transactions. We may encounter delays or unforeseen problems in making changes to our information technology systems that are needed to reflect the mergers. Loss of key personnel could adversely affect our ability to carry out these transactions. In addition, these transactions may absorb significant attention from our management, which could reduce management’s focus on other aspects of our business. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Metropolitan Life Insurance Company and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Metropolitan Life Insurance Company and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and Metropolitan Life Insurance Company’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/	Peter M. Carlson
	Name: Title:	Peter M. Carlson Executive Vice President and Chief
Accounting Officer (Authorized Signatory
and Principal Accounting Officer)
Date: November 13, 2013

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Metropolitan Life Insurance Company and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Metropolitan Life Insurance Company and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and Metropolitan Life Insurance Company’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E - 1