Form 10-K
period 2013-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2014-03-28
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-55029
Metropolitan Life Insurance Company
(Exact name of registrant as specified in its charter)

New York	13-5581829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, New York, N.Y.	10166-0188
(Address of principal executive offices)	(Zip Code)
(212) 578-2211
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 27, 2014, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Form 10-K, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MLIC. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company's filings with the U.S. Securities and Exchange Commission (the “SEC”). These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe; (4) impact on us of comprehensive financial services regulation reform, including regulation of MetLife, Inc. as a potential non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) fluctuations in foreign currency exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or those of MetLife, Inc.’s other insurance subsidiaries, or MetLife, Inc.’s credit ratings; (16) an inability of MetLife, Inc. or MLIC to access its credit facilities; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife, Inc.'s risk management policies and procedures; (20) catastrophe losses; (21) deterioration in the experience of the closed block established in connection with the reorganization of MLIC; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (25) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (26) changes in accounting standards, practices and/or policies; (27) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, Inc. and its subsidiaries as well as health care and other employee benefits; (28) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (29) inability to attract and retain sales representatives; (30) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife, Inc.'s disaster recovery systems, cyber- or other information security systems and management continuity planning; (31) the effectiveness of MetLife, Inc.'s programs and practices in avoiding giving associates incentives to take excessive risks; and (32) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company's filings with the SEC. Metropolitan Life Insurance Company does not undertake any obligation to publicly correct or update any forward-looking statement if Metropolitan Life Insurance Company later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures Metropolitan Life Insurance Company makes on related subjects in reports to the SEC.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

Part I

Item 1. Business

Overview
As used in this Form 10-K, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc.
We are a leading provider of insurance, annuities and employee benefit programs. Over the past several years, we have grown our core businesses, as well as successfully executed on our growth strategy. This included the MetLife enterprise completing a number of transactions that have resulted in the acquisition and, in some cases, divestiture of certain businesses while also further strengthening our balance sheet to position MLIC for continued growth.
MLIC is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The companies to be merged are MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company (“MLI-USA”) and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013, resulting in a redistribution of assets held in trust and the cancellation of outstanding letters of credit which were no longer required. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” and see Note 12 of the Notes to the Consolidated Financial Statements. Effective January 1, 2014, following receipt of New York State Department of Financial Services (“Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with Metropolitan Life Insurance Company all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, Metropolitan Life Insurance Company recorded a funds withheld asset, included in other invested assets, of $100 million, a deposit liability, included in other liabilities, of $448 million, an assumed reserve, included in policyholder account balances, of $100 million, and received cash and investments of $448 million from MICC. On December 31, 2013, MICC deposited qualifying investments into a custodial account, which became restricted to secure MICC’s remaining New York policyholder liabilities not covered by such reinsurance on January 1, 2014. In anticipation of establishing this custodial account with qualifying investments, Metropolitan Life Insurance Company transferred investments with an estimated fair value of $751 million to MICC and received from MICC qualifying investments with an estimated fair value of $739 million and cash of $12 million in the fourth quarter of 2013. See Note 8 of the Notes to the Consolidated Financial Statements. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals.
The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators by reducing our exposure to and use of captive reinsurers; (ii) will alleviate the need to use holding company cash to fund derivative collateral requirements; and (iii) will increase transparency relative to our capital allocation and variable annuity risk management. See “ — Regulation — Holding Company Regulation — Insurance Regulatory Examinations,” and Note 20 of the Notes to the Consolidated Financial Statements for further information on the impact of the Mergers and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” for information on our use of captive reinsurers. See also “Risk Factors — Acquisition-Related Risks — We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” for information regarding the potential impact on our operations if the Mergers or related regulatory approvals are prevented or delayed.
We provide a variety of insurance and financial services products, including life, dental, disability, guaranteed interest, stable value and annuities, through both proprietary and independent retail distribution channels, as well as at the workplace.

Revenues derived from an agreement with the U.S. Office of Personnel Management for the Federal Employees’ Group Life Insurance program were $2.5 billion, $2.5 billion and $2.4 billion for the years ended December 31, 2013, 2012 and 2011, respectively, which represented 10%, 11% and 11%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2013, 2012 and 2011. Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.
We are one of the largest institutional investors in the U.S. with a $261.1 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, commercial and agricultural mortgage loans, U.S. Treasury and agency securities, as well as real estate and corporate equity at December 31, 2013. Over the past several years, we have taken a number of actions to further diversify and strengthen our general account portfolio.
Our well-recognized brand, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth, building on a long history of fairness, honesty and integrity. Over the course of the next several years, we will pursue the following objectives to achieve our goals:

•	Refocus the businesses

–	Shift product mix away from capital intensive products

–	Invest in growth initiatives for the voluntary/worksite, accident & health, and direct channels

–	Drive margin improvement

•	Drive toward customer centricity and a wider reaching brand

–	Institutionalize customer centric actions and culture

–	Grow consideration and preference for our brand in key markets
Segments and Corporate & Other
Overview
Our businesses offer a broad range of protection products and services aimed at serving the financial needs of our customers throughout their lives. These products are sold to individuals and corporations, as well as other institutions, and their respective employees.
Retail
Our Retail segment is organized into two businesses: Life & Other and Annuities.
The major products within Life & Other are as follows:
Variable Life. Variable life products provide insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Most importantly, with variable life products, premiums and account balances can be directed by the policyholder into a variety of separate account investment options or directed to the Company’s general account. In the separate account investment options, the policyholder bears the entire risk of the investment results. We collect specified fees for the management of the investment options. The policyholder’s cash value reflects the investment return of the selected investment options, net of management fees and insurance-related and other charges. In some instances, third-party money management firms manage these investment options. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

Universal Life. Universal life products provide insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to the Company’s general account. Universal life products may allow the insured to increase or decrease the amount of death benefit coverage over the term of the contract and the owner to adjust the frequency and amount of premium payments. We credit premiums to an account maintained for the policyholder. Premiums are credited net of specified expenses. Interest is credited to the policyholder’s account at interest rates we determine, subject to specified minimums. Specific charges are made against the policyholder’s account for the cost of insurance protection and for expenses. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.
Term Life. Term life products provide a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Specified coverage periods range from one year to 30 years, but in no event are they longer than the period over which premiums are paid. Death benefits may be level over the period or decreasing. Premiums may be guaranteed at a level amount for the coverage period or may be non-level and non-guaranteed. Term insurance products are sometimes referred to as pure protection products, in that there are typically no savings or investment elements. Term contracts expire without value at the end of the coverage period when the insured party is still living.
Whole Life. Whole life products provide a guaranteed benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Premium payments may be required for the entire life of the contract period, to a specified age or period, and may be level or change in accordance with a predetermined schedule. Whole life insurance includes policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits, increase cash values available upon surrender or reduce the premiums required to maintain the contract in-force. Because the use of dividends is specified by the policyholder, this group of products provides significant flexibility to individuals to tailor the product to suit their specific needs and circumstances, while at the same time providing guaranteed benefits.
Disability. Disability products provide a benefit in the event of the disability of the insured. In most instances, this benefit is in the form of monthly income paid until the insured reaches age 65. In addition to income replacement, the product may be used to provide for the payment of business overhead expenses for disabled business owners or mortgage payment protection.
Other. Additionally, through our broker-dealer affiliates, we offer a full range of mutual funds and other securities products. The elimination of transactions from activity between the segments occurs within Life & Other.
Our Annuities business offers a variety of variable and fixed annuities that are primarily sold to individuals and tax-qualified groups in the education, healthcare and not-for-profit sectors.
The major products within Annuities are as follows:
Variable Annuities. Variable annuities provide for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to make deposits into various investment options in a separate account, as determined by the contractholder. The risks associated with such investment options are borne entirely by the contractholder, except where guaranteed minimum benefits are involved. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged and where asset allocation restrictions may apply.
Fixed Annuities. Fixed annuities provide for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to 10 years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.

Group, Voluntary & Worksite Benefits
We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S. Our Group, Voluntary & Worksite Benefits segment is organized into two businesses: Group and Voluntary & Worksite.
Our Group insurance products and services include life, dental, group short- and long-term disability and accidental death & dismemberment coverages. We also sell administrative services-only (“ASO”) arrangements to some employers. Under such ASO arrangements, the employer is at risk, as we have not issued an insurance policy. We pay claims funded by the employer and perform other administrative services on behalf of the employer.
The major products within Group are as follows:
Life. Life insurance products and services include variable life, universal life, and term life products. These are similar to the products offered by the Retail Life & Other business except we offer group insurance products as employer-paid benefits or as voluntary benefits where all or a portion of the premiums are paid by the employee. These life insurance products and services also include employee paid supplemental life and are offered as standard products or may be tailored to meet specific customer needs.
Dental. Dental products provide insurance and ASO arrangements that assist employees, retirees and their families in maintaining oral health while reducing out-of-pocket expenses and providing superior customer service. Dental plans include the Preferred Dentist Program and the Dental Health Maintenance Organization.
Disability. Disability products provide a benefit in the event of the disability of the insured. In most instances, this benefit is in the form of monthly income paid until the insured reaches age 65.
Our Voluntary & Worksite products and services include long-term care (“LTC”), prepaid legal plans and critical illness products.
The major product within Voluntary & Worksite is as follows:
Long-term Care. LTC products provide protection against the potentially high costs of LTC services. They generally pay benefits to insureds who need assistance with activities of daily living or have a cognitive impairment. Although we discontinued the sale of these products in 2010, we continue to support our existing policyholders.
Corporate Benefit Funding
The Corporate Benefit Funding segment provides funding and financing solutions that help institutional customers mitigate and manage liabilities primarily associated with their qualified, nonqualified, and welfare employee benefit programs using a spectrum of life and annuity-based insurance and investment products.
The major products within Corporate Benefit Funding are as follows:
Stable Value Products. We offer general account guaranteed interest contracts, separate account guaranteed interest contracts, and similar products used to support the stable value option of defined contribution plans. We also offer private floating rate funding agreements that are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.
General account guaranteed interest contracts are designed to provide stable value investment options within tax-qualified defined contribution plans. Traditional general account guaranteed interest contracts integrate a general account fixed or determinable fixed maturity investment with a general account guarantee of liquidity at contract value for participant transactions.
Separate account guaranteed interest contracts are available to defined contribution plan sponsors. These contracts integrate market value returns on separate account investments with a general account guarantee of liquidity at contract value to the extent the separate account assets are not sufficient. The contracts do not have a fixed maturity date and are terminable by each party on notice.
Private floating rate funding agreements are generally privately-placed, unregistered investment contracts issued as general account obligations. Interest is credited based on an external index, generally the three-month London Interbank Offered Rate (also, LIBOR). Contracts may contain put provisions (of 90 days or longer) that allow for the contractholder to receive the account balance prior to the stated maturity date.

Pension Closeouts. We offer general account and separate account annuity products, generally in connection with the termination of defined benefit pension plans. These risk transfer products include single premium buyouts that allow for full or partial transfers of pension liabilities.
General account annuity products include nonparticipating closeout contracts and terminal funding annuity contracts. Under nonparticipating closeout contracts, group annuity benefits may be purchased for retired and terminated employees or employees covered under terminating or ongoing pension plans. Both immediate and deferred annuities may be purchased by a single premium at issue. There are generally no cash surrender rights, with some exceptions including certain contracts that include liabilities for cash balance pension plans. A terminal funding contract is a nonparticipating group annuity contract that is available for purchasing guaranteed payout annuities for employees upon retirement or termination of employment. These annuities can be either life contingent or non-life contingent. These annuities are nonparticipating, do not provide for any loan or cash surrender value, and with few exceptions do not permit future considerations.
Separate account annuity products include participating closeout contracts. Under participating closeout contracts, group annuity benefits are purchased for retired, terminated, or active employees covered under active or terminated pension plans. Both immediate and deferred fixed annuities are purchased with a single premium. Under some contracts, additional annuities may be periodically purchased at then current purchase rates. The assets supporting the guaranteed benefits for each contract are held in a separate account. Some contracts require the contractholder to make periodic payments to cover investment and insurance expenses. The Company fully guarantees benefit payments and is ultimately responsible for all benefit payments.
Torts and Settlements. We offer innovative strategies for complex litigation settlements, primarily structured settlement annuities.
Structured settlement annuities are customized annuities designed to serve as an alternative to a lump sum payment in a lawsuit initiated because of personal injury, wrongful death, or a workers’ compensation claim or other claim for damages. Surrenders are generally not allowed, although commutations are permitted in certain circumstances. Guaranteed payments consist of life contingent annuities, term certain annuities and lump sums.
Capital Markets Investment Products. Products we offer include funding agreements, funding agreement-backed notes and funding agreement-backed commercial paper. We also issue funding agreements to receive Federal Home Loan Bank advances and through a program with the Federal Agricultural Mortgage Corporation (“Farmer Mac”).
Funding agreement-backed notes are part of a medium term note program, under which funding agreements are issued to a special-purpose trust that issues marketable notes in U.S. dollars or foreign currencies. The proceeds of the issuance of a series of notes are used by the trust to acquire a funding agreement with matching interest and maturity payment terms from Metropolitan Life Insurance Company. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors.
Funding agreement-backed commercial paper is issued by a special purpose limited liability company which deposits the proceeds under a master funding agreement issued to it by Metropolitan Life Insurance Company. The commercial paper receives the same short-term credit rating as Metropolitan Life Insurance Company and is marketed by major investment banks’ broker-dealer operations. The program allows for funding agreement-backed commercial paper to be issued in U.S. dollars or foreign currencies.
Through the Farmer Mac program, funding agreements have been issued by Metropolitan Life Insurance Company to Farmer Mac, as well as to certain special purpose entities that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac.
Other Corporate Benefit Funding Products and Services. We offer specialized life insurance products and funding agreements designed specifically to provide solutions for funding postretirement benefits and company-, bank- or trust- owned life insurance used to finance nonqualified benefit programs for executives.

Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, enterprise-wide strategic initiative restructuring charges, various start-up and certain run-off businesses, the Company’s ancillary international operations, interest expense related to the majority of our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Start-up businesses include direct and digital marketing products. In addition, starting in 2013, Corporate & Other includes ancillary U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Corporate & Other also includes our investment management business through which we offer fee-based investment management services to institutional clients. Additionally, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
Sales Distribution
Overview
We market our products and services through various distribution channels. Our retail life, disability and annuities products targeted to individuals are sold via sales forces, comprised of employees of MLIC and its affiliates, as well as third-party organizations. Our group and corporate benefit funding products are sold via sales forces primarily comprised of employees of MLIC and its affiliates. These sales employees work with all distribution channels to better reach and service customers, brokers, consultants and other intermediaries.
Retail Distribution
Retail products are sold through a diverse set of distribution networks in order to maximize penetration in the market place. These include our MetLife Premier Client Group, formerly known as our individual distribution sales force and third-party organizations.
Our MetLife Premier Client Group targets the large middle-income market, as well as affluent individuals, owners of small businesses and executives of small- to medium-sized companies. We have also been successful in selling our products in various multi-cultural markets.
The MetLife Premier Client Group is comprised of three channels: a distribution channel of MetLife, Inc., its subsidiaries and affiliates, a career agency system, the New England Financial distribution channel, a general agency system, and MetLife Resources, a career agency system.
The distribution channel of MetLife, Inc., its subsidiaries and affiliates had 2,897 agents under contract in 40 agencies at December 31, 2013. This career agency sales force focuses on the large middle-income and affluent markets, including multi-cultural markets. We support our efforts in multi-cultural markets through targeted advertising, specially trained agents and sales literature written in various languages.
The New England Financial distribution channel included 33 general agencies providing support to 1,090 general agents and a network of independent brokers throughout the U.S. at December 31, 2013. The New England Financial distribution channel targets high net worth individuals, owners of small businesses and executives of small- to medium-sized companies.
MetLife Resources, a focused distribution channel of MetLife, Inc., its subsidiaries and affiliates, markets retirement, annuity and other financial products on a national basis through 473 MetLife, Inc. agents and independent brokers at December 31, 2013. MetLife Resources targets the nonprofit, educational and healthcare markets.

Retail products are also sold through various third-party organizations. We distribute products in a regional model through wholesalers working directly with high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. Additionally, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.
Group, Voluntary & Worksite Benefits Distribution
Group, Voluntary & Worksite Benefits distributes its Group products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. Voluntary & Worksite products are sold through the same sales channels, as well as by specialists for these products. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products. At December 31, 2013, the Group sales channels had more than 300 marketing representatives.

We have entered into several operating joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of Group, Voluntary & Worksite Benefits products and services. We also seek to sell our group products and services through sponsoring organizations and affinity groups. In addition, we also provide life and dental coverage to certain employees of the U.S. Government.
Corporate Benefit Funding Distribution
Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers located in eight offices in the U.S. Products may be sold directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual and group distribution areas to better reach and service customers, brokers, consultants and other intermediaries.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the investments we make with the premiums we receive. We establish liabilities for claims and benefits based on assumptions and estimates of losses and liabilities incurred. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For more details on policyholder liabilities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”
Pursuant to state insurance laws and country regulators, Metropolitan Life Insurance Company and its insurance subsidiaries establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.
The New York Insurance Law and regulations require certain MLIC entities to submit to the New York Superintendent of Insurance or other state insurance departments, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See “— Regulation — Holding Company Regulation — Policy and Contract Reserve Adequacy Analysis.”
Underwriting and Pricing
Underwriting
MetLife, Inc.’s Global Risk Management Department (“GRM”) contains a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for MetLife, Inc.’s insurance businesses. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations and the use of reinsurance to manage our exposures, as appropriate. See “─ Reinsurance Activity.”
Underwriting generally involves an evaluation of applications by a professional staff of underwriters and actuaries, who determine the type and the amount of insurance risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify such risks before issuing policies to qualified applicants or groups.
Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products and for certain coverages, members of a group may be underwritten on an individual basis. We generally perform our own underwriting. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk or group has been examined and approved by our underwriters.

The underwriting conducted by our remote underwriting offices and intermediaries, as well as our corporate underwriting office, are subject to periodic quality assurance reviews to maintain high standards of underwriting and consistency. Such offices are also subject to periodic external audits by reinsurers with whom we do business.
We have established oversight of the underwriting process that facilitates quality sales and serves the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in our product pricing. This is accomplished by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and us.
Subject to very few exceptions, agents in each of the distribution channels have binding authority for risks which fall within our published underwriting guidelines. Risks falling outside the underwriting guidelines may be submitted for approval to the underwriting department; alternatively, agents in such a situation may call the underwriting department to obtain authorization to bind the risk themselves. In most states, we generally have the right within a specified period (usually the first 60 days) to cancel any policy.
Pricing
Product pricing reflects our corporate underwriting standards. GRM and regional product teams are responsible for product pricing oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain products sold in the U.S., pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and all prior year gains and losses are borne by us. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.
 Rates for group insurance and voluntary & worksite products are based on anticipated results for the book of business being underwritten. Renewals are generally reevaluated annually or biannually and are repriced to reflect actual experience on such products. Products offered by Corporate Benefit Funding are priced on demand. Pricing reflects expected investment returns, as well as mortality, longevity and expense assumptions appropriate for each product. This business is generally nonparticipating and illiquid, as policyholders have few or no options or contractual rights to cash values.
Rates for individual life insurance products are highly regulated and must be approved by the regulators of the jurisdictions in which the product is sold. Generally, such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Individual disability income products are based on anticipated results for the occupation being underwritten. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.
We continually review our underwriting and pricing guidelines so that our policies remain competitive and supportive of our marketing strategies and profitability goals.
Reinsurance Activity
We enter into reinsurance agreements primarily as a purchaser of reinsurance for our various insurance products and also as a provider of reinsurance for some insurance products issued by third parties and related parties. We participate in reinsurance activities in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We obtain reinsurance for capital requirement purposes and also when the economic impact of the reinsurance agreement makes it appropriate to do so.
Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.

We reinsure our business through a diversified group of well-capitalized, highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. Additionally, we enter into reinsurance agreements for risk and capital management purposes with several affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Vermont and Delaware, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions.”
Retail
For our Retail Life & Other insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. We currently reinsure 90% of the mortality risk in excess of $2 million for most products and reinsure up to 90% of the mortality risk for certain other products. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount we retain. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.
For our Retail Annuities business we assume 90% of the new production of fixed annuities issued by several affiliates. We also reinsure 100% of the living and death benefit guarantees issued in connection with our variable annuities issued since 2004 to an affiliated reinsurer and certain portions of the living and death benefit guarantees issued in connection with our variable annuities issued prior to 2004 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
Group, Voluntary & Worksite Benefits
For our Group, Voluntary & Worksite Benefits segment, we generally retain most of the risk and only cede particular risk on certain client arrangements. The majority of our reinsurance activity within this segment relates to the following client agreements:

•
Employer sponsored captive programs: through these programs, employers buy a group life insurance policy with the condition that a portion of the risk is reinsured back to a captive insurer sponsored by the client.

•	Risk-sharing agreements: through these programs, clients require that we reinsure a portion of the risk back to third parties, such as minority-owned reinsurers.

•	Multinational pooling: through these agreements, employers buy many group insurance policies which are aggregated in a single insurer via reinsurance.
The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary from 50% to 90% of all the risks of the policies.
Corporate Benefit Funding
For our Corporate Benefit Funding segment, we have periodically engaged in reinsurance activities on an opportunistic basis. There were no such transactions during the periods presented. In April 1996 and December 1997 the Company entered into two long-term transactions representing approximately $1.5 billion of reserve transfers on structured settlement policies. Through these transactions, 100% of certain risks were transferred, such as payments contingent upon the beneficiary living at the time payment is owed, beginning in 2017 for certain policies, and non-contingent payments guaranteed for a certain minimum number of years, for other policies.

Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess reinsurance agreements, under which the direct writing company reinsures risk in excess of a specific dollar value for each policy within a class of policies, to provide greater diversification of risk and minimize exposure to larger risks. Such excess reinsurance agreements include retention reinsurance agreements and quota share reinsurance agreements. Retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company, and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies. Our life insurance products, particularly group life, subject us to catastrophe risk which we do not reinsure other than through our ongoing mortality reinsurance program which transfers risk at the individual policy level.
Reinsurance Recoverables
For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables in the consolidated balance sheets, see Note 6 of the Notes to the Consolidated Financial Statements.
Regulation
Insurance Regulation
The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. Insurance regulation generally aims at supervising and regulating insurers individually rather than on a group-wide basis, with the goal of protecting policyholders and ensuring that each insurance company remains solvent.
Metropolitan Life Insurance Company has all material licenses to transact business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, Canada, the U.S. Virgin Islands and the Northern Mariana Islands. Each of Metropolitan Life Insurance Company’s insurance subsidiaries is regulated and has all material licenses in each jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•
regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements, and identifying and paying to the states benefits and other property that is not claimed by the owners;

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

Each insurance company is required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which we do business, and our operations and accounts are subject to periodic examination by such authorities. We must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which we operate.
State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 17 of the Notes to the Consolidated Financial Statements.
Holding Company Regulation
We are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.”
Guaranty Associations and Similar Arrangements
Most of the jurisdictions in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 17 of the Notes to the Consolidated Financial Statements for additional information on the insolvency assessments.
Insurance Regulatory Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 17 of the Notes to the Consolidated Financial Statements, during the three-year period ended December 31, 2013, we have not received any material adverse findings resulting from state insurance department examinations of our insurance companies.
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (“SEC”), have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company, New England Life Insurance Company, New England Securities Corporation (“New England Securities”) and General American Life Insurance Company. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 17 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In June 2013, the Department of Financial Services issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the Federal Insurance Office (the “FIO”), Office of Financial Research (“OFR”), the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry, and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. The NAIC and certain state insurance regulators have stated that they are opposed to an immediate moratorium on new reserve financing transactions. The Financial Condition Committee of the NAIC has charged its Financial Analysis Working Group with the task of performing a peer review of captive insurer reserve financings in order to gather more information regarding their nature and how extensively they are used.
Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. In the second quarter of 2013, MetLife, Inc. announced its plans for the Mergers. See “— Overview” for further information on the Mergers. The Mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” and Note 20 of the Notes to the Consolidated Financial Statements.
The NAIC also is reviewing life insurers’ use of non-variable separate accounts that are insulated (where assets of the separate account equal to the reserves and other contract liabilities with respect to the account may not be charged with liabilities arising out of the general account in the event of an insurance company insolvency). The NAIC’s review might lead to a recommendation against the allowance of insulation for certain of our separate account products. We cannot predict what, if any, changes may result from this review and possible recommendations. If state insurance regulators change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected.
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. In January 2013, MetLife, Inc. was the subject of a Supervisory College meeting which was chaired by the Department of Financial Services and was attended by MetLife, Inc.’s key U.S. and international insurance regulators, including our key regulators. MetLife, Inc. has not received any report or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business. A second Supervisory College, chaired again by the Department of Financial Services, took place in March 2014.
Policy and Contract Reserve Adequacy Analysis
Annually, our insurance companies are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the U.S. insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification. Since inception of this requirement, our insurance companies which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.

NAIC
The NAIC is an organization, the mission of which is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of our insurance companies.
The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC in September 2012 of the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”) which has been or is expected to be enacted by our insurance subsidiaries’ domiciliary states in the near future. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request.  MetLife’s first ORSA summary report, which will be submitted on behalf of the enterprise, must be prepared beginning in 2015.
In addition, in December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. Insurance commissioners of certain states (e.g., New York) oppose or do not actively support the principles-based reserve approach.
We cannot predict the additional capital requirements or compliance costs, if any, that may result from the above initiatives.
The NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act and Insurance Holding Company System Model Regulation in December 2010. The revised models include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, several states where MetLife has domestic insurers have enacted a version of the revised NAIC model act, including the enterprise risk reporting requirement.
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of our insurance companies, to limit or prohibit an insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our insurance companies reports its RBC ratio based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our insurance companies subject to these requirements was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital.”
The Department of Financial Services recently announced a discontinuation of its most recent amendment to Regulation 147 which governed the valuation of life insurance policies. The amendment reflected the recent changes made by the NAIC to Actuarial Guideline 38 (which impacts the valuation of universal life policies with secondary guarantees (“ULSG”)). Following this action, which was effective December 31, 2013, New York licensed insurers are required to comply with a prior version of the regulation. The Company will grade in over a three-year period to the new level of required reserves. Under this level grade-in, MLIC increased its statutory reserves on in-force ULSG policies by $55 million, net of reinsurance, as of December 31, 2013. The change in the regulation is expected to have a minimal reserve impact on new sales of our one remaining ULSG product.

The Department of Financial Services issues an annual “Special Considerations” circular letter to New York licensed insurers dictating tests to be performed as part of insurers’ year-end asset adequacy testing. The Department of Financial Services issued its 2013 Special Considerations letter on October 31, 2013. The letter mandates the use of certain assumptions in the 2013 asset adequacy testing. The Company will grade in over three years the amount of LTC reserves required as a result of the new assumptions. Under this grade-in, MLIC increased its asset adequacy reserves for LTC policies by $300 million as of December 31, 2013 and will increase such reserves by approximately $200 million and $100 million as of December 31, 2014 and 2015, respectively. The actual 2014 and 2015 amounts may differ from current estimates due to changes in economic conditions, regulation, or policyholder behavior.
On July 26, 2013, the NAIC adopted a change to the methodology for calculating the RBC risk charges associated with commercial and agricultural mortgage loans. Prior to the adoption of this methodology change, the risk charges were calculated based on an insurance company's portfolio level experience as compared to an industry average. The newly adopted change considers each loan's risk in the calculation of these risk charges. This methodology applies to each of MetLife, Inc.'s U.S. insurance subsidiaries subject to RBC. This adoption had a positive effect on the Company’s RBC ratio, which is provided in its statutory annual statements. We are not aware of any other potential NAIC actions that would have a material impact on our RBC.
Regulation of Investments
Each of our insurance companies is subject to state laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such nonqualifying investments. We believe that the investments made by each of our insurance companies complied, in all material respects, with such regulations at December 31, 2013. See “— Federal Initiatives” for information regarding the impact on our investments of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”).
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on MLIC, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013. These increased margin requirements, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.

Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
Dodd-Frank effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, many of which remain to be completed.
 Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. Many of these recommendations urged the states to take action to achieve greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations favored a greater federal role in certain aspects of insurance regulation to promote uniformity, such as FIO participation in supervisory colleges to monitor financial stability and identify issues or gaps in the regulation of large national and internationally active insurers.
Dodd-Frank also includes provisions that impact our investments and investment activities, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the prohibition or regulation of proprietary trading and sponsoring or investing in hedge funds or private equity funds by certain kinds of financial institutions (commonly known as the Volcker Rule), and the potential application of enhanced prudential standards and other restrictions, including the Volcker Rule, to non-bank systemically important financial institutions (“non-bank SIFIs”), all of which may affect MetLife, Inc. were it to be designated by the FSOC as a non-bank SIFI. See “— Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On January 11, 2013, MetLife Bank, National Association (“MetLife Bank”), a subsidiary of MetLife, Inc., and MetLife, Inc. completed the sale of the depository business of MetLife Bank to GE Capital Retail Bank. Subsequently, MetLife Bank terminated its deposit insurance and MetLife, Inc. deregistered as a bank holding company. Additionally, in August 2013, MetLife Bank merged with and into MetLife Home Loans LLC, a non-bank affiliate. As a result, MetLife, Inc. is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the FSOC as a non-bank SIFI, it could once again be subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.” Regulation of MetLife, Inc. as a non-bank SIFI could affect our business. For example, enhanced capital requirements that would be applicable to MetLife, Inc., if MetLife, Inc. were designated as a non-bank SIFI, may adversely affect our ability to compete with other insurers that are not subject to those requirements, and counterparty exposure limits may affect our ability to engage in hedging activities. The Federal Reserve Board would also have the right to require any of MetLife, Inc.’s insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.
The FSOC issued final rules in April 2012, outlining a three-stage process it will follow and the criteria it will use to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife, Inc. was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife, Inc. would be named a non-bank SIFI. MetLife, Inc. has been providing information to the FSOC to assist it in its evaluation.

If MetLife, Inc. is designated as a non-bank SIFI, it will be subject to a number of Dodd-Frank requirements that are also applicable to bank holding companies with assets of $50 billion or more. In August 2013, the Federal Reserve Board issued a final rule to implement Section 318 of Dodd-Frank, which directs the Federal Reserve Board to collect assessments and other charges equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more and non-bank SIFIs. In accordance with this final rule, MetLife, Inc. paid an assessment for 2012.
Enhanced Prudential Standards for Non-Bank SIFIs
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, in accordance with the requirements of Section 165 of Dodd-Frank, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. Since this proposal, the Federal Reserve Board has not taken further action to implement most of these requirements for non-bank SIFIs.
In October 2013, the Federal Reserve Board proposed specific regulations relating to liquidity requirements for banking organizations and some non-bank SIFIs, although the rules would not apply to non-bank SIFIs with substantial insurance operations. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management (including establishing a risk committee), stress-test requirements, and a 15-to-1 debt-to-equity limit for these companies. The amendments also establish risk committee requirements and capital stress testing requirements for certain bank holding companies and foreign banking organizations with total consolidated assets of $10 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. The Federal Reserve Board indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which MetLife, Inc. would be regulated, if it were designated as a non-bank SIFI, remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Federal Regulatory Agencies.”
The stress testing requirements have been implemented and require non-bank SIFIs (as well as bank holding companies with $50 billion or more of assets) to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve Board and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If MetLife, Inc. is designated by the FSOC as a non-bank SIFI, its competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
Non-bank SIFIs would also be required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations.

In addition, if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve Board is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s level of risk.
Orderly Liquidation Authority
Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if MetLife, Inc. were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (“FDIC”) as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. If the FDIC were to be appointed as the receiver for such a company, the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code. Even if the Orderly Liquidation Authority provisions were invoked, our U.S. insurance companies would be resolved under state insurance law. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority.
Volcker Rule
Under the Volcker Rule, Dodd-Frank restricts the ability of insured depository institutions and of companies that control an insured depository institution, and their affiliates, to engage in proprietary trading and to sponsor or invest in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”). Because MetLife Bank’s FDIC insurance has been terminated, MetLife, Inc. and its affiliates, including us, are not subject to the bans on proprietary trading and fund activities under the Volcker Rule. However, because the Volcker Rule nevertheless imposes additional capital requirements and quantitative limits on such trading and activities by a non-bank SIFI, we could be subject to such requirements and limits were MetLife, Inc. to be designated a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether, MetLife, Inc., were it to be designated as a non-bank SIFI, may have to alter any of its future activities to comply.
Consumer Protection Laws
Numerous federal and state laws affect MetLife, Inc.’s earnings and activities, including federal and state consumer protection laws. As part of Dodd-Frank, Congress established the Consumer Financial Protection Bureau (“CFPB”) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage, the CFPB does have authority to regulate non-insurance consumer services provided throughout the MetLife enterprise.

Securities, Broker-Dealer and Investment Adviser Regulation
Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended. Our subsidiary, New England Securities, is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of, and subject to regulation by, FINRA. Further, New England Securities is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, as amended, and is also registered as an investment advisor in various states, as applicable. Certain variable contract separate accounts sponsored by us are exempt from registration, but may be subject to other provisions of the federal securities laws.
 Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised an published a methodology to assess the systemic relevance of global insurers and has published a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). In July 2013, the FSB published its initial list of nine G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. The FSB will update the list annually beginning in November 2014.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital requirements on those activities. The FSB has directed the IAIS to develop G-SII basic (formerly referred to as “backstop”) capital requirements (“BCR”) as the basis for the calculation of additional capital by the end of 2014; the IAIS has indicated that it expects the BCR to apply to G-SIIs in 2015 or shortly thereafter. Any additional capital requirements triggered by systemically risky activities, however, will not be applied before 2019. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc., and other designated G-SIIs in the U.S., is uncertain.

Environmental Considerations
As an owner and operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See Note 17 of the Notes to the Consolidated Financial Statements.
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
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. In October 2011, the DOL issued final regulations that provide limited relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Also, the fee and revenue arrangements of certain advisory programs may be required to be revenue neutral, resulting in potential lost revenues for these broker-dealers and their affiliates.
Other proposed investment advice regulatory initiatives under ERISA also may negatively impact the current business model of our affiliated broker-dealers. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2014.
In addition, the DOL has issued a number of regulations recently that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon us, resulting in increased costs.
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.

The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 day notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment) or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.
We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.
Company Ratings
Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contractholders.
Rating Stability Indicators
Rating agencies use an “outlook statement” of “positive,” “stable,” ‘‘negative’’ or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “Under Review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers and acquisitions, or material changes in a company’s results, in order for the rating agency to perform its analysis to fully determine the rating implications of the event.
Insurer Financial Strength Ratings
Our insurer financial strength ratings at the date of this filing are as follows

	A.M. Best (1)	Fitch (2)	Moody’s* (3)	S&P (4)
Metropolitan Life Insurance Company	A+	AA-	Aa3	AA-
General American Life Insurance Company	A+	AA-	Aa3	AA-
New England Life Insurance Company	A+	AA-	Aa3	AA-
___________

*
Negative outlook by Moody’s effective February 5, 2013. Moody’s stated that the change in its long-term ratings outlook for MetLife, Inc. and its U.S. subsidiaries (other than American Life Insurance Company) to negative from stable was due to the weak economic and low interest rate environment and its impact on the profitability and financial flexibility of MetLife, Inc. and its U.S. subsidiaries.

(1)	A.M. Best financial strength ratings range from “A++ (superior)” to “S (Suspended).” A rating of “A+” is the second highest of sixteen rating categories.

(2)
Fitch insurer financial strength ratings range from “AAA (exceptionally strong)” to “C (ceased or interrupted payments imminent).” A “+” or “-” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA-” is the fourth highest of nineteen rating categories.

(3)
Moody’s insurance financial strength ratings range from “Aaa (exceptional)” to “C (extremely poor).” A numeric modifier may be appended to ratings from “Aa” to “Caa” to indicate relative position within a category, with 1 being the highest and 3 being the lowest. A rating of “Aa3” is the fourth highest of twenty-one rating categories.

(4)
S&P long-term insurer financial strength ratings range from “AAA (extremely strong)” to “R (under regulatory supervision).” A “+” or “-” may be appended to ratings from “AA” to “CCC” to indicate relative position within a category. A rating of “AA-” is the fourth highest of twenty-two rating categories.

The foregoing insurer financial strength ratings reflect each rating agency’s opinion of Metropolitan Life Insurance Company and its insurance subsidiaries’ financial characteristics with respect to their ability to pay obligations under insurance policies and contracts in accordance with their terms. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating. Additional information about financial strength ratings can be found on the respective websites of the rating agencies.

A ratings downgrade (or the potential for such a downgrade) of Metropolitan Life Insurance Company or its insurance subsidiaries could potentially, among other things, increase the number of policies surrendered and withdrawals by policyholders of cash values from their policies, adversely affect relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services, negatively impact new sales, and adversely affect our ability to compete and thereby have a material adverse effect on our business, results of operations and financial condition. See “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or Those of MetLife, Inc.’s Other Insurance Subsidiaries, or MetLife, Inc.’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for a more complete description of the impact of a ratings downgrade.
Item 1A. Risk Factors
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
At times throughout the past few years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about economic conditions, capital markets and the solvency of certain EU member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have caused elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. Concerns about sovereign debt sustainability have also expanded to other EU member states, which resulted in credit ratings downgrades or adverse credit ratings outlook changes for certain EU member states and the EU itself. The financial markets have also been affected by concerns over U.S. fiscal and monetary policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.” Any of these concerns could have significant adverse effects on the economic and financial markets generally.
To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “— We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.” Also, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees and/or collateral requirements associated with affiliated captive reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Lower interest rates generally increase account values in the near term, but may result in lower returns in fixed income options in the future. Decreases in account values reduce fees generated by these products, cause the amortization of deferred policy acquisition costs (“DAC”) to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to affiliated captive reinsurers.

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
The recent financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” below.
Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital
The capital and credit markets may be subject to periods of extreme volatility and disruption, which could cause our liquidity and credit capacity to be limited.
We need liquidity to pay claims and other operating expenses, interest on our debt and dividends on our capital stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations, and our business and financial results may suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include funding agreements and short-term instruments, such as commercial paper. Sources of capital in normal markets include external borrowings, borrowings from MetLife, Inc. or other affiliates and capital contributions from MetLife, Inc.
In the event market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory considerations, availability of credit to us and the financial services industry generally, our credit ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short- term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements. See “— Investments-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending.”
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital needed to operate our business, most significantly in our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy regulatory capital requirements; and access the capital necessary to grow our business. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period
We are exposed to significant financial and capital markets risks, including changes in interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, market volatility, global economic performance in general, the performance of specific obligors, including governments, included in our investment portfolio and other factors outside our control.

Interest Rate Risk
Some of our products, principally traditional whole life insurance, fixed annuities and guaranteed interest contracts, expose us to the risk that changes in interest rates will reduce our investment margin or “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support obligations under such contracts. Our spread is a key component of our net income.
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities and commercial or agricultural mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although lowering interest crediting rates can help offset decreases in spreads on some products, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. See “— Risks Related to Our Business — Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk.”
Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”). Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”
We are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity by keeping interest rates low and, more recently, through its asset purchase programs, and may take further action to influence rates in the future. Such actions may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. Central banks in other parts of the world have also taken action to lower interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” For a discussion of the impact of the low interest rate environment on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”
Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals and terminations may cause us to accelerate the amortization of DAC and VOBA, which reduces net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds. However, this increase in interest rates would typically cause any guaranteed living benefits to decline in value. We cannot predict how market interest rates will respond to the reduction, or “tapering,” of the pace of the Federal Reserve Board’s Federal Open Market Committee asset purchases.
We manage interest rate risk as part of our asset and liability management strategies, which include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. We also use derivatives to mitigate interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our liabilities. See “Quantitative and Qualitative Disclosures About Market Risk.”

Credit Spreads
Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in such spreads. Market volatility can make it difficult to value certain of our securities if trading becomes less frequent. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks.”
Equity Risk
Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated fair value of the assets under management. Downturns and volatility in equity markets can have a material adverse effect on the revenues and investment returns from our savings and investment products and services. Because these products and services generate fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues from the reduction in the value of the investments we manage. The retail variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We use reinsurance to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our allocated pension and other postretirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.
In addition, we invest a portion of our investments in leveraged buy-out funds, hedge funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from quarter to quarter. Significant volatility could adversely impact returns and net investment income on these alternative investment classes. In addition, the estimated fair value of such investments may be impacted by downturns or volatility in equity markets. See “Quantitative and Qualitative Disclosures About Market Risk.”
Real Estate Risk
Our primary exposure to real estate risk relates to commercial, agricultural and residential real estate. Our exposure to these risks stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and interest rate fluctuations. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification, and asset allocation, general economic conditions and the recovery rate in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Obligor-Related Risks
Our investment portfolio contains investments in government bonds issued by certain EU member states, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. Recently, the EU member states have experienced above average public debt and unemployment and lower than targeted inflation. A number of member states are significantly impacted by the economies of their more influential neighbors, such as Germany, and financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Concerns regarding these difficulties could disrupt the functioning of the financial markets.
Our investment portfolio also contains investments, primarily in revenue bonds issued under the auspices of U.S. states and municipalities, and a limited amount of general obligation bonds of U.S. states and municipalities (collectively, “State and political subdivision securities”). Recently, certain U.S. states and municipalities have faced budget deficits and financial difficulties. The financial difficulties of such U.S. states and municipalities could have an adverse impact on our State and political subdivision securities.

Foreign Currency Exchange Rate Risks
Our primary foreign currency exchange rate risks are described under “— Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.” Changes in foreign currency exchange rates can significantly affect our net investment income in any period, and such changes can be substantial. This risk will increase if a country withdraws from the Euro zone. In such case, the national currency to which such a country may revert will likely be devalued and contracts using the Euro will need to be renegotiated. Any such devaluation and its related consequences for our contracts and investments in any such country could be significant and materially adversely affect our operations and earnings in that country.
Summary
Significant volatility in the markets could cause changes in interest rates, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, impairments, increased valuation allowances and changes in unrealized gain or loss positions.
Regulatory and Legal Risks
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Insurance Regulation
Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and as further supplemented below.
State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Recently, the NAIC and state insurance regulators have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities and the Department of Financial Services in June 2013 issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. In its report, the Department of Financial Services recommended that (i) the NAIC develop enhanced disclosure requirements for reserve financing transactions involving captive insurers, (ii) the FIO, the OFR, the NAIC and state insurance commissioners conduct inquiries similar to the Department of Financial Services inquiry and (iii) state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers until these inquiries are complete. Like many life insurance companies, we utilize captive reinsurers to satisfy statutory reserve requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products, or to hedge the associated risks efficiently, and/or our risk-based capital ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations.”
The NAIC is also reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims, which might lead to a recommendation against the allowance of insulation for certain of our separate account products. If state insurance regulators change applicable laws or regulations in accordance with such recommendation, our use of insulation for certain products could be impaired and our ability to compete effectively or do business in certain markets may be adversely affected. In addition, our financial results may also be adversely affected. See “Business — Regulation — Holding Company Regulation — Insurance Regulatory Examinations.”

U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Holding Company Regulation — Federal Initiatives.”
Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, under the so-called Volcker Rule, Dodd-Frank authorizes the Federal Reserve Board to impose additional capital requirements and quantitative limits on certain trading and activities by a non-bank SIFI. MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI, which could adversely affect our competitive position. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”
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
Federal Regulatory Agencies
Dodd-Frank established the CFPB, which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided throughout the MetLife enterprise. See “Business — Regulation — Consumer Protection Laws.”
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the FSOC as a non-bank SIFI, as more fully discussed below, and could once again be subject to regulation by the Federal Reserve Board and subject to enhanced supervision and prudential standards. Moreover, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. If such measures were adopted, including as a result of the designation of MetLife, Inc. as a non-bank SIFI, they could materially adversely affect our ability to conduct business and our results of operations and financial condition. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” and “— Potential Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.”
Regulation of Brokers and Dealers
Dodd-Frank also authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” and “— Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Code. Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.
The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our affiliated broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2014. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations.”
General
From time to time, regulators raise issues during examinations or audits of us and regulated subsidiaries that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. We are also subject to other regulations and may in the future become subject to additional regulations. See “Business — Regulation.” Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future be designated by the FSOC as a non-bank SIFI. This would subject MetLife, Inc. to enhanced supervision and prudential standards which could adversely affect our ability to compete with other insurers that are not subject to those requirements and adversely affect our business and results of operations. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”
The FSOC follows a three-stage process to assess whether a non-bank financial company should be subject to enhanced supervision by the Federal Reserve Board as a non-bank SIFI. On July 16, 2013, MetLife, Inc. was notified by the FSOC that it had reached Stage 3 in the process to determine whether MetLife would be named a non-bank SIFI. MetLife, Inc. has been providing information to the FSOC to assist in its evaluation. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, the Federal Reserve Board proposed Regulation YY that would apply a set of prudential standards to non-bank SIFIs, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not, but the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs.” Accordingly, the manner in which these proposed standards might apply to MetLife, Inc., were it to be designated a non-bank SIFI, remains unclear . The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs.

In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the initiative of the FSB to identify global systemically important financial institutions by devising a process for designating G-SIIs. In July 2013, the FSB published its initial list of nine G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. The FSB has directed the IAIS to develop G-SII BCR as the basis for the calculation of additional capital by the end of 2014; the IAIS has indicated that it expects the BCR to apply to G-SIIs in 2015 or shortly thereafter. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs in the U.S., is uncertain. See “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers.
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
In the event that MetLife, Inc. is designated as a non-bank SIFI, it may elect to contest such designation using all available remedies under Dodd-Frank or otherwise. If ultimately designated as a non-bank SIFI, MetLife, Inc. may consider such structural and other business alternatives that may be available to it in response to such a designation, and we cannot predict the impact that any such alternatives, if implemented, may have on us.
The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as a Potential Non-Bank SIFI and an Investor in Other Financial Institutions, and Our Investors
Under provisions of Dodd-Frank, if MetLife, Inc. were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the United States. If the FDIC were appointed as the receiver for such a company, liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. Even if the Orderly Liquidation Authority provisions were invoked, our U.S. insurance companies would be resolved under state insurance law. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies of a certain size, to cover the costs of liquidating any financial company subject to the new liquidation authority. If MetLife, Inc. is designated as a non-bank SIFI, it could be assessed for a portion of the costs of the liquidation of a financial company that is liquidated under this authority. The liquidation authority could increase the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant, such as MetLife, Inc. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI — Orderly Liquidation Authority.”

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products
The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. The Health Care Act also imposes requirements on us as a provider of non-medical health insurance benefit and other products and on the purchasers of certain of these products. In 2014 we are subject to a new excise tax called the “health insurer fee,” the cost of which will primarily be passed on to group purchasers of certain of our dental and vision insurance products. Additionally, with respect to dental insurance products sold to groups with fifty or fewer employees, we have changed certain of our product offerings. The cost of these product changes will also be reflected in our pricing of such products. The Health Care Act or any other related regulations or regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.
In addition, we depend on employees of MetLife, Inc. affiliates to conduct our business. These employees are offered employment-related benefits and benefits are also provided to certain retirees. These benefits are provided under complex plans that are subject to a variety of regulatory requirements. The Health Care Act or related regulations or regulatory actions could adversely affect MetLife, Inc. affiliates’ ability to attract, retain and motivate our associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if we are subject to fees, penalties, tax provisions or other limitations in the Health Care Act and our competitors are not.
The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 also includes certain provisions for defined benefit pension plan funding relief. These provisions may impact the likelihood and/or timing of corporate plan sponsors terminating their plans and/or engaging in transactions to partially or fully transfer pension obligations to an insurance company. As part of our Corporate Benefit Funding segment, we offer general account and separate account group annuity products that enable a plan sponsor to transfer these risks, often in connection with the termination of defined benefit pension plans. Consequently, this legislation could indirectly affect the mix of our business, with fewer closeouts and more non-guaranteed funding products, and adversely impact our results of operations.
Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been suggested to the laws and regulations that govern the conduct of our variable insurance products business and our distributors that could change the way we conduct our business and the products we sell. This may adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs. See “Business — Regulation — Securities, Broker-Dealer and Investment Advisor Regulation.”
Changes in Tax Laws or Interpretations of Such Laws Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in domestic or foreign tax laws or interpretations of such laws could increase our corporate taxes and reduce our earnings. Additionally, global budget deficits make it likely that governments’ need for additional revenue will result in future tax proposals that will increase our effective tax rate. However, it remains difficult to predict the timing and effect that future tax law changes could have on our earnings both in the U.S. and in foreign jurisdictions.
Additionally, U.S. tax laws currently afford certain benefits to life insurance and annuity products. The Obama Administration and some members of Congress have proposed certain changes to rules applicable to certain of these products and to individual income tax rates in general. Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax- deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings are discussed in Note 17 of the Notes to the Consolidated Financial Statements. Updates are provided in the notes to our interim condensed consolidated financial statements included in our subsequently filed quarterly reports on Form 10-Q, as well as in Part II, Item 1 (“Legal Proceedings”) of those quarterly reports.
We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities.
A substantial legal liability or a significant regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry.
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.
Investments-Related Risks
Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, mortgage loans, policy loans, leveraged leases, equity real estate, such as real estate joint ventures and funds, and other limited partnership interests. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our net income and financial position.
Similarly, we loan blocks of our securities to third parties (primarily brokerage firms and commercial banks) through our securities lending program, including fixed maturity and equity securities, short-term investments and cash equivalents. Under this program, we obtain collateral, usually cash, at the inception of a loan and typically purchase securities with the cash collateral. Upon the return to us of these loaned securities, we must return to the third party the cash collateral we received. If the cash collateral has been invested in securities, we need to sell the securities. However, in some cases, the maturity of those securities may exceed the term of the related securities on loan and the estimated fair value of the securities we need to sell may fall below the amount of cash received.

If we are required to return significant amounts of cash collateral under our securities lending program or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Securities Lending” and Note 8 of the Notes to the Consolidated Financial Statements.
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will likely increase under Dodd-Frank as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2019 if the U.S. Commodity Futures Trading Commission and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013. Each of these items could also adversely affect our liquidity. Central clearinghouses and counterparties may also restrict or eliminate certain types of previously eligible collateral, which could also adversely affect our liquidity or charge us to pledge such collateral which would increase our costs. See “Business — Regulation — Holding Company Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements.
Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income
Fixed maturity securities represented 67% of our total cash and invested assets at December 31, 2013. Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have far exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale.”
The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of writedowns or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our net income in a particular quarterly or annual period.

Our Valuation of Securities and Investments and the Determination of the Amount of Allowances and Impairments Taken on Our Investments Are Subjective and Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Market Conditions and, if Changed, Could Materially Adversely Affect Our Results of Operations or Financial Condition
Fixed maturity, equity and trading and fair value option securities, as well as short-term investments that are reported at estimated fair value represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the fair value of securities we hold may have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” and Notes 1 and 10 of the Notes to the Consolidated Financial Statements.
The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We reflect any changes in allowances and impairments in earnings as such evaluations are revised. However, historical trends may not be indicative of future impairments or allowances. In addition, any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments” and Note 8 of the Notes to the Consolidated Financial Statements.
Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability
Our mortgage loans face default risk and are principally collateralized by commercial, agricultural and residential properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlooks, as well as other relevant factors. In addition, substantially all of our mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations and financial condition.
Further, any geographic or sector concentration of our mortgage loans may have adverse effects on our investment portfolios and consequently on our results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”

The Defaults or Deteriorating Credit of Other Financial Institutions Could Adversely Affect Us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our business and results of operations.
Risks Related to Our Business
Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability
We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments and issuance of non-U.S. dollar denominated instruments, including guaranteed interest contracts and funding agreements. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our non- U.S. dollar denominated investments. In addition, from time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign currency exchange rate risk is exacerbated by our investments in these emerging markets. See “Quantitative and Qualitative Disclosures About Market Risk.”
In addition, certain of our life and annuity products are exposed to foreign exchange rate risk. Payments under these contracts, depending on the circumstances, may be required to be made in different currencies and may not be the legal tender in the country whose law governs the particular product. Changes in exchange rate movements and the imposition of capital controls may also directly impact the liability valuation that may not be entirely hedged. If the currency upon which expected future payments are made strengthens, the liability valuation may increase, which may result in a reduction of net income.
An Inability to Access MetLife, Inc.’s Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in MetLife, Inc.’s Credit and Financial Strength Ratings and Our Credit and Financial Strength Ratings
MetLife, Inc. relies on its credit facilities as a potential source of liquidity. The availability of these facilities to MetLife, Inc. could be critical to MetLife, Inc.’s credit and financial strength ratings, as well as our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. These credit facilities contain certain administrative, reporting, legal and financial covenants, including a requirement to maintain a specified minimum consolidated net worth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” and Note 12 of the Notes to the Consolidated Financial Statements.
MetLife, Inc.’s right to borrow funds under these facilities is subject to the fulfillment of certain important conditions, including its compliance with all covenants, and its ability to borrow under these facilities is also subject to the continued willingness and ability of the lenders that are parties to the facilities to provide funds. MetLife, Inc.’s failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict MetLife, Inc.’s ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

Metropolitan Life Insurance Company May Need to Fund Deficiencies in Its Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies
Metropolitan Life Insurance Company’s plan of reorganization, as amended, established in connection with its demutualization, required that it establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own individual participating whole life insurance policies of Metropolitan Life Insurance Company in force at the time of the demutualization are met. The assets and liabilities designated to the closed block were $41.7 billion and $45.2 billion, respectively at December 31, 2013. See Note 7 of the Notes to the Consolidated Financial Statements. Metropolitan Life Insurance Company allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and tax, and to provide for the continuation of the policyholder dividend scales in effect for 1999, if the experience underlying such scales continues, and for appropriate adjustments in such scales if the experience changes. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block may not be sufficient to provide for the benefits guaranteed under these policies. If they are not, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds.
The closed block assets, the cash flows generated by the closed block assets and the anticipated revenues from the policies in the closed block will benefit only the holders of the policies in the closed block. In addition, to the extent that these amounts are greater than the amounts estimated at the time the closed block was funded, dividends payable in respect of the policies included in the closed block may be greater than they would be in the absence of a closed block. Any excess earnings will be available for distribution over time only to closed block policyholders.
A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or Those of MetLife, Inc.’s Other Insurance Subsidiaries, or MetLife, Inc.’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations
Financial strength ratings, are published by various Nationally Recognized Statistical Rating Organizations (“NRSRO”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” for additional information regarding our financial strength ratings.
Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	impacting our ability to generate cash flows from issuances of funding agreements and other capital markets products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and OTC-bilateral derivative transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.
In addition to the financial strength ratings of MetLife, Inc.’s insurance subsidiaries, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries. Credit ratings indicate the NRSROs’ opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in MetLife, Inc.’s overall funding profile and ability to access certain types of liquidity. Downgrades in MetLife, Inc.’s credit ratings or our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with financial strength or credit rating downgrade triggers and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” for information on the impact of a one-notch downgrade. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies.”

In view of the difficulties experienced by many financial institutions as a result of the financial crisis and ensuing global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. Our ratings could be downgraded at any time and without notice by any NRSRO.
Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. For example, for some of our group businesses under which the policies and related reinsurance are subject to periodic (typically annual) renewal, prices may increase at any renewal. Also, for most of our traditional life reinsurance agreements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity” and “Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”
If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us could have a material adverse effect on our financial condition and results of operations, including our liquidity. See “Business — Reinsurance Activity.”
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing broker and central clearinghouses for OTC- cleared derivatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivatives.” If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations.
Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results
Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. To the extent that actual claims experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities.
Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business — Policyholder Liabilities.”

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability
Our insurance operations are exposed to the risk of catastrophic events. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant loss of life in larger areas, especially those that are heavily populated. Claims resulting from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. In addition, catastrophic events could harm the financial condition of issuers of obligations we hold in our investment portfolio, resulting in impairments to these obligations, and the financial condition of our reinsurers, thereby increasing the probability of default on reinsurance recoveries. Large-scale catastrophes may also reduce the overall level of economic activity in affected countries which could hurt our business and the value of our investments or our ability to write new business. It is possible that increases in the value, caused by the effects of inflation or other factors, and geographic concentration of insured lives, could increase the severity of claims we receive from future catastrophic events.
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century; however, the likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. From time to time, states have passed legislation that has the effect of limiting the ability of insurers to manage risk, such as legislation restricting an insurer’s ability to withdraw from catastrophe-prone areas. While we attempt to limit our exposure to acceptable levels, subject to restrictions imposed by insurance regulatory authorities, a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, results of operations and financial condition.
Most of the jurisdictions in which our insurance companies are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, who may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Holding Company Regulation — Guaranty Associations and Similar Arrangements.”
While in the past five years, the aggregate assessments levied against us have not been material, it is possible that a large catastrophic event could render such guaranty funds inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See Note 17 of the Notes to the Consolidated Financial Statements.
Our ability to manage this risk and the profitability of our life insurance businesses depends in part on our ability to obtain catastrophe reinsurance, which may not be available at commercially acceptable rates in the future. See “— Risks Related to Our Business — Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses.”

Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity
To support statutory reserves for several products, including, but not limited to, our level premium term life and universal life with secondary guarantees and MLIC’s closed block, we currently utilize capital markets solutions for financing a portion of our statutory reserve requirements. While we have financing facilities in place for certain previously written business, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife, Inc. or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results.
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, the use of captive reinsurers is being studied by the Department of Financial Services and the NAIC. See “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” If the Department of Financial Services or other state insurance regulators determine to restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, thereby hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.
Competitive Factors May Adversely Affect Our Market Share and Profitability
We believe competition amongst insurance companies is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurance companies, as well as non- insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have pre-existing customer bases for financial services products. Additionally, many of our group insurance products are underwritten annually. There is a risk that group purchasers may be able to obtain more favorable terms from competitors than they could renewing coverage with us. These competitive pressures may adversely affect the persistency of these and other products, as well as our ability to sell our products in the future. Furthermore, the investment management and securities brokerage businesses have relatively few barriers to entry and continually attract new entrants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Competitive Pressures.”
The insurance industry distributes many of its individual products through other financial institutions such as banks and broker-dealers. An increase in bank and broker-dealer consolidation activity may negatively impact the industry’s sales, and such consolidation could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market insurance products to our current customer base or to expand our customer base. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation,” “— Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”

If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition
We were allocated a portion of goodwill representing the excess of MetLife, Inc.’s cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that the fair value of the reporting unit may be less than the carrying value of that reporting unit. We perform our annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment under certain circumstances.
The estimated fair value of the reporting unit is impacted by the performance of the business, which may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operations or financial position. See Note 11 of the Notes to the Consolidated Financial Statements.
Long-lived assets, including assets such as real estate, also require impairment testing. This testing is done to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group. Such writedowns could have a material adverse effect on our results of operations or financial position.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes.”
If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are deferred and referred to as DSI. The recovery of DAC and DSI is dependent upon the future profitability of the related business. The amount of future profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits or margins, which generally are used to amortize such costs.
If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment” and “— Economic Environment and Capital Markets — Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary From Period to Period” for a discussion of how significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.

VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. In the event actual experience on the purchased business varies from these projections, we will be required to revise our estimates, which results in changes to the amounts expensed in the reporting period in which the revisions are made and also could result in a charge to income. In addition, VOBA is amortized similarly to DAC and DSI. Accordingly, an acceleration of the amortization of VOBA would occur if actual gross profits or margins are less than originally expected. In such a case, the amortization of such costs would be accelerated in the period in which the actual experience is known and would result in a charge to net income. Furthermore, significant or sustained equity market declines could result in an acceleration of amortization of the VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and Note 1 of the Notes to the Consolidated Financial Statements for further consideration of DAC and VOBA.
Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
Certain of our variable annuity products include guaranteed benefits, including guaranteed minimum death benefits, guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. These guarantees are designed to protect policyholders against significant downturns in equity markets and interest rates. Any such periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. An increase in these liabilities would result in a decrease in our net income.
We use risk management strategies to mitigate the liability exposure and the volatility of net income associated with these liabilities. These strategies involve the use of reinsurance, which may not be completely effective. For example, in the event that reinsurers are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”
Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, financial condition or liquidity. The valuation of certain of the foregoing liabilities carried at fair value includes an adjustment for nonperformance risk that reflects the credit standing of the issuing entity. This adjustment, which is not hedged, is based in part on publicly available information regarding credit spreads related to MetLife, Inc.’s debt, including credit default swaps. In periods of extreme market volatility, movements in the credit spread can have a significant impact on net income. See Note 1 of the Notes to the Consolidated Financial Statements for further consideration of the risks associated with guaranteed benefits.
Acquisition-Related Risks
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

The prospects of our business also may be materially and adversely affected if we are not able to manage the growth of any acquired business successfully. In particular, there may be difficulties in hiring and training sufficient numbers of customer service personnel and agents to keep pace with any future growth in the number of customers in our developing or developed markets. In addition, we may experience difficulties in upgrading, developing and expanding information technology systems quickly enough to accommodate any future growth. If we are unable to manage future growth, our prospects may be materially and adversely affected.

In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in the second quarter of 2013, MetLife, Inc. announced the Mergers. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals. See “Business — Overview.” In connection with the Mergers, it is expected that we will reinsure certain obligations of one of the entities to be merged, and we may also reinsure or recapture other obligations of the merged entity. The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those that are present in the case of an acquisition. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations and the composition of certain of our investment portfolios and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. We may also incur additional expenses in connection with planning and effectuating the Mergers and related transactions. We may encounter delays or unforeseen problems in making changes to our information technology systems that are needed to reflect the Mergers. Loss of key personnel could adversely affect our ability to carry out these transactions. In addition, these transactions may absorb significant attention from our management, which could reduce management’s focus on other aspects of our business. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
Operational Risks
MetLife, Inc.’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business
MetLife, Inc. has devoted significant resources to develop and periodically update risk management policies and procedures for itself and its subsidiaries, including us, to reflect ongoing review of risks and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of MetLife, Inc.’s methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to MetLife, Inc. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under pending regulations. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” and “Quantitative and Qualitative Disclosures About Market Risk.”
The Continued Threat of Terrorism and Ongoing Military Actions May Adversely Affect the Value of Our Investment Portfolio and the Level of Claim Losses We Incur
The continued threat of terrorism, both within the U.S. and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist actions also could disrupt our operations centers in the U.S. and result in higher than anticipated claims under our insurance policies. See “— Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”
The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in MetLife, Inc.’s Disaster Recovery Systems and Management Continuity Planning Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
Our business is highly dependent upon the effective operation of MetLife, Inc.’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. MetLife, Inc.’s computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. While, to date, MetLife, Inc. has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While MetLife, Inc. maintains cyber liability insurance that provides both third-party liability and first party liability coverages, this insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $185 million.
Our Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. MetLife, Inc. endeavors, in the design and implementation of compensation programs and practices, to avoid giving associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of these compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
General Risks
Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard- Setting Bodies May Adversely Affect Our Financial Statements
Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (the “FASB”). The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Consolidated Financial Statements. An assessment of proposed standards, including standards on insurance contracts and accounting for financial instruments, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our financial condition and results of operations, including on our net income.
Changes in Our Assumptions Regarding the Discount Rate, Expected Rate of Return and Expected Increase in Compensation Used for Pension and Other Postretirement Benefit Plans For Employees and Retirees of MetLife, Inc. and Its Subsidiaries May Result in Increased Expenses and Reduce Our Profitability
Our allocated pension and other postretirement benefit plan costs are determined based on best estimates of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets, expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability. See Note 15 of the Notes to the Consolidated Financial Statements for details on how changes in these assumptions would affect plan costs.

We May Not be Able to Protect Our Intellectual Property and May be Subject to Infringement Claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurers and financial institutions.
In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business and results of operations.
We May Be Unable to Attract and Retain Sales Representatives for Our Products
We must attract and retain productive sales representatives to sell our insurance, annuities and investment products. Insurers compete for sales representatives with demonstrated ability. In addition, there is competition for representatives with other types of financial services firms, such as independent broker-dealers.
We compete with other financial services companies for sales representatives primarily on the basis of product features, support services, compensation and financial position. We continue to undertake several initiatives to enhance the efficiency and production of our existing sales force. These initiatives may not succeed in attracting and retaining new agents. Sales of individual insurance, annuities and investment products and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining highly qualified and productive agents. See “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability.”
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease 410,000 rentable square feet on 12 floors in an office building in Manhattan, New York, which is occupied by all of our segments, as well as Corporate & Other. The term of that lease commenced during 2008 and continues for 21 years. In August 2009, we subleased 32,000 rentable square feet of that space to a subtenant, which has met our standards of review with respect to creditworthiness. We moved certain operations from our Long Island City, New York facility, to the Manhattan space in late 2008, but continue to maintain an on-going presence in Long Island City. Our lease in Long Island City covers 686,000 rentable square feet, which is occupied by Corporate & Other, under a long-term lease arrangement. With our occupancy and the subtenants we have secured, we are fully subscribed at the Long Island City location.
We lease 398,000 rentable square feet on 16 floors in Charlotte, North Carolina which is occupied by the Retail segment, as well as Corporate & Other. The term of that lease commenced April 1, 2013 and continues for 13.5 years. We have entered into a lease agreement to occupy 427,000 rentable square feet in two buildings in Raleigh, North Carolina, which will be occupied by Global Technology & Operations, which supports all of our segments, as well as Corporate & Other. The anticipated lease commencement date is March 1, 2015, which is the anticipated construction completion date for the buildings. The lease will continue for 15 years.
We also lease space at 200 Park Avenue, which houses MetLife, Inc.’s boardroom, and is occupied by all of our segments and Corporate & Other.
We own 13 buildings in the U.S. that we use in the operation of our business. These buildings contain 3.3 million rentable square feet and are located in the following states: Florida, Illinois, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Rhode Island. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. We lease space in approximately 330 other locations throughout the U.S., and these leased facilities consist of approximately 6 million rentable square feet. Approximately 90% of these leases are occupied as sales offices. The balance of the space is utilized for corporate functions supporting business activities. We believe that these properties are suitable and adequate for our current and anticipated business operations.

MetLife, Inc. arranges for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, we have arranged $700 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2014, its renewal date.
Item 3. Legal Proceedings
See Note 17 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There exists no established public trading market for Metropolitan Life Insurance Company’s common equity; all of Metropolitan Life Insurance Company’s common stock is held by MetLife, Inc.
During the years ended December 31, 2013 and 2012, Metropolitan Life Insurance Company paid dividends of $1.4 billion and $1.0 billion, respectively, to MetLife, Inc. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of restrictions on Metropolitan Life Insurance Company’s ability to pay dividends. The maximum amount of dividends which Metropolitan Life Insurance Company may pay in 2014, without prior regulatory approval, is $1.1 billion.
Item 6.  Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. Management's narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company's consolidated financial statements included elsewhere herein.
This narrative analysis may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
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
MLIC is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See “Business” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
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
Financial markets have also been affected by concerns over U.S. fiscal and monetary policy, although recent signs of Congressional compromise, reflected in the passage of a two-year budget agreement in December 2013 and the approval on February 12, 2014 of a bill to raise the debt ceiling until March 2015, appear to have alleviated some of these concerns. However, unless long-term steps are taken to raise the debt ceiling and reduce the federal deficit, rating agencies have warned of the possibility of future downgrades of U.S. Treasury securities. These issues could, on their own, or combined with the possible slowing of the global economy generally, send the U.S. into a new recession, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere.

Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. However, after several tumultuous years, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of downward credit ratings momentum, particularly in Spain, Portugal and Ireland. This, combined with greater European Central Bank (“ECB”) support and improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of Europe’s perimeter region and the risk of possible withdrawal of one or more countries from the Euro zone. See “Investments — Current Environment” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” for information regarding credit ratings downgrades, support programs for Europe's perimeter region and our exposure to obligations of European governments and private obligors.
The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or be unable or unwilling to comply with the terms of any aid provided to them, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of unlimited quantities of sovereign bonds with maturities of one to three years. These large scale purchases of sovereign bonds are intended to provide a buyer of last resort in the event of market stress, raising the price of the bonds, and lowering their interest rates, making it less expensive for certain countries to borrow money. In the absence of the OMT, concerns over sovereign debt sustainability could arise, and private demand for sovereign debt could decrease, putting further upward pressure on sovereign yields. Countries must agree to strict levels of economic reform and oversight as a condition to participate in this program. The OMT has not been activated to date, but the possibility of its use by the ECB has succeeded in reducing investor concerns over the possible withdrawal of one or more countries from the Euro zone and has helped to lower sovereign yields in Europe’s perimeter region. The Euro zone has emerged from its recession, but economic growth is expected to remain relatively muted, with concerns over low inflation becoming more pronounced as countries in Europe’s perimeter region in particular continue to pursue policies to reduce their macroeconomic imbalances. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.”
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
On March 19, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing cumulative progress toward maximum employment and the improvement in the outlook for labor market conditions, decided to continue to modestly reduce the pace of its purchases of agency mortgage-backed securities from $30 billion per month to $25 billion per month and the pace of its purchases of longer-term U.S. Treasury securities from $35 billion per month to $30 billion per month, beginning in April 2014. On January 29, 2014 and December 18, 2013, the FOMC had determined to make similar measured reductions in the pace of its purchases of agency mortgage-backed securities and the pace of its purchases of longer-term U.S. Treasury securities. These quantitative easing measures are intended to stimulate the economy by keeping interest rates at low levels. The FOMC will closely monitor economic and financial developments in determining when to further moderate these quantitative easing measures, including with respect to the outlook for the labor market and inflation, as well as its assessment of the likely efficacy and costs of such purchases. The FOMC has stated that it will likely reduce the pace of its bond purchases in further measured steps at future meetings if subsequent economic data remains broadly aligned with its current expectations for a strengthening in the U.S. economy. Any additional action by the Federal Reserve Board to reduce its quantitative easing program could potentially increase U.S. interest rates from recent historically low levels, with uncertain impacts on U.S. risk markets, and may affect interest rates and risk markets in other developed and emerging economies. Even after the quantitative easing program ends and the economy strengthens, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to .25%, again subject to labor market conditions, and inflation indicators and expectations. While Janet Yellen, appointed on January 6, 2014 as the new Chairman of the Federal Reserve Board, has pledged continuity in the Federal Reserve Board’s monetary policy, it is possible that the course of such policy could change under a new Chairman.

In periods of declining interest rates, we may have to invest insurance cash flows and reinvest the cash flows we received as interest or return of principal on our investments in lower yielding instruments. Moreover, borrowers may prepay or redeem the fixed income securities, commercial, agricultural or residential mortgage loans and mortgage-backed securities in our investment portfolio with greater frequency in order to borrow at lower market rates. Therefore, some of our products expose us to the risk that a reduction in interest rates will reduce the difference between the amounts that we are required to credit on contracts in our general account and the rate of return we are able to earn on investments intended to support obligations under these contracts. This difference between interest earned and interest credited, or margin, is a key metric for the management of, and reporting for, many of our businesses.
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
Mitigating Actions
The Company continues to be proactive in its investment and interest crediting rate strategies, as well as its product design and product mix. To mitigate the risk of unfavorable consequences from the low interest rate environment in the U.S., the Company applies disciplined asset/liability management (“ALM”) strategies, including the use of derivatives, primarily interest rate swaps, floors and swaptions. A significant portion of these derivatives were entered into prior to the onset of the current low U.S. interest rate environment. In some cases, the Company has entered into offsetting positions as part of its overall ALM strategy and to reduce volatility in net income. Lowering interest crediting rates on some products, or adjusting the dividend scale on traditional products, can help offset decreases in investment margins on some products. Our ability to lower interest crediting rates could be limited by competition, requirements to obtain regulatory approval, or contractual guarantees of minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our margins could decrease or potentially become negative. We are able to limit or close certain products to new sales in order to manage exposures. Business actions, such as shifting the sales focus to less interest rate sensitive products, can also mitigate this risk. As a result of the foregoing, the Company expects to be able to substantially mitigate the negative impact of a sustained low interest rate environment in the U.S. on the Company’s profitability. Based on a near to intermediate term analysis of a sustained lower interest rate environment in the U.S., the Company anticipates operating earnings will continue to increase, although at a slower growth rate.
Competitive Pressures
The life insurance industry remains highly competitive. The product development and product life cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base. We believe that the continued volatility of the financial markets, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies have altered the competitive environment. In particular, we believe that these factors have highlighted financial strength as the most significant differentiator from the perspective of some customers and certain distributors. We believe the Company is well positioned to compete in this environment.

Regulatory Developments
The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers or off-shore entities to reinsure insurance risks.
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.” For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

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
Liability for Future Policy Benefits
Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type and geographical area. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. If experience is less favorable than assumed, additional liabilities may be established, resulting in a charge to policyholder benefits and claims.

Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.
Liabilities for unpaid claims are estimated based upon our historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs.
Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the Standard & Poor’s Ratings Services (“S&P”) 500 Index.
We regularly review our estimates of liabilities for future policy benefits and compare them with our actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses.
See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our liability for future policy benefits.
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed subsequently. Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance programs.
Deferred Policy Acquisition Costs and Value of Business Acquired
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. In addition to commissions and other direct costs, deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. We utilize various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis or more frequently to reflect significant changes in processes or distribution methods.
VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization of approximately $59 million, with an offset to our unearned revenue liability of approximately $14 million for this factor. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.25% in the U.S.
We also periodically review other long-term assumptions underlying the projections of estimated gross margins and profits. These assumptions primarily relate to investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Assumptions used in the calculation of estimated gross margins and profits which may have significantly changed are updated annually. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.
In 2013, our most significant assumption updates resulting in a change to the expected future gross margins and profits and the amortization of DAC and VOBA are due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on participating traditional life contracts, variable and universal life contracts and annuity contracts. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
See Note 5 of the Notes to the Consolidated Financial Statements for additional information on DAC and VOBA.
Estimated Fair Value of Investments
In determining the estimated fair value of our investments, we maximize the use of quoted prices in active markets. When quoted prices in active markets are not available, various methodologies, assumptions and inputs are utilized, giving priority to observable inputs. When observable inputs are not available, unobservable inputs or inputs that cannot be derived principally from or corroborated by observable market data are used which can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Accordingly, the estimated fair values are based on available market information and management’s judgments about financial instruments. The methodologies, assumptions and inputs utilized are described in Note 10 of the Notes to the Consolidated Financial Statements.
Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.
Investment Impairments
One of the significant estimates related to available-for-sale (“AFS”) securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each fixed maturity and equity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.
Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors we consider in the OTTI evaluation process are described in Note 8 of the Notes to the Consolidated Financial Statements.
The determination of the amount of allowances and impairments on the remaining invested asset classes is highly subjective and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
Derivatives
The determination of estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 9 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the over-the-counter derivative pricing models and credit risk adjustment.
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The valuation of these embedded derivatives also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
The accounting for derivatives is complex and interpretations of accounting standards continue to evolve in practice. If it is determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Assessments of hedge effectiveness and measurements of ineffectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.
Variable annuities with guaranteed minimum benefits may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in our nonperformance risk, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at estimated fair value in the consolidated financial statements and respective changes in estimated fair value could materially affect net income.
Additionally, we ceded the risk associated with certain of the variable annuities with guaranteed minimum benefits described in the preceding paragraphs. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by us with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. Because certain of the direct guarantees do not meet the definition of an embedded derivative and, thus are not accounted for at fair value, significant fluctuations in net income may occur since the change in fair value of the embedded derivative on the ceded risk is being recorded in net income without a corresponding and offsetting change in fair value of the direct guarantee.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.

Employee Benefit Plans
We sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees and sales representatives. The calculation of the obligations and expenses associated with these plans requires an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as historical experience of the plan and its assets, currently available market and industry data, and expected benefit payout streams. We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.
See Note 15 of the Notes to the Consolidated Financial Statements for additional discussion of assumptions used in measuring liabilities relating to our employee benefit plans.
Income Taxes
We provide for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Our accounting for income taxes represents our best estimate of various events and transactions. These tax laws are complex and are subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination include the performance of the business and its ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.
Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit. We determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the financial statements in the year these changes occur.
 See Note 16 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.

Litigation Contingencies
We are a party to a number of legal actions and are involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including our asbestos-related liability, are especially difficult to estimate due to the limitation of available data and uncertainty regarding numerous variables that can affect liability estimates. The data and variables that impact the assumptions used to estimate our asbestos-related liability include the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the impact of the number of new claims filed in a particular jurisdiction and variations in the law in the jurisdictions in which claims are filed, the possible impact of tort reform efforts, the willingness of courts to allow plaintiffs to pursue claims against us when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements. It is possible that an adverse outcome in certain of our litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon our consolidated net income or cash flows in particular quarterly or annual periods.
See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding our assessment of litigation contingencies.
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in our business.
Our economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife management is responsible for the on-going production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact our consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.

Results of Operations
Consolidated Results

We have experienced growth and an increase in sales in the majority of our businesses. Despite the unsteady economic recovery in the U.S., our dental business grew as a result of increased enrollment, improved persistency, and the positive impact of pricing actions on existing business. Our term life business grew as a result of new sales, as well as increased covered lives on existing policies. We have also experienced growth in our vision business, which was introduced in the second half of 2012. Despite the sustained low interest rate environment, we have seen growth in our pension closeout premiums. In addition, structured settlement sales were higher as a result of fewer competitors in the market. Sales of variable annuities declined in response to adjustments we made to guarantee features as we continue to focus on pricing discipline and risk management in this challenging economic environment.

	Years Ended December 31,
	2013	2012
	(In millions)
Revenues
Premiums	$20,475	$19,880
Universal life and investment-type product policy fees	2,363	2,239
Net investment income	11,785	11,852
Other revenues	1,699	1,730
Net investment gains (losses)	48	(330)
Net derivative gains (losses)	(1,070)	675
Total revenues	35,300	36,046
Expenses
Policyholder benefits and claims and policyholder dividends	24,237	23,564
Interest credited to policyholder account balances	2,253	2,390
Capitalization of DAC	(562)	(632)
Amortization of DAC and VOBA	261	991
Interest expense on debt	153	152
Other expenses	6,136	5,883
Total expenses	32,478	32,348
Income (loss) from continuing operations before provision for income tax	2,822	3,698
Provision for income tax expense (benefit)	681	1,055
Income (loss) from continuing operations, net of income tax	2,141	2,643
Income (loss) from discontinued operations, net of income tax	1	40
Net income (loss)	2,142	2,683
Less: Net income (loss) attributable to noncontrolling interests	(7)	2
Net income (loss) attributable to Metropolitan Life Insurance Company	$2,149	$2,681
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
During the year ended December 31, 2013, income (loss) from continuing operations, before provision for income tax, decreased $876 million ($502 million, net of income tax) from 2012 primarily driven by an unfavorable change in net derivative gains (losses), partially offset by a favorable change in net investment gains (losses).

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
We purchase investments to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currency exchange rates, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of both impairments and realized gains and losses on investments sold.
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

	Years Ended December 31,
	2013	2012
	(In millions)
Non-VA program derivatives
Interest rate	$(1,300)	$250
Foreign currency exchange rate	(70)	(253)
Credit	165	80
Non-VA embedded derivatives	839	50
Total non-VA program derivatives	(366)	127
VA program derivatives
Embedded derivatives-direct guarantees:
Market risks	987	519
Nonperformance risk	(42)	(71)
Other risks	2	86
Total	947	534
Embedded derivatives-ceded reinsurance:
Market and other risks	(1,776)	(108)
Nonperformance risk	125	122
Total	(1,651)	14
Total VA program derivatives	(704)	548
Net derivative gains (losses)	$(1,070)	$675
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $493 million ($320 million, net of income tax). This was primarily due to long-term interest rates increasing more in 2013 than in 2012, unfavorably impacting receive-fixed interest rate swaps, net long interest rate floors and receiver swaptions. These freestanding derivatives were primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged. In addition, non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis were favorably impacted by the change in value of the underlying assets.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $1.3 billion ($814 million, net of income tax). This was due to an unfavorable change of $1.3 billion ($835 million, net of income tax) related to market and other risks on direct variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives, partially offset by a favorable change of $32 million ($21 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the direct variable annuity embedded derivatives.
The nonperformance risk adjustment on the direct variable annuity embedded derivatives resulted in a loss of $42 million ($27 million, net of income tax) in 2013, and was comprised of a loss of $40 million due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, as well as a loss of $2 million due to changes in our own credit spread. The nonperformance risk adjustment on the ceded variable annuity embedded derivatives resulted in a gain of $125 million ($81 million, net of income tax) in 2013, and was comprised of a gain of $104 million due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, as well as a gain of $21 million due to changes in the reinsurer’s credit spread. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.

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
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if our own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk on the direct variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees when the reinsurer’s credit spread increases in isolation. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.
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
The foregoing unfavorable change in net derivative gains (losses) on VA program derivatives of $1.3 billion ($814 million, net of income tax) was primarily driven by changes in market factors. The primary changes in market factors are summarized as follows:

•	Long-term interest rates increased more in 2013 than in 2012, contributing to an unfavorable change in our ceded reinsurance assets and a favorable change in our direct embedded derivatives.

•	Key equity index levels increased more in 2013 than in 2012 contributing to an unfavorable change in our ceded reinsurance assets and a favorable change in our direct embedded derivatives.

•	Key equity volatility measures decreased less in 2013 than in 2012, contributing to a favorable change in our ceded reinsurance assets and an unfavorable change in our direct embedded derivatives.
The favorable change in net investment gains (losses) primarily reflects an increase in net gains on sales of fixed maturity securities in 2013 coupled with a decrease in fixed maturity securities impairments from lower intent-to-sell impairments and improving economic fundamentals, in addition to a decrease in leveraged lease impairments.
Our 2013 results include an $11 million ($7 million, net of income tax) charge associated with the global review of assumptions related to reserves and DAC, of which $41 million ($27 million, net of income tax) was recognized in net derivative gains (losses). Of the $11 million charge, $41 million ($27 million, net of income tax) was related to reserves, offset by $30 million ($20 million, net of income tax) associated with DAC. With respect to the $41 million charge recorded in net derivatives gains (losses), a $44 million loss on direct variable annuity embedded derivatives was included within the other risks caption in the table above and a $3 million gain on ceded reinsurance embedded derivatives was included within the market and other risks caption in the table above.
As a result of the global review of assumptions, changes were made to policyholder behavior and mortality assumptions as well as to economic assumptions.
The most significant impacts were in Retail Life & Other and Retail Annuities.

•	Changes in economic assumptions resulted in a decrease in reserves, net of reinsurance, which was more than offset by unfavorable DAC for a net loss of $7 million ($4 million, net of income tax).

•	Changes to policyholder behavior and mortality assumptions resulted in reserve increases, net of reinsurance, offset by favorable DAC for a net loss of $4 million ($3 million, net of income tax).
Income tax expense for the year ended December 31, 2013 was $681 million, or 24% of income (loss) from continuing operations before provision for income tax, compared with $1.1 billion, or 29% of income (loss) from continuing operations before provision for income tax for 2012. Our 2013 and 2012 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for investments in low income housing.

As more fully described in “─ Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings increased $36 million, net of income tax, and were $2.9 billion, net of income tax, for both of the years ended December 31, 2013 and 2012.
Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings
Year Ended December 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$492	$260	$866	$523	$2,141
Less: Net investment gains (losses)	60	(21)	19	(10)	48
Less: Net derivative gains (losses)	(906)	(679)	(219)	734	(1,070)
Less: Other adjustments to continuing operations (1)	(50)	(173)	72	(45)	(196)
Less: Provision for income tax (expense) benefit	314	306	44	(229)	435
Operating earnings	$1,074	$827	$950	$73	$2,924
Year Ended December 31, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$945	$741	$907	$50	$2,643
Less: Net investment gains (losses)	105	(18)	20	(437)	(330)
Less: Net derivative gains (losses)	732	(63)	(89)	95	675
Less: Other adjustments to continuing operations (1)	(643)	(140)	71	6	(706)
Less: Provision for income tax (expense) benefit	(71)	78	(1)	110	116
Operating earnings	$822	$884	$906	$276	$2,888
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Year Ended December 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$10,004	$15,741	$7,639	$1,916	$35,300
Less: Net investment gains (losses)	60	(21)	19	(10)	48
Less: Net derivative gains (losses)	(906)	(679)	(219)	734	(1,070)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	8	—	—	—	8
Less: Other adjustments to revenues (1)	(260)	(173)	69	(9)	(373)
Total operating revenues	$11,102	$16,614	$7,770	$1,201	$36,687
Total expenses	$9,248	$15,341	$6,305	$1,584	$32,478
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(226)	—	—	—	(226)
Less: Other adjustments to expenses (1)	25	—	(3)	35	57
Total operating expenses	$9,449	$15,341	$6,308	$1,549	$32,647
Year Ended December 31, 2012

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$11,594	$15,794	$7,621	$1,037	$36,046
Less: Net investment gains (losses)	105	(18)	20	(437)	(330)
Less: Net derivative gains (losses)	732	(63)	(89)	95	675
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	1	—	—	—	1
Less: Other adjustments to revenues (1)	(222)	(140)	117	9	(236)
Total operating revenues	$10,978	$16,015	$7,573	$1,370	$35,936
Total expenses	$10,136	$14,654	$6,225	$1,333	$32,348
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	270	—	—	—	270
Less: Other adjustments to expenses (1)	152	—	46	3	201
Total operating expenses	$9,714	$14,654	$6,179	$1,330	$31,877
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Years Ended December 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$20,475	$19,880
Universal life and investment-type product policy fees	2,296	2,189
Net investment income	12,217	12,137
Other revenues	1,699	1,730
Total operating revenues	36,687	35,936
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	24,227	23,425
Interest credited to policyholder account balances	2,236	2,361
Capitalization of DAC	(562)	(632)
Amortization of DAC and VOBA	491	699
Interest expense on debt	150	148
Other expenses	6,105	5,876
Total operating expenses	32,647	31,877
Provision for income tax expense (benefit)	1,116	1,171
Operating earnings	$2,924	$2,888
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary drivers of the increase in operating earnings were lower interest credited expenses, higher net investment income from portfolio growth and higher asset-based fee revenues, partially offset by lower yields and unfavorable liability refinements and claims experience. During the fourth quarter of 2013, we increased our litigation reserve related to asbestos by $101 million. During 2013, we also increased our other litigation reserves by $46 million. In addition, the year ended December 31, 2012 included a $47 million charge representing a multi-state examination payment related to unclaimed property and our use of the U.S. Social Security Administration’s Death Master File to identify potential life insurance claims, as well as the acceleration of benefit payments to policyholders under the settlements of such claims. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related changes in other expenses.
Current period premiums and deposits, combined with funding agreement issuances in our Corporate Benefit Funding segment, resulted in growth in our investment portfolio, which generated higher net investment income. Since many of our products are interest spread-based, the increase in net investment income was largely offset by a corresponding increase in interest credited to certain liabilities. We also earned higher asset-based fees on our annuity products as average separate account assets grew driven by strong sales in 2012. The combined impact of these items improved operating earnings by $11 million.

Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Lower investment yields were primarily driven by the impact of the low interest rate environment on fixed maturity securities and mortgage loans and from lower returns on real estate joint ventures. These declines were partially offset by higher income on interest rate derivatives and improved returns on other limited partnership interests. A significant portion of these derivatives was entered into prior to the onset of the current low interest rate environment to mitigate the risk of low interest rates in the U.S. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. This continued positive equity market performance also resulted in lower DAC amortization. The changes in market factors discussed above resulted in a $178 million increase in operating earnings. Also, the impact of the sustained low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, mainly within the closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $61 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by other unfavorable earnings drivers that also affected the closed block and have been incorporated in these discussions.
Less favorable mortality experience in our Group, Voluntary & Worksite Benefits segment was partially offset by favorable mortality experience in our Retail and Corporate Benefit Funding segments. In our Group, Voluntary & Worksite Benefits segment, mixed claims experience with a net unfavorable result was driven by an increase in claims incidence. The combined impact of mortality and claims experience decreased operating earnings by $66 million.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. The combined impact of the 2013 and 2012 annual updates resulted in a $20 million increase in operating earnings primarily driven by the Retail segment. In addition to our annual updates, other adjustments and DAC refinements were recorded in both 2013 and 2012 and resulted in an $80 million decrease in operating earnings.
In addition, operating expenses increased $12 million, primarily due to higher pension and postretirement benefits and costs associated with interest on uncertain tax positions, partially offset by reduced costs associated with a ceded affiliated funds withheld treaty. In addition, in 2012, the Company benefited from the positive resolution of certain legal matters totaling $16 million and from a release of rental liability of $15 million.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. In 2013, the Company realized additional tax benefits of $49 million compared to 2012, primarily from the higher utilization of tax preferenced investments.

Segment Results and Corporate & Other
Retail

	Years Ended December 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$3,992	$3,997
Universal life and investment-type product policy fees	1,397	1,332
Net investment income	5,385	5,384
Other revenues	328	265
Total operating revenues	11,102	10,978
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	6,246	6,294
Interest credited to policyholder account balances	988	1,002
Capitalization of DAC	(517)	(584)
Amortization of DAC and VOBA	447	656
Interest expense on debt	5	5
Other expenses	2,280	2,341
Total operating expenses	9,449	9,714
Provision for income tax expense (benefit)	579	442
Operating earnings	$1,074	$822
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
In 2013, we made additional changes to variable annuity guarantee features as we continue to manage sales volume, focusing on pricing discipline and risk management. These actions, in combination with product changes in 2012, resulted in a $1.5 billion, or 23%, decrease in annuity sales. Variable and universal life sales were also lower by 18%, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products. Sales in the individual disability income business also decreased 7%.
Growth in our life businesses resulted in a $19 million increase in operating earnings. We had positive net flows in our universal life and individual disability income businesses, despite the decline in sales, which resulted in higher net investment income, partially offset by an increase in DAC amortization. In our annuities business, average separate account assets grew, driven by strong sales in 2012, resulting in an increase in asset-based fees.
Our average separate account balances also increased commensurate with the rise in the equity markets driving an increase in asset-based fee income. This continued positive equity market performance also resulted in lower DAC amortization. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields. These negative interest rate impacts were partially offset by higher income on interest rate derivatives and lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. The net impact of these market drivers resulted in a $73 million increase in operating earnings. Also, the impact of the sustained low interest rate environment contributed to less favorable experience resulting in a reduction to our dividend scale, mainly within the closed block, which was announced in the fourth quarter of 2012. This dividend action favorably impacted operating earnings by $61 million. With respect to the results of the closed block, the impact of this dividend action was more than offset by other unfavorable earnings drivers that also affected the closed block and have been incorporated in these discussions.
Favorable mortality experience in traditional life, partially offset by unfavorable mortality experience in the variable and universal life business, resulted in an $18 million increase in operating earnings. In addition, our results include the favorable impact of a 2012 charge of $26 million for the expected acceleration of benefit payments to policyholders under a multi-state examination related to unclaimed property. These increases were partially offset by unfavorable morbidity experience in our individual income disability business, which resulted in an $8 million decrease in operating earnings.

On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. The combined impact of the 2013 and 2012 annual updates resulted in a net operating earnings increase of $20 million. This favorable impact was primarily related to an increase in 2012 in the dividend liability and a decrease in 2013 in the unearned revenue liability reserves for secondary guarantees.
Also contributing to the increase in operating earnings was a decline in expenses of $36 million, primarily driven by savings from the Company’s enterprise-wide strategic initiative, and reduced costs of $31 million associated with a ceded affiliated funds withheld treaty, partially offset by an increase of $27 million related to increases in postretirement benefit obligations and litigation reserves.
Group, Voluntary & Worksite Benefits

	Years Ended December 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$13,732	$13,274
Universal life and investment-type product policy fees	688	663
Net investment income	1,790	1,680
Other revenues	404	398
Total operating revenues	16,614	16,015
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	13,191	12,580
Interest credited to policyholder account balances	156	167
Capitalization of DAC	(20)	(24)
Amortization of DAC and VOBA	25	29
Interest expense on debt	1	1
Other expenses	1,988	1,901
Total operating expenses	15,341	14,654
Provision for income tax expense (benefit)	446	477
Operating earnings	$827	$884
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Economic recovery has remained slow and unsteady, although we continue to see signs of improvement to the macro-economic environment. Premiums from our dental business have increased as a result of increased enrollment, improved persistency, and the positive impact of pricing actions on existing business. Our term life business has benefited from new sales, as well as increased covered lives on existing policies. We have also experienced growth in our vision business, which was introduced in the second half of 2012. Although we have discontinued selling our long-term care (“LTC”) product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment.
Our life businesses experienced less favorable mortality in 2013, mainly due to unfavorable claims experience in the group term life and group universal life businesses, which resulted in a $45 million decrease in operating earnings. The impact of favorable reserve refinements in 2012 resulted in a decrease in operating earnings of $23 million. An increase in claims incidence in our disability, LTC and AD&D businesses, partially offset by favorable claims experience in our dental business, resulted in a $40 million decrease in operating earnings.
Growth in revenues, predominantly in our dental, term life and disability businesses in 2013, was more than offset by higher operating expenses, primarily due to an increase in postretirement benefit costs, coupled with generally higher operating expenses from business growth, across the segment. This resulted in an $11 million decrease in operating earnings.

The impact of market factors, including increased income on interest rate derivatives, improved returns on real estate joint ventures and higher prepayment fees received, partially offset by lower returns on our fixed maturity securities, resulted in improved investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The increase in investment yields, as well as lower crediting rates in 2013, the result of the maturity of certain long-duration contracts and policyholder account balances (“PABs”) at higher rates, contributed $38 million to operating earnings.
An increase in allocated equity and growth in premiums and deposits in 2013, partially offset by a reduction in other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $44 million. Consistent with the growth in average invested assets from 2013 premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $19 million.
Corporate Benefit Funding

	Years Ended December 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$2,675	$2,608
Universal life and investment-type product policy fees	211	194
Net investment income	4,611	4,519
Other revenues	273	252
Total operating revenues	7,770	7,573
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	4,723	4,552
Interest credited to policyholder account balances	1,092	1,192
Capitalization of DAC	(25)	(24)
Amortization of DAC and VOBA	19	12
Interest expense on debt	10	9
Other expenses	489	438
Total operating expenses	6,308	6,179
Provision for income tax expense (benefit)	512	488
Operating earnings	$950	$906
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
The sustained low interest rate environment has contributed to pension plans being underfunded, which limits our customers’ ability to engage in full pension plan closeout terminations. An increase in closeout premiums in 2013 was driven by growth in the business despite the impact of a significant increase in 2012, which was due to the conversion of an existing contract involving the transfer of funds from the separate account to the general account. We expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. In addition, higher structured settlement sales of $30 million, before income tax, resulted from fewer competitors in the market in 2013. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits.
The impact of 2013 deposits and funding agreement issuances contributed to an increase in invested assets, resulting in an increase of $136 million in operating earnings. Growth in deposits and funding agreement issuances generally results in a corresponding increase in interest credited on certain insurance liabilities; this decreased operating earnings by $146 million compared to 2012.

The sustained low interest rate environment continued to impact our investment returns, as well as interest credited on certain insurance liabilities. Lower investment returns on our fixed maturity securities and mortgage loans were partially offset by increased earnings on interest rate derivatives and our securities lending program. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense was partially offset by lower investment returns and resulted in a net increase in operating earnings of $124 million.
Mortality results were mixed across our products and resulted in an increase in operating earnings of $9 million. The net impact of insurance liability refinements in both 2013 and 2012 decreased operating earnings by $60 million.
Operating earnings also decreased $19 million primarily driven by higher costs associated with technology initiatives and pension and postretirement benefit plans, as well as an increase in litigation reserves, partially offset by lower employee-related expenses realized through operating efficiencies.
Corporate & Other

	Years Ended December 31,
	2013	2012
	(In millions)
OPERATING REVENUES
Premiums	$76	$1
Net investment income	431	554
Other revenues	694	815
Total operating revenues	1,201	1,370
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	67	(1)
Amortization of DAC and VOBA	—	2
Interest expense on debt	134	133
Other expenses	1,348	1,196
Total operating expenses	1,549	1,330
Provision for income tax expense (benefit)	(421)	(236)
Operating earnings	$73	$276

The Company reports certain of its results of operations in Corporate & Other. Corporate & Other contains the excess capital not allocated to the segments, enterprise-wide strategic initiative restructuring charges, various other business activities including start-up and certain run-off businesses, the Company’s ancillary international operations, interest expense related to the majority of our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Start-up businesses include direct and digital marketing products. In addition, starting in 2013, Corporate & Other includes ancillary U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Corporate & Other also includes our investment management business through which we offer fee-based investment management services to institutional clients. Additionally, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings. The table below presents operating earnings by source:

	Years Ended December 31,
	2013	2012
	(In millions)

Other net investment income	279	359
Interest expense on debt	(87)	(86)
Acquisition costs	(17)	(31)
Corporate initiatives and projects	(126)	(82)
Incremental tax benefit	299	250
Other (including asbestos litigation)	(275)	(134)
Operating earnings	$73	$276

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased $203 million, primarily due to lower net investment income and higher other expenses. These decreases were partially offset by a higher tax benefit over 2012. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Market factors, including the impact of the sustained low interest rate environment, contributed to a decrease in other net investment income of $80 million, driven by lower returns on our real estate joint ventures, alternative investments and other limited partnership interests.
Acquisition costs in 2013 decreased $14 million due to lower internal resource costs for associates committed to certain acquisition activities. Expenses associated with corporate initiatives and projects increased $44 million, primarily due to a $32 million increase in expenses associated with the Company’s enterprise-wide strategic initiative, which includes a $10 million decrease in the portion that represents restructuring charges, the majority of which related to severance. We also incurred $7 million in additional costs related to regulatory requirements.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In 2013, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $49 million from 2012.
Our results for 2013 include a $101 million accrual to increase the litigation reserve related to asbestos and $23 million of higher costs associated with interest on uncertain tax positions. In 2012, the Company benefited from the positive resolution of certain legal matters totaling $16 million and from a release of rental liability of $15 million. Partially offsetting these decreases in operating earnings was a 2012 charge of $21 million, representing a multi-state examination payment related to unclaimed property and MetLife’s use of the U.S. Social Security Administration’s Death Master File.
Effects of Inflation
Management believes that inflation has not had a material effect on the Company’s consolidated results of operations, except insofar as inflation may affect interest rates.
An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other materials, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investments Risk Committee of our Global Risk Management (“GRM”) Department reviews, monitors and reports investment risk limits and tolerances. We are exposed to the following primary sources of investment risks:

•	credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•
interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds;

•	liquidity risk, relating to the diminished ability to sell certain investments, in times of strained market conditions;

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher OTTI. Credit spread tightening will reduce net investment income associated with purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

•
currency risk, relating to the variability in currency exchange rates for foreign denominated investments. This risk relates to potential decreases in estimated fair value and net investment income resulting from changes in currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign denominated investments; and

•
real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the demand and supply of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and the inherent interest rate movement.

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. Risk limits to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit exposure as measured by our economic capital framework are approved annually by a committee of directors that  oversees our investment portfolio. For real estate assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our ALM strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate, and equity market risks.
We use purchased credit default swaps to mitigate credit risk in our investment portfolio. Generally, we purchase credit protection by entering into credit default swaps referencing the issuers of specific assets we own. In certain cases, basis risk exists between these credit default swaps and the specific assets we own. For example, we may purchase credit protection on a macro basis to reduce exposure to specific industries or other portfolio concentrations. In such instances, the referenced entities and obligations under the credit default swaps may not be identical to the individual obligors or securities in our investment portfolio. In addition, our purchased credit default swaps may have shorter tenors than the underlying investments they are hedging. However, we dynamically hedge this risk through the rebalancing and rollover of its credit default swaps at their most liquid tenors. We believe that our purchased credit default swaps serve as effective economic hedges of our credit exposure.

We generally enter into market standard purchased and written credit default swap contracts. Payout under such contracts is triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring. With respect to credit default contracts on Western European sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association deems that a credit event has occurred.
Current Environment
As a company with significant operations in the U.S., we are affected by the monetary policy of the Federal Reserve Board. Financial markets have also been affected by concerns over the direction of U.S. fiscal and monetary policy. See “— Industry Trends — Financial and Economic Environment” for information on the most recent debt ceiling crisis. The Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and, more recently, through its asset purchase programs. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment” for information on actions taken by the Federal Reserve Board and central banks around the world to support the economic recovery. The Federal Reserve Board may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments

In the European Region, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries. Our exposure to European Region sovereign debt was $570 million, at estimated fair value, at December 31, 2013. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $14.2 billion, or 81% of European Region total corporate securities, at estimated fair value, at December 31, 2013. Of these European Region sovereign fixed maturity and corporate securities, 85% were investment grade and, for the 15% that was below investment grade, the majority were non-financial services corporate securities at December 31, 2013. European Region financial services corporate securities, at estimated fair value, were $3.3 billion, including $1.9 billion within the banking sector, with 89% invested in investment grade rated corporate securities, at December 31, 2013.

Europe’s Perimeter Region

Concerns about the economic conditions, capital markets and the solvency of certain EU member states, including Europe’s perimeter region, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility, and has affected the performance of various asset classes during 2013. However, after several tumultuous years, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of downward credit ratings momentum, particularly in Spain, Portugal and Ireland. This, combined with greater ECB support and improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of Europe’s perimeter region and the risk of possible withdrawal of one or more countries from the Euro zone.

At December 31, 2013, we did not have any exposure to the sovereign debt of Europe’s perimeter region. At December 31, 2013, our exposure to fixed maturity securities in Europe’s perimeter region was $710 million, or 0.3% of total cash and invested assets. The $710 million included $39 million of financial service industry and $671 million of non-financial service industry fixed maturity securities.

Current Environment - Summary

All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), the level of unrealized gains (losses) within the various asset classes in our investment portfolio and our level of investment in lower yielding cash equivalents and short-term investments. See “— Industry Trends” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”

Investment Portfolio Results
The following yield table presents the yield and investment income (loss) for our investment portfolio for the periods indicated. As described in the footnotes below, this table reflects certain differences from the presentation of net investment income presented in the GAAP consolidated statements of operations. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	Years Ended December 31,
	2013		2012		2011
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2) (3)	5.57%	$8,288	5.73%	$8,319	5.80%	$8,207
Mortgage loans (3)	5.41	2,404	5.64	2,527	5.66	2,401
Real estate and real estate joint ventures	3.14	224	4.22	252	3.70	212
Policy loans	5.23	440	5.41	451	5.76	479
Equity securities	4.70	78	4.76	67	4.80	73
Other limited partnership interests	13.53	633	12.41	555	9.74	435
Cash and short-term investments	0.87	25	0.38	9	0.21	6
Other invested assets		452		291		235
Total before investment fees and expenses	5.64	12,544	5.76	12,471	5.75	12,048
Investment fees and expenses	(0.15)	(327)	(0.15)	(334)	(0.15)	(306)
Net investment income (4)	5.49%	$12,217	5.61%	$12,137	5.60%	$11,742
______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects GAAP adjustments presented in footnote (4) below. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”). A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)
Investment income (loss) includes amounts for trading and fair value option (“FVO”) securities of $43 million, $77 million and $29 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs. Such reclassifications are presented in the table below.

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net investment income — in the above yield table	$12,217	$12,137	$11,742
Real estate discontinued operations	(1)	(4)	(10)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(433)	(285)	(126)
Equity method operating joint ventures	(1)	—	—
Incremental net investment income from CSEs	3	4	9
Net investment income — GAAP consolidated statements of operations	$11,785	$11,852	$11,615
See “— Results of Operations — Consolidated Results — Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012” for an analysis of the year over year changes in net investment income.
Fixed Maturity and Equity Securities Available-for-Sale
Fixed maturity securities AFS, which consisted principally of publicly-traded and privately-placed fixed maturity securities and redeemable preferred stock, were $173.7 billion and $183.7 billion, at estimated fair value, or 67% and 68% of total cash and invested assets, at December 31, 2013 and 2012, respectively. Publicly-traded fixed maturity securities represented $138.4 billion and $147.3 billion, at estimated fair value, at December 31, 2013 and 2012, respectively, or 80% of total fixed maturity securities, at both December 31, 2013 and 2012. Privately placed fixed maturity securities represented $35.3 billion and $36.4 billion, at estimated fair value, at December 31, 2013 and 2012, respectively, or 20% of total fixed maturity securities, at both December 31, 2013 and 2012.

Equity securities AFS, which consisted principally of publicly-traded and privately-held common and non-redeemable preferred stock, including certain perpetual hybrid securities and mutual fund interests, were $1.9 billion and $1.5 billion, at estimated fair value, or 0.7% and 0.6% of total cash and invested assets, at December 31, 2013 and 2012, respectively. Publicly-traded equity securities represented $1.0 billion and $638 million, at estimated fair value, or 54% and 43% of total equity securities, at December 31, 2013 and 2012, respectively. Privately-held equity securities represented $866 million and $861 million, at estimated fair value, or 46% and 57% of total equity securities, at December 31, 2013 and 2012, respectively.
Included within fixed maturity and equity securities were $813 million and $871 million of perpetual securities, at estimated fair value, at December 31, 2013 and 2012, respectively. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Included within fixed maturity securities were $1.0 billion of redeemable preferred stock with a stated maturity, at estimated fair value, at both December 31, 2013 and 2012. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.
Valuation of Securities. We are responsible for the determination of estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services after we determine the independent pricing services’ use of available observable market data. For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at December 31, 2013.
Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that valuation adjustments, when applied, are based upon established policies and are applied consistently over time. We review our valuation methodologies on an ongoing basis and revise when necessary based on changing market conditions. We gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through our controls designed to ensure that the financial assets and financial liabilities are appropriately valued and represent an exit price. We utilize several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple pricing sources, when available, reviewing independent auditor reports regarding the controls over valuation of securities employed by independent pricing services, and ongoing due diligence to confirm that independent pricing services use market-based parameters for valuation. We determine the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data.

We also apply a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If we conclude that prices received from independent pricing services are not reflective of market activity or representative of estimated fair value, we will seek independent non-binding broker quotes or use an internally developed valuation to override these prices. Our internally developed valuations of current estimated fair value, which reflect our estimates of liquidity and nonperformance risks, compared with pricing received from the independent pricing services, did not produce material differences for the vast majority of our fixed maturity securities portfolio. This is, in part, because our internal estimates of liquidity and nonperformance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used. As a result, we generally use the price provided by the independent pricing service under our normal pricing protocol.
We have reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of our securities. Based on the results of this review and investment class analysis, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. See Note 10 of the Notes to the Consolidated Financial Statements for information regarding the valuation techniques and inputs by level within the three level fair value hierarchy by major classes of invested assets.
Fair Value of Fixed Maturity and Equity Securities – AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	December 31, 2013
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1:
Quoted prices in active markets for identical assets	$15,858	9.1%	$361	19.1%
Level 2:
Independent pricing source	117,912	67.9	398	21.1
Internal matrix pricing or discounted cash flow techniques	25,704	14.8	805	42.5
Significant other observable inputs	143,616	82.7	1,203	63.6
Level 3:
Independent pricing source	4,355	2.5	265	14.0
Internal matrix pricing or discounted cash flow techniques	8,163	4.7	63	3.3
Independent broker quotations	1,754	1.0	—	—
Significant unobservable inputs	14,272	8.2	328	17.3
Total estimated fair value	$173,746	100.0%	$1,892	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2013 are as follows:

•
The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in four sectors: U.S. and foreign corporate securities, asset-backed securities (“ABS”), and residential mortgage-backed securities (“RMBS”).

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: alternative residential mortgage loan (“Alt-A”) and sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities); less liquid ABS and foreign government securities.

•
During the year ended December 31, 2013, Level 3 fixed maturity securities increased by $1.4 billion. The increase was driven by purchases in excess of sales, partially offset by net transfers out of Level 3. The purchases in excess of sales of fixed maturity securities were concentrated in ABS, RMBS, U.S. and foreign corporate securities and commercial mortgage-backed securities (“CMBS”). The net transfers out of Level 3 were concentrated in U.S. and foreign corporate securities, CMBS, and ABS.

See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; analysis of transfers into and/or out of Level 3; and further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above.
See “— Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for further information about fixed maturity securities AFS.
Fixed Maturity Securities Credit Quality — Ratings
The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. The NAIC designations are generally similar to the credit quality ratings of the Nationally Recognized Statistical Ratings Organizations (“NRSRO”) for marketable fixed maturity securities, except for certain structured securities as described below. Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s Investor Service (“Moody’s”), S&P, Fitch Ratings (“Fitch”), Dominion Bond Rating Service, A.M. Best Company, Kroll Bond Rating Agency, Egan Jones Ratings Company and Morningstar, Inc. (“Morningstar”). If no rating is available from a rating agency, then an internally developed rating is used.
The NAIC has adopted revised methodologies for certain structured securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with the revised methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumption used to estimate expected losses from structured securities. We apply the revised NAIC methodologies to structured securities held by Metropolitan Life Insurance Company and its insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC methodologies on an annual basis. If Metropolitan Life Insurance Company or its insurance subsidiaries acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.
The following table presents total fixed maturity securities by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		December 31,
		2013				2012
NAIC Designation	Rating Agency Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
			(In millions)				(In millions)
1	Aaa/Aa/A	$100,871	$5,354	$106,225	61.1%	$100,750	$13,269	$114,019	62.1%
2	Baa	47,335	2,674	50,009	28.8	46,258	5,319	51,577	28.1
	Subtotal investment grade	148,206	8,028	156,234	89.9	147,008	18,588	165,596	90.2
3	Ba	10,003	254	10,257	5.9	10,258	413	10,671	5.8
4	B	6,578	74	6,652	3.9	6,363	44	6,407	3.5
5	Caa and lower	558	7	565	0.3	1,094	(133)	961	0.5
6	In or near default	26	12	38	—	34	7	41	—
	Subtotal below investment grade	17,165	347	17,512	10.1	17,749	331	18,080	9.8
	Total fixed maturity securities	$165,371	$8,375	$173,746	100.0%	$164,757	$18,919	$183,676	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2013:
U.S. corporate	$22,518	$29,474	$7,607	$4,273	$336	$21	$64,229
U.S. Treasury and agency	30,544	—	—	—	—	—	30,544
Foreign corporate	8,169	17,123	1,909	1,515	40	—	28,756
RMBS	21,908	1,319	567	711	188	17	24,710
CMBS	8,364	7	—	5	—	—	8,376
ABS	7,204	481	20	118	1	—	7,824
State and political subdivision	5,626	151	—	—	—	—	5,777
Foreign government	1,892	1,454	154	30	—	—	3,530
Total fixed maturity securities	$106,225	$50,009	$10,257	$6,652	$565	$38	$173,746
Percentage of total	61.1%	28.8%	5.9%	3.9%	0.3%	—%	100.0%
December 31, 2012:
U.S. corporate	$24,441	$31,547	$6,721	$3,941	$314	$36	$67,000
U.S. Treasury and agency	32,651	—	—	—	—	—	32,651
Foreign corporate	9,551	17,208	2,344	1,103	24	4	30,234
RMBS	21,208	627	1,273	1,295	621	1	25,025
CMBS	9,752	25	3	6	—	—	9,786
ABS	7,849	223	18	33	2	—	8,125
State and political subdivision	6,487	233	—	—	—	—	6,720
Foreign government	2,080	1,714	312	29	—	—	4,135
Total fixed maturity securities	$114,019	$51,577	$10,671	$6,407	$961	$41	$183,676
Percentage of total	62.1%	28.1%	5.8%	3.5%	0.5%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
 We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both December 31, 2013 and 2012. The tables below present our U.S. and foreign corporate securities holdings at:

	December 31,
	2013		2012
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$28,756	30.9%	$30,234	31.1%
U.S. corporate fixed maturity securities — by industry:
Industrial	17,289	18.6	17,830	18.3
Consumer	16,385	17.6	17,467	18.0
Utility	13,121	14.1	13,994	14.4
Finance	9,386	10.1	9,275	9.5
Communications	5,466	5.9	5,797	6.0
Other	2,582	2.8	2,637	2.7
Total	$92,985	100.0%	$97,234	100.0%
______________

(1)	Includes both U.S. dollar and foreign denominated securities.

Structured Securities
 We held $40.9 billion and $42.9 billion of structured securities, at estimated fair value, at December 31, 2013 and 2012, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	December 31,
	2013			2012
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$14,085	57.0%	$548	$14,817	59.2%	$655
Pass-through securities	10,625	43.0	43	10,208	40.8	578
Total RMBS	$24,710	100.0%	$591	$25,025	100.0%	$1,233
By risk profile:
Agency	$15,319	62.0%	$389	$16,069	64.2%	$1,239
Prime	2,196	8.9	64	3,094	12.4	(41)
Alt-A	4,253	17.2	50	4,138	16.5	84
Sub-prime	2,942	11.9	88	1,724	6.9	(49)
Total RMBS	$24,710	100.0%	$591	$25,025	100.0%	$1,233
Ratings profile:
Rated Aaa/AAA	$16,297	66.0%		$16,232	64.9%
Rated NAIC 1	$21,908	88.7%		$21,208	84.7%
Collateralized mortgage obligations are a type of mortgage-backed security structured by dividing the cash flows of mortgages into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are a type of asset-backed security that are secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments and, for a fee, remits or passes these payments through to the holders of the pass-through securities.
The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were designated NAIC 1 by the NAIC at December 31, 2013 and 2012. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, Alt-A and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles. Included within prime and Alt-A RMBS are re-securitization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the re-securitization.
At December 31, 2013, our Alt-A RMBS portfolio had $34 million, at estimated fair value, of exposure to option adjustable rate mortgage loans. The mortgage loans backing these securities are past the initial period that allowed negative amortization of principal and are now traditional amortizing adjustable rate mortgages. At December 31, 2012, our Alt-A RMBS portfolio had no exposure to option adjustable rate mortgage loans. At December 31, 2013 and 2012, our Alt-A RMBS portfolio was comprised primarily of fixed rate mortgage loans (94% at both December 31, 2013 and 2012).
Historically, we have managed our exposure to sub-prime RMBS holdings by acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. In 2013 and 2012, we increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The 2012 and 2013 sub-prime RMBS purchases are performing within our expectations and were in an unrealized gain position of $92 million and $59 million at December 31, 2013 and 2012, respectively.

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency designation and by vintage year at:

	December 31, 2013
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$58	$63	$15	$14	$19	$20	$12	$13	$8	$8	$112	$118
2004	855	869	28	29	33	34	—	—	6	4	922	936
2005	2,068	2,167	50	51	75	76	48	48	—	—	2,241	2,342
2006	1,446	1,518	136	146	88	93	—	—	26	26	1,696	1,783
2007	484	501	33	36	175	186	17	16	65	58	774	797
2008 - 2010	—	—	—	—	25	25	—	—	—	—	25	25
2011	282	293	—	—	30	31	—	—	—	—	312	324
2012	72	70	88	86	702	667	—	—	—	—	862	823
2013	267	268	130	129	862	831	—	—	—	—	1,259	1,228
Total	$5,532	$5,749	$480	$491	$2,009	$1,963	$77	$77	$105	$96	$8,203	$8,376
Ratings Distribution		68.6%		5.9%		23.4%		0.9%		1.2%		100.0%

	December 31, 2012
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003	$1,526	$1,551	$84	$85	$58	$58	$26	$25	$8	$8	$1,702	$1,727
2004	1,420	1,494	53	55	32	33	—	—	21	8	1,526	1,590
2005	2,135	2,325	25	25	44	46	28	25	—	—	2,232	2,421
2006	1,491	1,624	173	191	19	19	29	29	28	26	1,740	1,889
2007	662	712	75	76	65	73	65	57	10	10	877	928
2008 - 2010	—	—	—	—	—	—	—	—	—	—	—	—
2011	302	328	—	—	—	—	—	—	—	—	302	328
2012	144	148	65	69	676	686	—	—	—	—	885	903
Total	$7,680	$8,182	$475	$501	$894	$915	$148	$136	$67	$52	$9,264	$9,786
Ratings Distribution		83.6%		5.1%		9.4%		1.4%		0.5%		100.0%
The tables above reflect rating agency designations assigned by nationally recognized rating agencies including Moody’s, S&P, Fitch and Morningstar. CMBS rated NAIC 1 were 99.9% and 99.7% of total CMBS at December 31, 2013 and 2012, respectively.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	December 31,
	2013			2012
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Collateralized debt obligations	$1,686	21.5%	$3	$1,390	17.1%	$(43)
Automobile loans	1,385	17.7	10	1,510	18.6	21
Foreign residential loans	1,320	16.9	16	1,318	16.2	29
Credit card loans	1,278	16.4	2	1,705	21.0	54
Student loans	1,136	14.5	5	1,166	14.4	(1)
Equipment loans	234	3.0	5	265	3.2	8
Other loans	785	10.0	(6)	771	9.5	32
Total	$7,824	100.0%	$35	$8,125	100.0%	$100
Ratings profile:
Rated Aaa/AAA	$4,526	57.8%		$5,003	61.6%
Rated NAIC 1	$7,204	92.1%		$7,849	96.6%
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities and equity securities AFS for OTTI and evaluation of temporarily impaired AFS securities.
OTTI Losses on Fixed Maturity and Equity Securities AFS Recognized in Earnings
See Note 8 of the Notes to the Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on AFS securities sold.
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $147 million, $199 million and $268 million for the years ended December 31, 2013, 2012 and 2011, respectively. Impairments of fixed maturity securities were $128 million, $192 million and $227 million for the years ended December 31, 2013, 2012 and 2011, respectively. Impairments of equity securities were $19 million, $7 million and $41 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Credit-related impairments of fixed maturity securities were $115 million, $125 million and $183 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $147 million for the year ended December 31, 2013 as compared to $199 million for the year ended December 31, 2012. The most significant decreases were in CMBS and U.S. and foreign corporate securities, which, combined, were $66 million for the year ended December 31, 2013, as compared to $120 million for the year ended December 31, 2012. The decrease of $28 million in OTTI losses on CMBS reflect improving economic fundamentals, while the $26 million decrease in OTTI losses on U.S. and foreign corporate securities was concentrated in financial services and communication industries and was primarily attributable to intent-to-sell impairments in 2012.

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $199 million for the year ended December 31, 2012 as compared to $268 million for the year ended December 31, 2011. The most significant decrease in 2012, as compared to 2011, occurred in the financial services industry. OTTI losses on financial services industry securities declined $49 million, as compared to 2011, of which $33 million of the decline were from intent to sell impairments on perpetual hybrid financial services industry equity securities and $16 million from fixed maturity financial industry securities. OTTI losses on ABS and consumer industry fixed maturity securities declined, as compared to 2011, by $26 million and $21 million, respectively. This decrease was partially offset by an increase, as compared to 2011, in utility industry fixed maturity security OTTI losses of $29 million primarily due to intent to sell impairments.
Future Impairments
Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Trading and FVO Securities
We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of securities and the execution of short sale agreements. Trading and FVO securities also include securities for which the FVO has been elected. FVO securities include certain fixed maturity and equity securities held for investment by the general account to support ALM strategies for certain insurance products. FVO securities also include securities held by CSEs. Trading and FVO securities were $723 million and $752 million at estimated fair value, or 0.3% of total cash and invested assets, at both December 31, 2013 and 2012. See Note 10 of the Notes to the Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Securities Lending” and Note 8 of the Notes to the Consolidated Financial Statements for financial information regarding our securities lending program.
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial real estate, agricultural real estate and residential properties. Mortgage loans held-for-investment and related valuation allowances are summarized as follows at:

	December 31,
	2013				2012
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$33,072	72.0%	$213	0.6%	$33,369	74.2%	$256	0.8%
Agricultural	11,025	24.0	40	0.4%	11,487	25.6	48	0.4%
Residential	1,858	4.0	19	1.0%	105	0.2	—	—%
Total	$45,955	100.0%	$272	0.6%	$44,961	100.0%	$304	0.7%
Mortgage loans held-for-sale were $3 million and $0 at December 31, 2013 and 2012, respectively. The information presented in the tables herein excludes the mortgage loans held-for-investment where we elected the FVO. Such amounts are presented in Note 8 of the Notes to the Consolidated Financial Statements.

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 87% are collateralized by properties located in the U.S., with the remaining 13% collateralized by properties located outside the U.S., calculated as a percent of the total commercial and agricultural mortgage loans held-for-investment at December 31, 2013. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 10% and 7%, respectively, of total commercial and agricultural mortgage loans held-for-investment at December 31, 2013. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as such loans represented over 70% of total mortgage loans held-for-investment at both December 31, 2013 and 2012. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment:

	December 31,
	2013		2012
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
Pacific	$7,141	21.6%	$6,429	19.3%
South Atlantic	5,946	18.0	6,718	20.1
Middle Atlantic	5,674	17.2	5,442	16.3
International	5,369	16.2	4,467	13.4
West South Central	2,976	9.0	2,952	8.9
East North Central	2,197	6.6	2,582	7.7
New England	1,159	3.5	1,166	3.5
Mountain	696	2.1	743	2.2
East South Central	324	1.0	364	1.1
West North Central	147	0.4	273	0.8
Multi-Region and Other	1,443	4.4	2,233	6.7
Total recorded investment	33,072	100.0%	33,369	100.0%
Less: valuation allowances	213		256
Carrying value, net of valuation allowances	$32,859		$33,113
Property Type: (1)
Office	$16,679	50.4%	$15,871	47.6%
Retail	6,941	21.0	7,722	23.1
Hotel	3,444	10.4	2,915	8.7
Apartment	3,238	9.8	3,524	10.6
Industrial	2,575	7.8	2,863	8.6
Other	195	0.6	474	1.4
Total recorded investment	33,072	100.0%	33,369	100.0%
Less: valuation allowances	213		256
Carrying value, net of valuation allowances	$32,859		$33,113
_____________

(1)
Commercial mortgage loans by property type amounts for the prior period have been reclassified to conform to the current period method of classifying loans collateralized by mixed-used properties according to the predominant property type.

Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including reviewing loans that are current, past due, restructured and under foreclosure. See Note 8 of the Notes to the Consolidated Financial Statements for tables that present mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, impaired mortgage loans, as well as loans modified in a troubled debt restructuring. See “— Real Estate and Real Estate Joint Ventures” for real estate acquired through foreclosure.

Commercial and Agricultural Mortgage Loans. We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and property type basis.
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 55% and 54% at December 31, 2013 and 2012, respectively, and our average debt service coverage ratio was 2.4x and 2.1x at December 31, 2013 and 2012, respectively. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 45% and 46% at December 31, 2013 and 2012, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. Our valuation allowances are established both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which we expect to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses.
The determination of the amount of valuation allowances is based upon our periodic evaluation and assessment of known and inherent risks associated with our loan portfolios. Such evaluations and assessments are based upon several factors, including our experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the valuation allowance. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the valuation allowance.
See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the years ended December 31, 2013, 2012 and 2011.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Our real estate investments are primarily located in the United States. The three locations with the largest real estate investments were California, Florida and New York at 22%, 14% and 11%, respectively, at December 31, 2013.

Real estate investments by type consisted of the following at:

	December 31,
	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$6,848	87.8%	$5,831	85.3%
Real estate joint ventures and funds	561	7.2	663	9.7
Subtotal	7,409	95.0	6,494	95.0
Foreclosed (commercial and agricultural)	349	4.5	342	5.0
Real estate held-for-investment	7,758	99.5	6,836	100.0
Real estate held-for-sale	40	0.5	1	—
Total real estate and real estate joint ventures	$7,798	100.0%	$6,837	100.0%
We classify within traditional real estate our investment in income-producing real estate, which is comprised primarily of wholly-owned real estate and, to a much lesser extent, joint ventures with interests in single property income-producing real estate. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $9.7 billion and $8.0 billion at December 31, 2013 and 2012, respectively. We classify within real estate joint ventures and funds, our investments in joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as our investments in real estate private equity funds. From time to time, we transfer investments from these joint ventures to traditional real estate, if we retain an interest in the joint venture after a completed property commences operations and we intend to retain an interest in the property.
In connection with our investment management business, in the fourth quarter of 2013, we contributed real estate investments with an estimated fair value of $1.4 billion to the MetLife Core Property Fund, our newly formed open ended core real estate fund, in return for the issuance of ownership interests in that fund. As part of the initial closing on December 31, 2013, we redeemed 76% of our interest in this fund as new third party investors were admitted. The MetLife Core Property Fund is consolidated as of December 31, 2013. As a result of our quarterly reassessment in the first quarter of 2014, we determined that the MetLife Core Property Fund no longer meets the requirements of a consolidated VIE; accordingly, it will be deconsolidated, effective March 31, 2014. See Notes 8 and 20 of the Notes to the Consolidated Financial Statements for further information.
Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Office	$3,676	47.1%	$3,265	47.8%
Apartment	1,879	24.1	1,680	24.6
Industrial	634	8.1	591	8.6
Hotel	386	5.0	315	4.6
Real estate investment funds	324	4.2	346	5.1
Retail	313	4.0	324	4.7
Land	245	3.1	165	2.4
Agriculture	19	0.3	8	0.1
Other	322	4.1	143	2.1
Total real estate and real estate joint ventures	$7,798	100.0%	$6,837	100.0%
Impairments recognized on real estate and real estate joint ventures were $1 million and $18 million for the years ended December 31, 2013 and 2012, respectively. There were no impairments recognized on real estate and real estate joint ventures for the year ended December 31, 2011. Depreciation expense on real estate investments was $144 million, $127 million and $125 million for the years ended December 31, 2013, 2012 and 2011, respectively. Real estate investments are net of accumulated depreciation of $1.1 billion at both December 31, 2013 and 2012.
Other Limited Partnership Interests
The carrying value of other limited partnership interests was $4.7 billion and $4.5 billion at December 31, 2013 and 2012, respectively, which included $1.1 billion and $884 million of hedge funds, at December 31, 2013 and 2012, respectively.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	December 31,
	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total

	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$4,141	39.1%	$6,418	51.4%
Tax credit and renewable energy partnerships	2,591	24.5	2,145	17.2
Loans to affiliates	1,915	18.1	1,915	15.3
Leveraged leases, net of non-recourse debt	1,504	14.2	1,558	12.5
Joint venture investments	10	0.1	31	0.3
Other	428	4.0	412	3.3
Total	$10,589	100.0%	$12,479	100.0%
Leveraged lease impairments were $7 million, $203 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
See Note 8 of the Notes to the Consolidated Financial Statements for information regarding leveraged leases and certain loans to affiliates and see Note 9 of the Notes to the Consolidated Financial Statements for information regarding the freestanding derivatives with positive estimated fair values. Tax credit and renewable energy partnerships are established for the purpose of investing in low-income housing, other social causes and renewable energy generation facilities, where a significant source of the return on investment is in the form of income tax credits or other tax incentives, and are accounted for under the equity method or under the effective yield method. Loans to affiliates, some of which are regulated, are used by the affiliates to assist in meeting their capital requirements. Joint venture investments are accounted for under the equity method and represent our investment in insurance underwriting joint ventures.
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $6.0 billion and $6.9 billion, or 2.3% and 2.5% of total cash and invested assets, at December 31, 2013 and 2012, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $790 million and $1.1 billion, or 0.3% and 0.4% of total cash and invested assets, at December 31, 2013 and 2012, respectively.
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 9 of the Notes to the Consolidated Financial Statements for:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•
Information about the notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2013 and 2012.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2013 and 2012.
See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about our use of derivatives by major hedge program.

Fair Value Hierarchy
See Note 10 of the Notes to the Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
The valuation of Level 3 derivatives involves the use of significant unobservable inputs and generally requires a higher degree of management judgment or estimation than the valuations of Level 1 and Level 2 derivatives. Although Level 3 inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such instruments and are considered appropriate given the circumstances. The use of different inputs or methodologies could have a material effect on the estimated fair value of Level 3 derivatives and could materially affect net income.
Derivatives categorized as Level 3 at December 31, 2013 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; foreign currency forwards with certain unobservable inputs, including unobservable portion of the yield curve; and credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations. At both December 31, 2013 and 2012, less than 1% of the net derivative estimated fair value was priced through independent broker quotations.
See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See “Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect derivatives.
Credit Risk
See Note 9 of the Notes to the Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the consolidated balance sheets, and does not affect our legal right of offset.
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31, 2013		December 31, 2012
Credit Default Swaps	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$1,506	$(14)	$1,463	$(7)
Written (2)	6,600	123	6,230	50
Total	$8,106	$109	$7,693	$43
__________________

(1)
The notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $355 million and ($10) million, respectively, at December 31, 2013 and $380 million and ($1) million, respectively, at December 31, 2012.

(2)	The notional amount and estimated fair value for written credit default swaps in the trading portfolio were $10 million and $0, respectively, at both December 31, 2013 and 2012.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Years Ended December 31,
	2013			2012
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$7	$(27)	$(20)	$9	$(96)	$(87)
Written (3), (4)	119	(18)	101	112	(7)	105
Total	$126	$(45)	$81	$121	$(103)	$18
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $2 million and ($16) million, respectively, for the year ended December 31, 2013 and $7 million and ($22) million, respectively, for the year ended December 31, 2012.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $1 million and $0, respectively, for the year ended December 31, 2013. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were not significant for the year ended December 31, 2012.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $67 million was due to a combination of credit spreads narrowing less in the current period as compared to the prior period and the average notional amount decreasing in the current period as compared to the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of ($4) million was primarily due to a decrease in sensitivity of certain credit default swaps that are approaching maturity.
The maximum amount at risk related to our written credit default swaps is equal to the corresponding notional amount. The increase in the notional amount of written credit default swaps is primarily a result of our decision to add to our credit replication holdings within the Company. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by insurance regulators and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we will seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we, at times, can replicate the desired bond exposures and meet our ALM needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.
Embedded Derivatives
See Note 10 of the Notes to the Consolidated Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See Note 9 of the Notes to the Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
See “Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect embedded derivatives.

Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain unsecured credit facilities and a committed facility with various financial institutions. See “— Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further descriptions of such arrangements. See also Note 12 of the Notes to the Consolidated Financial Statements, as well as “— Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities.
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. We had no such collateral as of December 31, 2013. The amount of this collateral was $46 million at estimated fair value at December 31, 2012. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $1.1 billion and $1.2 billion at December 31, 2013 and 2012, respectively. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and “Derivatives” in Note 9 of the Notes to the Consolidated Financial Statements for information on the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space, information technology and other equipment. Our commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Contractual Obligations” and Note 17 of the Notes to the Consolidated Financial Statements.
Guarantees
See “Guarantees” in Note 17 of the Notes to the Consolidated Financial Statements.
Other
Additionally, we have the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: commitments to fund partnership investments; mortgage loan commitments; and commitments to fund bank credit facilities, bridge loans and private corporate bond investments.
See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “Fixed Maturity and Equity Securities AFS” and “Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Other than the commitments disclosed in Note 17 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Contractual Obligations.”
In addition, see “Primary Risks Managed by Derivatives” in Note 9 of the Notes to the Consolidated Financial Statements for further information on interest rate lock commitments.

Insolvency Assessments
See Note 17 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global markets and economy continue to experience volatility that may affect our financing costs and market interest for our debt securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends” and “— Investments — Current Environment.”
Liquidity Management
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for Metropolitan Life Insurance Company and its subsidiaries in light of changing needs and opportunities.
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $3.2 billion and $3.1 billion at December 31, 2013 and 2012, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $85.5 billion and $91.1 billion at December 31, 2013 and 2012, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block, or on deposit with regulatory agencies; (iv) investments held in trust; and (v) investments pledged in support of funding agreements.
Liquidity
Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. We determine our liquidity needs based on a rolling six-month forecast by portfolio of invested assets which we monitor daily. We adjust the asset mix and asset maturities based on this rolling six month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. We include provisions limiting withdrawal rights on many of our products, including general account pension products sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, the sale of liquid assets, global funding sources and various credit facilities.
Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, accounting guidance requires the recognition of a loss for certain securities in an unrealized loss position and may require the impairment of other securities if there is a need to sell such securities, which may negatively impact our financial condition. See “Risk Factors — Investment-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature.”

In extreme circumstances, all general account assets within a particular legal entity — other than those which may have been pledged to a specific purpose — are available to fund obligations of the general account of that legal entity.
Capital
We manage our capital position to maintain our financial strength and credit ratings. Our capital position is supported by our ability to generate strong cash flows within our operating companies and borrow funds at competitive rates, as well as by our demonstrated ability to raise additional capital to meet operating and growth needs despite adverse market and economic conditions.
Rating Agencies
Rating agencies assign insurer financial strength ratings to Metropolitan Life Insurance Company and certain of its subsidiaries. Financial strength ratings indicate the rating agency’s opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory and equity capital of Metropolitan Life Insurance Company and its insurance subsidiaries are among the many factors considered in determining our insurer financial strength and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. See “Business — Company Ratings.”
Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and OTC-bilateral derivative transactions;

•	requiring us to reduce prices for our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.
A downgrade in the insurer financial strength ratings of Metropolitan Life Insurance Company or its insurance subsidiaries would likely impact us in the following ways:

•	impact our ability to generate cash flows from the sale of funding agreements and other capital market products offered by our Corporate Benefit Funding segment,

•	impact the cost and availability of financing for Metropolitan Life Insurance Company and/or its insurance subsidiaries, and

•
result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting investments held by Metropolitan Life Insurance Company and its insurance subsidiaries subject to the agreements. See “— Liquidity and Capital Uses — Pledged Collateral.”

Statutory Capital and Dividends
Our insurance companies have statutory surplus and risk based capital (“RBC”) levels well above levels to meet current regulatory requirements.
RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to Metropolitan Life Insurance Company and each of its U.S. insurance subsidiaries. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of Metropolitan Life Insurance Company and each of its U.S. insurance subsidiaries was in excess of each of those RBC levels.

The amount of the dividend that Metropolitan Life Insurance Company can pay to MetLife, Inc. is constrained by the amount of surplus Metropolitan Life Insurance Company holds to maintain its ratings and provides an additional margin for risk protection and investment in MLIC’s businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to Metropolitan Life Insurance Company by its insurance subsidiaries is governed by insurance laws and regulations. See Note 13 of the Notes to the Consolidated Financial Statements.
Affiliated Captive Reinsurance Transactions

Metropolitan Life Insurance Company cedes specific policy classes, including ordinary life insurance, participating whole life insurance, long term disability insurance and group life insurance, to a wholly-owned captive reinsurer. The wholly-owned captive reinsurer currently only reinsures Metropolitan Life Insurance Company business and the results of the captive reinsurer are eliminated within our consolidated results of operations. In addition, Metropolitan Life Insurance Company reinsures specific policy classes, including term life insurance, universal life insurance and variable annuity benefits guarantees, to other affiliated reinsurers. The statutory reserves of such affiliated captive reinsurers are supported by a combination of investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of one of these domestic affiliated captive reinsurers, as well as provided guarantees of the captive reinsurers’ repayment obligations on the letters of credit. MetLife, Inc. has also provided guarantees of reinsurers’ repayment obligations on derivative and certain reinsurance agreements entered into by the captives. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to satisfy statutory reserve requirements related to universal life and term life insurance policies. We also cede variable annuity guaranteed minimum benefit risks to an affiliated captive reinsurer, which allows us to consolidate hedging and other risk management programs.

Recently, the NAIC and the New York State Department of Financial Services (the “Department of Financial Services”) have been scrutinizing insurance companies’ use of affiliated captive reinsurers or off-shore entities. One of the recommendations of the Department of Financial Services is that state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers, until their inquiries are complete. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products or to hedge the associated risks effectively in the future. This may result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We will evaluate product modifications, pricing structure and alternative means of managing risks, we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results.

Our variable annuity guaranteed minimum benefit risk is currently ceded to a Delaware affiliated captive reinsurer. MetLife, Inc. is planning to merge this captive reinsurer with three U.S.-based life insurance companies in the fourth quarter of 2014, subject to regulatory approvals, to create one larger U.S.-based and U.S. regulated life insurance company (the “Mergers”). This will further reduce the Company’s exposure to and use of captive reinsurers. See “Business — Overview” for further information on the Mergers. See also “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation” and Note 6 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.

Summary of Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Sources:
Net cash provided by operating activities	$6,060	$4,536	$6,231
Net cash provided by changes in policyholder account balances	—	5,274	—
Net cash provided by changes in payables for collateral under securities loaned and other transactions	—	2,181	3,266
Net cash provided by short-term debt issuances	75	—	—
Long-term debt issued	481	79	110
Cash received in connection with redeemable noncontrolling interests	774	—	—
Capital contribution	—	—	47
Net cash provided by other, net	—	611	25
Total sources	7,390	12,681	9,679
Uses:
Net cash used in investing activities	2,866	12,264	7,020
Net cash used for changes in policyholder account balances	2,002	—	1,492
Net cash used for changes in payables for collateral under securities loaned and other transactions	1,365	—	—
Net cash used for short-term debt repayments	—	1	1
Long-term debt repaid	27	81	1,411
Dividends on common stock	1,428	1,023	1,151
Net cash used in other, net	5	—	—
Total uses	7,693	13,369	11,075
Net increase (decrease) in cash and cash equivalents	$(303)	$(688)	$(1,396)
Cash Flows from Operations
The principal cash inflows from our insurance activities come from insurance premiums, annuity considerations and deposit funds. The principal cash outflows relate to the liabilities associated with various life insurance, annuity and pension products, operating expenses and income tax, as well as interest on debt obligations. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.
Cash Flows from Investments
The principal cash inflows from our investment activities come from repayments of principal on investments, proceeds from maturities of investments, sales of investments, settlements of freestanding derivatives and net investment income. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. Additional cash outflows include those related to our securities lending activities. We typically have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our credit risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
Financing Cash Flows
The principal cash inflows from our financing activities come from issuances of debt and deposits of funds associated with PABs. The principal cash outflows come from repayments of debt, payments of dividends on MLIC’s common stock and withdrawals associated with PABs. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.

Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital:
Global Funding Sources
Liquidity is provided by a variety of funding sources, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of funding sources, including short-term and long-term debt. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary global funding sources include:
Commercial Paper, Reported in Short-term Debt
MetLife Funding, Inc. (“MetLife Funding”), a wholly owned subsidiary of Metropolitan Life Insurance Company, and MetLife, Inc., each have commercial paper programs supported by $4.0 billion in general corporate credit facilities (see “— Credit and Committed Facilities”). MetLife Funding serves as a centralized finance unit. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life Insurance Company, to MetLife, Inc., MLIC and other affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements.
Federal Home Loan Bank Funding Agreements, Reported in PABs
Metropolitan Life Insurance Company and certain of its insurance subsidiaries are members of a regional Federal Home Loan Bank (“FHLB”). During the years ended December 31, 2013, 2012 and 2011, we issued $10.1 billion, $16.4 billion and $8.1 billion, respectively, and repaid $10.8 billion, $14.0 billion and $8.5 billion, respectively, under funding agreements with certain regional FHLBs. At December 31, 2013 and 2012, total obligations outstanding under these funding agreements were $13.8 billion and $14.5 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in PABs
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2013, 2012 and 2011, we issued $26.8 billion, $24.7 billion and $27.4 billion, respectively, and repaid $25.1 billion, $21.5 billion and $28.2 billion, respectively, under such funding agreements. At December 31, 2013 and 2012, total obligations outstanding under these funding agreements were $26.0 billion and $23.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in PABs
We have issued funding agreements to the Federal Agricultural Mortgage Corporation (“Farmer Mac”), as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the years ended December 31, 2013 and 2012 there were no issuances or repayments under such funding agreements. During the year ended December 31, 2011, we issued $1.5 billion and repaid $1.5 billion under such funding agreements. At both December 31, 2013 and 2012, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements.

Debt Issuances and Other Borrowings
In December 2011, a wholly-owned real estate subsidiary of Metropolitan Life Insurance Company issued a note for $110 million to MetLife Insurance Company of Connecticut. This affiliated mortgage loan is secured by real estate held by us for investment. This note bears interest at a rate of one-month London Inter-Bank Offered Rate plus 1.95%, which is payable quarterly through maturity in 2015. See Note 12 of the Notes to the Consolidated Financial Statements for further information on debt issuances and other borrowings.
Credit and Committed Facilities
MetLife Funding, along with MetLife, Inc., maintains unsecured credit facilities, which aggregated $4.0 billion at December 31, 2013. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2013, MetLife, Inc. and MetLife Funding had outstanding $192 million in letters of credit and no drawdowns against these facilities. Remaining availability was $3.8 billion at December 31, 2013. In connection with the October 2013 re-domestication of Exeter Reassurance Company Ltd. (“Exeter”), an affiliate, to Delaware and the related redistribution of assets held in trust at Exeter, $1.9 billion of outstanding letters of credit were no longer required and therefore canceled by MetLife, Inc. Accordingly, remaining availability under the unsecured credit facilities increased by $1.9 billion in October 2013. See “Business - Overview” for further information regarding the re-domestication of Exeter and the Mergers.
Missouri Reinsurance, Inc. (“MoRe”), a subsidiary of Metropolitan Life Insurance Company, along with Exeter and MetLife, Inc., maintain a $500 million committed facility, which is used for collateral for certain of MLIC’s affiliated reinsurance liabilities. When drawn upon, this facility bears interest at varying rates in accordance with the agreement. At December 31, 2013, MoRe had outstanding $490 million in letters of credit and no drawdowns against this facility. Remaining availability was $10 million at December 31, 2013.
See Note 12 of the Notes to the Consolidated Financial Statements for further information about these facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	December 31,
	2013	2012
	(In millions)
Short-term debt	$175	$100
Long-term debt (1)	$2,800	$2,301
______________

(1)
Excludes $28 million and $44 million at December 31, 2013 and 2012, respectively, of long-term debt relating to CSEs (see Note 8 of the Notes to the Consolidated Financial Statements). For more information regarding long-term debt, see Note 12 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:
Dividends
During the years ended December 31, 2013 and 2012, Metropolitan Life Insurance Company paid dividends to MetLife, Inc. of $1.4 billion and $1.0 billion, respectively. During the year ended December 31, 2011, Metropolitan Life Insurance Company paid a dividend to MetLife, Inc. of $1.3 billion, of which $170 million was a transfer of securities. See Note 13 of the Notes to the Consolidated Financial Statements.

Debt Repayments
See Note 12 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt, including:

•	In December 2011, Metropolitan Life Insurance Company repaid in cash $500 million of capital notes issued to MetLife, Inc.;

•	In April 2011, Metropolitan Life Insurance Company repaid a $775 million surplus note to MetLife, Inc. in cash.
Debt and Facility Covenants
Certain of our debt instruments, credit facilities and committed facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at December 31, 2013.
Support Agreements
Metropolitan Life Insurance Company and certain of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments, guarantees and contingent reinsurance agreements with certain subsidiaries of MetLife, Inc. Under these arrangements, each Obligor has agreed to cause a certain entity or entities to meet specified capital and surplus levels, has guaranteed certain contractual obligations or has agreed to provide, upon the occurrence of certain contingencies, reinsurance for such entity's insurance liabilities. We anticipate that in the event that these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse product behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. In each of the years ended December 31, 2013 and 2012, general account surrenders and withdrawals from annuity products were $1.8 billion. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $2.2 billion at December 31, 2013 of funding agreements and other capital market products that could be put back to the Company after a period of notice. Of these liabilities, $135 million were subject to a notice period of 90 days. The remaining liabilities are subject to a notice period of five months or greater. See “— Contractual Obligations.”
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2013 and 2012, we were obligated to return cash collateral under our control of $1.3 billion and $3.4 billion, respectively. At December 31, 2013 and 2012, we had pledged cash collateral of $3 million and $1 million, respectively, for OTC bilateral derivative contracts between two counterparties (“OTC-bilateral”) in a net liability position. With respect to OTC-bilateral derivatives in a net liability position that have credit contingent provisions, a one-notch downgrade in the Company’s financial strength rating would not have increased our derivative collateral requirements at December 31, 2013.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $19.7 billion and $19.0 billion at December 31, 2013 and 2012, respectively. Of these amounts, $4.5 billion and $3.7 billion at December 31, 2013 and 2012, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2013 was $4.4 billion, of which $4.2 billion were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See “— Investments — Securities Lending” for further information.

Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the consolidated financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor, investment advisor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 17 of the Notes to the Consolidated Financial Statements.
We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For material matters where a loss is believed to be reasonably possible but not probable, no accrual is made but we disclose the nature of the contingency and an aggregate estimate of the reasonably possible range of loss in excess of amounts accrued, when such an estimate can be made. It is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon our financial position, based on information currently known by us, in our opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated net income or cash flows in particular quarterly or annual periods.
Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2013:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$211,477	$9,776	$9,566	$9,774	$182,361
Policyholder account balances	124,678	20,658	25,258	16,054	62,708
Payables for collateral under securities loaned and other transactions	21,096	21,096	—	—	—
Debt	4,912	594	804	325	3,189
Investment commitments	6,426	6,245	181	—	—
Operating leases	1,456	169	296	234	757
Other	28,150	27,884	—	—	266
Total	$398,195	$86,422	$36,105	$26,387	$249,281
Insurance Liabilities
Insurance liabilities include future policy benefits, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation, which are all reported on the consolidated balance sheet and are more fully described in Notes 1 and 4 of the Notes to the Consolidated Financial Statements. The amounts presented reflect future estimated cash payments and (i) are based on mortality, morbidity, lapse and other assumptions comparable with our experience and expectations of future payment patterns; and (ii) consider future premium receipts on current policies in-force. All estimated cash payments presented are undiscounted as to interest, net of estimated future premiums on in-force policies and gross of any reinsurance recoverable. Payment of amounts related to policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, we have reflected the obligation at the amount of the liability, if any, presented in the consolidated balance sheet in the more than five years category. Additionally, the more than five years category includes estimated payments due for periods extending for more than 100 years.
The sum of the estimated cash flows shown for all years of $211.5 billion exceeds the liability amounts of $120.0 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; and (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and are partially offset by liabilities related to accounting conventions, or which are not contractually due, which are excluded.

Actual cash payments may differ significantly from the liabilities as presented in the consolidated balance sheets and the estimated cash payments as presented due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.
For the majority of our insurance operations, estimated contractual obligations for future policy benefits and PABs as presented are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. See “— Policyholder Account Balances.”
Policyholder Account Balances
See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for a description of the components of PABs. See “— Insurance Liabilities” regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policy benefits and PABs.
Amounts presented represent the estimated cash payments undiscounted as to interest and including assumptions related to the receipt of future premiums and deposits; withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate for the respective product type. Such estimated cash payments are also presented net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable. For obligations denominated in foreign currencies, cash payments have been estimated using current spot foreign currency rates.
The sum of the estimated cash flows shown for all years of $124.7 billion exceeds the liability amount of $92.5 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table. We also held non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $1.1 billion at December 31, 2013.
Debt
Amounts presented for debt include short-term debt and long-term debt, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet due to the following: (i) the amounts presented herein do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) the amounts presented herein include future interest on such obligations for the period from January 1, 2014 through maturity; and (iii) the amounts presented herein do not include $28 million at December 31, 2013 of long-term debt relating to CSEs as such debt does not represent our contractual obligations. Future interest on variable rate debt was computed using prevailing rates at December 31, 2013 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2014 through maturity. Total debt at December 31, 2013 included affiliated debt of $2.9 billion. Amounts presented also include payments under capital lease obligation of $23 million, all of which is in the more than five years categories.
Investment Commitments
To enhance the return on our investment portfolio, we commit to lend funds under mortgage loans, bank credit facilities, bridge loans and private corporate bond investments and we commit to fund partnership investments. In the table, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration dates of the corresponding commitments. As it relates to commitments to fund partnerships and bank credit facilities, we anticipate that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the one year or less category. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the one year or less category. See Note 17 of the Notes to the Consolidated Financial Statements and “— Off-Balance Sheet Arrangements.”

Operating Leases
As a lessee, we have various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those lease obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to our financial position or results of operations. See Note 17 of the Notes to the Consolidated Financial Statements.
Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheet. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheet that were excluded represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $760 million was excluded as the timing of payment cannot be reliably determined.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2013.
Additionally, MLIC has agreements in place for services it provides, generally at cost, to subsidiaries and affiliates relating to insurance, reinsurance, loans and capitalization. Intercompany transactions have been eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate insurance regulators as required.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
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
Subsequent Events
See Note 20 of the Notes to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have developed an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) within GRM, MetLife, Inc.’s ALM Unit, Treasury Department and Investments Department. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. MetLife, Inc.’s Enterprise Risk Committee (“ERC”) is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired targets, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife, Inc. and subsidiary insurance company level that manage capital and risk positions, approve ALM strategies and establish corporate business standards, report to the ERC.
Global Risk Management
Independent from the lines of business, the centralized GRM, led by MetLife, Inc.’s Chief Risk Officer (“CRO”) collaborates and coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated and reported across the Company. The CRO reports to MetLife, Inc.’s Chief Executive Officer and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.

GRM considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. GRM’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines MetLife, Inc.’s approach for managing risk;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic basis;

•	recommending capital allocations on an economic capital basis; and

•
reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of Metropolitan Life Insurance Company’s Board of Directors, which assists MetLife, Inc.’s Board of Directors in overseeing certain investment activities of the enterprise; and (iii) the financial and non-financial senior management committees on various aspects of risks.

Asset/Liability Management
We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, GRM, the Portfolio Management Unit, and the senior members of MetLife, Inc.’s business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, the ALM Steering Committee oversees the activities of the underlying ALM Committees.
MetLife, Inc. establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality by the ALM Working Groups.
Market Risk Exposures
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, foreign currency exchange rates and equity markets.
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, PABs related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”

Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the British pound, Canadian dollar and the Euro. See “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.”
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits and certain PABs. We manage this risk on an integrated basis with other risks through our ALM strategies, including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to larger risks and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
Management of Market Risk Exposures
We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives.
Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The Department of Financial Services regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities and any non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.
Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how we intend to set indeterminate policy elements such as interest credits or dividends. Each asset portfolio has a duration target based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement and group products, we may support such liabilities with equity investments, derivatives or interest rate curve mismatch strategies.
Foreign Currency Exchange Rate Risk Management
We assume foreign currency exchange rate risk primarily in two ways: purchases of foreign currency denominated investments and the sale of certain insurance products.

•
The Investments Department is responsible for managing the exposure to foreign currency denominated investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by MetLife, Inc.’s Board of Directors and are reported to MetLife, Inc.’s Board of Directors on a periodic basis.

•
Management of each of the Company’s segments, with oversight from the Foreign Exchange Committee, is responsible for establishing limits and managing any foreign currency exchange rate exposure caused by the sale or issuance of insurance products.

We use foreign currency swaps and forwards to mitigate the liability exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments and the sale of certain insurance products.
Equity Market Risk Management
Equity market risk exposure through the issuance of variable annuities is managed by the ALM Unit in partnership with the Investments Department. Equity market risk is realized through our investment in equity securities and is managed by the Investments Department. We use reinsurance to manage the exposures related to variable annuities with guaranteed minimum benefits, and we use equity options to hedge our equity exposure to certain invested assets.
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and statutory capital. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•
Minimum Interest Rate Guarantees — For certain liability contracts, we provide the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. We purchase interest rate floors to reduce risk associated with these liability guarantees.

•
Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts. Hedges include interest rate swaps and swaptions.

•
Foreign Currency Exchange Rate Risk — We use currency swaps, forwards and options to hedge foreign currency exchange rate risk. These hedges primarily swap foreign currency denominated bonds or equity market exposures to U.S. dollars.

•
General ALM Hedging Strategies — In the ordinary course of managing our asset/liability risks, we use interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2013. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the U.S. dollar equivalent estimated fair values of our foreign currency exposures due to a 10% change (increase or decrease) in foreign currency exchange rates; and

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;

•	for the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes liabilities pursuant to insurance contracts and real estate holdings; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management. Based on our analysis of the impact of a 10% change (increase or decrease) in market rates and prices, we have determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity market exposures.
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at December 31, 2013:

December 31, 2013
(In millions)
Non-trading:
Interest rate risk	$2,937
Foreign currency exchange rate risk	$39
Equity market risk	$92
Trading:
Interest rate risk	$11
Foreign currency exchange rate risk	$—

The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments at December 31, 2013 by type of asset or liability:

	December 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets:
Fixed maturity securities		$173,746	$(3,271)
Equity securities		$1,892	—
Trading and fair value option securities		$700	(11)
Mortgage loans, net		$47,369	(295)
Policy loans		$9,553	(114)
Short-term investments		$5,962	—
Other invested assets		$2,015	(6)
Cash and cash equivalents		$1,098	—
Accrued investment income		$2,249	—
Premiums, reinsurance and other receivables		$14,921	(700)
Net embedded derivatives within asset host contracts (2)		$(62)	(264)
Total assets			$(4,661)
Liabilities: (3)
Policyholder account balances		$72,236	$305
Payables for collateral under securities loaned and other transactions		$21,096	—
Short-term debt		$175	—
Long-term debt		$2,956	43
Other liabilities:
Trading liabilities		$262	5
Other		$20,097	1,743
Net embedded derivatives within liability host contracts (2)		$(106)	111
Total liabilities			$2,207
Derivative Instruments:
Interest rate swaps	$67,546	$1,765	$(472)
Interest rate floors	$38,220	$89	(12)
Interest rate caps	$29,809	$141	40
Interest rate futures	$105	$—	(2)
Interest rate options	$4,849	$112	(23)
Interest rate forwards	$205	$—	(14)
Synthetic GICs	$4,409	$—	—
Foreign currency swaps	$20,418	$(409)	(10)
Foreign currency forwards	$4,261	$12	(1)
Currency options	$—	$—	—
Credit default swaps	$8,106	$109	—
Equity options	$1,147	$—	—
Total derivative instruments			(494)
Net Change			$(2,948)
______________

(1)
Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Trading and FVO securities and long-term debt exclude $23 million and $28 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $117.6 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk increased by $1.1 billion, or 58%, to $2.9 billion at December 31, 2013 from $1.9 billion at December 31, 2012. The change was primarily due to an increase in interest rates across the swap and U.S. Treasury curves of $1.1 billion and the net impact of reinsurance of $149 million. This was offset by the use of derivatives by the Company of $252 million.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates at December 31, 2013 by type of asset or liability:

	December 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In millions)
Assets:
Fixed maturity securities		$173,746	$1,259
Equity securities		$1,892	—
Trading and fair value option securities		$700	—
Mortgage loans, net		$47,369	366
Policy loans		$9,553	—
Short-term investments		$5,962	—
Other invested assets		$2,015	—
Cash and cash equivalents		$1,098	—
Accrued investment income		$2,249	—
Premiums, reinsurance and other receivables		$14,921	—
Net embedded derivatives within asset host contracts (2)		$(62)	—
Total assets			$1,625
Liabilities: (3)
Policyholder account balances		$72,236	$(826)
Payables for collateral under securities loaned and other transactions		$21,096	—
Long-term debt		$2,956	—
Other liabilities		$20,359	—
Net embedded derivatives within liability host contracts (2)		$(106)	—
Total liabilities			$(826)
Derivative Instruments:
Interest rate swaps	$67,546	$1,765	$—
Interest rate floors	$38,220	$89	—
Interest rate caps	$29,809	$141	—
Interest rate futures	$105	$—	—
Interest rate options	$4,849	$112	—
Interest rate forwards	$205	$—	—
Synthetic GICs	$4,409	$—	—
Foreign currency swaps	$20,418	$(409)	(786)
Foreign currency forwards	$4,261	$12	(52)
Currency options	$—	$—	—
Credit default swaps	$8,106	$109	—
Equity options	$1,147	$—	—
Total derivative instruments			(838)
Net Change			$(39)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Trading and FVO securities and long-term debt exclude $23 million and $28 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $117.6 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% decrease in foreign currency exchange rates.

Foreign currency exchange rate risk decreased by $29 million to $39 million at December 31, 2013 from $68 million at December 31, 2012. The decrease in risk was due to the use of derivatives of $170 million, offset by an increase in risk relating to fixed maturity securities and mortgage loans of $141 million. The Company is primarily exposed to the British pound, the Euro and the Canadian dollar.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity at December 31, 2013 by type of asset or liability:

	December 31, 2013
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets:
Equity securities		$1,892	$(189)
Net embedded derivatives within asset host contracts (2)		$(62)	222
Total assets			33
Liabilities:
Policyholder account balances		$72,236	—
Net embedded derivatives within liability host contracts (2)		$(106)	(125)
Total liabilities			$(125)
Derivative Instruments:
Interest rate swaps	$67,546	$1,765	$—
Interest rate floors	$38,220	$89	—
Interest rate caps	$29,809	$141	—
Interest rate futures	$105	$—	—
Interest rate options	$4,849	$112	—
Interest rate forwards	$205	$—	—
Synthetic GICs	$4,409	$—	—
Foreign currency swaps	$20,418	$(409)	—
Foreign currency forwards	$4,261	$12	—
Currency options	$—	$—	—
Credit default swaps	$8,106	$109	—
Equity options	$1,147	$—	—
Total derivative instruments			—
Net Change			$(92)
______________

(1)
Does not necessarily represent those financial instruments subject solely to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.
Equity price risk increased by $39 million to $92 million at December 31, 2013 from $53 million at December 31, 2012. This increase was due to changes in equity securities.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Metropolitan Life Insurance Company:
We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metropolitan Life Insurance Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 27, 2014

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2013 and 2012
(In millions, except share and per share data)

	2013	2012
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $165,371 and $164,757, respectively; includes $157 and $170, respectively, relating to variable interest entities)	$173,746	$183,676
Equity securities available-for-sale, at estimated fair value (cost: $1,813 and $1,541, respectively)	1,892	1,499
Trading and fair value option securities, at estimated fair value (includes $662 and $659, respectively, of actively traded securities; and $23 and $41, respectively, relating to variable interest entities)	723	752
Mortgage loans (net of valuation allowances of $272 and $304, respectively; includes $338 and $0, respectively, under the fair value option)	46,024	44,657
Policy loans	8,421	8,364
Real estate and real estate joint ventures (includes $1,141 and $10, respectively, relating to variable interest entities; includes $40 and $1, respectively, of real estate held-for-sale)	7,798	6,837
Other limited partnership interests (includes $53 and $165, respectively, relating to variable interest entities)	4,716	4,508
Short-term investments, principally at estimated fair value	5,962	6,881
Other invested assets, principally at estimated fair value (includes $78 and $81, respectively, relating to variable interest entities)	10,589	12,479
Total investments	259,871	269,653
Cash and cash equivalents, principally at estimated fair value (includes $21 and $31, respectively, relating to variable interest entities)	1,098	1,401
Accrued investment income (includes $2 and $2, respectively, relating to variable interest entities)	2,249	2,242
Premiums, reinsurance and other receivables (includes $7 and $4, respectively, relating to variable interest entities)	23,637	24,721
Deferred policy acquisition costs and value of business acquired	6,416	5,832
Other assets (includes $24 and $4, respectively, relating to variable interest entities)	4,716	4,444
Separate account assets	134,796	120,971
Total assets	$432,783	$429,264
Liabilities and Equity
Liabilities
Future policy benefits	$111,963	$113,986
Policyholder account balances	92,498	94,716
Other policy-related balances	5,671	5,663
Policyholder dividends payable	601	610
Policyholder dividend obligation	1,771	3,828
Payables for collateral under securities loaned and other transactions	21,096	22,461
Short-term debt	175	100
Long-term debt (includes $520 and $124, respectively, at estimated fair value, relating to variable interest entities)	2,828	2,345
Current income tax payable	365	161
Deferred income tax liability (includes $1 and $2, respectively, at estimated fair value, relating to variable interest entities)	1,785	3,036
Other liabilities (includes $31 and $22, respectively, relating to variable interest entities)	32,180	33,941
Separate account liabilities	134,796	120,971
Total liabilities	405,729	401,818
Contingencies, Commitments and Guarantees (Note 17)
Redeemable noncontrolling interests	774	—
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding at December 31, 2013 and 2012	5	5
Additional paid-in capital	14,515	14,510
Retained earnings	9,352	8,631
Accumulated other comprehensive income (loss)	2,158	4,008
Total Metropolitan Life Insurance Company stockholder’s equity	26,030	27,154
Noncontrolling interests	250	292
Total equity	26,280	27,446
Total liabilities and equity	$432,783	$429,264
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Revenues
Premiums	$20,475	$19,880	$18,288
Universal life and investment-type product policy fees	2,363	2,239	2,202
Net investment income	11,785	11,852	11,615
Other revenues	1,699	1,730	1,808
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(81)	(214)	(244)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(47)	22	17
Other net investment gains (losses)	176	(138)	359
Total net investment gains (losses)	48	(330)	132
Net derivative gains (losses)	(1,070)	675	1,578
Total revenues	35,300	36,046	35,623
Expenses
Policyholder benefits and claims	23,032	22,269	20,681
Interest credited to policyholder account balances	2,253	2,390	2,372
Policyholder dividends	1,205	1,295	1,355
Other expenses	5,988	6,394	6,471
Total expenses	32,478	32,348	30,879
Income (loss) from continuing operations before provision for income tax	2,822	3,698	4,744
Provision for income tax expense (benefit)	681	1,055	1,460
Income (loss) from continuing operations, net of income tax	2,141	2,643	3,284
Income (loss) from discontinued operations, net of income tax	1	40	61
Net income (loss)	2,142	2,683	3,345
Less: Net income (loss) attributable to noncontrolling interests	(7)	2	(8)
Net income (loss) attributable to Metropolitan Life Insurance Company	$2,149	$2,681	$3,353
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Net income (loss) attributable to Metropolitan Life Insurance Company	$2,149	$2,681	$3,353
Net income (loss) attributable to noncontrolling interests	(7)	2	(8)
Net income (loss)	2,142	2,683	3,345
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(3,337)	2,502	2,567
Unrealized gains (losses) on derivatives	(691)	(241)	1,203
Foreign currency translation adjustments	22	(30)	6
Defined benefit plans adjustment	1,191	(766)	(671)
Other comprehensive income (loss), before income tax	(2,815)	1,465	3,105
Income tax (expense) benefit related to items of other comprehensive income (loss)	965	(511)	(1,074)
Other comprehensive income (loss), net of income tax	(1,850)	954	2,031
Comprehensive income (loss)	292	3,637	5,376
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	(7)	2	(8)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$299	$3,635	$5,384

See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
For the Year Ended December 31, 2013
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other- Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$5	$14,510	$8,631	$6,497	$(158)	$18	$(2,349)	$27,154	$292	$27,446
Capital contributions from MetLife, Inc. (Note 13)		3						3		3
Excess tax benefits related to stock-based compensation		2						2		2
Dividends on common stock			(1,428)					(1,428)		(1,428)
Change in equity of noncontrolling interests									(35)	(35)
Net income (loss)			2,149					2,149	(7)	2,142
Other comprehensive income (loss), net of income tax				(2,700)	65	13	772	(1,850)		(1,850)
Balance at December 31, 2013	$5	$14,515	$9,352	$3,797	$(93)	$31	$(1,577)	$26,030	$250	$26,280

See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity — (Continued)
For the Year Ended December 31, 2012
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$5	$14,506	$6,973	$5,185	$(317)	$37	$(1,851)	$24,538	$182	$24,720
Capital contributions from MetLife, Inc. (Note 13)		3						3		3
Excess tax benefits related to stock-based compensation		1						1		1
Dividends on common stock			(1,023)					(1,023)		(1,023)
Change in equity of noncontrolling interests									108	108
Net income (loss)			2,681					2,681	2	2,683
Other comprehensive income (loss), net of income tax				1,312	159	(19)	(498)	954		954
Balance at December 31, 2012	$5	$14,510	$8,631	$6,497	$(158)	$18	$(2,349)	$27,154	$292	$27,446

See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity — (Continued)
For the Year Ended December 31, 2011
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total Metropolitan Life Insurance Company Stockholder’s Equity	Non controlling Interests	Total Equity
Balance at December 31, 2010	$5	$14,445	$4,941	$2,672	$(254)	$34	$(1,429)	$20,414	$148	$20,562
Capital contributions from MetLife, Inc. (Note 13)		50						50		50
Excess tax benefits related to stock-based compensation		11						11		11
Dividends on common stock			(1,321)					(1,321)		(1,321)
Change in equity of noncontrolling interests									42	42
Net income (loss)			3,353					3,353	(8)	3,345
Other comprehensive income (loss), net of income tax				2,513	(63)	3	(422)	2,031		2,031
Balance at December 31, 2011	$5	$14,506	$6,973	$5,185	$(317)	$37	$(1,851)	$24,538	$182	$24,720

See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$2,142	$2,683	$3,345
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	429	416	407
Amortization of premiums and accretion of discounts associated with investments, net	(738)	(698)	(683)
(Gains) losses on investments and derivatives and from sales of businesses, net	1,112	(188)	(1,735)
(Income) loss from equity method investments, net of dividends or distributions	195	42	269
Interest credited to policyholder account balances	2,253	2,390	2,372
Universal life and investment-type product policy fees	(2,363)	(2,239)	(2,202)
Change in trading and fair value option securities	25	(100)	20
Change in accrued investment income	108	22	14
Change in premiums, reinsurance and other receivables	(368)	(422)	(208)
Change in deferred policy acquisition costs and value of business acquired, net	(82)	359	150
Change in income tax	334	(28)	527
Change in other assets	471	361	767
Change in insurance-related liabilities and policy-related balances	3,032	1,915	2,587
Change in other liabilities	(381)	170	726
Other, net	(109)	(147)	(125)
Net cash provided by (used in) operating activities	6,060	4,536	6,231
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	71,396	52,889	53,325
Equity securities	206	245	816
Mortgage loans	10,655	8,668	8,152
Real estate and real estate joint ventures	87	721	1,058
Other limited partnership interests	449	585	754
Purchases of:
Fixed maturity securities	(70,760)	(62,136)	(54,038)
Equity securities	(461)	(393)	(278)
Mortgage loans	(12,032)	(9,448)	(10,443)
Real estate and real estate joint ventures	(1,427)	(1,447)	(980)
Other limited partnership interests	(675)	(660)	(658)
Cash received in connection with freestanding derivatives	560	634	1,011
Cash paid in connection with freestanding derivatives	(1,171)	(443)	(695)
Issuances of loans to affiliates	—	—	(525)
Net change in policy loans	(57)	(50)	(44)
Net change in short-term investments	900	(567)	(3,816)
Net change in other invested assets	(460)	(791)	(562)
Net change in property, equipment and leasehold improvements	(76)	(71)	(104)
Other, net	—	—	7
Net cash provided by (used in) investing activities	$(2,866)	$(12,264)	$(7,020)
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2013, 2012 and 2011
(In millions)

	2013	2012	2011
Cash flows from financing activities
Policyholder account balances:
Deposits	$50,018	$61,647	$55,586
Withdrawals	(52,020)	(56,373)	(57,078)
Net change in payables for collateral under securities loaned and other transactions	(1,365)	2,181	3,266
Net change in short-term debt	75	(1)	(1)
Long-term debt issued	481	79	110
Long-term debt repaid	(27)	(81)	(1,411)
Cash received in connection with redeemable noncontrolling interests	774	—	—
Dividends on common stock	(1,428)	(1,023)	(1,151)
Capital contribution	—	—	47
Other, net	(5)	611	25
Net cash provided by (used in) financing activities	(3,497)	7,040	(607)
Change in cash and cash equivalents	(303)	(688)	(1,396)
Cash and cash equivalents, beginning of year	1,401	2,089	3,485
Cash and cash equivalents, end of year	$1,098	$1,401	$2,089
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$152	$151	$196
Income tax	$822	$842	$701
Non-cash transactions:
Capital contributions from MetLife, Inc.	$3	$3	$3
Dividends to MetLife, Inc.	$—	$—	$170
Real estate and real estate joint ventures acquired in satisfaction of debt	$18	$264	$151
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements

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
The Company is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding.
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from estimates.
Consolidation
The accompanying consolidated financial statements include the accounts of Metropolitan Life Insurance Company and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
Discontinued Operations
The results of operations of a component of the Company that has either been disposed of or is classified as held-for-sale are reported in discontinued operations if certain criteria are met. In order to qualify for a discontinued operation, the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company, and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.
Separate Accounts
Separate accounts are established in conformity with insurance laws and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

•	such separate accounts are legally recognized;

•	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;

•	investments are directed by the contractholder; and

•	all investment performance, net of contract fees and assessments, is passed through to the contractholder.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company reports separate account assets at their fair value, which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line in the statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account.
The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees in the statements of operations.
Reclassifications
Certain amounts in the prior years’ consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as discussed throughout the Notes to the Consolidated Financial Statements.
Summary of Significant Accounting Policies
The following are the Company’s significant accounting policies with references to notes providing additional information on such policies and critical accounting estimates relating to such policies.

Accounting Policy	Note
Insurance	4
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles	5
Reinsurance	6
Investments	8
Derivatives	9
Fair Value	10
Goodwill	11
Employee Benefit Plans	15
Income Tax	16
Litigation Contingencies	17
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for amounts payable under insurance policies. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. For long duration insurance contracts, assumptions such as mortality, morbidity and interest rates are “locked in” upon the issuance of new business. However, significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves. Such reserves are determined based on the then current assumptions and do not include a provision for adverse deviation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Premium deficiency reserves may also be established for short duration contracts to provide for expected future losses. These reserves are based on actuarial estimates of the amount of loss inherent in that period, including losses incurred for which claims have not been reported. The provisions for unreported claims are calculated using studies that measure the historical length of time between the incurred date of a claim and its eventual reporting to the Company. Anticipated investment income is considered in the calculation of premium deficiency losses for short duration contracts.
Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”), and are thus subject to the same variability and risk as further discussed herein. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the Standard & Poor’s Ratings Services (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
The Company regularly reviews its estimates of liabilities for future policy benefits and compares them with its actual experience. Differences result in changes to the liability balances with related charges or credits to benefit expenses in the period in which the changes occur.
Policyholder account balances (“PABs”) relate to contract or contract features where the Company has no significant insurance risk.
The Company issues certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models.
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the portion of guaranteed minimum income benefits (“GMIBs”) that require annuitization, and the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”).
Guarantees accounted for as embedded derivatives in PABs include the non life-contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and the portion of GMIBs that do not require annuitization. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid and policyholder dividends left on deposit.
The liability for policy and contract claims generally relates to incurred but not reported death, disability, long-term care (“LTC”) and dental claims, as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
The unearned revenue liability relates to universal life-type and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits and margins, similar to DAC as discussed further herein. Such amortization is recorded in universal life and investment-type product policy fees.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premium received in advance and applies the cash received to premiums when due.
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life and annuity policies with life contingencies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.
Premiums related to non-medical health and disability contracts are recognized on a pro rata basis over the applicable contract term.
Deposits related to universal life-type and investment-type products are credited to PABs. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related PABs.
Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. Such costs include:

•	incremental direct costs of contract acquisition, such as commissions;

•
the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed; and

•	other essential direct costs that would not have been incurred had a policy not been acquired or renewed.
All other acquisition-related costs, including those related to general advertising and solicitation, market research, agent training, product development, unsuccessful sales and underwriting efforts, as well as all indirect costs, are expensed as incurred.
Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections.
DAC and VOBA are amortized as follows:

Products:			In proportion to the following over estimated lives of the contracts:
•	Nonparticipating and non-dividend-paying traditional contracts:		Historic actual and expected future gross premiums.
	•	Term insurance
	•	Nonparticipating whole life insurance
	•	Traditional group life insurance
	•	Non-medical health insurance
•	Participating, dividend-paying traditional contracts		Actual and expected future gross margins.
•	Fixed and variable universal life contracts		Actual and expected future gross profits.
•	Fixed and variable deferred annuity contracts
See Note 5 for additional information on DAC and VOBA amortization.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated in the financial statements for reporting purposes.
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements to determine the recoverability of the asset.
Value of distribution agreements acquired (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past business combinations are amortized over useful lives ranging from 10 to 30 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews VODA and VOCRA to determine whether the asset is impaired.
Reinsurance
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The Company reviews all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims.
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC when there is a gain at inception on the ceding entity and to other liabilities when there is a loss at inception. The net cost of reinsurance is recognized as a component of other expenses when there is a gain at inception and as policyholder benefits and claims when there is a loss and is subsequently amortized on a basis consistent with the methodology used for amortizing DAC related to the underlying reinsured contracts. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums; and ceded (assumed) premiums, reinsurance and other receivables (future policy benefits) are established.
For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums. Unearned premiums are reflected as a component of premiums, reinsurance and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of insurance protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria of reinsurance accounting, amounts paid (received) in excess of the related insurance liabilities ceded (assumed) are recognized immediately as a loss and are reported in the appropriate line item within the statement of operations. Any gain on such retroactive agreement is deferred and is amortized as part of DAC, primarily using the recovery method.
Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts currently payable are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. The Company withholds the funds rather than transferring the underlying investments and, as a result, records funds withheld liability within other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net derivative gains (losses).
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate.
Investments
Net Investment Income and Net Investment Gains (Losses)
Income on investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.
Fixed Maturity and Equity Securities
The majority of the Company’s fixed maturity and equity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policyholder-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales are determined on a specific identification basis.
Interest income on fixed maturity securities is recognized when earned using an effective yield method giving effect to amortization of premiums and accretion of discounts. Prepayment fees are recognized when earned. Dividends on equity securities are recognized when declared.
The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age as described in Note 8 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”
For fixed maturity securities in an unrealized loss position, an other-than-temporary impairment (“OTTI”) is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exist, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
With respect to equity securities, the Company considers in its OTTI analysis its intent and ability to hold a particular equity security for a period of time sufficient to allow for the recovery of its estimated fair value to an amount equal to or greater than cost. If a sale decision is made for an equity security and recovery to an amount at least equal to cost prior to the sale is not expected, the security will be deemed to be other-than-temporarily impaired in the period that the sale decision was made and an OTTI loss will be recorded in earnings. The OTTI loss recognized is the entire difference between the security’s cost and its estimated fair value.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Trading and Fair Value Option Securities
Trading and fair value option securities are stated at estimated fair value and include investments for which the fair value option (“FVO”) has been elected (“FVO Securities”) and investments that are actively purchased and sold (“Actively Traded Securities”).
Actively Traded Securities principally include fixed maturity securities and short sale agreement liabilities, which are included in other liabilities.
FVO Securities include:

•
fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products (“FVO general account securities”); and

•	securities held by consolidated securitization entities (“CSEs”) (“FVO securities held by CSEs”).
Changes in estimated fair value of these securities are included in net investment income, except for certain securities included in FVO Securities where changes are included in net investment gains (losses).
Mortgage Loans
The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural, and residential. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 8.
Mortgage Loans Held-For-Investment
Mortgage loans held-for-investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts.
Also included in mortgage loans held-for-investment are residential mortgage loans for which the FVO was elected. These mortgage loans are stated at estimated fair value. Changes in estimated fair value are recognized in net investment income.
Mortgage Loans Held-For-Sale
Mortgage loans held-for-sale that were previously designated as held-for-investment, but now are designated as held-for-sale and mortgage loans originated with the intent to sell for which FVO was not elected, are stated at the lower of amortized cost or estimated fair value.
Policy Loans
Policy loans are stated at unpaid principal balances. Interest income on such loans is recorded as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as they are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal or interest on the loan is deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.
Real Estate
Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income associated with such real estate is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.
Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition for a reasonable price in comparison to its estimated fair value is classified as held-for-sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for investments in equity securities when it has significant influence or at least 20% interest and for investments in real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations, but does not have a controlling financial interest. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations. The Company recognizes distributions on cost method investments as earned or received. Because of the nature and structure of these cost method investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards.
The Company routinely evaluates its equity method and cost method investments for impairment. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. The Company considers its cost method investments for impairment when the carrying value of such investments exceeds the net asset value (“NAV”). The Company takes into consideration the severity and duration of this excess when determining whether the cost method investment is impaired.
Short-term Investments
Short-term investments include securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase and are stated at estimated fair value or amortized cost, which approximates estimated fair value. Short-term investments also include investments in affiliated money market pools.
Other Invested Assets
Other invested assets consist principally of the following:

•	Freestanding derivatives with positive estimated fair values are described in “— Derivatives” below.

•
Tax credit and renewable energy partnerships derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method.

•	Loans to affiliates are stated at unpaid principal balance, adjusted for any unamortized premium or discount.

•
Leveraged leases are recorded net of non-recourse debt. Income on leveraged leases is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values for impairment.

•
Funds withheld represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.

•	Investments in joint ventures that engage in insurance underwriting activities are accounted for under the equity method.
Securities Lending Program
Securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with the securities lending transactions may not be sold or repledged, unless the counterparty is in default, and is not reflected in the financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Derivatives
Freestanding Derivatives
Freestanding derivatives are carried in the Company’s balance sheets either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
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

•
Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability) - effectiveness in OCI (deferred gains or losses on the derivative are reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).

The change in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the statement of operations within interest income or interest expense to match the location of the hedged item.
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
When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried in the balance sheets at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the statements of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).
In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the balance sheets, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).
Embedded Derivatives
The Company sells variable annuities and issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

•	the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings;

•	the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and

•	a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
Such embedded derivatives are carried in the balance sheets at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In most cases, the exit price and the transaction (or entry) price will be the same at initial recognition.
Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of assets and liabilities.
Goodwill
Goodwill, which is included in other assets, represents the future economic benefits arising from net assets acquired in a business combination that are not individually identified and recognized. Goodwill is calculated as the excess of cost over the estimated fair value of such net assets acquired, is not amortized, and is tested for impairment based on a fair value approach at least annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter of each year based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The impairment test is performed at the reporting unit level, which is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, there may be an indication of impairment. In such instances, the implied fair value of the goodwill is determined in the same manner as the amount of goodwill that would be determined in a business combination. The excess of the carrying value of goodwill over the implied fair value of goodwill would be recognized as an impairment and recorded as a charge against net income.
On an ongoing basis, the Company evaluates potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have an impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.
Employee Benefit Plans
The Company sponsors and administers various qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering eligible employees and sales representatives who meet specified eligibility requirements of the sponsor and its participating affiliates. A December 31 measurement date is used for all of the Company’s defined benefit pension and other postretirement benefit plans.
The Company recognizes the funded status of the projected benefit obligation (“PBO”) for pension benefits and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefits for each of its plans. The Company recognizes an expense for differences between actual experience and estimates over the average future service period of participants. The actuarial gains (losses), prior service costs and credits not yet included in net periodic benefit costs are charged to accumulated OCI (“AOCI”), net of income tax.
The Company also sponsors defined contribution plans for substantially all U.S. employees under which a portion of participant contributions is matched. Applicable matching contributions are made each payroll period. Accordingly, the Company recognizes compensation cost for current matching contributions. As all contributions are transferred currently as earned to the defined contribution plans, no liability for matching contributions is recognized in the balance sheets.
Income Tax
Metropolitan Life Insurance Company and all of its includable subsidiaries join with MetLife, Inc. and its includable subsidiaries in filing a consolidated U.S. life and non-life federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Current taxes (and the benefits of tax attributes such as losses) are allocated to Metropolitan Life Insurance Company and its subsidiaries under the consolidated tax return regulations and a tax sharing agreement. Under the consolidated tax return regulations, MetLife, Inc. has elected the “percentage method” (and 100 percent under such method) of reimbursing companies for tax attributes such as losses. As a result, 100 percent of tax attributes such as losses are reimbursed by MetLife, Inc. to the extent that consolidated federal income tax of the consolidated federal tax return group is reduced in a year by tax attributes such as losses. Profitable subsidiaries pay to MetLife, Inc. each year the federal income tax which such profitable subsidiary would have paid that year based upon that year’s taxable income. If Metropolitan Life Insurance Company or its includable subsidiaries has current or prior deductions and credits (including but not limited to losses) which reduce the consolidated tax liability of the consolidated federal tax return group, the deductions and credits are characterized as realized (or realizable) by Metropolitan Life Insurance Company and its includable subsidiaries when those tax attributes are realized (or realizable) by the consolidated federal tax return group, even if Metropolitan Life Insurance Company or its includable subsidiaries would not have realized the attributes on a stand-alone basis under a “wait and see” method.
The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.
Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Factors in management’s determination include the performance of the business and its ability to generate capital gains. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	future reversals of existing taxable temporary differences;

•	taxable income in prior carryback years; and

•	tax planning strategies.
The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the financial statements in the year these changes occur.
The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.
The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax.
Litigation Contingencies
The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 17, legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in the Company’s financial statements.
Other Accounting Policies
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests associated with certain joint ventures and partially-owned consolidated subsidiaries are reported in the temporary section of the balance sheet.
Stock-Based Compensation
Stock-based compensation recognized in the Company’s consolidated results of operations is allocated from MetLife, Inc. The accounting policies described below represent those that MetLife, Inc. applies in determining such allocated expenses.
MetLife, Inc. grants certain employees and directors stock-based compensation awards under various plans that are subject to specific vesting conditions. With the exception of performance shares granted in 2013 which are remeasured quarterly, the cost of all stock-based transactions is measured at fair value at grant date and recognized over the period during which a grantee is required to provide services in exchange for the award. Although the terms of MetLife, Inc.’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, MetLife, Inc. recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates estimated fair value.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $1.2 billion and $1.7 billion at December 31, 2013 and 2012, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $667 million and $1.0 billion at December 31, 2013 and 2012, respectively. Related depreciation and amortization expense was $115 million, $121 million and $118 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.0 billion and $902 million at December 31, 2013 and 2012, respectively. Accumulated amortization of capitalized software was $739 million and $611 million at December 31, 2013 and 2012, respectively. Related amortization expense was $144 million, $143 million and $145 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Other Revenues
Other revenues include, in addition to items described elsewhere herein, advisory fees, broker-dealer commissions and fees, administrative service fees, and changes in account value relating to corporate-owned life insurance (“COLI”). Such fees and commissions are recognized in the period in which services are performed. Under certain COLI contracts, if the Company reports certain unlikely adverse results in its financial statements, withdrawals would not be immediately available and would be subject to market value adjustment, which could result in a reduction of the account value.
Policyholder Dividends
Policyholder dividends are approved annually by Metropolitan Life Insurance Company and its insurance subsidiaries’ boards of directors. The aggregate amount of policyholder dividends is related to actual interest, mortality, morbidity and expense experience for the year, as well as management’s judgment as to the appropriate level of statutory surplus to be retained by Metropolitan Life Insurance Company and its insurance subsidiaries.
Foreign Currency
Assets, liabilities and operations of foreign affiliates and subsidiaries, if any, are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. The local currencies of foreign operations are the functional currencies. Assets and liabilities of foreign affiliates and subsidiaries, if any, are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and income and expense accounts are translated at the average exchange rates during the year. The resulting translation adjustments are charged or credited directly to OCI, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Effective July 17, 2013, the Company adopted new guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate (“LIBOR”). Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the financial statements upon adoption, but may impact the selection of benchmark interest rates for hedging relationships in the future.
Effective January 1, 2013, the Company adopted new guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 13.
Effective January 1, 2013, the Company adopted new guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives in Note 9.
On January 1, 2012, the Company adopted new guidance regarding accounting for DAC, which was retrospectively applied. The guidance specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. As a result, certain sales manager compensation and administrative cost previously capitalized by the Company will no longer be deferred.
On January 1, 2012, the Company adopted new guidance regarding comprehensive income, which was retrospectively applied, that provides companies with the option to present the total of comprehensive income, components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements in annual financial statements. The standard eliminates the option to present components of OCI as part of the statement of changes in stockholders’ equity. The Company adopted the two-statement approach for annual financial statements.
Effective January 1, 2012, the Company adopted new guidance on goodwill impairment testing that simplifies how an entity tests goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The qualitative assessment is optional and the Company is permitted to bypass it for any reporting unit in any period and begin its impairment analysis with the quantitative calculation. The Company is permitted to perform the qualitative assessment in any subsequent period.
Effective January 1, 2012, the Company adopted new guidance regarding fair value measurements that establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s financial statements other than the expanded disclosures in Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In March 2013, the FASB issued new guidance regarding foreign currency (Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity), effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to apply the guidance in Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in section 830-30-40, Derecognition, still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements.
In February 2013, the FASB issued new guidance regarding liabilities (ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date), effective retrospectively for fiscal years beginning after December 15, 2013 and interim periods within those years. The amendments require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements.
In July 2011, the FASB issued new guidance on other expenses (ASU 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers), effective for calendar years beginning after December 31, 2013. The objective of this standard is to address how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The amendments in this standard specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using the straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. In accordance with the adoption of the new accounting pronouncement, on January 1, 2014, the Company recorded $55 million in other liabilities, and a corresponding deferred cost, in other assets.
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
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees, and is organized into two businesses: Group and Voluntary & Worksite. Group insurance products and services include variable life, universal life and term life products. Group insurance products and services also include dental, group short- and long-term disability and accidental death & dismemberment coverages. The Voluntary & Worksite business includes LTC, prepaid legal plans and critical illness products.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, enterprise-wide strategic initiative restructuring charges, various start-up and certain run-off businesses, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Start-up businesses include direct and digital marketing products. In addition, starting in 2013, Corporate & Other includes ancillary U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Corporate & Other also includes our investment management business through which we offer fee-based investment management services to institutional clients. Additionally, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2013, 2012 and 2011 and at December 31, 2013 and 2012. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife, Inc.’s and the Company’s business.
MetLife, Inc.’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or income (loss) from continuing operations, net of income tax.
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

	Operating Earnings
Year Ended December 31, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,992	$13,732	$2,675	$76	$20,475	$—	$20,475
Universal life and investment-type product policy fees	1,397	688	211	—	2,296	67	2,363
Net investment income	5,385	1,790	4,611	431	12,217	(432)	11,785
Other revenues	328	404	273	694	1,699	—	1,699
Net investment gains (losses)	—	—	—	—	—	48	48
Net derivative gains (losses)	—	—	—	—	—	(1,070)	(1,070)
Total revenues	11,102	16,614	7,770	1,201	36,687	(1,387)	35,300
Expenses
Policyholder benefits and claims and policyholder dividends	6,246	13,191	4,723	67	24,227	10	24,237
Interest credited to policyholder account balances	988	156	1,092	—	2,236	17	2,253
Capitalization of DAC	(517)	(20)	(25)	—	(562)	—	(562)
Amortization of DAC and VOBA	447	25	19	—	491	(230)	261
Interest expense on debt	5	1	10	134	150	3	153
Other expenses	2,280	1,988	489	1,348	6,105	31	6,136
Total expenses	9,449	15,341	6,308	1,549	32,647	(169)	32,478
Provision for income tax expense (benefit)	579	446	512	(421)	1,116	(435)	681
Operating earnings	$1,074	$827	$950	$73	2,924
Adjustments to:
Total revenues					(1,387)
Total expenses					169
Provision for income tax (expense) benefit					435
Income (loss) from continuing operations, net of income tax					$2,141		$2,141

At December 31, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total assets	$174,853	$41,059	$188,960	$27,911	$432,783
Separate account assets	$59,217	$644	$74,935	$—	$134,796
Separate account liabilities	$59,217	$644	$74,935	$—	$134,796

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

	Operating Earnings
Year Ended December 31, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,997	$13,274	$2,608	$1	$19,880	$—	$19,880
Universal life and investment-type product policy fees	1,332	663	194	—	2,189	50	2,239
Net investment income	5,384	1,680	4,519	554	12,137	(285)	11,852
Other revenues	265	398	252	815	1,730	—	1,730
Net investment gains (losses)	—	—	—	—	—	(330)	(330)
Net derivative gains (losses)	—	—	—	—	—	675	675
Total revenues	10,978	16,015	7,573	1,370	35,936	110	36,046
Expenses
Policyholder benefits and claims and policyholder dividends	6,294	12,580	4,552	(1)	23,425	139	23,564
Interest credited to policyholder account balances	1,002	167	1,192	—	2,361	29	2,390
Capitalization of DAC	(584)	(24)	(24)	—	(632)	—	(632)
Amortization of DAC and VOBA	656	29	12	2	699	292	991
Interest expense on debt	5	1	9	133	148	4	152
Other expenses	2,341	1,901	438	1,196	5,876	7	5,883
Total expenses	9,714	14,654	6,179	1,330	31,877	471	32,348
Provision for income tax expense (benefit)	442	477	488	(236)	1,171	(116)	1,055
Operating earnings	$822	$884	$906	$276	2,888
Adjustments to:
Total revenues					110
Total expenses					(471)
Provision for income tax (expense) benefit					116
Income (loss) from continuing operations, net of income tax					$2,643		$2,643

At December 31, 2012	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total assets	$171,050	$41,362	$183,856	$32,996	$429,264
Separate account assets	$50,572	$532	$69,867	$—	$120,971
Separate account liabilities	$50,572	$532	$69,867	$—	$120,971

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

	Operating Earnings
Year Ended December 31, 2011	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,022	$12,487	$1,778	$1	$18,288	$—	$18,288
Universal life and investment-type product policy fees	1,334	630	197	—	2,161	41	2,202
Net investment income	5,363	1,682	4,312	385	11,742	(127)	11,615
Other revenues	226	374	242	966	1,808	—	1,808
Net investment gains (losses)	—	—	—	—	—	132	132
Net derivative gains (losses)	—	—	—	—	—	1,578	1,578
Total revenues	10,945	15,173	6,529	1,352	33,999	1,624	35,623
Expenses
Policyholder benefits and claims and policyholder dividends	6,425	11,880	3,683	4	21,992	44	22,036
Interest credited to policyholder account balances	1,000	178	1,140	—	2,318	54	2,372
Capitalization of DAC	(622)	(84)	(18)	—	(724)	—	(724)
Amortization of DAC and VOBA	681	95	14	1	791	84	875
Interest expense on debt	5	—	8	172	185	9	194
Other expenses	2,564	1,837	472	1,247	6,120	6	6,126
Total expenses	10,053	13,906	5,299	1,424	30,682	197	30,879
Provision for income tax expense (benefit)	314	445	432	(229)	962	498	1,460
Operating earnings	$578	$822	$798	$157	2,355
Adjustments to:
Total revenues					1,624
Total expenses					(197)
Provision for income tax (expense) benefit					(498)
Income (loss) from continuing operations, net of income tax					$3,284		$3,284

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Life insurance (1)	$17,489	$17,224	$16,209
Accident and health insurance	6,873	6,458	5,940
Non-insurance	175	167	149
Total	$24,537	$23,849	$22,298
______________

(1)	Includes annuities and corporate benefit funding products.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

Revenues derived from one Group, Voluntary & Worksite Benefits customer were $2.5 billion, $2.5 billion and $2.4 billion for the years ended December 31, 2013, 2012 and 2011, respectively, which represented 10%, 11% and 11%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2013, 2012 and 2011. Substantially all of the Company’s consolidated premiums, universal life & investment-type product policy fees and other revenues originated in the U.S.
3. Discontinued Operations
The following table summarizes the amounts that have been reflected as discontinued operations in the consolidated statements of operations. Income (loss) from discontinued operations includes real estate classified as held-for-sale or sold.

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Total revenues	$2	$62	$105
Total expenses	—	—	—
Income (loss) before provision for income tax	2	62	105
Provision for income tax expense (benefit)	1	22	37
Income (loss) from operations of discontinued operations, net of income tax	1	40	68
Gain (loss) on disposal of operations, net of income tax	—	—	(7)
Income (loss) from discontinued operations, net of income tax	$1	$40	$61

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

4. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, PABs and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2013	2012
	(In millions)
Retail	$91,575	$92,322
Group, Voluntary & Worksite Benefits	28,035	28,517
Corporate Benefit Funding	89,941	93,051
Corporate & Other	581	475
Total	$210,132	$214,365
See Note 6 for discussion of affiliated reinsurance liabilities included in the table above.

Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life
Aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.

Nonparticipating life
Aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 10%.

Individual and group traditional fixed annuities after annuitization	Present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 1% to 11%.
Non-medical health insurance
The net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rate assumptions used in establishing such liabilities range from 4% to 7%.

Disabled lives	Present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rate assumptions used in establishing such liabilities range from 2% to 8%.
Participating business represented 5% of the Company’s life insurance in-force at both December 31, 2013 and 2012. Participating policies represented 28%, 29% and 32% of gross life insurance premiums for the years ended December 31, 2013, 2012 and 2011, respectively.
PABs are equal to: (i) policy account values, which consist of an accumulation of gross premium payments (ii) credited interest, ranging from 1% to 13%, less expenses, mortality charges and withdrawals; and (iii) fair value adjustments relating to business combinations.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Guarantees
The Company issues variable annuity products with guaranteed minimum benefits. The non-life contingent portion of GMWBs and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in PABs and are further discussed in Note 9. Guarantees accounted for as insurance liabilities include:

Guarantee:				Measurement Assumptions:
GMDBs	•	A return of purchase payment upon death even if the account value is reduced to zero.	•
Present value of expected death benefits in excess of the projected account balance recognizing the excess ratably over the accumulation period based on the present value of total expected assessments.

	•	An enhanced death benefit may be available for an additional fee.	•	Assumptions are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk.
			•	Investment performance and volatility assumptions are consistent with the historical experience of the appropriate underlying equity index, such as the S&P 500 Index.
			•	Benefit assumptions are based on the average benefits payable over a range of scenarios.
GMIBs	•
After a specified period of time determined at the time of issuance of the variable annuity contract, a minimum accumulation of purchase payments, even if the account value is reduced to zero, that can be annuitized to receive a monthly income stream that is not less than a specified amount.
•
Present value of expected income benefits in excess of the projected account balance at any future date of annuitization and recognizing the excess ratably over the accumulation period based on present value of total expected assessments.

	•	Certain contracts also provide for a guaranteed lump sum return of purchase premium in lieu of the annuitization benefit.	•	Assumptions are consistent with those used for estimating GMDB liabilities.
			•	Calculation incorporates an assumption for the percentage of the potential annuitizations that may be elected by the contractholder.
GMWBs	•	A return of purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that cumulative withdrawals in a contract year do not exceed a certain limit.	•	Expected value of the life contingent payments and expected assessments using assumptions consistent with those used for estimating the GMDB liabilities.
	•	Certain contracts include guaranteed withdrawals that are life contingent.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2011	$61	$113	$246	$49	$469
Incurred guaranteed benefits	30	45	15	9	99
Paid guaranteed benefits	(7)	—	—	—	(7)
Balance at December 31, 2011	84	158	261	58	561
Incurred guaranteed benefits	31	174	79	10	294
Paid guaranteed benefits	(6)	—	—	—	(6)
Balance at December 31, 2012	109	332	340	68	849
Incurred guaranteed benefits	44	58	77	6	185
Paid guaranteed benefits	(5)	—	—	—	(5)
Balance at December 31, 2013	$148	$390	$417	$74	$1,029
Ceded
Balance at January 1, 2011	$44	$36	$209	$34	$323
Incurred guaranteed benefits	25	16	3	7	51
Paid guaranteed benefits	(7)	—	—	—	(7)
Balance at December 31, 2011	62	52	212	41	367
Incurred guaranteed benefits	30	58	53	6	147
Paid guaranteed benefits	(6)	—	—	—	(6)
Balance at December 31, 2012	86	110	265	47	508
Incurred guaranteed benefits	39	14	49	4	106
Paid guaranteed benefits	(5)	—	—	—	(5)
Balance at December 31, 2013	$120	$124	$314	$51	$609
Net
Balance at January 1, 2011	$17	$77	$37	$15	$146
Incurred guaranteed benefits	5	29	12	2	48
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2011	22	106	49	17	194
Incurred guaranteed benefits	1	116	26	4	147
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2012	23	222	75	21	341
Incurred guaranteed benefits	5	44	28	2	79
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2013	$28	$266	$103	$23	$420

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Account balances of contracts with insurance guarantees were invested in separate account asset classes as follows at:

	December 31,
	2013	2012
	(In millions)
Fund Groupings:
Equity	$24,915	$20,475
Balanced	22,481	19,235
Bond	4,551	4,771
Money Market	179	192
Total	$52,126	$44,673
Based on the type of guarantee, the Company defines net amount at risk as listed below. These amounts include direct business, but exclude offsets from hedging or reinsurance, if any.
Variable Annuity Guarantees
In the Event of Death
Defined as the death benefit less the total contract account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
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
Two Tier Annuities
Defined as the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date. These contracts apply a lower rate on funds if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize.
Universal and Variable Life Contracts
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	December 31,
	2013		2012
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$62,763	$28,934	$55,469	$24,229
Separate account value	$50,700	$27,738	$43,327	$22,963
Net amount at risk	$641	$123	$902	$845
Average attained age of contractholders	64 years	62 years	64 years	60 years
Two Tier Annuities
General account value	N/A	$397	N/A	$274
Net amount at risk	N/A	$123	N/A	$48
Average attained age of contractholders	N/A	54 years	N/A	64 years

	December 31,
	2013		2012
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$7,871	$1,125	$6,958	$1,163
Net amount at risk	$81,888	$8,701	$85,216	$9,299
Average attained age of policyholders	53 years	59 years	52 years	59 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2013, 2012 and 2011, the Company issued $26.8 billion, $24.7 billion and $27.4 billion, respectively, and repaid $25.1 billion, $21.5 billion and $28.2 billion, respectively, of such funding agreements. At December 31, 2013 and 2012, liabilities for funding agreements outstanding, which are included in PABs, were $26.0 billion and $23.9 billion, respectively.
Metropolitan Life Insurance Company and General American Life Insurance Company (“GALIC”), a subsidiary, are members of regional banks in the FHLB system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows at:

	December 31,
	2013	2012
	(In millions)
FHLB of NY	$700	$736
FHLB of Des Moines	$50	$55

The Company has also entered into funding agreements with FHLBanks and the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in PABs. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2013	2012	2013		2012
	(In millions)
FHLB of NY (1)	$12,770	$13,512	$14,287	(2)	$14,611	(2)
Farmer Mac (3)	$2,550	$2,550	$2,929		$2,929
FHLB of Des Moines (1)	$1,000	$1,000	$1,118	(2)	$1,298	(2)
______________

(1)
Represents funding agreements issued to the applicable FHLBank in exchange for cash and for which such FHLBank has been granted a lien on certain assets, some of which are in the custody of such FHLBank, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under advances evidenced by funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of such FHLBank as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, such FHLBank’s recovery on the collateral is limited to the amount of the Company’s liability to such FHLBank.

(2)	Advances are collateralized by mortgage-backed securities. The amount of collateral presented is at estimated fair value.

(3)
Represents funding agreements issued to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of collateral presented is at carrying value.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Information regarding the liabilities for unpaid claims and claim expenses relating to group accident and non-medical health policies and contracts, which are reported in future policy benefits and other policy-related balances, was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$6,826	$6,622	$6,539
Less: Reinsurance recoverables	301	324	448
Net balance at January 1,	6,525	6,298	6,091
Incurred related to:
Current year	4,762	4,320	3,856
Prior years (1)	(12)	(42)	(79)
Total incurred	4,750	4,278	3,777
Paid related to:
Current year	(3,035)	(2,626)	(2,282)
Prior years	(1,508)	(1,425)	(1,288)
Total paid	(4,543)	(4,051)	(3,570)
Net balance at December 31,	6,732	6,525	6,298
Add: Reinsurance recoverables	290	301	324
Balance at December 31,	$7,022	$6,826	$6,622
______________

(1)
During 2013, 2012 and 2011, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased due to a reduction in prior year dental and accidental death and dismemberment claims and improved loss ratio for non-medical health claim liabilities.

Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $83.1 billion and $71.7 billion at December 31, 2013 and 2012, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $51.7 billion and $49.3 billion at December 31, 2013 and 2012, respectively. The latter category consisted primarily of funding agreements and participating close-out contracts. The average interest rate credited on these contracts was 2.23% and 2.80% at December 31, 2013 and 2012, respectively.
For the years ended December 31, 2013, 2012 and 2011, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles
See Note 1 for a description of capitalized acquisition costs.
Nonparticipating and Non-Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts (term insurance, nonparticipating whole life insurance, traditional group life insurance, and non-medical health insurance) over the appropriate premium paying period in proportion to the historic actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.
Participating, Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. For participating contracts within the closed block (dividend-paying traditional contracts) future gross margins are also dependent upon changes in the policyholder dividend obligation. See Note 7. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes, as well as policyholder dividend scales are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC and VOBA balances.
Fixed and Variable Universal Life Contracts and Fixed and Variable Deferred Annuity Contracts
The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses and persistency are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles (continued)

Factors Impacting Amortization
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Returns that are higher than the Company’s long-term expectation produce higher account balances, which increases the Company’s future fee expectations and decreases future benefit payment expectations on minimum death and living benefit guarantees, resulting in higher expected future gross profits. The opposite result occurs when returns are lower than the Company’s long-term expectation. The Company’s practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes.
The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These assumptions primarily relate to investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.
Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If such modification, referred to as an internal replacement, substantially changes the contract, the associated DAC or VOBA is written off immediately through income and any new deferrable costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC or VOBA amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.
Amortization of DAC and VOBA is attributed to net investment gains (losses) and net derivative gains (losses), and to other expenses for the amount of gross margins or profits originating from transactions other than investment gains and losses. Unrealized investment gains and losses represent the amount of DAC and VOBA that would have been amortized if such gains and losses had been recognized.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
DAC
Balance at January 1,	$5,752	$6,244	$6,640
Capitalizations	562	632	724
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	227	(270)	(88)
Other expenses	(478)	(709)	(777)
Total amortization	(251)	(979)	(865)
Unrealized investment gains (losses)	495	(145)	(255)
Other (1)	(220)	—	—
Balance at December 31,	6,338	5,752	6,244
VOBA
Balance at January 1,	80	97	115
Amortization related to:
Other expenses	(10)	(12)	(10)
Total amortization	(10)	(12)	(10)
Unrealized investment gains (losses)	8	(5)	(8)
Balance at December 31,	78	80	97
Total DAC and VOBA
Balance at December 31,	$6,416	$5,832	$6,341
______________

(1)
The year ended December 31, 2013 includes ($220) million that was reclassified to DAC from other liabilities. The amounts reclassified relate to affiliated reinsurance agreements accounted for using the deposit method of accounting and represent the DAC amortization on the expense allowances assumed on the agreements from inception. These amounts were previously included in the calculated value of the deposit payable on these agreements and were recorded within other liabilities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Policy-Related Intangibles (continued)

Information regarding total DAC and VOBA by segment was as follows at:

	December 31,
	2013	2012
	(In millions)
Retail	$5,990	$5,407
Group, Voluntary & Worksite Benefits	333	337
Corporate Benefit Funding	93	88
Total	$6,416	$5,832
Information regarding other policy-related intangibles was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Deferred Sales Inducements
Balance at January 1,	$180	$184	$190
Capitalization	15	22	29
Amortization	(20)	(26)	(35)
Balance at December 31,	$175	$180	$184

VODA and VOCRA
Balance at January 1,	$353	$378	$400
Amortization	(28)	(25)	(22)
Balance at December 31,	$325	$353	$378
Accumulated amortization	$132	$104	$79

The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA
	(In millions)
2014	$9	$30
2015	$8	$30
2016	$4	$30
2017	$5	$28
2018	$5	$26

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by affiliated and unaffiliated companies. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in Note 8.
Retail
For its individual life insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $2 million for most products and reinsures up to 90% of the mortality risk for certain other products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
The Company’s Retail Annuities business assumes 90% of the fixed annuities issued by several affiliates. The Company also reinsures 100% of the living and death benefit guarantees issued in connection with its variable annuities issued since 2004 to an affiliated reinsurer and certain portions of the living and death benefit guarantees issued in connection with its variable annuities issued prior to 2004 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
Group, Voluntary & Worksite Benefits
For policies within the Group, Voluntary & Worksite Benefits segment, the Company generally retains most of the risk and only cedes particular risk on certain client arrangements. The majority of the Company’s reinsurance activity with this segment relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling.
Corporate Benefit Funding
The Company’s Corporate Benefit Funding segment has periodically engaged in reinsurance activities, on an opportunistic basis. The impact of these activities on the financial results of this segment has not been significant and there were no additional transactions during the periods presented.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2013 and 2012, were not significant.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.4 billion of unsecured reinsurance recoverable balances at both December 31, 2013 and 2012.
At December 31, 2013, the Company had $5.4 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $4.4 billion, or 82%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.8 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2012, the Company had $5.4 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $4.4 billion, or 82%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.8 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
The Company has reinsured with an unaffiliated third-party reinsurer, 59.25% of the closed block through a modified coinsurance agreement. The Company accounts for this agreement under the deposit method of accounting. The Company, having the right of offset, has offset the modified coinsurance deposit with the deposit recoverable.
The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Premiums
Direct premiums	$20,290	$19,821	$18,435
Reinsurance assumed	1,469	1,350	1,240
Reinsurance ceded	(1,284)	(1,291)	(1,387)
Net premiums	$20,475	$19,880	$18,288
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,913	$2,763	$2,686
Reinsurance assumed	41	39	38
Reinsurance ceded	(591)	(563)	(522)
Net universal life and investment-type product policy fees	$2,363	$2,239	$2,202
Other revenues
Direct other revenues	$970	$887	$836
Reinsurance assumed	(2)	(6)	(6)
Reinsurance ceded	731	849	978
Net other revenues	$1,699	$1,730	$1,808
Policyholder benefits and claims
Direct policyholder benefits and claims	$23,305	$22,677	$21,100
Reinsurance assumed	1,225	1,208	1,069
Reinsurance ceded	(1,498)	(1,616)	(1,488)
Net policyholder benefits and claims	$23,032	$22,269	$20,681
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$2,322	$2,455	$2,434
Reinsurance assumed	35	33	32
Reinsurance ceded	(104)	(98)	(94)
Net interest credited to policyholder account balances	$2,253	$2,390	$2,372
Other expenses
Direct other expenses	$5,028	$5,328	$5,280
Reinsurance assumed	427	479	458
Reinsurance ceded	533	587	733
Net other expenses	$5,988	$6,394	$6,471

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2013				2012
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$1,700	$527	$21,410	$23,637	$1,613	$480	$22,628	$24,721
Deferred policy acquisition costs and value of business acquired	6,567	330	(481)	6,416	5,685	460	(313)	5,832
Total assets	$8,267	$857	$20,929	$30,053	$7,298	$940	$22,315	$30,553
Liabilities
Future policy benefits	$110,072	$1,891	$—	$111,963	$112,264	$1,722	$—	$113,986
Policyholder account balances	92,246	252	—	92,498	94,454	262	—	94,716
Other policy-related balances	5,416	294	(39)	5,671	5,401	291	(29)	5,663
Other liabilities	8,690	7,046	16,444	32,180	9,544	7,327	17,070	33,941
Total liabilities	$216,424	$9,483	$16,405	$242,312	$221,663	$9,602	$17,041	$248,306
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $13.8 billion and $13.9 billion at December 31, 2013 and 2012, respectively. The deposit liabilities on reinsurance were $6.5 billion and $6.9 billion at December 31, 2013 and 2012, respectively.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including Exeter Reassurance Company, Ltd. (“Exeter”), First MetLife Investors Insurance Company, MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company (“MLI-USA”), MetLife Investors Insurance Company (“MLIIC”), MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont and Metropolitan Tower Life Insurance Company, all of which are related parties.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included in the consolidated statements of operations was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Premiums
Reinsurance assumed	$451	$319	$169
Reinsurance ceded	(45)	(54)	(51)
Net premiums	$406	$265	$118
Universal life and investment-type product policy fees
Reinsurance assumed	$40	$39	$38
Reinsurance ceded	(221)	(216)	(170)
Net universal life and investment-type product policy fees	$(181)	$(177)	$(132)
Other revenues
Reinsurance assumed	$(2)	$(6)	$(7)
Reinsurance ceded	675	790	916
Net other revenues	$673	$784	$909
Policyholder benefits and claims
Reinsurance assumed	$402	$334	$175
Reinsurance ceded	(144)	(177)	(121)
Net policyholder benefits and claims	$258	$157	$54
Interest credited to policyholder account balances
Reinsurance assumed	$31	$30	$28
Reinsurance ceded	(102)	(98)	(94)
Net interest credited to policyholder account balances	$(71)	$(68)	$(66)
Other expenses
Reinsurance assumed	$326	$357	$352
Reinsurance ceded	653	789	914
Net other expenses	$979	$1,146	$1,266

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included in the consolidated balance sheets was as follows at:

	December 31,
	2013		2012
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables (1)	$109	$15,748	$85	$16,925
Deferred policy acquisition costs and value of business acquired	309	(273)	435	(266)
Total assets	$418	$15,475	$520	$16,659
Liabilities
Future policy benefits	$761	$—	$567	$—
Policyholder account balances	239	—	251	—
Other policy-related balances	67	(39)	57	(29)
Other liabilities (1)	6,606	14,044	6,906	14,652
Total liabilities	$7,673	$14,005	$7,781	$14,623
______________

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

MLIC ceded two blocks of business to two affiliates on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased/(decreased) the funds withheld balance by ($11) million and $29 million at December 31, 2013 and 2012, respectively. Net derivative gains (losses) associated with these embedded derivatives were $40 million, ($9) million and ($29) million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were ($62) million and $1.4 billion at December 31, 2013 and 2012, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($1.7) billion, $14 million and $727 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $709 million and $1.4 billion at December 31, 2013 and 2012, respectively. Net derivative gains (losses) associated with the embedded derivative were $664 million, $135 million and ($811) million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $1.2 billion and $2.1 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2013 and 2012, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $11.8 billion at both December 31, 2013 and 2012. The deposit liabilities on affiliated reinsurance were $6.5 billion and $6.8 billion at December 31, 2013 and 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Closed Block
On April 7, 2000 (the “Demutualization Date”), Metropolitan Life Insurance Company converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving Metropolitan Life Insurance Company’s plan of reorganization, as amended (the “Plan”). On the Demutualization Date, Metropolitan Life Insurance Company established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life Insurance Company. Assets have been allocated to the closed block in an amount that has been determined to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. At least annually, the Company compares actual and projected experience against the experience assumed in the then-current dividend scales. Dividend scales are adjusted periodically to give effect to changes in experience.
The closed block assets, the cash flows generated by the closed block assets and the anticipated revenues from the policies in the closed block will benefit only the holders of the policies in the closed block. To the extent that, over time, cash flows from the assets allocated to the closed block and claims and other experience related to the closed block are, in the aggregate, more or less favorable than what was assumed when the closed block was established, total dividends paid to closed block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect for 1999 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to closed block policyholders and will not be available to stockholders. If the closed block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside of the closed block. The closed block will continue in effect as long as any policy in the closed block remains in-force. The expected life of the closed block is over 100 years.
The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the Demutualization Date. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the Demutualization Date (adjusted to eliminate the impact of related amounts in AOCI) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block are greater than the expected cumulative earnings of the closed block, the Company will pay the excess of the actual cumulative earnings of the closed block over the expected cumulative earnings to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block are less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2013	2012
	(In millions)
Closed Block Liabilities
Future policy benefits	$42,076	$42,586
Other policy-related balances	298	298
Policyholder dividends payable	456	466
Policyholder dividend obligation	1,771	3,828
Current income tax payable	18	—
Other liabilities	582	602
Total closed block liabilities	45,201	47,780
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	28,374	30,546
Equity securities available-for-sale, at estimated fair value	86	41
Mortgage loans	6,155	6,192
Policy loans	4,669	4,670
Real estate and real estate joint ventures	492	459
Other invested assets	814	953
Total investments	40,590	42,861
Cash and cash equivalents	238	381
Accrued investment income	477	481
Premiums, reinsurance and other receivables	98	107
Current income tax recoverable	—	2
Deferred income tax assets	293	319
Total assets designated to the closed block	41,696	44,151
Excess of closed block liabilities over assets designated to the closed block	3,505	3,629
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,502	2,891
Unrealized gains (losses) on derivatives, net of income tax	(3)	9
Allocated to policyholder dividend obligation, net of income tax	(1,151)	(2,488)
Total amounts included in AOCI	348	412
Maximum future earnings to be recognized from closed block assets and liabilities	$3,853	$4,041
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$3,828	$2,919	$876
Change in unrealized investment and derivative gains (losses)	(2,057)	909	2,043
Balance at December 31,	$1,771	$3,828	$2,919

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Revenues
Premiums	$1,987	$2,139	$2,306
Net investment income	2,130	2,188	2,231
Net investment gains (losses)	25	61	32
Net derivative gains (losses)	(6)	(12)	8
Total revenues	4,136	4,376	4,577
Expenses
Policyholder benefits and claims	2,702	2,783	2,991
Policyholder dividends	979	1,072	1,137
Other expenses	165	179	193
Total expenses	3,846	4,034	4,321
Revenues, net of expenses before provision for income tax expense (benefit)	290	342	256
Provision for income tax expense (benefit)	101	120	89
Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	189	222	167
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	—	10	1
Revenues, net of expenses and provision for income tax expense (benefit)	$189	$232	$168
Metropolitan Life Insurance Company charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan. Metropolitan Life Insurance Company also charges the closed block for expenses of maintaining the policies included in the closed block.
8. Investments
See Note 10 for information about the fair value hierarchy for investments and the related valuation methodologies.
Investment Risks and Uncertainties
Investments are exposed to the following primary sources of risk: credit, interest rate, liquidity, market valuation, currency and real estate risk. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of impairments, the recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.
The determination of valuation allowances and impairments is highly subjective and is based upon periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities (“ABS”), certain structured investment transactions and trading and FVO securities) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Fixed Maturity and Equity Securities AFS
Fixed Maturity and Equity Securities AFS by Sector
The following table presents the fixed maturity and equity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including RMBS, commercial mortgage-backed securities (“CMBS”) and ABS.

	December 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
					(In millions)
Fixed maturity securities
U.S. corporate	$60,244	$4,678	$693	$—	$64,229	$59,587	$7,717	$304	$—	$67,000
U.S. Treasury and agency	29,508	1,730	694	—	30,544	28,252	4,408	9	—	32,651
Foreign corporate (1)	27,082	1,959	285	—	28,756	27,231	3,128	126	(1)	30,234
RMBS	24,119	1,109	368	150	24,710	23,792	1,716	226	257	25,025
CMBS	8,203	262	89	—	8,376	9,264	559	37	—	9,786
ABS (1)	7,789	151	117	(1)	7,824	8,025	205	105	—	8,125
State and political subdivision	5,386	467	76	—	5,777	5,554	1,184	18	—	6,720
Foreign government	3,040	597	107	—	3,530	3,052	1,086	3	—	4,135
Total fixed maturity securities	$165,371	$10,953	$2,429	$149	$173,746	$164,757	$20,003	$828	$256	$183,676
Equity securities
Common stock	$1,070	$97	$3	$—	$1,164	$1,013	$33	$5	$—	$1,041
Non-redeemable preferred stock	743	62	77	—	728	528	41	111	—	458
Total equity securities	$1,813	$159	$80	$—	$1,892	$1,541	$74	$116	$—	$1,499
______________

(1)
The noncredit loss component of OTTI losses was in an unrealized gain position of $1 million for ABS at December 31, 2013, and $1 million for foreign corporate securities at December 31, 2012, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “—Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $38 million and $41 million with unrealized gains (losses) of $12 million and $6 million at December 31, 2013 and 2012, respectively.

Methodology for Amortization of Premium and Accretion of Discount on Structured Securities

Amortization of premium and accretion of discount on structured securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single class and multi-class mortgage-backed and ABS are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive mortgage-backed and ABS and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other mortgage-backed and ABS, the effective yield is recalculated on a retrospective basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	December 31,
	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$6,411	$6,516	$12,671	$12,796
Due after one year through five years	34,696	36,556	30,187	32,160
Due after five years through ten years	35,725	38,347	34,983	40,009
Due after ten years	48,428	51,417	45,835	55,775
Subtotal	125,260	132,836	123,676	140,740
Structured securities (RMBS, CMBS and ABS)	40,111	40,910	41,081	42,936
Total fixed maturity securities	$165,371	$173,746	$164,757	$183,676
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

	December 31, 2013				December 31, 2012
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$8,512	$426	$1,948	$267	$2,567	$58	$2,507	$246
U.S. Treasury and agency	10,077	687	33	7	1,576	9	—	—
Foreign corporate	4,217	176	952	109	758	34	1,381	91
RMBS	8,194	291	1,675	227	639	18	3,098	465
CMBS	2,022	74	221	15	727	5	308	32
ABS	1,701	28	530	88	1,246	22	697	83
State and political subdivision	737	44	92	32	92	1	103	17
Foreign government	763	94	54	13	106	1	27	2
Total fixed maturity securities	$36,223	$1,820	$5,505	$758	$7,711	$148	$8,121	$936
Equity securities
Common stock	$37	$3	$—	$—	$62	$5	$1	$—
Non-redeemable preferred stock	222	41	125	36	—	—	190	111
Total equity securities	$259	$44	$125	$36	$62	$5	$191	$111
Total number of securities in an unrealized loss position	2,211		469		622		637

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
The methodology and significant inputs used to determine the amount of credit loss on fixed maturity securities are as follows:

•
The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows. The discount rate is generally the effective interest rate of the security prior to impairment.

•
When determining collectability and the period over which value is expected to recover, the Company applies considerations utilized in its overall impairment evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s best estimates of likely scenario-based outcomes after giving consideration to a variety of variables that include, but are not limited to: payment terms of the security; the likelihood that the issuer can service the interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

•
Additional considerations are made when assessing the unique features that apply to certain structured securities including, but not limited to: the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, and the payment priority within the tranche structure of the security.

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the estimated fair value is considered the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process as described above, as well as any private and public sector programs to restructure such securities.

With respect to securities that have attributes of debt and equity (perpetual hybrid securities), consideration is given in the OTTI analysis as to whether there has been any deterioration in the credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. Consideration is also given as to whether any perpetual hybrid securities, with an unrealized loss, regardless of credit rating, have deferred any dividend payments. When an OTTI loss has occurred, the OTTI loss is the entire difference between the perpetual hybrid security’s cost and its estimated fair value with a corresponding charge to earnings.
The cost or amortized cost of fixed maturity and equity securities is adjusted for OTTI in the period in which the determination is made. The Company does not change the revised cost basis for subsequent recoveries in value.
In periods subsequent to the recognition of OTTI on a fixed maturity security, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted over the remaining term of the fixed maturity security in a prospective manner based on the amount and timing of estimated future cash flows.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at December 31, 2013. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $1.5 billion during the year ended December 31, 2013 from $1.1 billion to $2.6 billion. The increase in gross unrealized losses for the year ended December 31, 2013, was primarily attributable to an increase in interest rates, partially offset by narrowing credit spreads.
At December 31, 2013, $163 million of the total $2.6 billion of gross unrealized losses were from 60 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $163 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $76 million, or 47%, are related to gross unrealized losses on 39 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $163 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $87 million, or 53%, are related to gross unrealized losses on 21 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and ABS (primarily foreign ABS) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $36 million during the year ended December 31, 2013 from $116 million to $80 million. Of the $80 million, $33 million were from ten equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 68% were rated A or better.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2013		2012
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$33,072	71.9%	$33,369	74.7%
Agricultural	11,025	24.0	11,487	25.7
Residential	1,858	4.0	105	0.3
Subtotal (1)	45,955	99.9	44,961	100.7
Valuation allowances	(272)	(0.6)	(304)	(0.7)
Subtotal mortgage loans held-for-investment, net	45,683	99.3	44,657	100.0
Residential — FVO	338	0.7	—	—
Total mortgage loans held-for-investment, net	46,021	100.0	44,657	100.0
Mortgage loans held-for-sale	3	—	—	—
Total mortgage loans, net	$46,024	100.0%	$44,657	100.0%
______________

(1)
In 2013, the Company purchased $319 million, $1 million and $1.8 billion of commercial, agricultural and residential mortgage loans, respectively. In 2012, the Company purchased $1.2 billion, $191 million and $105 million of commercial, agricultural and residential mortgage loans, respectively, of which $1.2 billion, and $191 million of commercial and agricultural mortgage loans, respectively, were purchased at estimated fair value from an affiliate, MetLife Bank, National Association (“MetLife Bank”).

Mortgage Loans and Valuation Allowance by Portfolio Segment
The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows at:

	December 31,
	2013				2012
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$415	$96	$4	$515	$441	$181	$—	$622
Evaluated collectively for credit losses	32,657	10,929	1,854	45,440	32,928	11,306	105	44,339
Total mortgage loans	33,072	11,025	1,858	45,955	33,369	11,487	105	44,961
Valuation allowances:
Specific credit losses	49	7	—	56	84	21	—	105
Non-specifically identified credit losses	164	33	19	216	172	27	—	199
Total valuation allowances	213	40	19	272	256	48	—	304
Mortgage loans, net of valuation allowance	$32,859	$10,985	$1,839	$45,683	$33,113	$11,439	$105	$44,657

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2011	$441	$81	$—	$522
Provision (release)	(111)	(2)	—	(113)
Charge-offs, net of recoveries	(12)	(4)	—	(16)
Balance at December 31, 2011	318	75	—	393
Provision (release)	(50)	2	—	(48)
Charge-offs, net of recoveries	(12)	(24)	—	(36)
Transfers to held-for-sale	—	(5)	—	(5)
Balance at December 31, 2012	256	48	—	304
Provision (release)	(43)	3	19	(21)
Charge-offs, net of recoveries	—	(11)	—	(11)
Balance at December 31, 2013	$213	$40	$19	$272
______________
Valuation Allowance Methodology
Mortgage loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the loan agreement. Specific valuation allowances are established using the same methodology for all three portfolio segments as the excess carrying value of a loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price. A common evaluation framework is used for establishing non-specific valuation allowances for all loan portfolio segments; however, a separate non-specific valuation allowance is calculated and maintained for each loan portfolio segment that is based on inputs unique to each loan portfolio segment. Non-specific valuation allowances are established for pools of loans with similar risk characteristics where a property-specific or market-specific risk has not been identified, but for which the Company expects to incur a credit loss. These evaluations are based upon several loan portfolio segment-specific factors, including the Company’s experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available.
Commercial and Agricultural Mortgage Loan Portfolio Segments
The Company typically uses several years of historical experience in establishing non-specific valuation allowances which captures multiple economic cycles. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, and recent loss and recovery trend experience as compared to historical loss and recovery experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. On a quarterly basis, management incorporates the impact of these current market events and conditions on historical experience in determining the non-specific valuation allowance established for commercial and agricultural mortgage loans.
All commercial mortgage loans are reviewed on an ongoing basis which may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios, and tenant creditworthiness. All agricultural mortgage loans are monitored on an ongoing basis. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar to the commercial mortgage loan monitoring process, with a focus on higher risk loans, including reviews on a geographic and property-type basis. Higher risk loans are reviewed individually on an ongoing basis for potential credit loss and specific valuation allowances are established using the methodology described above. Quarterly, the remaining loans are reviewed on a pool basis by aggregating groups of loans that have similar risk characteristics for potential credit loss, and non-specific valuation allowances are established as described above using inputs that are unique to each segment of the loan portfolio.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

For commercial mortgage loans, the primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial mortgage loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the loan portfolio updated each quarter.
For agricultural mortgage loans, the Company’s primary credit quality indicator is the loan-to-value ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural mortgage loan portfolio and are routinely updated.
Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of closed end, amortizing residential mortgage loans. For evaluations of residential mortgage loans, the key inputs of expected frequency and expected loss reflect current market conditions, with expected frequency adjusted, when appropriate, for differences from market conditions and the Company’s historical experience. In contrast to the commercial and agricultural mortgage loan portfolios, residential mortgage loans are smaller-balance homogeneous loans that are collectively evaluated for impairment. Non-specific valuation allowances are established using the evaluation framework described above for pools of loans with similar risk characteristics from inputs that are unique to the residential segment of the loan portfolio. Loan specific valuation allowances are only established on residential mortgage loans when they have been restructured and are established using the methodology described above for all loan portfolio segments.
For residential mortgage loans, the Company’s primary credit quality indicator is whether the loan is performing or nonperforming. The Company generally defines nonperforming residential mortgage loans as those that are 60 or more days past due and/or in non-accrual status which is assessed monthly. Generally, nonperforming residential mortgage loans have a higher risk of experiencing a credit loss.
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment, were as follows:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
December 31, 2013:
Loan-to-value ratios:
Less than 65%	$24,585	$476	$596	$25,657	77.6%	$26,900	78.4%
65% to 75%	5,219	438	104	5,761	17.4	5,852	17.1
76% to 80%	444	157	189	790	2.4	776	2.3
Greater than 80%	583	205	76	864	2.6	769	2.2
Total	$30,831	$1,276	$965	$33,072	100.0%	$34,297	100.0%
December 31, 2012:
Loan-to-value ratios:
Less than 65%	$24,906	$452	$575	$25,933	77.7%	$27,894	78.8%
65% to 75%	4,254	641	108	5,003	15.0	5,218	14.7
76% to 80%	448	123	259	830	2.5	863	2.4
Greater than 80%	847	501	255	1,603	4.8	1,451	4.1
Total	$30,455	$1,717	$1,197	$33,369	100.0%	$35,426	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment, were as follows:

	December 31,
	2013		2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$10,165	92.2%	$10,628	92.5%
65% to 75%	659	6.0	514	4.5
76% to 80%	84	0.8	92	0.8
Greater than 80%	117	1.0	253	2.2
Total	$11,025	100.0%	$11,487	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $11.3 billion and $11.8 billion at December 31, 2013 and 2012, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment, were as follows:

	December 31,
	2013		2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$1,812	97.5%	$105	100.0%
Nonperforming	46	2.5	—	—
Total	$1,858	100.0%	$105	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $1.8 billion and $109 million at December 31, 2013 and 2012, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2013 and 2012. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In millions)
Commercial	$—	$—	$—	$—	$169	$83
Agricultural	44	116	—	53	47	67
Residential	46	—	—	—	46	—
Total	$90	$116	$—	$53	$262	$150

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Impaired Mortgage Loans
Impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at and for the years ended:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value	Average Recorded Investment	Interest Income
	(In millions)
December 31, 2013:
Commercial	$173	$169	$49	$120	$247	$246	$420	$366	$430	$12
Agricultural	64	62	7	55	35	34	99	89	151	9
Residential	—	—	—	—	5	4	5	4	2	—
Total	$237	$231	$56	$175	$287	$284	$524	$459	$583	$21

December 31, 2012:
Commercial	$367	$359	$84	$275	$82	$82	$449	$357	$384	$11
Agricultural	110	107	21	86	79	74	189	160	201	8
Residential	—	—	—	—	—	—	—	—	—	—
Total	$477	$466	$105	$361	$161	$156	$638	$517	$585	$19
Unpaid principal balance is generally prior to any charge-offs. Interest income recognized is primarily cash basis income. The average recorded investment for commercial, agricultural and residential mortgage loans was $257 million, $239 million and $0, respectively, for the year ended December 31, 2011; and interest income recognized for commercial, agricultural and residential mortgage loans was $5 million, $3 million and $0, respectively, for the year ended December 31, 2011.
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance recorded with the restructuring. Through the continuous monitoring process, a specific valuation allowance may have been recorded prior to the quarter when the mortgage loan is modified in a troubled debt restructuring. Accordingly, the carrying value (after specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. The number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Years Ended December 31,
	2013			2012
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		(In millions)			(In millions)
Commercial	1	$49	$49	1	$168	$152
Agricultural	2	24	24	5	17	16
Residential	27	5	5	—	—	—
Total	30	$78	$78	6	$185	$168
The Company had one residential mortgage loan modified in a troubled debt restructuring with a subsequent payment default with a carrying value of less than $1 million at December 31, 2013. There were no mortgage loans modified in a troubled debt restructuring with a subsequent payment default at December 31, 2012. Payment default is determined in the same manner as delinquency status as described above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships, loans to affiliates (see “- Related Party Investment Transactions”) and leveraged leases.
Leveraged Leases
Investment in leveraged leases consisted of the following at:

	December 31,
	2013	2012
	(In millions)
Rental receivables, net	$1,393	$1,465
Estimated residual values	853	927
Subtotal	2,246	2,392
Unearned income	(742)	(834)
Investment in leveraged leases, net of non-recourse debt	$1,504	$1,558
Rental receivables are generally due in periodic installments. The payment periods range from one to 15 years but in certain circumstances can be over 30 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2013 and 2012, all rental receivables were performing.
The deferred income tax liability related to leveraged leases was $1.4 billion at both December 31, 2013 and 2012.
The components of income from investment in leveraged leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Income from investment in leveraged leases	$60	$34	$101
Less: Income tax expense on leveraged leases	21	12	35
Investment income after income tax from investment in leveraged leases	$39	$22	$66
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $790 million and $1.1 billion at December 31, 2013 and 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Fixed maturity securities	$8,521	$19,120	$14,266
Fixed maturity securities with noncredit OTTI losses in AOCI	(149)	(256)	(522)
Total fixed maturity securities	8,372	18,864	13,744
Equity securities	83	(13)	(98)
Derivatives	361	1,052	1,293
Short-term investments	—	(2)	(10)
Other	5	18	45
Subtotal	8,821	19,919	14,974
Amounts allocated from:
Insurance liability loss recognition	(610)	(5,120)	(3,495)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	5	12	33
DAC and VOBA	(721)	(1,231)	(1,102)
Policyholder dividend obligation	(1,771)	(3,828)	(2,919)
Subtotal	(3,097)	(10,167)	(7,483)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	51	86	172
Deferred income tax benefit (expense)	(2,070)	(3,498)	(2,794)
Net unrealized investment gains (losses)	3,705	6,340	4,869
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$3,704	$6,339	$4,868
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2013	2012
	(In millions)
Balance at January 1,	$(256)	$(522)
Noncredit OTTI losses and subsequent changes recognized (1)	47	(22)
Securities sold with previous noncredit OTTI loss	114	122
Subsequent changes in estimated fair value	(54)	166
Balance at December 31,	$(149)	$(256)
______________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $40 million and ($26) million for the years ended December 31, 2013 and 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$6,339	$4,868	$2,418
Fixed maturity securities on which noncredit OTTI losses have been recognized	107	266	(103)
Unrealized investment gains (losses) during the year	(11,205)	4,679	9,248
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	4,510	(1,625)	(3,069)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(7)	(21)	6
DAC and VOBA	510	(129)	(269)
Policyholder dividend obligation	2,057	(909)	(2,043)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(35)	(86)	34
Deferred income tax benefit (expense)	1,428	(704)	(1,354)
Net unrealized investment gains (losses)	3,704	6,339	4,868
Net unrealized investment gains (losses) attributable to noncontrolling interests	—	—	—
Balance at December 31,	$3,704	$6,339	$4,868
Change in net unrealized investment gains (losses)	$(2,635)	$1,471	$2,450
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	—	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$(2,635)	$1,471	$2,450
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2013 and 2012.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2013	2012
	(In millions)
Securities on loan: (1)
Amortized cost	$18,829	$16,224
Estimated fair value	$19,153	$18,564
Cash collateral on deposit from counterparties (2)	$19,673	$19,036
Security collateral on deposit from counterparties (3)	$—	$46
Reinvestment portfolio — estimated fair value	$19,822	$19,392
______________

(1)	Included within fixed maturity securities, short-term investments and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity and equity securities, and trading and FVO securities, and at carrying value for mortgage loans at:

	December 31,
	2013	2012
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,338	$1,555
Invested assets pledged as collateral (1)	19,555	19,812
Total invested assets on deposit and pledged as collateral	$20,893	$21,367
______________

(1)	The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), and derivative transactions (see Note 9).
See “— Securities Lending” for securities on loan and Note 7 for investments designated to the closed block.
Purchased Credit Impaired Investments
Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired (“PCI”) investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI.
The Company’s PCI fixed maturity securities were as follows at:

	December 31,
	2013	2012
	(In millions)
Outstanding principal and interest balance (1)	$4,653	$4,335
Carrying value (2)	$3,601	$3,441
______________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about PCI fixed maturity securities acquired during the periods indicated:

	Years Ended December 31,
	2013	2012
	(In millions)
Contractually required payments (including interest)	$1,612	$1,911
Cash flows expected to be collected (1)	$1,248	$1,436
Fair value of investments acquired	$841	$936
______________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

The following table presents activity for the accretable yield on PCI fixed maturity securities for:

	Years Ended December 31,
	2013	2012
	(In millions)
Accretable yield, January 1,	$2,357	$1,978
Investments purchased	407	500
Accretion recognized in earnings	(236)	(181)
Disposals	(144)	(84)
Reclassification (to) from nonaccretable difference	47	144
Accretable yield, December 31,	$2,431	$2,357
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $8.8 billion at December 31, 2013. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $2.7 billion at December 31, 2013. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations for two of the three most recent annual periods: 2013 and 2011. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2013, 2012 and 2011. Aggregate total assets of these entities totaled $280.7 billion and $259.4 billion at December 31, 2013 and 2012, respectively. Aggregate total liabilities of these entities totaled $23.5 billion and $22.2 billion at December 31, 2013 and 2012, respectively. Aggregate net income (loss) of these entities totaled $25.0 billion, $16.5 billion and $8.4 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Variable Interest Entities
The Company has invested in certain structured transactions (including CSEs) that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity.
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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2013 and 2012. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	December 31,
	2013		2012
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,181	$443	$11	$14
Fixed maturity securities (2)	159	80	172	83
Other invested assets	82	7	85	—
Other limited partnership interests	61	—	189	1
CSEs (assets (primarily securities) and liabilities (primarily debt)) (3)	23	22	51	50
Total	$1,506	$552	$508	$148
______________

(1)
The Company consolidated an open ended core real estate fund formed in the fourth quarter of 2013, which represented the majority of the balances at December 31, 2013. Assets of the real estate fund are a real estate investment trust which holds primarily traditional core income-producing real estate which have associated liabilities that are primarily non-recourse debt secured by certain real estate assets of the fund. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its investment in the real estate fund of $178 million at carrying value at December 31, 2013. The long-term debt bears interest primarily at fixed rates ranging from 1.39% to 4.45%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for the year ended December 31, 2013.

(2)
The Company consolidates certain fixed maturity securities purchased in an investment vehicle which was partially funded with affiliated long-term debt. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was $2 million and $1 million for the years ended December 31, 2013 and 2012, respectively. There was no interest expense for the year ended December 31, 2011.

(3)
The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both December 31, 2013 and 2012. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was $3 million, $4 million and $9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2013		2012
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$40,910	$40,910	$42,936	$42,936
U.S. and foreign corporate	2,251	2,251	2,566	2,566
Other limited partnership interests	3,168	4,273	2,966	3,880
Other invested assets	1,498	1,852	1,068	1,381
Real estate joint ventures	31	31	34	40
Total	$47,858	$49,317	$49,570	$50,803
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $257 million and $315 million at December 31, 2013 and 2012, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor.
As described in Note 17, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2013, 2012 and 2011.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Investment income:
Fixed maturity securities	$8,279	$8,295	$8,225
Equity securities	78	68	73
Trading and FVO securities (1)	43	77	29
Mortgage loans	2,405	2,528	2,401
Policy loans	440	451	479
Real estate and real estate joint ventures	699	593	493
Other limited partnership interests	633	555	435
Cash, cash equivalents and short-term investments	32	19	12
International joint ventures	(4)	(2)	(1)
Other	21	7	112
Subtotal	12,626	12,591	12,258
Less: Investment expenses	844	743	652
Subtotal, net	11,782	11,848	11,606
FVO CSEs - interest income:
Securities	3	4	9
Subtotal	3	4	9
Net investment income	$11,785	$11,852	$11,615
______________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income were $4 million, $44 million and $2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

See “— Variable Interest Entities” for discussion of CSEs.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$(48)	$(29)	$—
Consumer	(12)	(19)	(40)
Finance	(4)	(21)	(37)
Communications	(2)	(18)	(26)
Industrial	—	(4)	(8)
Transportation	—	(1)	—
Total U.S. and foreign corporate securities	(66)	(92)	(111)
RMBS	(62)	(70)	(78)
CMBS	—	(28)	(9)
ABS	—	(2)	(28)
Foreign government	—	—	(1)
OTTI losses on fixed maturity securities recognized in earnings	(128)	(192)	(227)
Fixed maturity securities — net gains (losses) on sales and disposals	177	16	107
Total gains (losses) on fixed maturity securities	49	(176)	(120)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(17)	—	(33)
Common stock	(2)	(7)	(8)
OTTI losses on equity securities recognized in earnings	(19)	(7)	(41)
Equity securities — net gains (losses) on sales and disposals	6	15	44
Total gains (losses) on equity securities	(13)	8	3
Trading and FVO securities — FVO general account securities	11	11	(2)
Mortgage loans	31	84	133
Real estate and real estate joint ventures	(15)	(27)	133
Other limited partnership interests	(41)	(35)	11
Other investment portfolio gains (losses)	5	(192)	(4)
Subtotal — investment portfolio gains (losses)	27	(327)	154
FVO CSEs:
Securities	2	—	—
Long-term debt — related to securities	(2)	(7)	(8)
Non-investment portfolio gains (losses)	21	4	(14)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	21	(3)	(22)
Total net investment gains (losses)	$48	$(330)	$132
______________
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were less than $1 million, $2 million and $21 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Years Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	Fixed Maturity Securities			Equity Securities			Total
	(In millions)
Proceeds	$45,538	$29,472	$34,015	$144	$126	$771	$45,682	$29,598	$34,786
Gross investment gains	$556	$327	$445	$25	$23	$86	$581	$350	$531
Gross investment losses	(379)	(311)	(338)	(19)	(8)	(42)	(398)	(319)	(380)
Total OTTI losses:
Credit-related	(115)	(125)	(183)	—	—	—	(115)	(125)	(183)
Other (1)	(13)	(67)	(44)	(19)	(7)	(41)	(32)	(74)	(85)
Total OTTI losses	(128)	(192)	(227)	(19)	(7)	(41)	(147)	(199)	(268)
Net investment gains (losses)	$49	$(176)	$(120)	$(13)	$8	$3	$36	$(168)	$(117)
______________

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

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2013	2012
	(In millions)
Balance at January 1,	$285	$316
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	4	38
Additional impairments — credit loss OTTI recognized on securities previously impaired	54	45
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(65)	(95)
Securities impaired to net present value of expected future cash flows	—	(17)
Increases in cash flows — accretion of previous credit loss OTTI	(1)	(2)
Balance at December 31,	$277	$285
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$781	$4	$170
Amortized cost of invested assets transferred to affiliates	$688	$4	$164
Net investment gains (losses) recognized on transfers	$93	$—	$6
Estimated fair value of invested assets transferred from affiliates	$882	$—	$132

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Included within the transfers to affiliates in 2013 and transfers from affiliates in 2013 was $751 million and $739 million, respectively, related to the establishment of a custodial account to secure certain policyholder liabilities. See Note 20.
The Company purchased from MetLife Bank, $1.5 billion of fixed maturity securities, at estimated fair value, for cash during the year ended December 31, 2012. See “— Mortgage Loans” for information on additional purchases from this affiliate.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $172 million, $158 million and $164 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company also had additional affiliated net investment income of $4 million, $4 million and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has affiliated loans outstanding, which are included in other invested assets, totaling $1.5 billion  at both December 31, 2013 and 2012. At December 31, 2011, the loans were outstanding with Exeter. During 2012, MetLife, Inc. assumed this affiliated debt from Exeter. One loan matured on September 30, 2012 and was replaced by a new loan on October 1, 2012. The loans, which bear interest at a fixed rate, payable semiannually are due as follows: $500 million  at 6.44% due on June 30, 2014, $250 million  at 3.57% due on October 1, 2019, $250 million  at 7.44% due on September 30, 2016, $150 million  at 5.64% due July 15, 2021 and $375 million  at 5.86% due December 16, 2021. Net investment income from these loans was $90 million, $93 million and $69 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has a loan outstanding to Exeter, which is included in other invested assets, totaling $75 million at both December 31, 2013 and 2012. This loan is due on December 30, 2014 and bears interest on a weighted average of 6.80%. Net investment income from this loan was $5 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.
9. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 10 for information about the fair value hierarchy for derivatives.
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
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

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
Foreign Currency Exchange Rate Derivatives
The Company uses foreign currency exchange rate derivatives including foreign currency swaps, and foreign currency forwards to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies.  In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow and non-qualifying hedging relationships.
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
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Equity Derivatives

To a lesser extent the Company uses equity index options in non-qualifying hedging relationships.

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2013			2012
			Estimated Fair Value			Estimated Fair Value
		Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,940	$1,277	$68	$4,824	$1,893	$79
Foreign currency swaps	Foreign currency exchange rate	2,591	252	122	3,064	332	71
Subtotal		8,531	1,529	190	7,888	2,225	150
Cash flow hedges:
Interest rate swaps	Interest rate	2,584	77	109	2,984	606	—
Interest rate forwards	Interest rate	205	3	3	265	58	—
Foreign currency swaps	Foreign currency exchange rate	10,560	374	500	7,595	198	246
Subtotal		13,349	454	612	10,844	862	246
Total qualifying hedges		21,880	1,983	802	18,732	3,087	396
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	59,022	1,320	732	41,008	1,978	854
Interest rate floors	Interest rate	38,220	323	234	33,870	737	493
Interest rate caps	Interest rate	29,809	141	—	40,434	63	—
Interest rate futures	Interest rate	105	—	—	2,476	—	10
Interest rate options	Interest rate	4,849	120	8	4,862	336	2
Synthetic GICs	Interest rate	4,409	—	—	4,162	—	—
Foreign currency swaps	Foreign currency exchange rate	7,267	79	492	6,411	137	532
Foreign currency forwards	Foreign currency exchange rate	4,261	44	32	2,131	16	26
Currency options	Foreign currency exchange rate	—	—	—	129	1	—
Credit default swaps - purchased	Credit	1,506	7	21	1,463	7	14
Credit default swaps - written	Credit	6,600	124	1	6,230	55	5
Equity options	Equity market	1,147	—	—	630	1	—
Total non-designated or non-qualifying derivatives		157,195	2,158	1,520	143,806	3,331	1,936
Total		$179,075	$4,141	$2,322	$162,538	$6,418	$2,332

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2013 and 2012. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; and (iii) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes in the consolidated statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Derivatives and hedging gains (losses) (1)	$(1,205)	$77	$2,040
Embedded derivatives	135	598	(462)
Total net derivative gains (losses)	$(1,070)	$675	$1,578
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Qualifying hedges:
Net investment income	$129	$108	$96
Interest credited to policyholder account balances	148	146	173
Non-qualifying hedges:
Net investment income	(6)	(6)	(8)
Net derivative gains (losses)	450	314	179
Total	$721	$562	$440

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)
	(In millions)
Year Ended December 31, 2013:
Interest rate derivatives	$(1,753)	$—
Foreign currency exchange rate derivatives	(69)	—
Credit derivatives — purchased	(6)	(14)
Credit derivatives — written	100	1
Equity derivatives	—	(22)
Total	$(1,728)	$(35)
Year Ended December 31, 2012:
Interest rate derivatives	$(83)	$—
Foreign currency exchange rate derivatives	(252)	—
Credit derivatives — purchased	(72)	(15)
Credit derivatives — written	105	—
Equity derivatives	—	(12)
Total	$(302)	$(27)
Year Ended December 31, 2011:
Interest rate derivatives	$1,679	$—
Foreign currency exchange rate derivatives	103	—
Credit derivatives — purchased	74	6
Credit derivatives — written	(61)	(1)
Equity derivatives	—	(14)
Total	$1,795	$(9)
______________

(1)
Changes in estimated fair value related to economic hedges of equity method investments in joint ventures, and changes in estimated fair value related to derivatives held in relation to trading portfolios.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2013:
Interest rate swaps:	Fixed maturity securities	$34	$(33)	$1
	Policyholder liabilities (1)	(800)	807	7
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(12)	1
	Foreign-denominated PABs (2)	(98)	112	14
Total		$(851)	$874	$23
Year Ended December 31, 2012:
Interest rate swaps:	Fixed maturity securities	$2	$(3)	$(1)
	Policyholder liabilities (1)	(72)	89	17
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	32	(41)	(9)
Total		$(39)	$46	$7
Year Ended December 31, 2011:
Interest rate swaps:	Fixed maturity securities	$(18)	$18	$—
	Policyholder liabilities (1)	1,019	(994)	25
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	3	4
	Foreign-denominated PABs (2)	28	(55)	(27)
Total		$1,030	$(1,028)	$2
______________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were not significant for the year ending December 31, 2013, and were $1 million and $3 million for the years ended December 31, 2012 and 2011, respectively.
At December 31, 2013 and 2012, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years and eight years, respectively.
At December 31, 2013 and 2012, the balance in AOCI associated with cash flow hedges was $361 million and $1.1 billion, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains Losses)Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2013:
Interest rate swaps	$(511)	$20	$8	$(3)
Interest rate forwards	(43)	1	2	—
Foreign currency swaps	(120)	(15)	(3)	2
Credit forwards	(3)	—	1	—
Total	$(677)	$6	$8	$(1)
Year Ended December 31, 2012:
Interest rate swaps	$(55)	$3	$4	$1
Interest rate forwards	(1)	—	2	—
Foreign currency swaps	(187)	(7)	(5)	(5)
Credit forwards	—	—	1	—
Total	$(243)	$(4)	$2	$(4)
Year Ended December 31, 2011:
Interest rate swaps	$919	$—	$1	$1
Interest rate forwards	128	22	2	2
Foreign currency swaps	166	7	(5)	1
Credit forwards	18	1	—	—
Total	$1,231	$30	$(2)	$4
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2013, ($17) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6.6 billion and $6.2 billion at December 31, 2013 and 2012, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2013 and 2012, the Company would have received $123 million and $50 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2013			2012
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$6	$395	2.6	$7	$573	2.5
Credit default swaps referencing indices	20	2,089	1.6	31	2,064	2.1
Subtotal	26	2,484	1.7	38	2,637	2.2
Baa
Single name credit default swaps (corporate)	16	874	3.2	4	835	3.2
Credit default swaps referencing indices	52	2,898	4.7	6	2,469	4.9
Subtotal	68	3,772	4.4	10	3,304	4.5
Ba
Single name credit default swaps (corporate)	—	5	3.8	—	25	2.7
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	5	3.8	—	25	2.7
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	29	339	4.9	2	264	4.9
Subtotal	29	339	4.9	2	264	4.9
Total	$123	$6,600	3.4	$50	$6,230	3.5
______________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $6.6 billion and $6.2 billion from the table above were $70 million and $120 million at December 31, 2013 and 2012, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at both December 31, 2013 and 2012.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

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
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are generally governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, the Company is permitted to set-off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives.

The Company’s OTC-cleared derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis, and the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives.
See Note 10 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair value of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral was as follows at:

	December 31, 2013		December 31, 2012
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$4,026	$2,232	$6,556	$2,408
OTC-cleared (1)	251	117	—	—
Exchange-traded	—	—	—	10
Total gross estimated fair value of derivatives (1)	4,277	2,349	6,556	2,418
Amounts offset in the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented in the consolidated balance sheets (1)	4,277	2,349	6,556	2,418
Gross amounts not offset in the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,844)	(1,844)	(2,083)	(2,083)
OTC-cleared	(114)	(114)	—	—
Exchange-traded	—	—	—	—
Cash collateral: (3)
OTC-bilateral	(1,143)	(3)	(3,425)	(1)
OTC-cleared	(128)	(3)	—	—
Exchange-traded	—	—	—	(10)
Securities collateral: (4)
OTC-bilateral	(1,024)	(319)	(1,048)	(261)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$24	$66	$—	$63
__________________

(1)
At December 31, 2013 and 2012, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $136 million and $138 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $27 million and $86 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions in the consolidated balance sheets. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables in the consolidated balance sheets. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2013 and 2012, the Company received excess cash collateral of $47 million and $0, respectively, and provided excess cash collateral of $3 million and $25 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at December 31, 2013 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities in the consolidated balance sheets. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2013 and 2012, the Company received excess securities collateral with an estimated fair value of $106 million and $139 million, respectively, for its OTC-bilateral derivatives which are not included in the table above due to the foregoing limitation. At December 31, 2013 and 2012, the Company provided excess securities collateral with an estimated fair value of $25 million and $0 , respectively, for its OTC-bilateral derivatives, and $106 million and $0, respectively, for its OTC-cleared derivatives, which are not included in the table above due to the foregoing limitation. At both December 31, 2013 and 2012, the Company did not pledge any securities collateral for its exchange traded derivatives.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include financial strength-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength ratings of the Company and/or the credit ratings of the counterparty. In addition, certain of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that the Company would be required to provide if there was a one notch downgrade in the Company’s financial strength rating at the reporting date or if the Company’s financial strength rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

		Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
December 31, 2013:
Derivatives subject to financial strength-contingent provisions	$354	$344	$—	$—	$5
Derivatives not subject to financial strength-contingent provisions	4	—	3	—	—
Total	$358	$344	$3	$—	$5
December 31, 2012:
Derivatives subject to financial strength-contingent provisions	$263	$261	$—	$—	$1
Derivatives not subject to financial strength-contingent provisions	—	—	1	—	—
Total	$263	$261	$1	$—	$1
______________

(1)	After taking into consideration the existence of netting agreements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Embedded Derivatives

The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; funds withheld on ceded reinsurance and affiliated funds withheld on ceded reinsurance; funding agreements with equity or bond indexed crediting rates; and certain debt and equity securities.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2013	2012
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$(62)	$1,362
Options embedded in debt or equity securities	Investments	(106)	(55)
Net embedded derivatives within asset host contracts		$(168)	$1,307
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(868)	$(92)
Funds withheld on ceded reinsurance	Other liabilities	758	1,563
Other	PABs	4	16
Net embedded derivatives within liability host contracts		$(106)	$1,487
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net derivative gains (losses) (1), (2)	$135	$598	$(462)
______________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were ($42) million, ($71) million and $88 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $125 million, $122 million and ($219) million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	See Note 6 for discussion of affiliated net derivative gains (losses) included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value
When developing estimated fair values, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs, giving priority to observable inputs. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the significant input with the lowest level in its valuation. The input levels are as follows:

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities.

Level 2
Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. These inputs can include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other significant inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the determination of estimated fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, or the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.
Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below.

	December 31, 2013
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$58,960	$5,269	$64,229
U.S. Treasury and agency	15,858	14,624	62	30,544
Foreign corporate	—	25,558	3,198	28,756
RMBS	—	22,197	2,513	24,710
CMBS	—	7,946	430	8,376
ABS	—	5,298	2,526	7,824
State and political subdivision	—	5,777	—	5,777
Foreign government	—	3,256	274	3,530
Total fixed maturity securities	15,858	143,616	14,272	173,746
Equity securities:
Common stock	361	753	50	1,164
Non-redeemable preferred stock	—	450	278	728
Total equity securities	361	1,203	328	1,892
Trading and FVO securities:
Actively Traded Securities	2	648	12	662
FVO general account securities	—	24	14	38
FVO securities held by CSEs	—	23	—	23
Total trading and FVO securities	2	695	26	723
Short-term investments (1)	1,387	4,224	175	5,786
Residential mortgage loans — FVO	—	—	338	338
Derivative assets: (2)
Interest rate	—	3,258	3	3,261
Foreign currency exchange rate	—	735	14	749
Credit	—	108	23	131
Equity market	—	—	—	—
Total derivative assets	—	4,101	40	4,141
Net embedded derivatives within asset host contracts (3)	—	—	(62)	(62)
Separate account assets (4)	28,422	105,165	1,209	134,796
Total assets	$46,030	$259,004	$16,326	$321,360
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$1,150	$4	$1,154
Foreign currency exchange rate	—	1,146	—	1,146
Credit	—	22	—	22
Equity market	—	—	—	—
Total derivative liabilities	—	2,318	4	2,322
Net embedded derivatives within liability host contracts (3)	—	4	(110)	(106)
Long-term debt	—	79	43	122
Long-term debt of CSEs	—	—	28	28
Trading liabilities (5)	260	2	—	262
Total liabilities	$260	$2,403	$(35)	$2,628

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

	December 31, 2012
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
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
Liabilities
Derivative liabilities: (2)
Interest rate	$10	$1,428	$—	$1,438
Foreign currency exchange rate	—	874	1	875
Credit	—	19	—	19
Total derivative liabilities	10	2,321	1	2,332
Net embedded derivatives within liability host contracts (3)	—	16	1,471	1,487
Long-term debt	—	—	—	—
Long-term debt of CSEs	—	—	44	44
Trading liabilities (5)	163	—	—	163
Total liabilities	$173	$2,337	$1,516	$4,026
______________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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

(3)
Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables in the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within PABs and other liabilities in the consolidated balance sheets. At December 31, 2013 and 2012, equity securities also included embedded derivatives of ($106) million and ($55) million, respectively.

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

Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third party pricing providers and the controls and procedures to evaluate third party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committees of Metropolitan Life Insurance Company’s and MetLife, Inc.’s Boards of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent 1% of the total estimated fair value of fixed maturity securities and 12% of the total estimated fair value of Level 3 fixed maturity securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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
Level 2 Valuation Techniques and Key Inputs:
These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Long-term Debt and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are certain mutual funds and hedge funds without readily determinable fair values as prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported NAV provided by the fund managers.
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
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2013, transfers between Levels 1 and 2 were not significant. There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at December 31, 2012.
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
Transfers out of Level 3 for fixed maturity securities and mortgage loans resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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

					December 31, 2013				December 31, 2012				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities: (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(10)	-	240	38	(50)	-	500	84	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(1,489)	-	876	193	(1,416)	-	830	285	Decrease
			•	Offered quotes (5)	4	-	104	100	—	-	178	139	Increase
	•	Consensus pricing	•	Offered quotes (5)	33	-	140	98	35	-	105	91	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	(136)	-	3,609	286	9	-	2,980	541	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	22	-	100	98	13	-	100	99	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	69	-	101	93	28	-	100	75	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	215	-	2,025	475	35	-	4,750	486	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	89	-	104	99	100	-	104	102	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	90	-	101	96					Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	30	-	1,878	119	—	-	1,829	105	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	106	101	40	-	102	99	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	56	-	106	98	—	-	111	97	Increase (6)
Foreign government	•	Matrix pricing	•	Credit spreads (4)					111	-	111	111	Decrease
	•	Market pricing	•	Quoted prices (5)	77	-	108	87	77	-	101	87	Increase
	•	Consensus pricing	•	Offered quotes (5)	104	-	140	118	82	-	158	130	Increase
Derivatives:
Interest rate	•	Present value techniques	•	Swap yield (7)	401	-	450		186	-	332		Increase (11)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	580	-	767		647	-	795		Increase (11)
			•	Correlation (8)	38%	-	47%		43%	-	57%
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	101		100	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives:
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.05%	-	0.64%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.32%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (13)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (13)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (14)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.03%	-	0.44%		0.10%	-	0.67%		Decrease (17)

______________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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

(10)	At both December 31, 2013 and 2012, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO and long-term debt of CSEs — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Year Ended December 31, 2013:
Balance at January 1,	$5,460	$71	$3,054	$1,702	$402	$1,923	$—	$282
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	1	30	(1)	—	—	4
Net investment gains (losses)	(37)	—	(22)	(2)	—	4	—	2
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(36)	(3)	3	140	2	(27)	—	(45)
Purchases (3)	1,188	—	842	1,001	221	1,133	—	69
Sales (3)	(862)	(6)	(646)	(328)	(66)	(429)	—	(37)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	717	—	250	41	74	1	—	1
Transfers out of Level 3 (4)	(1,163)	—	(284)	(71)	(202)	(79)	—	(2)
Balance at December 31,	$5,269	$62	$3,198	$2,513	$430	$2,526	$—	$274
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$1	$—	$—	$35	$(1)	$—	$—	$4
Net investment gains (losses)	$(40)	$—	$—	$(3)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and FVO Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Year Ended December 31, 2013:
Balance at January 1,	$60	$281	$6	$26	$252	$—	$940
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	5	—	1	—
Net investment gains (losses)	20	(30)	—	6	(23)	—	42
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(5)	84	—	—	19	—	—
Purchases (3)	5	17	9	—	174	339	185
Sales (3)	(31)	(74)	—	(23)	(247)	(2)	(204)
Issuances (3)	—	—	—	—	—	—	72
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	1	—	—	—	—	—	236
Transfers out of Level 3 (4)	—	—	(3)	—	—	—	(62)
Balance at December 31,	$50	$278	$12	$14	$175	$338	$1,209
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$5	$—	1	$—
Net investment gains (losses)	$—	$(17)	$—	$—	$1	—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs
	(In millions)
Year Ended December 31, 2013:
Balance at January 1,	$58	$37	$33	$(109)	$—	$(44)
Total realized/unrealized gains(losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(2)
Net derivative gains (losses)	(3)	(24)	(8)	102	—	—
OCI	(44)	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	(1)	—	(43)	—
Settlements (3)	(12)	1	(1)	55	—	18
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance at December 31,	$(1)	$14	$23	$48	$(43)	$(28)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$(2)
Net derivative gains (losses)	$—	$(24)	$(5)	$115	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Year Ended December 31, 2012:
Balance at January 1,	$4,919	$25	$2,258	$691	$219	$1,146	$—	$291
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	—	6	27	—	1	—	5
Net investment gains (losses)	(2)	—	(52)	(5)	(7)	(1)	—	(5)
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	173	—	142	220	(3)	(3)	—	19
Purchases (3)	1,282	47	1,213	892	268	953	—	2
Sales (3)	(848)	(1)	(489)	(242)	(167)	(157)	—	(55)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	559	—	99	131	104	4	—	25
Transfers out of Level 3 (4)	(630)	—	(123)	(12)	(12)	(20)	—	—
Balance at December 31,	$5,460	$71	$3,054	$1,702	$402	$1,923	$—	$282
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$4	$—	$5	$27	$—	$1	$—	$5
Net investment gains (losses)	$(3)	$—	$(13)	$(2)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and FVO Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Year Ended December 31, 2012:
Balance at January 1,	$104	$293	$—	$14	$134	$—	$1,082
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	12	—	—	—
Net investment gains (losses)	7	(1)	—	—	—	—	84
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(7)	16	—	—	(19)	—	—
Purchases (3)	10	5	6	—	246	—	171
Sales (3)	(24)	(32)	—	—	(106)	—	(379)
Issuances (3)	—	—	—	—	—	—	2
Settlements (3)	—	—	—	—	—	—	(1)
Transfers into Level 3 (4)	1	—	—	—	5	—	24
Transfers out of Level 3 (4)	(31)	—	—	—	(8)	—	(43)
Balance at December 31,	$60	$281	$6	$26	$252	$—	$940
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$12	$—	$—	$—
Net investment gains (losses)	$(4)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt of CSEs
	(In millions)
Year Ended December 31, 2012:
Balance at January 1,	$67	$56	$1	$(790)	$(116)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	(7)
Net derivative gains (losses)	17	(19)	38	629	—
OCI	(1)	—	—	—	—
Purchases (3)	—	—	—	—	—
Sales (3)	—	—	—	—	—
Issuances (3)	—	—	(3)	—	—
Settlements (3)	(25)	—	(3)	52	79
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance at December 31,	$58	$37	$33	$(109)	$(44)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$(7)
Net derivative gains (losses)	$—	$(19)	$36	$636	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities:
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Year Ended December 31, 2011:
Balance at January 1,	$5,063	$44	$2,796	$1,985	$161	$1,514	$1	$171
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	4	—	7	10	—	2	—	6
Net investment gains (losses)	(15)	—	16	(10)	(1)	(12)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	258	2	(24)	(52)	28	42	—	17
Purchases (3)	789	—	915	78	106	670	—	118
Sales (3)	(653)	(1)	(1,129)	(127)	(86)	(370)	—	(21)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	122	—	155	—	11	11	—	—
Transfers out of Level 3 (4)	(649)	(20)	(478)	(1,193)	—	(711)	(1)	—
Balance at December 31,	$4,919	$25	$2,258	$691	$219	$1,146	$—	$291
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$4	$—	$5	$11	$—	$2	$—	$5
Net investment gains (losses)	$(27)	$—	$(22)	$(10)	$—	$(9)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities:		Trading and FVO Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Year Ended December 31, 2011:
Balance at January 1,	$79	$633	$10	$50	$379	$—	$1,509
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	(6)	1	—	—
Net investment gains (losses)	11	(45)	—	—	(1)	—	101
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	11	1	—	—	134	—	—
Purchases (3)	22	2	—	—	(379)	—	188
Sales (3)	(20)	(298)	(8)	(30)	—	—	(482)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	1	—	—	—	—	—	18
Transfers out of Level 3 (4)	—	—	(2)	—	—	—	(252)
Balance at December 31,	$104	$293	$—	$14	$134	$—	$1,082
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$(6)	$1	$—	$—
Net investment gains (losses)	$(6)	$(16)	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives: (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt of CSEs
	(In millions)
Year Ended December 31, 2011:
Balance at January 1,	$(23)	$46	$33	$(382)	$(184)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	(8)
Net derivative gains (losses)	(7)	10	(33)	(458)	—
OCI	130	—	14	—	—
Purchases (3)	—	—	—	—	—
Sales (3)	—	—	—	—	—
Issuances (3)	—	—	(2)	—	—
Settlements (3)	(33)	—	(11)	50	76
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance at December 31,	$67	$56	$1	$(790)	$(116)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$(8)
Net derivative gains (losses)	$(13)	$10	$(32)	$(454)	$—
______________

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
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

Fair Value Option
The following table presents information for residential mortgage loans, which are accounted for under the FVO, and were initially measured at fair value.

	December 31,
	2013	2012
	(In millions)
Unpaid principal balance	$508	$—
Difference between estimated fair value and unpaid principal balance	(170)	—
Carrying value at estimated fair value (1)	$338	$—
Loans in non-accrual status	$—	$—
Loans more than 90 days past due	$81	$—
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(82)	$—
______________

(1)	Interest income, changes in estimated fair value and gains or losses on sales are recognized in net investment income. Changes in estimated fair value for these loans were due to the following:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$(1)	$—	$—
Other changes in estimated fair value	1	—	—
Total gains (losses) recognized in net investment income	$—	$—	$—
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In millions)
Contractual principal balance	$123	$—	$42	$60
Difference between estimated fair value and contractual principal balance	(1)	—	(14)	(16)
Carrying value at estimated fair value (1)	$122	$—	$28	$44
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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

	At December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$175	$361	$143	$24	$(16)	$(25)
Other limited partnership interests (2)	$71	$48	$8	$(40)	$(30)	$(3)
Real estate joint ventures (3)	$2	$8	$—	$(1)	$(4)	$—
Goodwill (4)	$—	$—	$—	$—	$(10)	$—
______________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2013 and 2012 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate and mezzanine debt. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both December 31, 2013 and 2012 were not significant.

(4)
As discussed in Note 11, in 2012, the Company recorded an impairment of goodwill associated with the Retail Annuities reporting unit. This impairment has been categorized as Level 3 due to the significant unobservable inputs used in the determination of the estimated fair value.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans:
Held-for-investment	$45,683	$—	$—	$47,366	$47,366
Held-for-sale	3	—	—	3	3
Mortgage loans, net	$45,686	$—	$—	$47,369	$47,369
Policy loans	$8,421	$—	$786	$8,767	$9,553
Real estate joint ventures	$47	$—	$—	$70	$70
Other limited partnership interests	$865	$—	$—	$1,013	$1,013
Other invested assets	$2,017	$87	$1,752	$176	$2,015
Premiums, reinsurance and other receivables	$14,210	$—	$15	$14,906	$14,921
Liabilities
PABs	$70,205	$—	$—	$72,236	$72,236
Long-term debt	$2,655	$—	$2,956	$—	$2,956
Other liabilities	$19,601	$—	$310	$19,787	$20,097
Separate account liabilities	$57,935	$—	$57,935	$—	$57,935

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

	December 31, 2012
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
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
Liabilities
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
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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
Long-term Debt
The estimated fair values of long-term debt is principally determined using market standard valuation methodologies.Valuations are based primarily on quoted prices in markets that are not active or using matrix pricing that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using discounted cash flow methodologies use standard market observable inputs including market yield curve, duration, observable prices and spreads for similar publicly traded or privately traded issues.
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
Notes to the Consolidated Financial Statements — (Continued)

10. Fair Value (continued)

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
11. Goodwill
Goodwill, which is included in other assets, is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Step 1 of the goodwill impairment process requires a comparison of the fair value of a reporting unit to its carrying value. In performing the Company’s goodwill impairment tests, the estimated fair values of the reporting units are first determined using a market multiple valuation approach. When further corroboration is required, the Company uses a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.
The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected operating earnings of the reporting unit. The discounted cash flow valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that the Company believes is appropriate for the respective reporting unit.
The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Declines in the estimated fair value of the Company’s reporting units could result in goodwill impairments in future periods which could materially adversely affect the Company’s results of operations or financial position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

11. Goodwill (continued)

During the 2013 annual goodwill impairment tests, the Company concluded that the fair values of all reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.
Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Balance at January 1, 2012
Goodwill	$37	$68	$2	$4	$111
Accumulated impairment	—	—	—	—	—
Total goodwill, net	$37	$68	$2	$4	$111
Impairments (1)	$(10)	$—	$—	$—	$(10)
Balance at December 31, 2012
Goodwill	$37	$68	$2	$4	$111
Accumulated impairment	(10)	—	—	—	(10)
Total goodwill, net	$27	$68	$2	$4	$101
Balance at December 31, 2013
Goodwill	37	68	2	4	111
Accumulated impairment	(10)	—	—	—	(10)
Total goodwill, net	$27	$68	$2	$4	$101
______________

(1)
For the year ended December 31, 2012, a non-cash charge of $10 million, which had no impact on income taxes, was recorded in other expenses for the impairment of the entire goodwill balance for the Retail Annuities reporting unit.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

12. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

	Interest Rates (1)
	Range	Weighted Average	Maturity	December 31,
				2013	2012
				(In millions)
Surplus notes - affiliated	3.00% - 7.38%	6.51%	2014 - 2037	$1,100	$1,099
Surplus notes	7.63% - 7.88%	7.84%	2015 - 2025	701	700
Mortgage loans - affiliated	2.12% - 7.26%	5.38%	2015 - 2020	364	306
Senior notes - affiliated (2)	0.93% - 2.86%	2.07%	2021 - 2022	79	80
Other notes (3)	1.39% - 8.00%	3.06%	2014 - 2027	533	91
Capital lease obligations				23	25
Total long-term debt (4)				2,800	2,301
Total short-term debt				175	100
Total				$2,975	$2,401
______________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2013.

(2)	During 2012, a consolidated VIE issued $80 million of long-term debt to an affiliate. See Note 8.

(3)	The Company consolidated an open ended core real estate fund formed in the fourth quarter of 2013. During 2013, this consolidated VIE issued $373 million of long-term debt. See Note 8.

(4)	Excludes $28 million and $44 million of long-term debt relating to CSEs at December 31, 2013 and 2012, respectively. See Note 8.
The aggregate maturities of long-term debt at December 31, 2013 for the next five years and thereafter are $258 million in 2014, $530 million in 2015, $5 million in 2016, $65 million in 2017, $37 million in 2018 and $1.9 billion thereafter.
Capital lease obligations and mortgage loans are collateralized and rank highest in priority, followed by unsecured senior debt which consists of senior notes and other notes. Payments of interest and principal on the Company’s surplus notes are subordinate to all other obligations. Payments of interest and principal on surplus notes may be made only with the prior approval of the insurance department of the state of domicile.
Certain of the Company’s debt instruments, and its credit and committed facilities, contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all such covenants at December 31, 2013.
Surplus Notes - Affiliated
In April 2011, Metropolitan Life Insurance Company repaid in cash a $775 million surplus note issued to MetLife, Inc., with an original maturity of December 2011. The early redemption was approved by the Superintendent.
Capital Notes - Affiliated
In December 2011, Metropolitan Life Insurance Company repaid in cash $500 million of capital notes issued to MetLife, Inc.
Mortgage Loans - Affiliated
In December 2011, a wholly-owned real estate subsidiary of the Company issued a mortgage loan for $110 million to MICC. This affiliated mortgage loan is secured by real estate held by the subsidiary for investment. This mortgage loan bears interest at a rate of one-month LIBOR plus 1.95%, which is payable quarterly through maturity in 2015.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

12. Long-term and Short-term Debt (continued)

Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2013	2012
	(In millions)
Commercial paper	$175	$100
Average daily balance	$103	$119
Average days outstanding	55 days	40 days
During the years ended December 31, 2013, 2012 and 2011, the weighted average interest rate on short-term debt was 0.12%, 0.17% and 0.16%, respectively.
Interest Expense
Interest expense related to long-term and short-term debt included in other expenses was $150 million, $148 million and $185 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts include $91 million, $89 million and $125 million of interest expense related to affiliated debt for the years ended December 31, 2013, 2012 and 2011, respectively. Such amounts do not include interest expense on long-term debt related to CSEs. See Note 8.
Credit and Committed Facilities
The Company maintains unsecured credit facilities and a committed facility, which aggregated $4.0 billion and $500 million, respectively, at December 31, 2013. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Credit Facilities
The unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper program and for the issuance of letters of credit. Total fees expensed associated with these credit facilities were $3 million, $3 million and $6 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in other expenses. Information on these credit facilities at December 31, 2013 was as follows:

Borrower(s)	Expiration	Capacity	Letters of Credit Issued (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	September 2017 (2)	$1,000	$59	$—	$941
MetLife, Inc. and MetLife Funding, Inc.	August 2016 (3)	3,000	133	—	2,867
Total		$4,000	$192	$—	$3,808
______________

(1)
MetLife, Inc. and MetLife Funding, Inc., a wholly owned subsidiary of Metropolitan Life Insurance Company, are severally liable for their respective obligations under such unsecured credit facilities. MetLife Funding, Inc. is not an applicant under letters of credit outstanding as of December 31, 2013 and is not responsible for any reimbursement obligations under such letters of credit.

(2)
In September 2012, MetLife, Inc. and MetLife Funding, Inc. entered into a $1.0 billion five-year credit agreement which amended and restated the three-year agreement dated October 2010. All borrowings under the 2012 five-year credit agreement must be repaid by September 2017, except that letters of credit outstanding on that date may remain outstanding until no later than September 2018. The Company incurred costs of $2 million related to the amended and restated credit facility, which have been capitalized and included in other assets. These costs are being amortized over the remaining term of the amended and restated credit facility.

(3)
In October 2013, availability under the unsecured credit facilities increased by $1.9 billion, as MetLife, Inc. no longer required and therefore canceled $1.9 billion of outstanding letters of credit. See Note 20.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

12. Long-term and Short-term Debt (continued)

Committed Facility
The committed facility is used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees expensed associated with this committed facility were $3 million for each of the years ended December 31, 2013, 2012 and 2011 and are included in other expenses. Information on the committed facility at December 31, 2013 was as follows:

Account Party/Borrower(s)	Expiration	Capacity	Letters of Credit Issued (1)	Drawdowns	Unused Commitments
		(In millions)
Exeter Reassurance Company, Ltd., MetLife, Inc. & Missouri Reinsurance, Inc.	June 2016	$500	$490	$—	$10
______________

(1)	Missouri Reinsurance, Inc., a subsidiary of Metropolitan Life Insurance Company, had outstanding $490 million in letters of credit at December 31, 2013.

13. Equity
Capital Contributions
During the year ended December 31, 2011, United MetLife Insurance Company Limited (“United”), an insurance underwriting joint venture of the Company accounted for under the equity method, merged with Sino-US MetLife Insurance Company Limited (“Sino”), another insurance underwriting joint venture of an affiliate of the Company. The Company’s ownership interest in the merged entity, Sino-US United MetLife Insurance Company Limited (“Sino-United”) was determined based on its contributed capital and share of undistributed earnings of United compared to the contributed capital and undistributed earnings of all other owners of United and Sino. Since both of the joint ventures were under common ownership both prior to and subsequent to the merger, the Company’s investment in Sino-United is based on the carrying value of its investment in United. Pursuant to the merger, the Company entered into an agreement whereby the affiliate will pay an amount to the Company based on the relative fair values of their respective investments in Sino-United. Accordingly, upon completion of the estimation of fair value, $47 million, representing a capital contribution, was received during the year ended December 31, 2011. The Company’s investment in Sino-United is accounted for under the equity method and is included in other invested assets.
During each of the years ended December 31, 2013, 2012 and 2011, MetLife, Inc. contributed $3 million in the form of payment of line of credit fees on the Company’s behalf.

Stock-Based Compensation Plans
Overview
The stock-based compensation expense recognized by the Company is related to awards payable in shares of MetLife, Inc. common stock (“Shares”), or options to purchase MetLife, Inc. common stock. The Company does not issue any awards payable in its common stock or options to purchase its common stock.
Description of Plans for Employees and Agents — General Terms
The MetLife, Inc. 2000 Stock Incentive Plan, as amended (the “2000 Stock Plan”) authorized the granting of awards to employees and agents in the form of options (“Stock Options”) to buy Shares that either qualify as incentive Stock Options under Section 422A of the Code or are non-qualified. By December 31, 2009, all awards under the 2000 Stock Plan had either vested or been forfeited. No awards have been made under the 2000 Stock Plan since 2005.
Under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), awards granted to employees and agents may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards and Stock-Based Awards (each as defined in the 2005 Stock Plan with reference to Shares).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

The aggregate number of shares authorized for issuance under the 2005 Stock Plan is 68,000,000, plus those shares available but not utilized under the 2000 Stock Plan and those shares utilized under the 2000 Stock Plan that are recovered due to forfeiture of Stock Options. Each share issued under the 2005 Stock Plan in connection with a Stock Option or Stock Appreciation Right reduces the number of Shares remaining for issuance under that plan by one, and each Share issued under the 2005 Stock Plan in connection with awards other than Stock Options or Stock Appreciation Rights reduces the number of Shares remaining for issuance under that plan by 1.179 Shares. At December 31, 2013, the aggregate number of Shares remaining available for issuance pursuant to the 2005 Stock Plan was 20,098,440. Stock Option exercises and other awards settled in Shares are satisfied through the issuance of Shares held in treasury by MetLife, Inc. or by the issuance of new Shares.
Of MetLife, Inc.’s stock-based compensation expense for the years ended December 31, 2013, 2012, and 2011, 69%, 76% and 70%, respectively, was allocated to the Company. No expense amounts related to stock-based awards to MetLife, Inc. non-management directors were allocated to the Company. This allocation represents substantially all stock-based compensation recognized in the Company’s consolidated results of operations. Accordingly, this discussion addresses MetLife, Inc.’s practices for recognizing expense for awards under the 2000 Stock Plan and 2005 Stock Plan (together, the “Incentive Plans”). References to compensation expense in this note refer to the Company’s allocated portion of that expense. All other references relevant to awards under the Incentive Plans pertain to all awards under those plans.
Compensation expense related to awards under the 2005 Stock Plan is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable.
Compensation expense related to awards under the 2005 Stock Plan is principally related to the issuance of Stock Options, Performance Shares and Restricted Stock Units. The majority of the awards granted by MetLife, Inc. each year under the 2005 Stock Plan are made in the first quarter of each year.
Compensation Expense Related to Stock-Based Compensation
The components of compensation expense related to stock-based compensation were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Stock Options	$36	$52	$48
Performance Shares (1)	44	53	37
Restricted Stock Units	42	22	15
Total compensation expense	$122	$127	$100
Income tax benefit	$43	$44	$35
______________

(1)
Performance Shares expected to vest and the related compensation expenses may be further adjusted by the performance factor most likely to be achieved, as estimated by management, at the end of the performance period.

At December 31, 2013, the Company’s allocated portion of expense for Stock Options, Performance Shares and Restricted Stock Units was 91%, 48% and 92%, respectively.
The following table presents MetLife, Inc.’s total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2013
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$25	1.27
Performance Shares	$61	1.71
Restricted Stock Units	$42	1.88

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Equity Awards
Stock Options
Stock Options are the contingent right of award holders to purchase Shares at a stated price for a limited time. All Stock Options have an exercise price equal to the closing price of a Share reported on the New York Stock Exchange on the date of grant, and have a maximum term of 10 years. The vast majority of Stock Options granted have become or will become exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Stock Options have become or will become exercisable on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2013	35,153,071	$40.89	5.50	$51
Granted	1,310,019	$35.96
Exercised	(6,357,522)	$31.80
Expired	(183,662)	$50.46
Forfeited	(170,530)	$39.86
Outstanding at December 31, 2013	29,751,376	$42.56	5.19	$379
Expected to vest at a future date as of December 31, 2013	29,536,674	$42.60	5.16	$376
Exercisable at December 31, 2013	22,786,277	$43.56	4.32	$277
______________

(1)	The aggregate intrinsic value was computed using the closing Share price on December 31, 2013 of $53.92 and December 31, 2012 of $32.94, as applicable.
The fair value of Stock Options is estimated on the date of grant using a binomial lattice model. Significant assumptions used in MetLife, Inc.’s binomial lattice model are further described below. The assumptions include: expected volatility of the price of Shares; risk-free rate of return; dividend yield on Shares; exercise multiple; and the post-vesting termination rate.
Expected volatility is based upon an analysis of historical prices of Shares and call options on Shares traded on the open market. MetLife, Inc. uses a weighted-average of the implied volatility for publicly-traded call options with the longest remaining maturity nearest to the money as of each valuation date and the historical volatility, calculated using monthly closing prices of Shares. MetLife, Inc. chose a monthly measurement interval for historical volatility as this interval reflects MetLife, Inc.’s view that employee option exercise decisions are based on longer-term trends in the price of the underlying Shares rather than on daily price movements.
The binomial lattice model used by MetLife, Inc. incorporates different risk-free rates based on the imputed forward rates for U.S. Treasury Strips for each year over the contractual term of the option. The table below presents the full range of rates that were used for options granted during the respective periods.
Dividend yield is determined based on historical dividend distributions compared to the price of the underlying Shares as of the valuation date and held constant over the life of the Stock Option.
The binomial lattice model used by MetLife, Inc. incorporates the contractual term of the Stock Options. The model also factors in expected exercise behavior and a post-vesting termination rate, or the rate at which vested options are exercised or expire prematurely due to termination of employment. From these factors, the model derives an expected life of the Stock Option. The exercise behavior in the model is a multiple that reflects the ratio of exercise price to the strike price of the Stock Option at which holders are expected to exercise. The exercise multiple is derived from actual historical exercise activity. The post-vesting termination rate is determined from actual historical exercise experience and expiration activity under the Incentive Plans.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

The following table presents the weighted average assumptions, with the exception of risk-free rate, which is expressed as a range, used to determine the fair value of Stock Options issued:

	Years Ended December 31,
	2013	2012	2011
Dividend yield	2.13%	1.95%	1.65%
Risk-free rate of return	0.16%-3.89%	0.21%-4.17%	0.29%-5.51%
Expected volatility	32.98%	35.59%	32.64%
Exercise multiple	1.51	1.58	1.69
Post-vesting termination rate	3.16%	3.14%	3.36%
Contractual term (years)	10	10	10
Expected life (years)	7	7	7
Weighted average exercise price of stock options granted	$35.96	$37.91	$45.16
Weighted average fair value of stock options granted	$9.88	$11.33	$14.27
MetLife, Inc. deducts 35% of the compensation amount of a Stock Option from its income on its tax return. The compensation amount is the price of shares on the date the Stock Option is exercised less the exercise price of the Stock Option. This tax benefit is allocated to the subsidiary of MetLife, Inc. that is the current or former employer of the associate, or is or was the principal for the non-employee insurance agent, who exercised the Stock Option.
The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Total intrinsic value of stock options exercised	$79	$29	$41
Cash received from exercise of stock options	$202	$109	$88
Income tax benefit realized from stock options exercised	$28	$10	$13
Performance Shares
Performance Shares are units that, if they vest, are multiplied by a performance factor to produce a number of final Performance Shares which are payable in Shares. Performance Shares are accounted for as equity awards, but are not credited with dividend-equivalents for actual dividends paid on Shares during the performance period. Performance Share awards normally vest in their entirety at the end of the three-year performance period. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
For awards granted prior to the January 1, 2013 – December 31, 2015 performance period, vested Performance Shares are multiplied by a performance factor of 0.0 to 2.0 based on MetLife, Inc.’s adjusted income, total shareholder return, and performance in change in annual net operating earnings and total shareholder return compared to the performance of its competitors, each measured with respect to the applicable three-year performance period or portions thereof. The estimated fair value of Performance Shares is based upon the closing price of a Share on the date of grant, reduced by the present value of estimated dividends to be paid on that stock during the performance period. The performance factor for the January 1, 2010 – December 31, 2012 performance period was 0.92.
For the January 1, 2013 – December 31, 2015 performance period, the vested Performance Shares will be multiplied by a performance factor of 0.00 to 1.75. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its financial plan. The estimated fair value of Performance Shares will be remeasured each quarter until they become payable.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Restricted Stock Units
Restricted Stock Units are units that, if they vest, are payable in an equal number of Shares. Restricted Stock Units are accounted for as equity awards and are not credited with dividend-equivalents for dividends paid on Shares. Accordingly, the estimated fair value of Restricted Stock Units is based upon the closing price of Shares on the date of grant, reduced by the present value of estimated dividends to be paid on that stock.
The vast majority of Restricted Stock Units normally vest in their entirety on the third anniversary of their grant date. Other Restricted Stock Units normally vest in thirds on the first three anniversaries of their grant date, and others vest in their entirety on the fifth anniversary of their grant date. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	4,822,028	$36.93	2,080,148	$36.55
Granted	1,749,212	$50.86	2,182,213	$32.34
Forfeited	(151,075)	$40.87	(395,365)	$33.97
Payable (1)	(1,346,025)	$32.24	(538,480)	$33.17
Outstanding at December 31, 2013	5,074,140	$42.86	3,328,516	$33.35
Expected to vest at a future date as of December 31, 2013	5,067,337	$38.60	2,995,664	$33.34
______________

(1)	Includes both Shares paid and Shares deferred for later payment.
Performance Share amounts above represent aggregate initial target awards and do not reflect potential increases or decreases resulting from the performance factor determined after the end of the respective performance periods. At December 31, 2013, the three year performance period for the 2011 Performance Share grants was completed, but the performance factor had not yet been calculated. Included in the immediately preceding table are 1,545,020 outstanding Performance Shares to which the 2011 – 2013 performance factor will be applied. The factor will be determined in the second quarter of 2014.
Statutory Equity and Income
Each U.S. insurance company’s state of domicile imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action RBC”). The RBC ratios for Metropolitan Life Insurance Company and each of its insurance subsidiaries were in excess of 400% for all periods presented.
The New York State Department of Financial Services issues an annual “Special Considerations” circular letter to New York licensed insurers dictating tests to be performed as part of insurers’ year-end asset adequacy testing. The New York State Department of Financial Services issued its 2013 Special Considerations letter on October 31, 2013. The letter mandates the use of certain assumptions in the 2013 asset adequacy testing. Metropolitan Life Insurance Company will grade in over three years the amount of LTC reserves required as a result of the new assumptions. Under this grade-in, Metropolitan Life Insurance Company increased its asset adequacy reserves for LTC policies by $300 million as of December 31, 2013 and will increase such reserves by approximately $200 million and $100 million as of December 31, 2014 and 2015, respectively. The actual 2014 and 2015 amounts may differ from current estimates due to changes in economic conditions, regulation, or policyholder behavior.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Metropolitan Life Insurance Company and its insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of their respective state of domicile. The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the effect of Statutory Codification on the statutory capital and surplus of Metropolitan Life Insurance Company and its insurance subsidiaries.
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt, reporting of reinsurance agreements and valuing securities on a different basis.
In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by the Company are net deferred income tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within three years.
Statutory net income (loss) of Metropolitan Life Insurance Company, a New York domiciled insurer was $369 million, $1.3 billion and $2.0 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus was $12.4 billion and $14.3 billion at December 31, 2013 and 2012, respectively. All such amounts are derived from the statutory-basis financial statements as filed with the New York State Department of Financial Services.
Statutory net income (loss) of New England Life Insurance Company (“NELICO”), a Massachusetts domiciled insurer, was $103 million, $79 million and $63 million for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus was $571 million and $539 million at December 31, 2013 and 2012, respectively. All such amounts are derived from the statutory-basis financial statements as filed with the Massachusetts State Division of Insurance.
Statutory net income (loss) of GALIC, a Missouri domiciled insurer, was $60 million, $19 million and $128 million for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus was $818 million and $873 million at December 31, 2013 and 2012, respectively. All such amounts are derived from the statutory-basis financial statements as filed with the Missouri State Department of Insurance.
Dividend Restrictions
Under New York State Insurance Law, Metropolitan Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to MetLife, Inc. as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). Metropolitan Life Insurance Company will be permitted to pay a dividend to MetLife, Inc. in excess of the lesser of such two amounts only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the years ended December 31, 2013 and 2012, Metropolitan Life Insurance Company paid a dividend of $1.4 billion and $1.0 billion, respectively. During the year ended December 31, 2011, Metropolitan Life Insurance Company paid a dividend of $1.3 billion, of which $170 million was a transfer of securities. Based on amounts at December 31, 2013, Metropolitan Life Insurance Company could pay a stockholder dividend in 2014 of $1.1 billion without prior approval of the Superintendent.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Under Massachusetts State Insurance Law, NELICO is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to Metropolitan Life Insurance Company as long as the aggregate amount of the dividend, when aggregated with all other dividends paid in the preceding 12 months, does not exceed the greater of: (i) 10 % of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year. NELICO will be permitted to pay a dividend to Metropolitan Life Insurance Company in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Massachusetts Commissioner of Insurance (the “Massachusetts Commissioner”) and the Massachusetts Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the last filed annual statutory statement requires insurance regulatory approval. Under Massachusetts State Insurance Law, the Massachusetts Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the years ended December 31, 2013, 2012 and 2011, NELICO paid a dividend of $77 million, $46 million and $107 million, respectively. Based on amounts at December 31, 2013, NELICO could pay a stockholder dividend in 2014 of $102 million without prior approval of the Massachusetts Commissioner.
Under Missouri State Insurance Law, GALIC is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to Metropolitan Life Insurance Company as long as the amount of such dividend when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding net realized capital gains). GALIC will be permitted to pay a dividend to Metropolitan Life Insurance Company in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Missouri Director of Insurance (the “Missouri Director”) and the Missouri Director either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined by the Company as “unassigned funds (surplus)”) as of the last filed annual statutory statement requires insurance regulatory approval. Under Missouri State Insurance Law, the Missouri Director has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders. During the years ended December 31, 2013 and 2012, GALIC did not pay dividends to Metropolitan Life Insurance Company. During the year ended December 31, 2011, GALIC paid an extraordinary cash dividend to GenAmerica Financial, LLC (“GenAmerica”), its former parent, of $183 million and GenAmerica subsequently paid an ordinary dividend to Metropolitan Life Insurance Company of $183 million. Based on amounts at December 31, 2013, GALIC could pay a stockholder dividend in 2014 of $81 million without prior approval of the Missouri Director.
For the years ended December 31, 2013, 2012 and 2011, Metropolitan Life Insurance Company received dividends from non-insurance subsidiaries of $45 million, $87 million and $518 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, net of income tax, was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2010	$2,360	$58	$34	$(1,429)	$1,023
OCI before reclassifications	2,602	1,231	6	(545)	3,294
Income tax expense (benefit)	(911)	(430)	(3)	202	(1,142)
OCI before reclassifications, net of income tax	4,051	859	37	(1,772)	3,175
Amounts reclassified from AOCI	(35)	(28)	—	(126)	(189)
Income tax expense (benefit)	12	9	—	47	68
Amounts reclassified from AOCI, net of income tax	(23)	(19)	—	(79)	(121)
Balance at December 31, 2011	$4,028	$840	$37	$(1,851)	$3,054
OCI before reclassifications	2,406	(243)	(30)	(618)	1,515
Income tax expense (benefit)	(843)	87	11	217	(528)
OCI before reclassifications, net of income tax	5,591	684	18	(2,252)	4,041
Amounts reclassified from AOCI	96	2	—	(148)	(50)
Income tax expense (benefit)	(33)	(1)	—	51	17
Amounts reclassified from AOCI, net of income tax	63	1	—	(97)	(33)
Balance at December 31, 2012	$5,654	$685	$18	$(2,349)	$4,008
OCI before reclassifications	(3,321)	(677)	22	1,396	(2,580)
Income tax expense (benefit)	1,145	237	(9)	(490)	883
OCI before reclassifications, net of income tax	3,478	245	31	(1,443)	2,311
Amounts reclassified from AOCI	(16)	(14)	—	(205)	(235)
Income tax expense (benefit)	6	5	—	71	82
Amounts reclassified from AOCI, net of income tax	(10)	(9)	—	(134)	(153)
Balance at December 31, 2013	$3,468	$236	$31	$(1,577)	$2,158
__________________

(1)	See Note 8 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI, was as follows:

AOCI Components	Amounts Reclassified from AOCI			Statement of Operations and Comprehensive Income (Loss) Location
	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$38	$(158)	$(116)	Other net investment gains (losses)
Net unrealized investment gains (losses)	53	56	40	Net investment income
Net unrealized investment gains (losses)	(28)	(16)	94	Net derivative gains (losses)
OTTI	(47)	22	17	OTTI on fixed maturity securities
Net unrealized investment gains (losses), before income tax	16	(96)	35
Income tax (expense) benefit	(6)	33	(12)
Net unrealized investment gains (losses), net of income tax	$10	$(63)	$23
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$20	$3	$—	Net derivative gains (losses)
Interest rate swaps	8	4	1	Net investment income
Interest rate forwards	1	—	22	Net derivative gains (losses)
Interest rate forwards	2	2	2	Net investment income
Foreign currency swaps	(15)	(7)	7	Net derivative gains (losses)
Foreign currency swaps	(3)	(5)	(5)	Net investment income
Credit forwards	—	—	1	Net derivative gains (losses)
Credit forwards	1	1	—	Net investment income
Gains (losses) on cash flow hedges, before income tax	14	(2)	28
Income tax (expense) benefit	(5)	1	(9)
Gains (losses) on cash flow hedges, net of income tax	$9	$(1)	$19

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$274	$246	$231
Amortization of prior service (costs) credit	(69)	(98)	(105)
Amortization of defined benefit plan items, before income tax	205	148	126
Income tax (expense) benefit	(71)	(51)	(47)
Amortization of defined benefit plan items, net of income tax	$134	$97	$79
Total reclassifications, net of income tax	$153	$33	$121
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 15.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

14. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Compensation	$2,392	$2,426	$2,260
Pension, postretirement and postemployment benefit costs	364	285	330
Commissions	781	769	724
Volume-related costs	253	241	196
Affiliated interest costs on ceded and assumed reinsurance	1,033	1,209	1,393
Capitalization of DAC	(562)	(632)	(724)
Amortization of DAC and VOBA	261	991	875
Interest expense on debt and debt issuance costs	153	152	194
Premium taxes, licenses and fees	263	294	302
Professional services	989	946	832
Rent and related expenses, net of sublease income	143	123	129
Other	(82)	(410)	(40)
Total other expenses	$5,988	$6,394	$6,471
Capitalization of DAC and Amortization of DAC and VOBA
See Note 5 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 7 for a description of the DAC amortization impact associated with the closed block.
Interest Expense on Debt and Debt Issuance Costs
Interest expense on debt and debt issuance costs includes interest expense (see Note 12) and interest expense related to CSEs. See Note 8.
Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Notes 6, 12 and 19 for a discussion of affiliated expenses included in the table above.
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
Notes to the Consolidated Financial Statements — (Continued)

14. Other Expenses (continued)

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring charges which were allocated to the Company were as follows:

	Years Ended December 31,
	2013			2012
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance at January 1,	$22	$—	$22	$—	$—	$—
Restructuring charges	87	16	103	101	18	119
Cash payments	(70)	(10)	(80)	(79)	(18)	(97)
Balance at December 31,	$39	$6	$45	$22	$—	$22
Total restructuring charges incurred since inception of initiative	$188	$34	$222	$101	$18	$119
Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2015. However, such restructuring plans were not sufficiently developed to enable MetLife, Inc. to make an estimate of such restructuring charges at December 31, 2013.
15. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
The Company sponsors and administers various U.S. qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and final average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. At December 31, 2013, the majority of active participants were accruing benefits under the cash balance formula; however, 90% of the Company’s obligations result from benefits calculated with the traditional formula. The non-qualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. Participating affiliates are allocated a proportionate share of net expense related to the plans as well as contributions made to the plans.
The Company also provides certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. Employees of the Company who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for the Company may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total costs of postretirement medical benefits. Employees hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits. Participating affiliates are allocated a proportionate share of net expense and contributions related to the postemployment and other postretirement plans.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

Obligations and Funded Status

	Pension Benefits (1)		Other Postretirement Benefits
	December 31,
	2013	2012	2013	2012
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$8,937	$7,867	$2,402	$2,106
Service costs	214	197	20	36
Interest costs	367	384	92	103
Plan participants’ contributions	—	—	30	29
Net actuarial (gains) losses	(967)	944	(550)	261
Plan amendments, change in benefits, and other	26	—	—	—
Benefits paid	(447)	(455)	(133)	(133)
Benefit obligations at December 31,	8,130	8,937	1,861	2,402
Change in plan assets:
Fair value of plan assets at January 1,	7,390	6,699	1,320	1,240
Actual return on plan assets	(20)	695	57	105
Plan amendments, change in benefits, and other	28	—	—	—
Plan participants’ contributions	—	—	30	29
Employer contributions	354	451	78	79
Benefits paid	(447)	(455)	(133)	(133)
Fair value of plan assets at December 31,	7,305	7,390	1,352	1,320
Over (under) funded status at December 31,	$(825)	$(1,547)	$(509)	$(1,082)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$213	$—	$—	$—
Other liabilities	(1,038)	(1,547)	(509)	(1,082)
Net amount recognized	$(825)	$(1,547)	$(509)	$(1,082)
AOCI:
Net actuarial (gains) losses	$2,207	$2,918	$209	$796
Prior service costs (credit)	17	23	1	(74)
AOCI, before income tax	$2,224	$2,941	$210	$722
Accumulated benefit obligation	$7,689	$8,381	N/A	N/A
_____________

(1)	Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $1.0 billion and $1.1 billion at December 31, 2013 and 2012, respectively.
The aggregate pension accumulated benefit obligation and aggregate fair value of plan assets for pension benefit plans with accumulated benefit obligations in excess of plan assets was as follows:

	December 31,
	2013	2012
	(In millions)
Projected benefit obligations	$1,037	$1,282
Accumulated benefit obligations	$927	$1,127
Fair value of plan assets	$—	$123

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

Information for pension and other postretirement benefit plans with a projected benefit obligation in excess of plan assets were as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,
	2013	2012	2013	2012
	(In millions)
Projected benefit obligations	$1,170	$8,937	$1,863	$2,402
Fair value of plan assets	$133	$7,390	$1,353	$1,320
Net Periodic Benefit Costs
Net periodic benefit costs are determined using management estimates and actuarial assumptions to derive service costs, interest costs and expected return on plan assets for a particular year. Net periodic benefit costs also includes the applicable amortization of net actuarial gains (losses) and amortization of any prior service costs (credit).
The obligations and expenses associated with these plans require an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases, healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirements, withdrawal rates and mortality. Management, in consultation with its external consulting actuarial firms, determines these assumptions based upon a variety of factors such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.
Net periodic pension costs and net periodic other postretirement benefit plan costs are comprised of the following:

•	Service Costs — Service costs are the increase in the projected (expected) PBO resulting from benefits payable to employees of the Company on service rendered during the current year.

•	Interest Costs — Interest costs are the time value adjustment on the projected (expected) PBO at the end of each year.

•
Settlement and Curtailment Costs — The aggregate amount of net gains (losses) recognized in net periodic benefit costs due to settlements and curtailments. Settlements result from actions that relieve/eliminate the plan’s responsibility for benefit obligations or risks associated with the obligations or assets used for the settlement. Curtailments result from an event that significantly reduces/eliminates plan participants’ expected years of future services or benefit accruals.

•	Expected Return on Plan Assets — Expected return on plan assets is the assumed return earned by the accumulated pension and other postretirement fund assets in a particular year.

•
Amortization of Net Actuarial Gains (Losses) — Actuarial gains and losses result from differences between the actual experience and the expected experience on pension and other postretirement plan assets or projected (expected) PBO during a particular period. These gains and losses are accumulated and, to the extent they exceed 10% of the greater of the PBO or the fair value of plan assets, the excess is amortized into pension and other postretirement benefit costs over the expected service years of the employees.

•
Amortization of Prior Service Costs (Credit) — These costs relate to the recognition of increases or decreases in pension and other postretirement benefit obligation due to amendments in plans or initiation of new plans. These increases or decreases in obligation are recognized in AOCI at the time of the amendment. These costs are then amortized to pension and other postretirement benefit costs over the expected service years of the employees affected by the change.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

The Company’s proportionate share of components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	(In millions)
Net periodic benefit costs:
Service costs	$209	$190	$165	$17	$30	$16
Interest costs	359	374	384	85	95	107
Expected return on plan assets	(447)	(448)	(423)	(74)	(75)	(76)
Amortization of net actuarial (gains) losses	213	182	189	51	52	42
Amortization of prior service costs (credit)	6	6	3	(69)	(95)	(108)
Total net periodic benefit costs (credit)	340	304	318	10	7	(19)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	(492)	705	532	(532)	232	264
Prior service costs (credit)	—	—	18	—	—	—
Amortization of net actuarial gains (losses)	(219)	(189)	(189)	(55)	(57)	(42)
Amortization of prior service (costs) credit	(6)	(6)	(3)	75	104	108
Total recognized in OCI	(717)	510	358	(512)	279	330
Total recognized in net periodic benefit costs and OCI	$(377)	$814	$676	$(502)	$286	$311
For the year ended December 31, 2013, included within OCI were other changes in plan assets and benefit obligations associated with pension benefits of ($717) million and other postretirement benefits of ($512) million for an aggregate increase in OCI of $1.2 billion before income tax and $798 million, net of income tax.
The estimated net actuarial (gains) losses and prior service costs (credit) for the pension plans and the defined benefit other postretirement benefit plans that will be amortized from AOCI into net periodic benefit costs over the next year are $147 million and $4 million, and $6 million and ($1) million, respectively.
Assumptions
Assumptions used in determining benefit obligations were as follows:

	Pension Benefits						Other Postretirement Benefits
	December 31,
	2013			2012			2013	2012
Weighted average discount rate	5.15%			4.20%			5.15%	4.20%
Rate of compensation increase	3.50%	-	7.50%	3.50%	-	7.50%	N/A	N/A
Assumptions used in determining net periodic benefit costs were as follows:

	Pension Benefits									Other Postretirement Benefits
	December 31,
	2013			2012			2011			2013	2012	2011
Weighted average discount rate	4.20%			4.95%			5.80%			4.20%	4.95%	5.80%
Weighted average expected rate of return on plan assets	6.24%			7.00%			7.25%			5.76%	6.26%	7.25%
Rate of compensation increase	3.50%	-	7.50%	3.50%	-	7.50%	3.50%	-	7.50%	N/A	N/A	N/A
The weighted average discount rate is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate projected benefit obligation when due.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

The weighted average expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the Company’s long-term expectations on the performance of the markets. While the precise expected rate of return derived using this approach will fluctuate from year to year, the Company’s policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate.
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2014 is currently anticipated to be 6.24% for pension benefits and 5.64% for other postretirement benefits.
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2013	2012
Pre-and Post-Medicare eligible claims	6.4% in 2014, gradually decreasing each year until 2094 reaching the ultimate rate of 4.4% for Pre-Medicare and 4.6% for Post-Medicare.	7.8% in 2013, gradually decreasing each year until 2094 reaching the ultimate rate of 4.4% for Pre-Medicare and 4.6% for Post-Medicare.
Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects as of December 31, 2013:

	One Percent Increase	One Percent Decrease
	(In millions)
Effect on total of service and interest costs components	$16	$(13)
Effect of accumulated postretirement benefit obligations	$237	$(194)
Plan Assets
The pension and other postretirement benefit plan assets are categorized into a three-level fair value hierarchy, as defined in Note 10, based upon the significant input with the lowest level in its valuation. The following summarizes the types of assets included within the three-level fair value hierarchy presented below.

Level 1
This category includes separate accounts that are invested in fixed maturity securities, equity securities, derivative assets and short-term investments which have unadjusted quoted market prices in active markets for identical assets and liabilities.

Level 2
This category includes certain separate accounts that are primarily invested in liquid and readily marketable securities. The estimated fair value of such separate account is based upon reported NAV provided by fund managers and this value represents the amount at which transfers into and out of the respective separate account are effected. These separate accounts provide reasonable levels of price transparency and can be corroborated through observable market data.

Certain separate accounts are invested in investment partnerships designated as hedge funds. The values for these separate accounts is determined monthly based on the NAV of the underlying hedge fund investment. Additionally, such hedge funds generally contain lock out or other waiting period provisions for redemption requests to be filled. While the reporting and redemption restrictions may limit the frequency of trading activity in separate accounts invested in hedge funds, the reported NAV, and thus the referenced value of the separate account, provides a reasonable level of price transparency that can be corroborated through observable market data.

Directly held investments are primarily invested in U.S. and foreign government and corporate securities.

Level 3
This category includes separate accounts that are invested in fixed maturity securities, equity securities, derivative assets and other investments that provide little or no price transparency due to the infrequency with which the underlying assets trade and generally require additional time to liquidate in an orderly manner. Accordingly, the values for separate accounts invested in these alternative asset classes are based on inputs that cannot be readily derived from or corroborated by observable market data.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

The Company provides employees with benefits under various Employee Retirement Income Security Act of 1974 (“ERISA”) benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of the Company’s qualified pension plans are held in insurance group annuity contracts, and the vast majority of the assets of the postretirement medical plan and backing the retiree life coverage are held in insurance contracts. All of these contracts are issued by the Company and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity and equity securities, derivatives, real estate, private equity investments and hedge fund investments.
The insurance contract provider engages investment management firms (“Managers”) to serve as sub-advisors for the separate accounts based on the specific investment needs and requests identified by the plan fiduciary. These Managers have portfolio management discretion over the purchasing and selling of securities and other investment assets pursuant to the respective investment management agreements and guidelines established for each insurance separate account. The assets of the qualified pension plans and postretirement medical plans (the “Invested Plans”) are well diversified across multiple asset categories and across a number of different Managers, with the intent of minimizing risk concentrations within any given asset category or with any given Manager.
The Invested Plans, other than those held in participant directed investment accounts, are managed in accordance with investment policies consistent with the longer-term nature of related benefit obligations and within prudent risk parameters. Specifically, investment policies are oriented toward (i) maximizing the Invested Plan’s funded status; (ii) minimizing the volatility of the Invested Plan’s funded status; (iii) generating asset returns that exceed liability increases; and (iv) targeting rates of return in excess of a custom benchmark and industry standards over appropriate reference time periods. These goals are expected to be met through identifying appropriate and diversified asset classes and allocations, ensuring adequate liquidity to pay benefits and expenses when due and controlling the costs of administering and managing the Invested Plan’s investments. Independent investment consultants are periodically used to evaluate the investment risk of Invested Plan’s assets relative to liabilities, analyze the economic and portfolio impact of various asset allocations and management strategies and to recommend asset allocations.
Derivative contracts may be used to reduce investment risk, to manage duration and to replicate the risk/return profile of an asset or asset class. Derivatives may not be used to leverage a portfolio in any manner, such as to magnify exposure to an asset, asset class, interest rates or any other financial variable. Derivatives are also prohibited for use in creating exposures to securities, currencies, indices or any other financial variable that is otherwise restricted.
The table below summarizes the actual weighted average allocation of the fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2013 for the Invested Plans:

	Pension			Postretirement Medical			Postretirement Life
	Target	Actual Allocation		Target	Actual Allocation		Target	Actual Allocation
		2013	2012		2013	2012		2013	2012
Asset Class:
Fixed maturity securities (1)	75%	64%	69%	70%	52%	63%	—%	—%	—%
Equity securities (2)	12%	23%	21%	30%	47%	37%	—%	—%	—%
Alternative securities (3)	13%	13%	10%	—%	1%	—%	100%	100%	100%
Total assets		100%	100%		100%	100%		100%	100%
______________

(1)
Fixed maturity securities include primarily ABS, collateralized mortgage obligations, corporate, federal agency, foreign bonds, mortgage-backed securities, municipals, preferred stocks and U.S. government bonds.

(2)	Equity securities primarily include common stock of U.S. companies.

(3)
Alternative securities primarily include derivative assets, money market securities, short-term investments and other investments. Postretirement life’s target and actual allocation of plan assets are all in short-term investments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

The pension and postretirement plan assets measured at estimated fair value on a recurring basis were determined as described in “— Plan Assets.” These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2013
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$1,948	$55	$2,003	$—	$170	$1	$171
U.S. government bonds	868	156	—	1,024	135	5	—	140
Foreign bonds	—	675	10	685	—	63	—	63
Federal agencies	—	274	—	274	—	33	—	33
Municipals	—	206	—	206	—	15	—	15
Other (1)	—	460	19	479	—	54	—	54
Total fixed maturity securities	868	3,719	84	4,671	135	340	1	476
Equity securities:
Common stock - domestic	1,064	21	139	1,224	328	—	—	328
Common stock - foreign	432	—	—	432	102	—	—	102
Total equity securities	1,496	21	139	1,656	430	—	—	430
Other investments	—	—	563	563	—	—	—	—
Short-term investments	49	290	—	339	—	439	—	439
Money market securities	1	12	—	13	4	—	—	4
Derivative assets	16	14	33	63	—	3	—	3
Total assets	$2,430	$4,056	$819	$7,305	$569	$782	$1	$1,352

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

	December 31, 2012
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$2,119	$18	$2,137	$—	$165	$4	$169
U.S. government bonds	1,082	150	—	1,232	175	3	—	178
Foreign bonds	—	714	7	721	—	51	—	51
Federal agencies	1	314	—	315	—	26	—	26
Municipals	—	242	—	242	—	70	1	71
Other (1)	—	460	7	467	—	55	3	58
Total fixed maturity securities	1,083	3,999	32	5,114	175	370	8	553
Equity securities:
Common stock - domestic	1,024	36	129	1,189	249	1	—	250
Common stock - foreign	339	—	—	339	83	—	—	83
Total equity securities	1,363	36	129	1,528	332	1	—	333
Other investments	—	110	419	529	—	—	—	—
Short-term investments	—	200	—	200	—	432	—	432
Money market securities	2	9	—	11	1	—	—	1
Derivative assets	—	7	1	8	—	1	—	1
Total assets	$2,448	$4,361	$581	$7,390	$508	$804	$8	$1,320
______________

(1)	Other primarily includes mortgage-backed securities, collateralized mortgage obligations and ABS.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits						Other Postretirement Benefits
	Fixed Maturity Securities:			Equity Securities:			Fixed Maturity Securities:
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets	Corporate	Municipals	Other (1)
	(In millions)
Year Ended December 31, 2013:
Balance at January 1,	$18	$7	$7	$129	$419	$1	$4	$1	$3
Realized gains (losses)	—	—	—	(1)	—	(2)	—	—	(3)
Unrealized gains (losses)	(2)	1	—	9	56	(17)	—	—	4
Purchases, sales, issuances and settlements, net	17	(3)	11	2	(58)	51	(3)	(1)	(4)
Transfers into and/or out of Level 3	22	5	1	—	146	—	—	—	—
Balance at December 31,	$55	$10	$19	$139	$563	$33	$1	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits						Other Postretirement Benefits
	Fixed Maturity Securities:			Equity Securities:			Fixed Maturity Securities:
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2012:
Balance at January 1,	$30	$5	$2	$194	$501	$4	$4	$1	$5	$1
Realized gains (losses)	—	—	—	(25)	52	4	—	—	(2)	2
Unrealized gains (losses)	(1)	8	1	9	(38)	(6)	—	—	2	(2)
Purchases, sales, issuances and settlements, net	(11)	(6)	4	(49)	(96)	(1)	—	—	(2)	(1)
Transfers into and/or out of Level 3	—	—	—	—	—	—	—	—	—	—
Balance at December 31,	$18	$7	$7	$129	$419	$1	$4	$1	$3	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits						Other Postretirement Benefits
	Fixed Maturity Securities:			Equity Securities:			Fixed Maturity Securities:
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2011:
Balance at January 1,	$45	$4	$2	$228	$446	$(1)	$4	$1	$6	$—
Realized gains (losses)	—	—	(1)	(57)	80	1	—	—	(1)	—
Unrealized gains (losses)	(3)	(2)	1	110	42	6	—	—	1	1
Purchases, sales, issuances and settlements, net	(13)	3	(1)	(87)	(67)	(2)	—	—	(1)	—
Transfers into and/or out of Level 3	1	—	1	—	—	—	—	—	—	—
Balance at December 31,	$30	$5	$2	$194	$501	$4	$4	$1	$5	$1
______________

(1)	Other includes ABS and collateralized mortgage obligations.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

Expected Future Contributions and Benefit Payments
It is the Company’s practice to make contributions to the qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are required for 2014. The Company expects to make discretionary contributions to the qualified pension plan of $210 million in 2014. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the non-qualified pension plans are primarily funded from the Company’s general assets as they become due under the provision of the plans, therefore benefit payments equal employer contributions. The Company expects to make contributions of $70 million to fund the benefit payments in 2014.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the Company; or (iii) both. Current regulations do not require funding for these benefits. The Company uses its general assets, net of participant’s contributions, to pay postretirement medical claims as they come due in lieu of utilizing any plan assets. The Company expects to make contributions of $50 million towards benefit obligations in 2014 to pay postretirement medical claims.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2014	$447	$85
2015	$458	$87
2016	$470	$87
2017	$496	$90
2018	$503	$94
2019-2023	$2,787	$527
Additional Information
As previously discussed, most of the assets of the pension and other postretirement benefit plans are held in group annuity and life insurance contracts issued by the Company. Total revenues from these contracts recognized in the consolidated statements of operations were $49 million, $54 million and $47 million for the years ended December 31, 2013, 2012 and 2011, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was $20 million, $867 million and $885 million for the years ended December 31, 2013, 2012 and 2011, respectively. The terms of these contracts are consistent in all material respects with those the Company offers to unaffiliated parties that are similarly situated.
Defined Contribution Plans
The Company sponsors defined contribution plans for substantially all Company employees under which a portion of employee contributions are matched. The Company contributed $84 million, $83 million and $73 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

16. Income Tax
The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Current:
Federal	$789	$675	$551
State and local	2	2	2
Foreign	176	176	116
Subtotal	967	853	669
Deferred:
Federal	(411)	346	769
Foreign	125	(144)	22
Subtotal	(286)	202	791
Provision for income tax expense (benefit)	$681	$1,055	$1,460

The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Income (loss) from continuing operations:
Domestic	$2,540	$3,153	$4,291
Foreign	282	545	453
Total	$2,822	$3,698	$4,744

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

16. Income Tax (continued)

The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Tax provision at U.S. statutory rate	$988	$1,294	$1,660
Tax effect of:
Dividend received deduction	(66)	(75)	(71)
Tax-exempt income	(42)	(43)	(31)
Prior year tax	29	10	10
Low income housing tax credits	(190)	(142)	(97)
Other tax credits	(44)	(18)	(22)
Foreign tax rate differential	2	3	2
Change in valuation allowance	(4)	13	—
Other, net	8	13	9
Provision for income tax expense (benefit)	$681	$1,055	$1,460

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2013	2012
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,823	$2,495
Net operating loss carryforwards	64	35
Employee benefits	649	1,075
Capital loss carryforwards	14	17
Tax credit carryforwards	909	372
Litigation-related and government mandated	223	175
Other	349	198
Total gross deferred income tax assets	4,031	4,367
Less: Valuation allowance	72	52
Total net deferred income tax assets	3,959	4,315
Deferred income tax liabilities:
Investments, including derivatives	2,021	2,283
DAC and VOBA	1,677	1,629
Net unrealized investment gains	2,019	3,412
Other	27	27
Total deferred income tax liabilities	5,744	7,351
Net deferred income tax asset (liability)	$(1,785)	$(3,036)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

16. Income Tax (continued)

The following table sets forth the domestic, state, and foreign net operating and capital loss carryforwards for tax purposes at December 31, 2013.

	Net Operating Loss Carryforwards		Capital Loss Carryforwards
	Amount	Expiration	Amount	Expiration
	(In millions)		(In millions)
Domestic	$46	Beginning in 2018	$—	N/A
State	$150	N/A	$—	N/A
Foreign	$69	Beginning in 2027	$40	Beginning in 2014
Foreign tax credit carryforwards of $357 million at December 31, 2013 will expire beginning in 2021. General business credits of $552 million will expire beginning in 2030.
The Company has recorded valuation allowance decreases related to tax expense of $1 million related to certain state and foreign net operating loss carryforwards, $3 million related to certain foreign capital loss carryforwards, and charges of $24 million related to certain other deferred tax assets. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain foreign net operating and capital loss carryforwards and certain state net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.
The Company participates in a tax sharing agreement with MetLife, Inc. as described in Note 1. Pursuant to this tax sharing agreement, the amount due to affiliates included $157 million for the year ended December 31, 2013. The amounts due from affiliates included $14 million and $34 million for the years ended December 31, 2012 and 2011, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

16. Income Tax (continued)

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations in major taxing jurisdictions for years prior to 2003, except for 2000 through 2002 where the IRS has disallowed certain tax credits claimed and the Company continues to protest. The IRS audit cycle for the years 2003 through 2006, which began in April 2010, is expected to conclude in 2014.
The Company’s liability for unrecognized tax benefits may increase or decrease in the next 12 months. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Balance at January 1,	$532	$525	$499
Additions for tax positions of prior years	50	27	26
Reductions for tax positions of prior years	(4)	(5)	—
Additions for tax positions of current year	3	—	1
Reductions for tax positions of current year	—	—	(1)
Settlements with tax authorities	(49)	(15)	—
Balance at December 31,	$532	$532	$525
Unrecognized tax benefits that, if recognized would impact the effective rate	$491	$466	$459
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Interest recognized in the consolidated statements of operations	$17	$8	$27

		December 31,
		2013	2012
		(In millions)
Interest included in other liabilities in the consolidated balance sheets		$228	$211
The Company had no penalties for the years ended December 31, 2013, 2012 and 2011.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

16. Income Tax (continued)

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2013 and 2012, the Company recognized an income tax benefit of $53 million and $70 million, respectively, related to the separate account DRD. The 2013 benefit included an expense of $7 million related to a true-up of the 2012 tax return. The 2012 benefit included a benefit of $2 million related to a true-up of the 2011 tax return.
17. Contingencies, Commitments and Guarantees
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2013. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2013, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $360 million.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. Metropolitan Life Insurance Company has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has Metropolitan Life Insurance Company issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of Metropolitan Life Insurance Company’s employees during the period from the 1920’s through approximately the 1950’s and allege that Metropolitan Life Insurance Company learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life Insurance Company believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury and factors unrelated to the ultimate legal merit of the claims asserted against Metropolitan Life Insurance Company. Metropolitan Life Insurance Company employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling individual or groups of claims or lawsuits under appropriate circumstances.
Claims asserted against Metropolitan Life Insurance Company have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. Metropolitan Life Insurance Company’s defenses (beyond denial of certain factual allegations) include that: (i) Metropolitan Life Insurance Company owed no duty to the plaintiffs — it had no special relationship with the plaintiffs and did not manufacture, produce, distribute or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of Metropolitan Life Insurance Company; (iii) Metropolitan Life Insurance Company’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. During the course of the litigation, certain trial courts have granted motions dismissing claims against Metropolitan Life Insurance Company, while other trial courts have denied Metropolitan Life Insurance Company’s motions. There can be no assurance that Metropolitan Life Insurance Company will receive favorable decisions on motions in the future. While most cases brought to date have settled, Metropolitan Life Insurance Company intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.
The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2013	2012	2011
	(In millions, except number of claims)
Asbestos personal injury claims at year end	67,983	65,812	66,747
Number of new claims during the year	5,898	5,303	4,972
Settlement payments during the year (1)	$37.0	$36.4	$34.2
______________

(1)
Settlement payments represent payments made by MLIC during the year in connection with settlements made in that year and in prior years. Amounts do not include MLIC’s attorneys’ fees and expenses and do not reflect amounts received from insurance carriers.

The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through December 31, 2013. The frequency of severe claims relating to asbestos has not declined as expected, and Metropolitan Life Insurance Company has reflected this in its provisions. Accordingly, Metropolitan Life Insurance Company increased its recorded liability for asbestos related claims from $417 million to $572 million at December 31, 2013.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission (“SEC”) ; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

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
Sales Practices Regulatory Matters.
Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company, NELICO, GALIC, and broker dealer New England Securities Corporation. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Unclaimed Property Litigation and Inquiries
In 2012, MetLife, Inc., for itself and on behalf of entities including Metropolitan Life Insurance Company, reached agreements with representatives of the U.S. jurisdictions that were conducting audits of MetLife, Inc. and certain of its affiliates, including Metropolitan Life Insurance Company, for compliance with unclaimed property laws, and with state insurance regulators directly involved in a multistate targeted market conduct examination relating to claim-payment practices and compliance with unclaimed property laws. In the first quarter of 2012, the Company recorded a $47 million after tax charge for the multistate examination payment and the expected acceleration of benefit payments to policyholders under the settlements. On September 20, 2012, the West Virginia Treasurer filed an action against Metropolitan Life Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that Metropolitan Life Insurance Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 21, 2012 and January 9, 2013, the Treasurer filed substantially identical suits against NELICO and GALIC, respectively. On December 30, 2013, the court granted defendants’ motions to dismiss all of the West Virginia Treasurer’s actions. The Treasurer has filed a notice to appeal the dismissal order. At least one other jurisdiction is pursuing a market conduct examination concerning compliance with unclaimed property statutes. It is possible that other jurisdictions may pursue similar examinations, audits, or lawsuits and that such actions may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and/or further changes to the Company’s procedures. The Company is not currently able to estimate these additional possible costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)
Alleging that MetLife, Inc. and another company have violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“the Relator”) has brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The action had been sealed by court order until December 17, 2012. The Relator alleges that the aggregate damages attributable to MetLife, Inc., including statutory damages and treble damages, are $767 million. The Relator also bases its damage calculation in part on its assumption that the average face amount of the subject policies is $120,000. MetLife, Inc. strongly disputes this assumption, the Relator’s alleged damages amounts, and other allegations in the complaint. On December 14, 2012, the Florida Attorney General apprised the court that the State of Florida declined to intervene in the action and noted that the allegations in the complaint “. . . are very similar (if not identical) to those raised in regulatory investigations of the defendants that predated the filing of the action” and that those regulatory investigations have been resolved. On August 20, 2013, the court granted defendants’ motion to dismiss the action. The Relator has appealed the dismissal.
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
Other Litigation
Merrill Haviland, et al. v. Metropolitan Life Insurance Company (E.D. Mich., removed to federal court on July 22, 2011)
This lawsuit was filed by 45 retired General Motors (“GM”) employees against Metropolitan Life Insurance Company and the amended complaint includes claims for conversion, unjust enrichment, breach of contract, fraud, intentional infliction of emotional distress, fraudulent insurance acts, unfair trade practices, and ERISA claims based upon GM’s 2009 reduction of the employees’ life insurance coverage under GM’s ERISA-governed plan. The complaint includes a count seeking class action status. Metropolitan Life Insurance Company is the insurer of GM’s group life insurance plan and administers claims under the plan. According to the complaint, Metropolitan Life Insurance Company had previously provided plaintiffs with a “written guarantee” that their life insurance benefits under the GM plan would not be reduced for the rest of their lives. On June 26, 2012, the district court granted Metropolitan Life Insurance Company’s motion to dismiss the complaint. Plaintiffs appealed and the United States Court of Appeals for the Sixth Circuit affirmed the dismissal of the action on September 12, 2013.
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that Metropolitan Life Insurance Company, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied Metropolitan Life Insurance Company’s motion to dismiss the complaint. The trial has been scheduled for June 2014.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of Metropolitan Life Insurance Company’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that Metropolitan Life Insurance Company remains liable for “market conduct claims” related to certain individual life insurance policies sold by Metropolitan Life Insurance Company and that have been transferred to Sun Life. Sun Life had asked that the court require Metropolitan Life Insurance Company to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of Metropolitan Life Insurance Company’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted Metropolitan Life Insurance Company’s motion for summary judgment. Both parties appealed but subsequently agreed to withdraw the appeal and consider the indemnity claim through arbitration. In September 2010, Sun Life notified Metropolitan Life Insurance Company that a purported class action lawsuit was filed against Sun Life in Toronto, Fehr v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life, again without naming Metropolitan Life Insurance Company as a party. On August 30, 2011, Sun Life notified Metropolitan Life Insurance Company that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. Sun Life contends that Metropolitan Life Insurance Company is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. These sales practices cases against Sun Life are ongoing and the Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.
C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013). Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013).
Plaintiffs filed these lawsuits against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227 (“TCPA”). In the C-Mart case, the court granted plaintiff’s motion to certify a class of approximately 36,000 persons in Missouri who, during the period of August 7, 2012 through September 6, 2012, were allegedly sent an unsolicited fax in violation of the TCPA. Trial is set for May 2014. In the Cadenasso case, plaintiff seeks certification of a nationwide class of persons (except for Missouri residents) who were allegedly sent millions of unsolicited faxes in violation of the TCPA. In both cases, plaintiffs seek an award of statutory damages under the TCPA in the amount of $500 for each violation and to have such damages trebled.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

Insolvency Assessments
Most of the jurisdictions in which the Company is admitted to transact business require insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2013	2012
	(In millions)
Other Assets:
Premium tax offset for future undiscounted assessments	$46	$85
Premium tax offsets currently available for paid assessments	54	12
	$100	$97
Other Liabilities:
Insolvency assessments	$67	$136
On September 1, 2011, the New York State Department of Financial Services filed a liquidation plan for Executive Life Insurance Company of New York (“ELNY”), which had been under rehabilitation by the Liquidation Bureau since 1991. The plan involves the satisfaction of insurers’ financial obligations under a number of state life and health insurance guaranty associations and also provides additional industry support for certain ELNY policyholders. The Company recorded a net charge (benefit) of ($23) million, $22 million and $21 million, net of income tax, during the years ended December 31, 2013, 2012 and 2011, respectively, related to ELNY.
Commitments
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space, information technology and other equipment. Future minimum gross rental payments relating to these lease arrangements are as follows:

Amount
(In millions)
2014	$232
2015	204
2016	171
2017	128
2018	114
Thereafter	757
Total	$1,606

Total minimum rentals to be received in the future under non-cancelable subleases are $131 million as of December 31, 2013.
Commitments to Fund Partnership Investments
The Company makes commitments to fund partnership investments in the normal course of business. The amounts of these unfunded commitments were $2.7 billion and $2.2 billion at December 31, 2013 and 2012, respectively. The Company anticipates that these amounts will be invested in partnerships over the next five years.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.1 billion and $2.7 billion at December 31, 2013 and 2012, respectively.
Commitments to Fund Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $687 million and $971 million at December 31, 2013 and 2012, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.0 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these indemnities in the future.
The Company’s recorded liabilities were $3 million and $4 million at December 31, 2013 and 2012, respectively, for indemnities, guarantees and commitments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

18. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2013 and 2012 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions)
2013:
Total revenues	$8,766	$8,632	$8,018	$9,884
Total expenses	$7,843	$7,771	$7,758	$9,106
Income (loss) from continuing operations, net of income tax	$673	$646	$242	$580
Income (loss) from discontinued operations, net of income tax	$—	$—	$—	$1
Net income (loss)	$673	$646	$242	$581
Less: Net income (loss) attributable to noncontrolling interests	$(1)	$3	$(5)	$(4)
Net income (loss) attributable to Metropolitan Life Insurance Company	$674	$643	$247	$585
2012:
Total revenues	$7,635	$10,048	$8,159	$10,204
Total expenses	$7,502	$7,656	$7,639	$9,551
Income (loss) from continuing operations, net of income tax	$139	$1,605	$396	$503
Income (loss) from discontinued operations, net of income tax	$14	$3	$—	$23
Net income (loss)	$153	$1,608	$396	$526
Less: Net income (loss) attributable to noncontrolling interests	$—	$4	$(6)	$4
Net income (loss) attributable to Metropolitan Life Insurance Company	$153	$1,604	$402	$522

19. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $2.4 billion, $2.6 billion and $2.8 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $127 million, $108 million and $94 million for the years ended December 31, 2013, 2012 and 2011, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $142 million, $113 million and $46 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $1.4 billion, $1.6 billion and $1.6 billion for the years ended December 31, 2013, 2012 and 2011, respectively, and were reimbursed to the Company by these affiliates.

The Company had net payables to affiliates, related to the items discussed above, of $327 million and $346 million at December 31, 2013 and 2012, respectively.
See Notes 6, 8 and 12 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

20. Subsequent Events
In the second quarter of 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The companies to be merged are MICC, MLI-USA and MLIIC, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter, a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013, resulting in a redistribution of assets held in trust and the cancellation of outstanding letters of credit which were no longer required. Effective January 1, 2014, following receipt of New York State Department of Financial Services approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with Metropolitan Life Insurance Company all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, Metropolitan Life Insurance Company recorded a funds withheld asset, included in other invested assets, of $100 million, a deposit liability, included in other liabilities, of $448 million, an assumed reserve, included in policyholder account balances, of $100 million, and received cash and investments of $448 million from MICC. On December 31, 2013, MICC deposited qualifying investments into a custodial account, which became restricted to secure MICC’s remaining New York policyholder liabilities not covered by such reinsurance on January 1, 2014. In anticipation of establishing this custodial account with qualifying investments, Metropolitan Life Insurance Company transferred investments with an estimated fair value of $751 million to MICC and received from MICC qualifying investments with an estimated fair value of $739 million and cash of $12 million in the fourth quarter of 2013. See Note 8. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals.
At December 31, 2013, the Company consolidated the MetLife Core Property Fund, a newly formed open ended core real estate fund. As a result of the quarterly reassessment in the first quarter of 2014, it was determined that the MetLife Core Property Fund no longer meets the requirements of a consolidated VIE; accordingly, it will be deconsolidated effective March 31, 2014. See Note 8.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2013
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
Foreign government securities	$3,040	$3,530	$3,530
U.S. Treasury and agency securities	29,508	30,544	30,544
Public utilities	14,765	16,267	16,267
State and political subdivision securities	5,386	5,777	5,777
All other corporate bonds	71,126	75,299	75,299
Total bonds	123,825	131,417	131,417
Mortgage-backed and asset-backed securities	40,111	40,910	40,910
Redeemable preferred stock	1,435	1,419	1,419
Total fixed maturity securities	165,371	173,746	173,746
Trading and fair value option securities	718	723	723
Equity securities:
Common stock:
Industrial, miscellaneous and all other	1,070	1,164	1,164
Non-redeemable preferred stock	743	728	728
Total equity securities	1,813	1,892	1,892
Mortgage loans:
Held-for-investment	46,021		46,021
Held-for-sale	3		3
Mortgage loans, net	46,024		46,024
Policy loans	8,421		8,421
Real estate and real estate joint ventures	7,449		7,449
Real estate acquired in satisfaction of debt	349		349
Other limited partnership interests	4,716		4,716
Short-term investments	5,962		5,962
Other invested assets	10,589		10,589
Total investments	$251,412		$259,871
______________

(1)
The Company’s trading and fair value option securities portfolio is mainly comprised of fixed maturity and equity securities, including mutual funds and, to a lesser extent, short-term investments and cash and cash equivalents. Cost or amortized cost for fixed maturity securities and mortgage loans held-for-investment represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2013, 2012 and 2011
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2013
Retail	$5,990	$62,912	$30,434	$601	$36	$507
Group, Voluntary & Worksite Benefits	333	19,460	8,575	—	236	—
Corporate Benefit Funding	93	36,452	53,489	—	—	31
Corporate & Other	—	581	—	—	1	—
Total	$6,416	$119,405	$92,498	$601	$273	$538
2012
Retail	$5,407	$64,757	$31,393	$610	$36	$539
Group, Voluntary & Worksite Benefits	337	19,599	8,918	—	248	—
Corporate Benefit Funding	88	38,645	54,406	—	—	38
Corporate & Other	—	476	(1)	—	—	—
Total	$5,832	$123,477	$94,716	$610	$284	$577
2011
Retail	$5,921	$63,460	$31,811	$659	$38	$556
Group, Voluntary & Worksite Benefits	342	18,207	9,273	—	226	—
Corporate Benefit Funding	76	36,004	47,748	—	—	47
Corporate & Other	2	457	24	—	—	—
Total	$6,341	$118,128	$88,856	$659	$264	$603
______________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III — (Continued)
Consolidated Supplementary Insurance Information
December 31, 2013, 2012 and 2011

(In millions)

Segment	Premium Revenue and Policy Charges	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (1)
2013
Retail	$5,456	$5,067	$6,059	$217	$2,971
Group, Voluntary & Worksite Benefits	14,420	1,618	13,346	25	1,970
Corporate Benefit Funding	2,886	4,680	5,813	19	474
Corporate & Other	76	420	67	—	1,517
Total	$22,838	$11,785	$25,285	$261	$6,932
2012
Retail	$5,379	$5,113	$6,121	$948	$3,067
Group, Voluntary & Worksite Benefits	13,937	1,540	12,747	29	1,878
Corporate Benefit Funding	2,802	4,636	5,792	12	421
Corporate & Other	1	563	(1)	2	1,332
Total	$22,119	$11,852	$24,659	$991	$6,698
2011
Retail	$5,397	$5,183	$6,099	$765	$3,302
Group, Voluntary & Worksite Benefits	13,117	1,545	12,058	95	1,753
Corporate Benefit Funding	1,975	4,478	4,892	14	461
Corporate & Other	1	409	4	1	1,435
Total	$20,490	$11,615	$23,053	$875	$6,951
______________

(1)	Includes other expenses and policyholder dividends, excluding amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) charged to other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2013, 2012 and 2011
(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2013
Life insurance in-force	$2,940,853	$401,576	$844,946	$3,384,223	25.0%
Insurance premium
Life insurance	$13,820	$1,187	$1,423	$14,056	10.1%
Accident and health insurance	6,470	97	46	6,419	0.7%
Total insurance premium	$20,290	$1,284	$1,469	$20,475	7.2%
2012
Life insurance in-force	$2,914,815	$417,026	$785,391	$3,283,180	23.9%
Insurance premium
Life insurance	$18,982	$756	$794	$19,020	4.2%
Accident and health insurance	839	535	556	860	64.6%
Total insurance premium	$19,821	$1,291	$1,350	$19,880	6.8%
2011
Life insurance in-force	$2,883,535	$436,286	$766,216	$3,213,465	23.8%
Insurance premium
Life insurance	$17,572	$862	$694	$17,404	4.0%
Accident and health insurance	863	525	546	884	61.8%
Total insurance premium	$18,435	$1,387	$1,240	$18,288	6.8%
For the year ended December 31, 2013, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $26.1 billion and $259.6 billion, respectively, and life insurance premiums of $45 million and $451 million, respectively. For the year ended December 31, 2012, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $27.4 billion and $230.6 billion, respectively, and life insurance premiums of $54 million and $319 million, respectively. For the year ended December 31, 2011, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $28.7 billion and $189.6 billion, respectively, and life insurance premiums of $51 million and $169 million, respectively.

Previously reported life insurance in-force amounts for reinsurance ceded for the years ended December 31, 2012 and 2011 have been reduced by $1,551.9 billion and $1,427.0 billion, respectively, to remove the effects of transactions with a subsidiary for life insurance in-force and certain reinsurance agreements recorded using the deposit method of accounting. The related 2012 and 2011 net amounts illustrated in the table above have also been amended by the same amounts. The Company believes the effects of these reductions are immaterial to the prior periods.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Metropolitan Life Insurance Company and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.
Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2013 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting at December 31, 2013.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2013. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 109.
Item 9B. Other Information
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 11. Executive Compensation
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, Inc., has served as the independent auditor of Metropolitan Life Insurance Company and its subsidiaries (the “Company”) for more than 75 years. Its long-term knowledge of the MetLife group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Independent Auditor’s Fees for 2013 and 2012
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2013 and 2012. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2013	2012
(In millions)
Audit Fees (1)	$ 40.6	$ 41.3
Audit-Related Fees (2)	$ 5.5	$ 3.8
Tax Fees (3)	$ 2.3	$ 1.8
All Other Fees (4)	$ 0.4	$ 1.2
______________

(1)
Fees for services to perform an audit or review in accordance with auditing standards of the PCAOB and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the U.S. Securities and Exchange Commission (“SEC”).

(2)
Fees for assurance and related services that are traditionally performed by the Company’s independent auditor, such as audit and related services for employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with proposed or consummated acquisitions and divestitures, control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3)
Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities. In 2013, tax compliance and tax preparation fees total $2.3 million and tax advisory fees were not significant. In 2012, tax compliance and preparation fess total $1.7 million and tax advisory fees total $0.1 million.

(4)	Fees for other types of permitted services, including employee benefit advisory services, risk consulting services, financial advisory services and valuation services.
Approval of Fees
The Audit Committee approves Deloitte’s audit and non-audit services to MetLife, Inc. and its subsidiaries, including the Company, in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that MetLife, Inc. expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by MetLife, Inc.’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee is responsible for approving fees for the audit and for any audit-related, tax or other permitted non-audit services. If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.
The Audit Committee assures the regular rotation of the audit engagement team partners as required by law.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 108.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 108.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 27, 2014

METROPOLITAN LIFE INSURANCE COMPANY

By		/s/ Steven A. Kandarian
	Name:	Steven A. Kandarian
	Title:	Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 27, 2014
Cheryl W. Grisé

/s/ Carlos M.Gutierrez	Director	March 27, 2014
Carlos M.Gutierrez

/s/ R. Glenn Hubbard	Director	March 27, 2014
R. Glenn Hubbard

/s/ John M. Keane	Director	March 27, 2014
John M. Keane

/s/ Alfred F. Kelly, Jr.	Director	March 27, 2014
Alfred F. Kelly, Jr.

/s/ William E. Kennard	Director	March 27, 2014
William E. Kennard

/s/ James M. Kilts	Director	March 27, 2014
James M. Kilts

/s/ Catherine R. Kinney	Director	March 27, 2014
Catherine R. Kinney

/s/ Denise M. Morrison	Director	March 27, 2014
Denise M. Morrison

/s/ Hugh B. Price	Director	March 27, 2014
Hugh B. Price

/s/ Kenton J. Sicchitano	Director	March 27, 2014
Kenton J. Sicchitano

/s/ Lulu C. Wang	Director	March 27, 2014
Lulu C. Wang

Signature	Title	Date

/s/ Steven A. Kandarian	Chairman of the Board, President and	March 27, 2014
Steven A. Kandarian	Chief Executive Officer (Principal Executive Officer)

/s/ John C. R. Hele	Executive Vice President and	March 27, 2014
John C. R. Hele	Chief Financial Officer (Principal Financial Officer)

/s/ Peter M. Carlson	Executive Vice President and	March 27, 2014
Peter M. Carlson	Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Metropolitan Life Insurance Company and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Metropolitan Life Insurance Company and its subsidiaries may be found elsewhere in this Annual Report on Form 10-K and Metropolitan Life Insurance Company’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

Exhibit No.	Description

2.1
Plan of Reorganization of Metropolitan Life Insurance Company dated September 28, 1999. (Incorporated by reference to Exhibit 2.1 to MetLife, Inc.’s Registration Statement on Form S-1 (No. 333-91517) (the “S-1 Registration Statement”)).

2.2	Amendment to Plan of Reorganization of Metropolitan Life Insurance Company dated March 9, 2000. (Incorporated by reference to Exhibit 2.2 to the S-1 Registration Statement).

3.1
Amended and Restated Charter of Metropolitan Life Insurance Company dated October 31, 2001. (Incorporated by reference to Exhibit 3.1 to Metropolitan Life Insurance Company’s Form 10 dated August 28, 2013 (the “2013 Form 10”)).

3.2	Amended and Restated By-Laws of Metropolitan Life Insurance Company effective September 25, 2007. (Incorporated by reference to Exhibit 3.2 to the 2013 Form 10).

10.1
MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 21, 2009 (the “December 21, 2009 Form 8-K”)).*

10.2
Separation Agreement, Waiver and General Release, dated August 17, 2009, between Lisa M. Weber and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated September 3, 2009).*

10.3
Agreement, effective as of May 9, 2011, by and between Kathleen A. Henkel and MetLife, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.4
Offer Letter and Appendix, dated July 14, 2011, between MetLife, Inc. and Martin J. Lippert. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Third Quarter 2011 10-Q”)).*

10.5	Offer Letter, dated July 27, 2011, between MetLife, Inc. and Frans Hijkoop. (Incorporated by reference to Exhibit 10.3 to the Third Quarter 2011 10-Q).*

10.6
Agreement between MetLife, Inc. and William J. Toppeta, which became final on December 20, 2011. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 23, 2011).*

10.7
Agreement between MetLife, Inc. and William J. Mullaney, which became final on December 24, 2011. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 29, 2011).*

10.8
Letter, dated March 24, 2011, from MetLife, Inc. to Michel Khalaf. (Incorporated by reference to Exhibit 10.10 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”)).*

Exhibit No.	Description

10.9	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf. (Incorporated by reference to Exhibit 10.11 to the 2011 Annual Report).*

10.10
Adjustment of certain compensation items for Michel Khalaf, effective July 1, 2012. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.11
Employment Agreement between Christopher G. Townsend and MetLife Asia Pacific Limited, dated May 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 16, 2012 (the “May 16, 2012 Form 8-K”)).*

10.12	Offer letter, dated July 23, 2012, between MetLife, Inc. and John C.R. Hele. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated July 27, 2012).*

10.13	Letter from MetLife, Inc. to Nicholas D. Latrenta, dated December 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 14, 2012).*

10.14
Offer letter, dated December 10, 2012, between MetLife, Inc. and Ricardo Anzaldua. (Incorporated by reference to Exhibit 10.14 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report”)).*

10.15	Letter from MetLife, Inc. to Michel Khalaf, dated February 22, 2013. (Incorporated by reference to Exhibit 10.15 to the 2012 Annual Report).*

10.16	MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).*

10.17	MetLife, Inc. 2000 Stock Incentive Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.17 to the 2012 Annual Report).*

10.18
Management Stock Option Agreement under the MetLife, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”)).*

10.19	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).*

10.20	MetLife, Inc. 2000 Directors Stock Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.20 to the 2012 Annual Report).*

10.21	Form of Director Stock Option Agreement under the MetLife, Inc. 2000 Directors Stock Plan. (Incorporated by reference to Exhibit 10.21 to the 2013 Annual Report).*

10.22
MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”). (Incorporated by reference to Exhibit 10.12 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”)).*

10.23	MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005. (Incorporated by reference to Exhibit 10.13 to the 2009 Annual Report).*

10.24	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.24 to the 2012 Annual Report).*

10.25	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.25 to the 2012 Annual Report).*

10.26	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.3 to the December 21, 2009 Form 8-K).*

10.27	Form of Management Stock Option Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.14 to the 2009 Annual Report).*

10.28
Form of Stock Option Agreement under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.9 to MetLife, Inc.’s Current Report on Form 8-K dated February 15, 2013 (the “February 15, 2013 Form 8-K”)).*

10.29
Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.10 to the February 15, 2013 Form 8-K).*

10.30	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.30 to the 2012 Annual Report).*

Exhibit No.	Description

10.31	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.4 to the December 21, 2009 Form 8-K).*

10.32	Form of Restricted Stock Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.4 to the February 15, 2013 Form 8-K).*

10.33
Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.5 to the February 15, 2013 Form 8-K).*

10.34
Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.31 to MetLife, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”)).*

10.35	Clarification of Management Performance Share Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.29 to the 2010 Annual Report).*

10.36	Amendment to Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.30 to the 2010 Annual Report).*

10.37	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007). (Incorporated by reference to Exhibit 10.35 to the 2011 Annual Report).*

10.38	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.38 to the 2012 Annual Report).*

10.39	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.39 to the 2012 Annual Report).*

10.40	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.40 to the 2012 Annual Report).*

10.41	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.41 to the 2012 Annual Report).*

10.42	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective January 27, 2009). (Incorporated by reference to Exhibit 10.42 to the 2013 Annual Report).*

10.43
Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 24, 2009). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 13, 2009).*

10.44	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.2 to the December 21, 2009 Form 8-K).*

10.45
Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 21, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated February 22, 2010).*

10.46
Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 17, 2010).*

10.47	Form of Performance Share Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.1 to the February 15, 2013 Form 8-K).*

10.48
Amended and Restated 2010-2011 Long Term Incentive Plan for Employees of ALICO, including 2010-2011 Alico LTI Performance Measures and Goals (effective November 1, 2010). (Incorporated by reference to Exhibit 10.45 to the 2011 Annual Report).*

10.49
MetLife International Performance Unit Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011). (Incorporated by reference to Exhibit 10.46 to the 2011 Annual Report).*

10.50
Form of Performance Unit Agreement under the MetLife International Performance Unit Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.47 to the 2011 Annual Report).*

Exhibit No.	Description

10.51	MetLife International Performance Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.2 to the February 15, 2013 Form 8-K).*

10.52	Form of Performance Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.3 to the February 15, 2013 Form 8-K).*

10.53	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011). (Incorporated by reference to Exhibit 10.48 to the 2011 Annual Report).*

10.54	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.49 to the 2011 Annual Report).*

10.55	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012). (Incorporated by reference to Exhibit 10.11 to the February 15, 2013 Form 8-K).*

10.56	Form of Unit Option Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.12 to the February 15, 2013 Form 8-K).*

10.57	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.13 to the February 15, 2013 Form 8-K).*

10.58	MetLife International Restricted Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.6 to the February 15, 2013 Form 8-K).*

10.59	Form of Restricted Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.7 to the February 15, 2013 Form 8-K).*

10.60
Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.8 to the February 15, 2013 Form 8-K).*

10.61
Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating the 364-Day Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated August 15, 2011).

10.62
First Amendment, dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, to the Five-Year Credit Agreement, dated as of September 13, 2012, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (the “Five-Year Credit Agreement”). (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Current Report on Form 8-K dated September 19, 2012 (the “September 19, 2012 Form 8-K”)).

10.63
Five-Year Credit Agreement, amending and restating the Three-Year Credit Agreement, dated as of October 15, 2010, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to the September 19, 2012 Form 8-K).

10.64	MetLife Annual Variable Incentive Plan (“AVIP”). (Incorporated by reference to Exhibit 10.41 to the 2009 Annual Report).*

10.65	Amendment Number One to the AVIP. (Incorporated by reference to Exhibit 10.48 to the 2010 Annual Report).*

10.66
Resolutions of the MetLife, Inc. Board of Directors (adopted December 14, 2010) regarding the selection of performance measures for 2011 awards under the AVIP. (Incorporated by reference to Exhibit 10.52 to the 2010 Annual Report).*

10.67
Resolutions of the MetLife, Inc. Board of Directors (adopted December 13, 2011) regarding the selection of performance measures for 2012 awards under the AVIP. (Incorporated by reference to Exhibit 10.58 to the 2011 Annual Report).*

10.68
Resolutions of the MetLife, Inc. Board of Directors (adopted February 11, 2013) regarding the selection of performance measures for 2013 awards under the AVIP. (Incorporated by reference to Exhibit 10.70 to the 2012 Annual Report).*

Exhibit No.	Description

10.69
Resolutions of the MetLife, Inc. Board of Directors (adopted December 10, 2013) regarding the selection of performance measures for 2014 awards under the AVIP. (Incorporated by reference to Exhibit 10.71 to the 2013 Annual Report).*

10.70
Resolutions of the MetLife, Inc., Board of Directors (adopted September 13, 2011) regarding non-management director compensation. (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2011 10-Q).*

10.71	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.72 to the 2012 Annual Report).*

10.72
Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.46 to the 2009 Annual Report).*

10.73
Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.55 to the 2010 Annual Report).*

10.74
Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.75 to the 2012 Annual Report).*

10.75
Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.77 to the 2013 Annual Report).*

10.76	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003. (Incorporated by reference to Exhibit 10.78 to the 2013 Annual Report).*

10.77
Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005. (Incorporated by reference to Exhibit 10.57 to the 2010 Annual Report).*

10.78
Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005). (Incorporated by reference to Exhibit 10.58 to the 2010 Annual Report).*

10.79
Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.66 to the 2011 Annual Report).*

10.80
MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005). (Incorporated by reference to Exhibit 10.67 to the 2011 Annual Report).*

10.81
Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.81 to the 2012 Annual Report). *

10.82
Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.84 to the 2013 Annual Report).*

10.83
Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.54 to the 2009 Annual Report).*

10.84
Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009). (Incorporated by reference to Exhibit 10.55 to the 2009 Annual Report).*

10.85
Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2011). (Incorporated by reference to Exhibit 10.65 to the 2010 Annual Report).*

10.86	MetLife Deferred Compensation Plan for Outside Directors (effective December 9, 2003). (Incorporated by reference to Exhibit 10.88 to the 2013 Annual Report).*

Exhibit No.	Description

10.87
Amendment Number One to the MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December 9, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.74 to the 2011 Annual Report).*

10.88
MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.75 to the 2011 Annual Report).*

10.89
Amendment Number One to the MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December 9, 2006, effective February 26, 2007). (Incorporated by reference to Exhibit 10.76 to the 2011 Annual Report).*

10.90
MetLife Non-Management Director Deferred Compensation Plan, dated December 5, 2007 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.90 to the 2012 Annual Report).*

10.91
The MetLife Non-Management Director Deferred Compensation Plan, dated December 9, 2008 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.93 to the 2013 Annual Report).*

10.92	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008). (Incorporated by reference to Exhibit 10.94 to the 2013 Annual Report)).*

10.93	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006). (Incorporated by reference to Exhibit 10.80 to the 2011 Annual Report).*

10.94	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007). (Incorporated by reference to Exhibit 10.81 to the 2011 Annual Report).*

10.95	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008). (Incorporated by reference to Exhibit 10.95 to the 2012 Annual Report).*

10.96
Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008). (Incorporated by reference to Exhibit 10.98 to the 2013 Annual Report).*

10.97
Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.99 to the 2013 Annual Report).*

10.98
Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated March 31, 2009).*

10.99
Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.5 to the December 21, 2009 Form 8-K).*

10.100
Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 21, 2010 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.80 to the 2010 Annual Report).*

10.101
Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 20, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.101 to the 2012 Annual Report).*

10.102	Alico Overseas Pension Plan, dated January 2009. (Incorporated by reference to Exhibit 10.88 to the 2011 Annual Report).*

10.103	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010. (Incorporated by reference to Exhibit 10.89 to the 2011 Annual Report).*

10.104	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2010), dated December 13, 2011. (Incorporated by reference to Exhibit 10.90 to the 2011 Annual Report).*

10.105
Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated May 4, 2012).*

Exhibit No.	Description

10.106	Member’s Explanatory Handbook for the Metropolitan Life Insurance Company of Hong Kong Limited Healthcare Plan (2011). (Incorporated by reference to Exhibit 10.2 to the May 16, 2012 Form 8-K).*

10.107
MetLife Plan for Transition Assistance for Officers, dated December 28, 2009 (as amended and restated, effective January 1, 2010 (the “MPTA”)). (Incorporated by reference to Exhibit 10.84 to the 2009 Annual Report).*

10.108	Amendment Number One to the MPTA, dated December 15, 2010. (Incorporated by reference to Exhibit 10.96 to the 2010 Annual Report).*

10.109	Amendment Number Two to the MPTA, dated December 7, 2011. (Incorporated by reference to Exhibit 10.93 to the 2011 Annual Report).*

10.110	Amendment Number Three to the MPTA, dated December 22, 2011. (Incorporated by reference to Exhibit 10.94 to the 2011 Annual Report).*

10.111	Amendment Number Four to the MPTA, dated April 4, 2012. (Incorporated by reference to Exhibit 10.4 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).*

10.112	Amendment Number Five to the MPTA, dated December 26, 2012. (Incorporated by reference to Exhibit 10.112 to the 2012 Annual Report).*

10.113
Amendment Number Six to the MPTA (as amended and restated, effective January 1, 2010), dated June 27, 2013. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates management contracts or compensatory plans or arrangements. SEC File No. 001-15787.