Form 10-Q
period 2014-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2014-05-15
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 14, 2014, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $164,710 and $165,371 respectively; includes $160 and $157, respectively, relating to variable interest entities)	$176,751	$173,746
Equity securities available-for-sale, at estimated fair value (cost: $1,902 and $1,813, respectively)	2,027	1,892
Trading and fair value option securities, at estimated fair value (includes $628 and $662, respectively, of actively traded securities; and $19 and $23, respectively, relating to variable interest entities)	683	723
Mortgage loans (net of valuation allowances of $276 and $272, respectively; includes $352 and $338, respectively, under the fair value option)	45,976	46,024
Policy loans	8,429	8,421
Real estate and real estate joint ventures (includes $9 and $1,141, respectively, relating to variable interest entities; includes $1 and $40, respectively, of real estate held-for-sale)	7,249	7,798
Other limited partnership interests (includes $53 and $53, respectively, relating to variable interest entities)	4,785	4,716
Short-term investments, principally at estimated fair value	5,528	5,962
Other invested assets, principally at estimated fair value (includes $71 and $78, respectively, relating to variable interest entities)	11,073	10,589
Total investments	262,501	259,871
Cash and cash equivalents, principally at estimated fair value (includes $3 and $21, respectively, relating to variable interest entities)	1,319	1,098
Accrued investment income (includes $2 and $2, respectively, relating to variable interest entities)	2,313	2,249
Premiums, reinsurance and other receivables (includes $7 and $7, respectively, relating to variable interest entities)	25,306	23,637
Deferred policy acquisition costs and value of business acquired	6,169	6,416
Other assets (includes $4 and $24, respectively, relating to variable interest entities)	4,748	4,716
Separate account assets	137,611	134,796
Total assets	$439,967	$432,783
Liabilities and Equity
Liabilities
Future policy benefits	$112,841	$111,963
Policyholder account balances	89,770	92,498
Other policy-related balances	6,014	5,671
Policyholder dividends payable	585	601
Policyholder dividend obligation	2,463	1,771
Payables for collateral under securities loaned and other transactions	21,502	21,096
Short-term debt	100	175
Long-term debt (includes $95 and $520, respectively, at estimated fair value, relating to variable interest entities)	2,402	2,828
Current income tax payable	478	365
Deferred income tax liability (includes $1 and $1, respectively, at estimated fair value, relating to variable interest entities)	3,033	1,785
Other liabilities (includes $19 and $31, respectively, relating to variable interest entities)	34,032	32,180
Separate account liabilities	137,611	134,796
Total liabilities	410,831	405,729
Contingencies, Commitments and Guarantees (Note 11)
Redeemable noncontrolling interests	—	774
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding at both March 31, 2014 and December 31, 2013	5	5
Additional paid-in capital	14,478	14,515
Retained earnings	10,176	9,352
Accumulated other comprehensive income (loss)	4,107	2,158
Total Metropolitan Life Insurance Company stockholder’s equity	28,766	26,030
Noncontrolling interests	370	250
Total equity	29,136	26,280
Total liabilities and equity	$439,967	$432,783
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Revenues
Premiums	$4,984	$4,872
Universal life and investment-type product policy fees	593	575
Net investment income	2,947	2,952
Other revenues	426	427
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(11)	(24)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	3	(23)
Other net investment gains (losses)	(24)	132
Total net investment gains (losses)	(32)	85
Net derivative gains (losses)	119	(145)
Total revenues	9,037	8,766
Expenses
Policyholder benefits and claims	5,716	5,513
Interest credited to policyholder account balances	529	591
Policyholder dividends	296	297
Other expenses	1,348	1,442
Total expenses	7,889	7,843
Income (loss) from continuing operations before provision for income tax	1,148	923
Provision for income tax expense (benefit)	320	250
Income (loss) from continuing operations, net of income tax	828	673
Income (loss) from discontinued operations, net of income tax	(3)	—
Net income (loss)	825	673
Less: Net income (loss) attributable to noncontrolling interests	1	(1)
Net income (loss) attributable to Metropolitan Life Insurance Company	$824	$674
Comprehensive income (loss)	$2,774	$484
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	(1)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$2,773	$485

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2014 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$5	$14,515	$9,352	$3,797	$(93)	$31	$(1,577)	$26,030	$250	$26,280
Capital contributions from MetLife, Inc.		1						1		1
Return of capital		(40)						(40)		(40)
Excess tax benefits related to stock-based compensation		2						2		2
Change in equity of noncontrolling interests								—	119	119
Net income (loss)			824					824	1	825
Other comprehensive income (loss), net of income tax				1,895	22	3	29	1,949		1,949
Balance at March 31, 2014	$5	$14,478	$10,176	$5,692	$(71)	$34	$(1,548)	$28,766	$370	$29,136

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity — (Continued)
For the Three Months Ended March 31, 2013 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$5	$14,510	$8,631	$6,497	$(158)	$18	$(2,349)	$27,154	$292	$27,446
Change in equity of noncontrolling interests									(39)	(39)
Net income (loss)			674					674	(1)	673
Other comprehensive income (loss), net of income tax				(275)	45	8	33	(189)		(189)
Balance at March 31, 2013	$5	$14,510	$9,305	$6,222	$(113)	$26	$(2,316)	$27,639	$252	$27,891

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$917	$529
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	13,381	18,519
Equity securities	12	46
Mortgage loans	2,009	2,316
Real estate and real estate joint ventures	290	28
Other limited partnership interests	144	87
Purchases of:
Fixed maturity securities	(10,932)	(22,141)
Equity securities	(25)	(169)
Mortgage loans	(2,008)	(1,521)
Real estate and real estate joint ventures	(554)	(184)
Other limited partnership interests	(143)	(232)
Cash received in connection with freestanding derivatives	197	126
Cash paid in connection with freestanding derivatives	(304)	(168)
Net change in policy loans	(8)	(35)
Net change in short-term investments	453	2,017
Net change in other invested assets	(91)	(53)
Net change in property, equipment and leasehold improvements	(40)	30
Other, net	(13)	—
Net cash provided by (used in) investing activities	2,368	(1,334)
Cash flows from financing activities
Policyholder account balances:
Deposits	10,612	13,421
Withdrawals	(13,545)	(12,055)
Net change in payables for collateral under securities loaned and other transactions	406	56
Net change in short-term debt	(320)	—
Long-term debt repaid	(15)	(14)
Other, net	(202)	(35)
Net cash provided by (used in) financing activities	(3,064)	1,373
Change in cash and cash equivalents	221	568
Cash and cash equivalents, beginning of period	1,098	1,401
Cash and cash equivalents, end of period	$1,319	$1,969
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Interest	$17	$17
Income tax	$181	$142
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$—
Real estate and real estate joint ventures acquired in satisfaction of debt	$—	$14
Deconsolidation of MetLife Core Property Fund (see Note 5):
Reduction of redeemable noncontrolling interests	$774	$—
Reduction of long-term debt	$413	$—
Reduction of real estate and real estate joint ventures	$1,132	$—
Issuance of short-term debt	$245	$—
Return of capital	$40	$—

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
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2014 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2013 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2014, the Company adopted new guidance regarding reporting of discontinued operations and disclosures of disposals of components of an entity. The guidance increases the threshold for a disposal to qualify as a discontinued operation, expands the disclosures for discontinued operations and requires new disclosures for certain disposals that do not meet the definition of a discontinued operation. Disposals must now represent a strategic shift that has or will have a major effect on the entity’s operations and financial results to qualify as discontinued operations. The new guidance did not have a material impact on the financial statements upon adoption.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2014, the Company adopted new guidance regarding the presentation of an unrecognized tax benefit. The new guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, when the carryforwards are not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the applicable tax law does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with the related deferred tax asset. The adoption was prospectively applied and resulted in a reduction to other liabilities and a corresponding increase to deferred income tax liability in the amount of $190 million.
Effective January 1, 2014, the Company adopted new guidance regarding foreign currency that requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. The new guidance did not have a material impact on the financial statements upon adoption.
Effective January 1, 2014, the Company adopted new guidance regarding liabilities that requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, the amendments require an entity to disclose the nature and amount of the obligation, as well as other information about the obligation. The new guidance did not have a material impact on the financial statements upon adoption.
Effective January 1, 2014, the Company adopted new guidance on other expenses which address how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The amendments in this standard specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using the straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. In accordance with the adoption of the new accounting pronouncement on January 1, 2014, the Company recorded $55 million in other liabilities, and a corresponding deferred cost, in other assets.
Future Adoption of New Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board issued new guidance regarding investments (Accounting Standards Update 2014-01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects). This guidance is applicable to investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity that meets certain conditions is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance on the statement of operations as a component of income tax expense (benefit). The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, enterprise-wide strategic initiative restructuring charges, various business activities including start-up and certain run-off businesses, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Start-up businesses include direct and digital marketing products. In addition, Corporate & Other includes ancillary U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Corporate & Other also includes the investment management business through which the Company offers fee-based investment management services to institutional clients. Additionally, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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

2. Segment Information (continued)

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Three Months Ended March 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$969	$3,614	$366	$35	$4,984	$—	$4,984
Universal life and investment-type product policy fees	360	178	48	—	586	7	593
Net investment income	1,364	439	1,171	92	3,066	(119)	2,947
Other revenues	85	104	67	170	426	—	426
Net investment gains (losses)	—	—	—	—	—	(32)	(32)
Net derivative gains (losses)	—	—	—	—	—	119	119
Total revenues	2,778	4,335	1,652	297	9,062	(25)	9,037
Expenses
Policyholder benefits and claims and policyholder dividends	1,590	3,516	875	22	6,003	9	6,012
Interest credited to policyholder account balances	240	40	246	—	526	3	529
Capitalization of DAC	(95)	(4)	(1)	—	(100)	—	(100)
Amortization of DAC and VOBA	205	6	4	—	215	27	242
Interest expense on debt	1	—	3	35	39	—	39
Other expenses	238	522	112	296	1,168	(1)	1,167
Total expenses	2,179	4,080	1,239	353	7,851	38	7,889
Provision for income tax expense (benefit)	210	94	144	(106)	342	(22)	320
Operating earnings	$389	$161	$269	$50	869
Adjustments to:
Total revenues					(25)
Total expenses					(38)
Provision for income tax (expense) benefit					22
Income (loss) from continuing operations, net of income tax					$828		$828

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Three Months Ended March 31, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$954	$3,504	$395	$19	$4,872	$—	$4,872
Universal life and investment-type product policy fees	325	181	59	—	565	10	575
Net investment income	1,339	437	1,134	127	3,037	(85)	2,952
Other revenues	72	103	72	180	427	—	427
Net investment gains (losses)	—	—	—	—	—	85	85
Net derivative gains (losses)	—	—	—	—	—	(145)	(145)
Total revenues	2,690	4,225	1,660	326	8,901	(135)	8,766
Expenses
Policyholder benefits and claims and policyholder dividends	1,500	3,390	907	13	5,810	—	5,810
Interest credited to policyholder account balances	244	38	305	—	587	4	591
Capitalization of DAC	(146)	(5)	(16)	—	(167)	—	(167)
Amortization of DAC and VOBA	112	7	9	—	128	(40)	88
Interest expense on debt	1	—	3	34	38	—	38
Other expenses	564	495	132	296	1,487	(4)	1,483
Total expenses	2,275	3,925	1,340	343	7,883	(40)	7,843
Provision for income tax expense (benefit)	145	105	112	(79)	283	(33)	250
Operating earnings	$270	$195	$208	$62	735
Adjustments to:
Total revenues					(135)
Total expenses					40
Provision for income tax (expense) benefit					33
Income (loss) from continuing operations, net of income tax					$673		$673

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2014	December 31, 2013
	(In millions)
Retail	$178,143	$174,853
Group, Voluntary & Worksite Benefits	42,111	41,059
Corporate Benefit Funding	191,439	188,960
Corporate & Other	28,274	27,911
Total	$439,967	$432,783
3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in PABs and are further discussed in Note 6.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3. Insurance (continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	March 31, 2014		December 31, 2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$62,951	$29,192	$62,763	$28,934
Separate account value	$50,957	$28,023	$50,700	$27,738
Net amount at risk	$625	$136	$641	$123
Average attained age of contractholders	65 years	63 years	64 years	62 years

Two Tier Annuities
General account value	N/A	$398	N/A	$397
Net amount at risk	N/A	$124	N/A	$123
Average attained age of contractholders	N/A	55 years	N/A	54 years

	March 31, 2014		December 31, 2013
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$8,049	$1,116	$7,871	$1,125
Net amount at risk	$81,062	$8,566	$81,888	$8,701
Average attained age of policyholders	53 years	60 years	53 years	59 years
 __________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
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

4. Closed Block (continued)

Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item.
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2014	December 31, 2013
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,929	$42,076
Other policy-related balances	328	298
Policyholder dividends payable	470	456
Policyholder dividend obligation	2,463	1,771
Current income tax payable	15	18
Other liabilities	608	582
Total closed block liabilities	45,813	45,201
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	28,810	28,374
Equity securities available-for-sale, at estimated fair value	90	86
Mortgage loans	6,117	6,155
Policy loans	4,647	4,669
Real estate and real estate joint ventures	509	492
Other invested assets	935	814
Total investments	41,108	40,590
Cash and cash equivalents	375	238
Accrued investment income	496	477
Premiums, reinsurance and other receivables	67	98
Deferred income tax assets	292	293
Total assets designated to the closed block	42,338	41,696
Excess of closed block liabilities over assets designated to the closed block	3,475	3,505
Amounts included in accumulated other comprehensive income (loss) (“AOCI”):
Unrealized investment gains (losses), net of income tax	1,931	1,502
Unrealized gains (losses) on derivatives, net of income tax	(3)	(3)
Allocated to policyholder dividend obligation, net of income tax	(1,601)	(1,151)
Total amounts included in AOCI	327	348
Maximum future earnings to be recognized from closed block assets and liabilities	$3,802	$3,853
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$1,771	$3,828
Change in unrealized investment and derivative gains (losses)	692	(2,057)
Balance, end of period	$2,463	$1,771

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Revenues
Premiums	$446	$464
Net investment income	530	533
Net investment gains (losses)	—	3
Net derivative gains (losses)	(1)	8
Total revenues	975	1,008
Expenses
Policyholder benefits and claims	624	643
Policyholder dividends	233	242
Other expenses	41	42
Total expenses	898	927
Revenues, net of expenses before provision for income tax expense (benefit)	77	81
Provision for income tax expense (benefit)	27	27
Revenues, net of expenses and provision for income tax expense (benefit)	$50	$54
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

	March 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$61,175	$5,801	$420	$—	$66,556	$60,244	$4,678	$693	$—	$64,229
U.S. Treasury and agency	27,087	2,471	298	—	29,260	29,508	1,730	694	—	30,544
Foreign corporate	26,840	2,275	154	—	28,961	27,082	1,959	285	—	28,756
RMBS	25,377	1,225	305	115	26,182	24,119	1,109	368	150	24,710
CMBS	8,310	258	52	—	8,516	8,203	262	89	—	8,376
ABS (1)	7,575	169	61	(1)	7,684	7,789	151	117	(1)	7,824
State and political subdivision	5,303	725	39	—	5,989	5,386	467	76	—	5,777
Foreign government	3,043	644	84	—	3,603	3,040	597	107	—	3,530
Total fixed maturity securities	$164,710	$13,568	$1,413	$114	$176,751	$165,371	$10,953	$2,429	$149	$173,746
Equity securities
Common stock	$1,156	$123	$6	$—	$1,273	$1,070	$97	$3	$—	$1,164
Non-redeemable preferred stock	746	65	57	—	754	743	62	77	—	728
Total equity securities	$1,902	$188	$63	$—	$2,027	$1,813	$159	$80	$—	$1,892
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses was in an unrealized gain position of $1 million for ABS at both March 31, 2014 and December 31, 2013, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $24 million and $38 million with unrealized gains (losses) of $14 million and $12 million at March 31, 2014 and December 31, 2013, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$6,143	$6,229	$6,411	$6,516
Due after one year through five years	33,292	35,329	34,696	36,556
Due after five years through ten years	36,125	39,197	35,725	38,347
Due after ten years	47,888	53,614	48,428	51,417
Subtotal	123,448	134,369	125,260	132,836
Structured securities (RMBS, CMBS and ABS)	41,262	42,382	40,111	40,910
Total fixed maturity securities	$164,710	$176,751	$165,371	$173,746
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

	March 31, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$5,902	$178	$2,194	$242	$8,512	$426	$1,948	$267
U.S. Treasury and agency	5,610	291	49	7	10,077	687	33	7
Foreign corporate	2,375	82	847	72	4,217	176	952	109
RMBS	7,882	205	1,435	215	8,194	291	1,675	227
CMBS	1,627	41	276	11	2,022	74	221	15
ABS	1,671	23	373	37	1,701	28	530	88
State and political subdivision	270	15	113	24	737	44	92	32
Foreign government	633	69	71	15	763	94	54	13
Total fixed maturity securities	$25,970	$904	$5,358	$623	$36,223	$1,820	$5,505	$758
Equity securities
Common stock	$47	$6	$—	$—	$37	$3	$—	$—
Non-redeemable preferred stock	234	26	116	31	222	41	125	36
Total equity securities	$281	$32	$116	$31	$259	$44	$125	$36
Total number of securities in an unrealized loss position	1,603		430		2,211		469

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at March 31, 2014. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $1.1 billion during the three months ended March 31, 2014 from $2.6 billion to $1.5 billion. The decrease in gross unrealized losses for the three months ended March 31, 2014, was primarily attributable to a decrease in interest rates, and to a lesser extent narrowing credit spreads.
At March 31, 2014, $116 million of the total $1.5 billion of gross unrealized losses were from 41 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $116 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $46 million, or 40%, are related to gross unrealized losses on 26 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $116 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $70 million, or 60%, are related to gross unrealized losses on 15 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and ABS (primarily foreign ABS) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $17 million during the three months ended March 31, 2014 from $80 million to $63 million. Of the $63 million, $28 million were from 10 equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 67% were rated A or better.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$32,572	70.8%	$33,072	71.9%
Agricultural	10,931	23.8	11,025	24.0
Residential	2,397	5.2	1,858	4.0
Subtotal (1)	45,900	99.8	45,955	99.9
Valuation allowances	(276)	(0.6)	(272)	(0.6)
Subtotal mortgage loans held-for-investment, net	45,624	99.2	45,683	99.3
Residential — fair value option (“FVO”)	352	0.8	338	0.7
Total mortgage loans held-for-investment, net	45,976	100.0%	46,021	100.0%
Mortgage loans held-for-sale	—	—	3	—
Total mortgage loans, net	$45,976	100.0%	$46,024	100.0%
 __________________

(1)	Purchases of mortgage loans were $597 million and $50 million for the three months ended March 31, 2014 and 2013, respectively.
Mortgage Loans and Valuation Allowance by Portfolio Segment
The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows at:

	March 31, 2014				December 31, 2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$416	$97	$9	$522	$415	$96	$4	$515
Evaluated collectively for credit losses	32,156	10,834	2,388	45,378	32,657	10,929	1,854	45,440
Total mortgage loans	32,572	10,931	2,397	45,900	33,072	11,025	1,858	45,955
Valuation allowances:
Specific credit losses	52	5	—	57	49	7	—	56
Non-specifically identified credit losses	161	33	25	219	164	33	19	216
Total valuation allowances	213	38	25	276	213	40	19	272
Mortgage loans, net of valuation allowance	$32,359	$10,893	$2,372	$45,624	$32,859	$10,985	$1,839	$45,683

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2014				2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$213	$40	$19	$272	$256	$48	$—	$304
Provision (release)	—	(2)	7	5	(20)	7	1	(12)
Charge-offs, net of recoveries	—	—	(1)	(1)	—	(4)	—	(4)
Balance, end of period	$213	$38	$25	$276	$236	$51	$1	$288

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment were as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
March 31, 2014
Loan-to-value ratios:
Less than 65%	$24,620	$416	$516	$25,552	78.5%	$26,976	79.3%
65% to 75%	4,845	498	104	5,447	16.7	5,555	16.3
76% to 80%	455	158	100	713	2.2	707	2.1
Greater than 80%	482	216	162	860	2.6	765	2.3
Total	$30,402	$1,288	$882	$32,572	100.0%	$34,003	100.0%

December 31, 2013
Loan-to-value ratios:
Less than 65%	$24,585	$476	$596	$25,657	77.6%	$26,900	78.4%
65% to 75%	5,219	438	104	5,761	17.4	5,852	17.1
76% to 80%	444	157	189	790	2.4	776	2.3
Greater than 80%	583	205	76	864	2.6	769	2.2
Total	$30,831	$1,276	$965	$33,072	100.0%	$34,297	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment were as follows at:

	March 31, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$10,089	92.3%	$10,165	92.2%
65% to 75%	658	6.0	659	6.0
76% to 80%	68	0.6	84	0.8
Greater than 80%	116	1.1	117	1.0
Total	$10,931	100.0%	$11,025	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $11.2 billion and $11.3 billion at March 31, 2014 and December 31, 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment were as follows at:

	March 31, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$2,337	97.5%	$1,812	97.5%
Nonperforming	60	2.5	46	2.5
Total	$2,397	100.0%	$1,858	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $2.4 billion and $1.8 billion at March 31, 2014 and December 31, 2013, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2014 and December 31, 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Commercial	$—	$—	$—	$—	$169	$169
Agricultural	66	44	24	—	47	47
Residential	60	46	—	—	60	46
Total	$126	$90	$24	$—	$276	$262
Impaired Mortgage Loans
Impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
March 31, 2014
Commercial	$172	$169	$52	$117	$247	$247	$419	$364
Agricultural	52	51	5	46	47	46	99	92
Residential	—	—	—	—	11	9	11	9
Total	$224	$220	$57	$163	$305	$302	$529	$465

December 31, 2013
Commercial	$173	$169	$49	$120	$247	$246	$420	$366
Agricultural	64	62	7	55	35	34	99	89
Residential	—	—	—	—	5	4	5	4
Total	$237	$231	$56	$175	$287	$284	$524	$459
Unpaid principal balance is generally prior to any charge-offs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$416	$3	$439	$2
Agricultural	97	2	169	1
Residential	7	—	1	—
Total	$520	$5	$609	$3

Mortgage Loans Modified in a Troubled Debt Restructuring
The number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Three Months Ended March 31,
	2014			2013
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		(In millions)			(In millions)
Commercial	—	$—	$—	—	$—	$—
Agricultural	—	—	—	—	—	—
Residential	27	6	5	—	—	—
Total	27	$6	$5	—	$—	$—
The number of mortgage loans and carrying value of mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months were as follows:

	Three Months Ended March 31,
	2014		2013
	Number of Mortgage Loans	Carrying Value	Number of Mortgage Loans	Carrying Value
		(In millions)		(In millions)
Commercial	—	$—	—	$—
Agricultural	2	24	—	—
Residential (1)	1	—	—	—
Total	3	$24	—	$—
__________________

(1)	Residential mortgage loans for the three months ended March 31, 2014 had a carrying value of less than $1 million.
Payment default is determined in the same manner as delinquency status as described above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $796 million and $790 million at March 31, 2014 and December 31, 2013, respectively.
Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2014	December 31, 2013
	(In millions)
Fixed maturity securities	$12,151	$8,521
Fixed maturity securities with noncredit OTTI losses in AOCI	(114)	(149)
Total fixed maturity securities	12,037	8,372
Equity securities	136	83
Derivatives	562	361
Other	12	5
Subtotal	12,747	8,821
Amounts allocated from:
Insurance liability loss recognition	(793)	(610)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	4	5
DAC and VOBA	(825)	(721)
Policyholder dividend obligation	(2,463)	(1,771)
Subtotal	(4,077)	(3,097)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	39	51
Deferred income tax benefit (expense)	(3,087)	(2,070)
Net unrealized investment gains (losses)	5,622	3,705
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$5,621	$3,704

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$(149)	$(256)
Noncredit OTTI losses and subsequent changes recognized (1)	(3)	47
Securities sold with previous noncredit OTTI loss	9	114
Subsequent changes in estimated fair value	29	(54)
Balance, end of period	$(114)	$(149)
__________________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were ($3) million and $40 million for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2014
(In millions)
Balance, beginning of period	$3,704
Fixed maturity securities on which noncredit OTTI losses have been recognized	35
Unrealized investment gains (losses) during the period	3,891
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(183)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)
DAC and VOBA	(104)
Policyholder dividend obligation	(692)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(12)
Deferred income tax benefit (expense)	(1,017)
Net unrealized investment gains (losses)	5,621
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$5,621
Change in net unrealized investment gains (losses)	$1,917
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$1,917
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2014 and December 31, 2013.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2014	December 31, 2013
	(In millions)
Securities on loan: (1)
Amortized cost	$18,082	$18,829
Estimated fair value	$19,172	$19,153
Cash collateral on deposit from counterparties (2)	$19,620	$19,673
Security collateral on deposit from counterparties (3)	$47	$—
Reinvestment portfolio — estimated fair value	$19,895	$19,822
__________________

(1)	Included within fixed maturity securities, short-term investments and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

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

	March 31, 2014	December 31, 2013
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,341	$1,338
Invested assets pledged as collateral (1)	19,885	19,555
Total invested assets on deposit and pledged as collateral	$21,226	$20,893
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report) and derivative transactions (see Note 6).

See “— Securities Lending” for securities on loan and Note 4 for investments designated to the closed block.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2014 and December 31, 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2014		December 31, 2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$10	$15	$1,181	$443
Fixed maturity securities (2)	162	81	159	80
Other invested assets	75	—	82	7
Other limited partnership interests	61	—	61	—
CSEs (assets (primarily securities) and liabilities (primarily debt)) (3)	20	19	23	22
Total	$328	$115	$1,506	$552
__________________

(1)
At December 31, 2013, the Company consolidated an open ended core real estate fund formed in the fourth quarter of 2013 (the “MetLife Core Property Fund”), which represented the majority of the balances at December 31, 2013. As a result of the quarterly reassessment in the first quarter of 2014, the Company no longer consolidates the MetLife Core Property Fund, effective March 31, 2014, based on the terms of the revised partnership agreement. The Company accounts for its retained interest in the real estate fund under the equity method. Assets of the real estate fund are a real estate investment trust which holds primarily traditional core income-producing real estate which has associated liabilities that are primarily non-recourse debt secured by certain real estate assets of the fund. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its investment in the real estate fund of $178 million at carrying value at December 31, 2013. The long-term debt bears interest primarily at fixed rates ranging from 1.39% to 4.45%, payable primarily on a monthly basis.

(2)
The Company consolidates certain fixed maturity securities purchased in an investment vehicle which was partially funded with affiliated long-term debt. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for both of the three months ended March 31, 2014 and 2013.

(3)
The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both March 31, 2014 and December 31, 2013. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for both of the three months ended March 31, 2014 and 2013.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$42,382	$42,382	$40,910	$40,910
U.S. and foreign corporate	2,192	2,192	2,251	2,251
Other limited partnership interests	2,863	3,871	3,168	4,273
Other invested assets	1,557	1,811	1,498	1,852
Real estate joint ventures	29	29	31	31
Total	$49,023	$50,285	$47,858	$49,317
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $248 million and $257 million at March 31, 2014 and December 31, 2013, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or ABS issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2014 and 2013.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$2,019	$2,102
Equity securities	20	15
Trading and FVO securities — Actively Traded Securities and FVO general account securities (1)	17	14
Mortgage loans	580	583
Policy loans	113	110
Real estate and real estate joint ventures	158	148
Other limited partnership interests	217	153
Cash, cash equivalents and short-term investments	6	9
International joint ventures	—	(8)
Other	12	25
Subtotal	3,142	3,151
Less: Investment expenses	195	199
Net investment income	$2,947	$2,952
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Actively Traded Securities and FVO general account securities	$10	$9
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$—	$(5)
Consumer	(6)	(9)
Finance	—	(4)
Total U.S. and foreign corporate securities	(6)	(18)
RMBS	(2)	(29)
OTTI losses on fixed maturity securities recognized in earnings	(8)	(47)
Fixed maturity securities — net gains (losses) on sales and disposals	(81)	146
Total gains (losses) on fixed maturity securities	(89)	99
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	(17)
Common stock	(1)	(1)
OTTI losses on equity securities recognized in earnings	(1)	(18)
Equity securities — net gains (losses) on sales and disposals	3	(15)
Total gains (losses) on equity securities	2	(33)
Trading and FVO securities — FVO general account securities	—	3
Mortgage loans	(9)	14
Real estate and real estate joint ventures	64	(14)
Other investment portfolio gains (losses)	(2)	(1)
Subtotal — investment portfolio gains (losses)	(34)	68
FVO CSEs:
Long-term debt — related to securities	—	(1)
Non-investment portfolio gains (losses)	2	18
Subtotal FVO CSEs and non-investment portfolio gains (losses)	2	17
Total net investment gains (losses)	$(32)	$85
__________________
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($51) million and $11 million for the three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$9,451	$12,650	$5	$35	$9,456	$12,685
Gross investment gains	$54	$211	$3	$—	$57	$211
Gross investment losses	(135)	(65)	—	(15)	(135)	(80)
Total OTTI losses
Credit-related	(8)	(34)	—	—	(8)	(34)
Other (1)	—	(13)	(1)	(18)	(1)	(31)
Total OTTI losses	(8)	(47)	(1)	(18)	(9)	(65)
Net investment gains (losses)	$(89)	$99	$2	$(33)	$(87)	$66
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

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2014	2013
	(In millions)
Balance, beginning of period	$277	$285
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	1
Additional impairments — credit loss OTTI recognized on securities previously impaired	1	27
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(7)	(21)
Balance, end of period	$271	$292
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$6
Amortized cost of invested assets transferred to affiliates	$—	$6
Net investment gains (losses) recognized on transfers	$—	$—
Estimated fair value of invested assets transferred from affiliates	$354	$13

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The Company provides investment administrative services to certain affiliates. The related investment administrative service charges were $44 million for both of the three months ended March 31, 2014 and 2013. The Company also had additional affiliated net investment income of $1 million for both of the three months ended March 31, 2014 and 2013.
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2013 Annual Report.
The Company has a loan outstanding to Exeter Reassurance Company, Ltd. (“Exeter”), an affiliate, which is included in other invested assets, totaling $75 million at both March 31, 2014 and December 31, 2013. Net investment income from this loan was $1 million for both of the three months ended March 31, 2014 and 2013.
The Company has affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $1.5 billion at both March 31, 2014 and December 31, 2013. Net investment income from these loans was $23 million for both of the three months ended March 31, 2014 and 2013.
6. Derivatives
Accounting for Derivatives
Freestanding Derivatives
Freestanding derivatives are carried on the Company’s balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
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

6. Derivatives (continued)

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

The changes in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported on the statement of operations within interest income or interest expense to match the location of the hedged item.
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
When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).
In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value on the balance sheet, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

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
Such embedded derivatives are carried on the balance sheet at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
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

6. Derivatives (continued)

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

6. Derivatives (continued)

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
Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2014			December 31, 2013
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,826	$1,479	$31	$5,940	$1,277	$68
Foreign currency swaps	Foreign currency exchange rate	2,017	245	68	2,591	252	122
Subtotal		7,843	1,724	99	8,531	1,529	190
Cash flow hedges:
Interest rate swaps	Interest rate	2,484	170	38	2,584	77	109
Interest rate forwards	Interest rate	505	18	—	205	3	3
Foreign currency swaps	Foreign currency exchange rate	10,690	393	462	10,560	374	500
Subtotal		13,679	581	500	13,349	454	612
Total qualifying hedges		21,522	2,305	599	21,880	1,983	802
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	54,817	1,303	621	59,022	1,320	732
Interest rate floors	Interest rate	42,099	327	206	38,220	323	234
Interest rate caps	Interest rate	26,559	103	—	29,809	141	—
Interest rate futures	Interest rate	67	—	—	105	—	—
Interest rate options	Interest rate	4,849	153	8	4,849	120	8
Synthetic GICs	Interest rate	4,405	—	—	4,409	—	—
Foreign currency swaps	Foreign currency exchange rate	6,872	77	460	7,267	79	492
Foreign currency forwards	Foreign currency exchange rate	4,198	54	31	4,261	44	32
Currency options	Foreign currency exchange rate	—	—	—	—	—	—
Credit default swaps — purchased	Credit	1,606	6	17	1,506	7	21
Credit default swaps — written	Credit	7,384	109	7	6,600	124	1
Equity options	Equity market	752	1	—	1,147	—	—
Total non-designated or non-qualifying derivatives		153,608	2,133	1,350	157,195	2,158	1,520
Total		$175,130	$4,438	$1,949	$179,075	$4,141	$2,322
Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2014 and December 31, 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; and (iii) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Derivatives and hedging gains (losses) (1)	$216	$(92)
Embedded derivatives	(97)	(53)
Total net derivative gains (losses)	$119	$(145)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$34	$35
Interest credited to policyholder account balances	32	34
Non-qualifying hedges:
Net investment income	(1)	(1)
Net derivative gains (losses)	122	88
Total	$187	$156
Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)
	(In millions)
Three Months Ended March 31, 2014
Interest rate derivatives	$44	$—
Foreign currency exchange rate derivatives	11	—
Credit derivatives — purchased	(3)	1
Credit derivatives — written	(6)	—
Equity derivatives	—	(3)
Total	$46	$(2)
Three Months Ended March 31, 2013
Interest rate derivatives	$(346)	$—
Foreign currency exchange rate derivatives	299	—
Credit derivatives — purchased	(1)	(3)
Credit derivatives — written	23	—
Equity derivatives	—	(6)
Total	$(25)	$(9)
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

6. Derivatives (continued)

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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2014
Interest rate swaps:	Fixed maturity securities	$—	$1	$1
	Policyholder liabilities (1)	200	(195)	5
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(4)	4	—
	Foreign-denominated PABs (2)	(28)	33	5
Total		$168	$(157)	$11
Three Months Ended March 31, 2013
Interest rate swaps:	Fixed maturity securities	$7	$(6)	$1
	Policyholder liabilities (1)	(146)	146	—
Foreign currency swaps:	Foreign-denominated fixed maturity securities	4	(5)	(1)
	Foreign-denominated PABs (2)	(132)	125	(7)
Total		$(267)	$260	$(7)
__________________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were ($2) million and $0 for the three months ended March 31, 2014 and 2013, respectively.
At both March 31, 2014 and December 31, 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At March 31, 2014 and December 31, 2013, the balance in AOCI associated with cash flow hedges was $562 million and $361 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2014
Interest rate swaps	$182	$16	$2	$5
Interest rate forwards	21	—	1	—
Foreign currency swaps	46	30	(1)	(1)
Total	$249	$46	$2	$4
Three Months Ended March 31, 2013
Interest rate swaps	$(101)	$5	$2	$(3)
Interest rate forwards	(10)	—	—	—
Foreign currency swaps	105	(145)	(1)	4
Total	$(6)	$(140)	$1	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2014, ($2) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.4 billion and $6.6 billion at March 31, 2014 and December 31, 2013, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2014 and December 31, 2013, the Company would have received $102 million and $123 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$6	$410	2.4	$6	$395	2.6
Credit default swaps referencing indices	13	2,614	2.2	20	2,089	1.6
Subtotal	19	3,024	2.2	26	2,484	1.7
Baa
Single name credit default swaps (corporate)	13	1,039	3.3	16	874	3.2
Credit default swaps referencing indices	44	2,977	5.0	52	2,898	4.7
Subtotal	57	4,016	4.6	68	3,772	4.4
Ba
Single name credit default swaps (corporate)	—	5	3.5	—	5	3.8
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	5	3.5	—	5	3.8
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	26	339	5.1	29	339	4.9
Subtotal	26	339	5.1	29	339	4.9
Total	$102	$7,384	3.6	$123	$6,600	3.4
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.4 billion and $6.6 billion from the table above were $35 million and $70 million at March 31, 2014 and December 31, 2013, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $15 million in notional and $0 in fair value at March 31, 2014. Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at December 31, 2013.
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

6. Derivatives (continued)

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$4,364	$1,694	$4,026	$2,232
OTC-cleared (1)	204	301	251	117
Exchange-traded	—	—	—	—
Total gross estimated fair value of derivatives (1)	4,568	1,995	4,277	2,349
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	4,568	1,995	4,277	2,349
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,464)	(1,464)	(1,844)	(1,844)
OTC-cleared	(139)	(139)	(114)	(114)
Exchange-traded	—	—	—	—
Cash collateral: (3)
OTC-bilateral	(1,676)	(3)	(1,143)	(3)
OTC-cleared	(64)	(162)	(128)	(3)
Exchange-traded	—	—	—	—
Securities collateral: (4)
OTC-bilateral	(1,204)	(192)	(1,024)	(319)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$21	$35	$24	$66
__________________

(1)
At March 31, 2014 and December 31, 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $130 million and $136 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $46 million and $27 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2014 and December 31, 2013, the Company received excess cash collateral of $37 million and $47 million, respectively, and provided excess cash collateral of $6 million and $3 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at March 31, 2014 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2014 and December 31, 2013, the Company received excess securities collateral with an estimated fair value of $76 million and $106 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2014 and December 31, 2013, the Company provided excess securities collateral with an estimated fair value of $19 million and $25 million, respectively, for its OTC-bilateral derivatives, and $99 million and $106 million, respectively, for its OTC-cleared derivatives, which are not included in the table above due to the foregoing limitation. At both March 31, 2014 and December 31, 2013, the Company did not pledge any securities collateral for its exchange-traded derivatives.

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

		Estimated Fair Value of Collateral Provided:		Fair Value of Incremental Collateral Provided Upon:
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
March 31, 2014
Derivatives subject to financial strength-contingent provisions	$203	$211	$—	$—	$3
Derivatives not subject to financial strength-contingent provisions	7	—	3	—	—
Total	$210	$211	$3	$—	$3
December 31, 2013
Derivatives subject to financial strength-contingent provisions	$354	$344	$—	$—	$5
Derivatives not subject to financial strength-contingent provisions	4	—	3	—	—
Total	$358	$344	$3	$—	$5
__________________

(1)	After taking into consideration the existence of netting agreements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2014	December 31, 2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$138	$(62)
Options embedded in debt or equity securities	Investments	(115)	(106)
Net embedded derivatives within asset host contracts		$23	$(168)

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(819)	$(868)
Funds withheld on ceded reinsurance	Other liabilities	984	758
Other	PABs	7	4
Net embedded derivatives within liability host contracts		$172	$(106)
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net derivative gains (losses) (1), (2)	$(97)	$(53)
__________________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $0 and ($25) million for the three months ended March 31, 2014 and 2013, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($2) million and $52 million for the three months ended March 31, 2014 and 2013, respectively.

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

7. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below.

	March 31, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$61,266	$5,290	$66,556
U.S. Treasury and agency	12,417	16,823	20	29,260
Foreign corporate	—	25,767	3,194	28,961
RMBS	1,087	22,311	2,784	26,182
CMBS	—	8,200	316	8,516
ABS	—	6,239	1,445	7,684
State and political subdivision	—	5,989	—	5,989
Foreign government	—	3,398	205	3,603
Total fixed maturity securities	13,504	149,993	13,254	176,751
Equity securities:
Common stock	472	744	57	1,273
Non-redeemable preferred stock	—	438	316	754
Total equity securities	472	1,182	373	2,027
Trading and FVO securities:
Actively Traded Securities	—	617	11	628
FVO general account securities	—	22	14	36
FVO securities held by CSEs	—	8	11	19
Total trading and FVO securities	—	647	36	683
Short-term investments (1)	1,045	2,767	686	4,498
Residential mortgage loans — FVO	—	—	352	352
Derivative assets: (2)
Interest rate	—	3,535	18	3,553
Foreign currency exchange rate	—	753	16	769
Credit	—	97	18	115
Equity market	—	1	—	1
Total derivative assets	—	4,386	52	4,438
Net embedded derivatives within asset host contracts (3)	—	—	138	138
Separate account assets (4)	29,476	106,672	1,464	137,612
Total assets	$44,497	$265,647	$16,355	$326,499
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$904	$—	$904
Foreign currency exchange rate	—	1,019	2	1,021
Credit	—	22	2	24
Total derivative liabilities	—	1,945	4	1,949
Net embedded derivatives within liability host contracts (3)	—	6	166	172
Long-term debt	—	97	24	121
Long-term debt of CSEs	—	—	15	15
Trading liabilities (5)	40	161	—	201
Total liabilities	$40	$2,209	$209	$2,458

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

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
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

(1)
Short-term investments as presented in the tables above differ from the amounts presented on the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

(2)
Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within PABs and other liabilities on the consolidated balance sheets. At March 31, 2014 and December 31, 2013, equity securities also included embedded derivatives of ($115) million and ($106) million, respectively.

(4)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(5)	Trading liabilities are presented within other liabilities on the consolidated balance sheets.
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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 9% of the total estimated fair value of Level 3 fixed maturity securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

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

7. Fair Value (continued)

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

7. Fair Value (continued)

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

7. Fair Value (continued)

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

7. Fair Value (continued)

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
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within PABs on the consolidated balance sheets.
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

7. Fair Value (continued)

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
The Company ceded the risk associated with certain of the GMIBs, GMABs and GMWBs previously described. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also ceded directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives) but where the reinsurance agreement contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments, Long-term Debt and Trading Liabilities.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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

7. Fair Value (continued)

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at both March 31, 2014 and December 31, 2013, transfers between Levels 1 and 2 were not significant.
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
Transfers into Level 3 for fixed maturity securities were due primarily to a lack of trading activity, decreased liquidity and credit ratings downgrades (e.g., from investment grade to below investment grade) which have resulted in decreased transparency of valuations and an increased use of independent non-binding broker quotations and unobservable inputs, such as illiquidity premiums, delta spread adjustments, or credit spreads.
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

7. Fair Value (continued)

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

					March 31, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(5)	-	250	44	(10)	-	240	38	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(1,485)	-	787	206	(1,489)	-	876	193	Decrease
			•	Offered quotes (5)	—	-	105	101	4	-	104	100	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	286	124					Increase
	•	Consensus pricing	•	Offered quotes (5)	64	-	1,250	139	33	-	140	98	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	(116)	-	1,234	250	(136)	-	3,609	286	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	120	96	22	-	100	98	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	2	-	110	90	69	-	101	93	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	350	-	350	350	215	-	2,025	475	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	75	-	104	100	89	-	104	99	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	100	-	100	100	90		101	96	Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	131	-	1,879	191	30	-	1,878	119	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	106	100	—	-	106	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	—	-	106	98	56	-	106	98	Increase (6)
Foreign government	•	Market pricing	•	Quoted prices (5)	103	-	906	590	77	-	108	87	Increase
	•	Consensus pricing	•	Offered quotes (5)	112	-	140	127	104	-	140	118	Increase
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	297	-	392		401	-	450		Increase (11)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	825	-	936		580	-	767		Increase (11)
			•	Correlation (8)	39%	-	47%		38%	-	47%
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	101		98	-	101		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (13)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (13)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (14)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.03%	-	0.45%		0.03%	-	0.44%		Decrease (17)
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

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

(10)	At both March 31, 2014 and December 31, 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

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

7. Fair Value (continued)

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	Foreign Government
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$5,269	$62	$3,198	$2,513	$430	$2,526	$274
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	(1)	—	1	9	—	4	—
Net investment gains (losses)	(6)	—	—	5	—	(42)	(6)
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	123	—	91	(15)	2	66	11
Purchases (3)	382	—	143	346	8	429	—
Sales (3)	(165)	—	(23)	(157)	(17)	(252)	(31)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	164	—	129	133	18	84	100
Transfers out of Level 3 (4)	(476)	(42)	(345)	(50)	(125)	(1,370)	(143)
Balance, end of period	$5,290	$20	$3,194	$2,784	$316	$1,445	$205
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$(1)	$—	$1	$9	$—	$—	$—
Net investment gains (losses)	$(6)	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$50	$278	$12	$14	$—	$175	$338	$1,209
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	3	—
Net investment gains (losses)	2	—	—	—	—	—	—	35
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	7	5	—	—	—	—	—	—
Purchases (3)	3	—	11	—	—	646	28	281
Sales (3)	(5)	—	(5)	—	(1)	(39)	(5)	(44)
Issuances (3)	—	—	—	—	—	—	—	24
Settlements (3)	—	—	—	—	—	—	(12)	(2)
Transfers into Level 3 (4)	—	33	—	—	12	—	—	18
Transfers out of Level 3 (4)	—	—	(7)	—	—	(96)	—	(57)
Balance, end of period	$57	$316	$11	$14	$11	$686	$352	$1,464
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$3	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs - FVO
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$(1)	$14	$23	$48	$(43)	$(28)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—
Net derivative gains (losses)	1	—	(4)	(91)	—	—
OCI	18	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	(3)	—	—	—
Settlements (3)	—	—	—	15	1	13
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	18	—
Balance, end of period	$18	$14	$16	$(28)	$(24)	$(15)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$1	$(1)	$(4)	$(88)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	Foreign Government
	(In millions)
Three Months Ended March 31, 2013
Balance, beginning of period	$5,460	$71	$3,054	$1,702	$402	$1,923	$282
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	—	—	8	(2)	—	2
Net investment gains (losses)	(4)	—	(10)	(2)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	135	—	1	103	11	(9)	—
Purchases (3)	203	41	115	397	162	569	33
Sales (3)	(272)	(1)	(176)	(66)	(78)	(155)	(1)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	259	—	2	2	104	—	—
Transfers out of Level 3 (4)	(1,125)	—	(231)	(71)	(141)	(36)	(2)
Balance, end of period	$4,659	$111	$2,755	$2,073	$458	$2,292	$314
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$1	$—	$—	$8	$(2)	$—	$2
Net investment gains (losses)	$(5)	$—	$(12)	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities:
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Three Months Ended March 31, 2013
Balance, beginning of period	$60	$281	$6	$26	$—	$252	$—	$940
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	3	—	1	—	—
Net investment gains (losses)	—	(23)	—	—	—	(24)	—	15
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(5)	45	—	—	—	22	—	—
Purchases (3)	3	1	8	—	—	146	—	68
Sales (3)	—	(29)	—	—	—	(206)	—	(22)
Issuances (3)	—	—	—	—	—	—	—	3
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	3
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	(51)
Balance, end of period	$58	$275	$14	$29	$—	$191	$—	$956
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$3	$—	$1	$—	$—
Net investment gains (losses)	$—	$(17)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs - FVO
	(In millions)
Three Months Ended March 31, 2013
Balance, beginning of period	$58	$37	$33	$(109)	$—	$(44)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(1)
Net derivative gains (losses)	(1)	(15)	(3)	(49)	—	—
OCI	(10)	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	—	—	—	—
Settlements (3)	(10)	1	—	18	—	14
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, end of period	$37	$23	$30	$(140)	$—	$(31)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$—	$(15)	$(3)	$(46)	$—	$—
__________________

(1)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses), while changes in estimated fair value of mortgage loans - FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses).

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

7. Fair Value (continued)

Fair Value Option
The following table presents information for residential mortgage loans, which are accounted for under the FVO, and were initially measured at fair value.

	March 31, 2014	December 31, 2013
	(In millions)
Unpaid principal balance	$537	$508
Difference between estimated fair value and unpaid principal balance	(185)	(170)
Carrying value at estimated fair value (1)	$352	$338
Loans in non-accrual status	$134	$—
Loans more than 90 days past due	$98	$81
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(114)	$(82)
__________________

(1)	Interest income, changes in estimated fair value and gains or losses on sales are recognized in net investment income. Changes in estimated fair value for these loans were due to the following:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$2	$—
Other changes in estimated fair value	1	—
Total gains (losses) recognized in net investment income	$3	$—
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Contractual principal balance	$121	$123	$29	$42
Difference between estimated fair value and contractual principal balance	—	(1)	(14)	(14)
Carrying value at estimated fair value (1)	$121	$122	$15	$28
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

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

	At March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$163	$215	$—	$8
Real estate joint ventures (2)	$—	$2	$—	$(1)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate and mezzanine debt. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both March 31, 2014 and 2013 were not significant.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$45,624	$—	$—	$47,536	$47,536
Policy loans	$8,429	$—	$783	$8,895	$9,678
Real estate joint ventures	$46	$—	$—	$72	$72
Other limited partnership interests	$825	$—	$—	$1,019	$1,019
Other invested assets	$1,927	$—	$1,754	$181	$1,935
Premiums, reinsurance and other receivables	$15,215	$—	$1,002	$14,974	$15,976
Liabilities
PABs	$67,377	$—	$—	$69,554	$69,554
Long-term debt	$2,243	$—	$2,181	$401	$2,582
Other liabilities	$22,144	$—	$2,497	$20,175	$22,672
Separate account liabilities	$59,422	$—	$59,422	$—	$59,422

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$45,686	$—	$—	$47,369	$47,369
Policy loans	$8,421	$—	$786	$8,767	$9,553
Real estate joint ventures	$47	$—	$—	$70	$70
Other limited partnership interests	$865	$—	$—	$1,013	$1,013
Other invested assets	$2,017	$87	$1,752	$176	$2,015
Premiums, reinsurance and other receivables	$14,210	$—	$15	$14,906	$14,921
Liabilities
PABs	$70,205	$—	$—	$72,236	$72,236
Long-term debt	$2,655	$—	$2,956	$—	$2,956
Other liabilities	$19,601	$—	$310	$19,787	$20,097
Separate account liabilities	$57,935	$—	$57,935	$—	$57,935

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:
Mortgage Loans
The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans.
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

7. Fair Value (continued)

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity
Stock-Based Compensation Plans
Performance Shares
For outstanding awards granted prior to the January 1, 2013 – December 31, 2015 performance period, vested Performance Shares will be multiplied by a performance factor of 0.0 to 2.0 based on MetLife, Inc.’s adjusted income, total shareholder return, and performance in change in annual net operating earnings and total shareholder return compared to the performance of its competitors, each measured with respect to the applicable three-year performance period or portions thereof.
For outstanding awards granted for the January 1, 2013 – December 31, 2015 and later performance periods, the vested Performance Shares will be multiplied by a performance factor of 0.00 to 1.75. Assuming that MetLife, Inc. has met threshold performance goals related to its adjusted income or total shareholder return, the MetLife, Inc. Compensation Committee will determine the performance factor in its discretion. In doing so, the Compensation Committee may consider MetLife, Inc.’s total shareholder return relative to the performance of its competitors and MetLife, Inc.’s operating return on equity relative to its financial plan. The estimated fair value of Performance Shares will be remeasured each quarter until they become payable.
Payout of 2011 – 2013 Performance Shares
Final Performance Shares are paid in shares of MetLife, Inc. common stock. The performance factor for the January 1, 2011 – December 31, 2013 performance period was 0.80. This factor has been applied to the 1,544,120 Performance Shares associated with that performance period that vested on December 31, 2013 and, as a result, 1,235,296 shares of MetLife, Inc.’s common stock (less withholding for taxes and other items, as applicable) were issued, aside from shares that payees choose to defer, in April 2014. The Company was allocated a pro rata share of expense for Performance Shares. See Note 13 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, net of income tax, was as follows:

	Three Months Ended March 31, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,468	$236	$31	$(1,577)	$2,158
OCI before reclassifications	2,708	249	7	1	2,965
Income tax expense (benefit)	(946)	(87)	(4)	—	(1,037)
OCI before reclassifications, net of income tax	5,230	398	34	(1,576)	4,086
Amounts reclassified from AOCI	37	(48)	—	44	33
Income tax expense (benefit)	(13)	17	—	(16)	(12)
Amounts reclassified from AOCI, net of income tax	24	(31)	—	28	21
Balance, end of period	$5,254	$367	$34	$(1,548)	$4,107

	Three Months Ended March 31, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,655	$684	$18	$(2,349)	$4,008
OCI before reclassifications	(435)	(6)	12	1	(428)
Income tax expense (benefit)	151	2	(4)	—	149
OCI before reclassifications, net of income tax	5,371	680	26	(2,348)	3,729
Amounts reclassified from AOCI	(49)	139	—	51	141
Income tax expense (benefit)	17	(49)	—	(19)	(51)
Amounts reclassified from AOCI, net of income tax	(32)	90	—	32	90
Balance, end of period	$5,339	$770	$26	$(2,316)	$3,819
__________________

(1)	See Note 5 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Statement of Operations and Comprehensive Income (Loss) Location
	Three Months Ended March 31,
	2014	2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(90)	$66	Net investment gains (losses)
Net unrealized investment gains (losses)	17	6	Net investment income
Net unrealized investment gains (losses)	33	—	Net derivative gains (losses)
OTTI	3	(23)	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	(37)	49
Income tax (expense) benefit	13	(17)
Net unrealized investment gains (losses), net of income tax	$(24)	$32

Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$16	$5	Net derivative gains (losses)
Interest rate swaps	2	2	Net investment income
Interest rate forwards	1	—	Net investment income
Foreign currency swaps	30	(145)	Net derivative gains (losses)
Foreign currency swaps	(1)	(1)	Net investment income
Gains (losses) on cash flow hedges, before income tax	48	(139)
Income tax (expense) benefit	(17)	49
Gains (losses) on cash flow hedges, net of income tax	$31	$(90)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(44)	$(66)
Amortization of prior service (costs) credit	—	15
Amortization of defined benefit plan items, before income tax	(44)	(51)
Income tax (expense) benefit	16	19
Amortization of defined benefit plan items, net of income tax	(28)	(32)
Total reclassifications, net of income tax	$(21)	$(90)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Compensation	$483	$602
Pension, postretirement and postemployment benefit costs	87	91
Commissions	182	206
Volume-related costs	(88)	70
Affiliated interest costs on ceded and assumed reinsurance	240	260
Capitalization of DAC	(100)	(167)
Amortization of DAC and VOBA	242	88
Interest expense on debt	39	38
Premium taxes, licenses and fees	77	67
Professional services	224	195
Rent and related expenses, net of sublease income	32	34
Other	(70)	(42)
Total other expenses	$1,348	$1,442

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
These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring charges which were allocated to the Company were as follows:

	Three Months Ended March 31,
	2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$39	$6	$45	$22	$—	$22
Restructuring charges	11	1	12	28	3	31
Cash payments	(28)	(2)	(30)	(32)	(3)	(35)
Balance, end of period	$22	$5	$27	$18	$—	$18
Total restructuring charges incurred since inception of initiative	$199	$35	$234	$129	$21	$150
Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2015. However, such restructuring plans were not sufficiently developed to enable MetLife, Inc. to make an estimate of such restructuring charges at March 31, 2014.

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
The components of net periodic benefit costs for the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(In millions)
Service costs	$45	$52	$3	$4
Interest costs	101	90	21	21
Expected return on plan assets	(110)	(112)	(18)	(19)
Amortization of net actuarial (gains) losses	41	53	2	13
Amortization of prior service costs (credit)	—	2	—	(17)
Net periodic benefit costs	$77	$85	$8	$2
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2014. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $360 million.
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
As reported in the 2013 Annual Report, Metropolitan Life Insurance Company received approximately 5,898 asbestos-related claims in 2013. During the three months ended March 31, 2014 and 2013, Metropolitan Life Insurance Company received approximately 1,366 and 1,435 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2014.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised Metropolitan Life Insurance Company that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted Metropolitan Life Insurance Company (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from Metropolitan Life Insurance Company and such third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. In September 2012, the EPA, Metropolitan Life Insurance Company and the third party executed an Administrative Order on Consent under which Metropolitan Life Insurance Company and the third party have agreed to be responsible for certain environmental testing at the Chemform site. The Company estimates that its costs for the environmental testing will not exceed $100,000. The September 2012 Administrative Order on Consent does not resolve the EPA’s claim for past clean-up costs. The EPA may seek additional costs if the environmental testing identifies issues. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.
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
Total Control Accounts Litigation
Metropolitan Life Insurance Company is a defendant in lawsuits related to its use of retained asset accounts, known as Total Control Accounts (“TCA”), as a settlement option for death benefits.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

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
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
This putative class action lawsuit alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the putative class.
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that Metropolitan Life Insurance Company, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied Metropolitan Life Insurance Company’s motion to dismiss the complaint. The trial has been scheduled for September 2014.
Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of Metropolitan Life Insurance Company’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that Metropolitan Life Insurance Company remains liable for “market conduct claims” related to certain individual life insurance policies sold by Metropolitan Life Insurance Company and that have been transferred to Sun Life. Sun Life had asked that the court require Metropolitan Life Insurance Company to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of Metropolitan Life Insurance Company’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted Metropolitan Life Insurance Company’s motion for summary judgment. Both parties appealed but subsequently agreed to withdraw the appeal and consider the indemnity claim through arbitration. In September 2010, Sun Life notified Metropolitan Life Insurance Company that a purported class action lawsuit was filed against Sun Life in Toronto, Fehr v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life in May 2013, again without naming Metropolitan Life Insurance Company as a party. On August 30, 2011, Sun Life notified Metropolitan Life Insurance Company that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. Sun Life contends that Metropolitan Life Insurance Company is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. These sales practices cases against Sun Life are ongoing, and the Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013) and Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.)
Plaintiffs filed these lawsuits against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227 (“TCPA”). In the C-Mart case, the court granted plaintiff’s motion to certify a class of approximately 36,000 persons in Missouri who, during the period of August 7, 2012 through September 6, 2012, were allegedly sent an unsolicited fax in violation of the TCPA. Trial is set for August 2014. In the Cadenasso case, which has been transferred to Florida and assigned to the same judge as the C-Mart case, plaintiff seeks certification of a nationwide class of persons (except for those in the C-Mart class) who were allegedly sent millions of unsolicited faxes in violation of the TCPA. Trial has also been set in Cadenasso for August 2014. In both cases, plaintiffs seek an award of statutory damages under the TCPA in the amount of $500 for each violation and to have such damages trebled.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.4 billion and $3.1 billion at March 31, 2014 and December 31, 2013, respectively.

Commitments to Fund Partnerships Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $3.0 billion and $3.4 billion at March 31, 2014 and December 31, 2013, respectively.
12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $589 million and $649 million for the three months ended March 31, 2014 and 2013, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $30 million for both of the three months ended March 31, 2014 and 2013. Revenues received from affiliates related to these agreements, recorded in other revenues, were $35 million and $36 million for the three months ended March 31, 2014 and 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $312 million and $324 million for the three months ended March 31, 2014 and 2013, respectively and were reimbursed to the Company by these affiliates.
The Company had net receivables (payables) to affiliates, related to the items discussed above, of $239 million and ($327) million at March 31, 2014 and December 31, 2013, respectively.
See Note 5 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including Exeter, First MetLife Investors Insurance Company, MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company (“MLI-USA”), MetLife Investors Insurance Company (“MLIIC”), MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont and Metropolitan Tower Life Insurance Company, all of which are related parties.
Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Premiums
Reinsurance assumed	$221	$95
Reinsurance ceded	(13)	(13)
Net premiums	$208	$82
Universal life and investment-type product policy fees
Reinsurance assumed	$12	$8
Reinsurance ceded	(67)	(57)
Net universal life and investment-type product policy fees	$(55)	$(49)
Other revenues
Reinsurance assumed	$(3)	$(2)
Reinsurance ceded	158	168
Net other revenues	$155	$166
Policyholder benefits and claims
Reinsurance assumed	$230	$95
Reinsurance ceded	(37)	(41)
Net policyholder benefits and claims	$193	$54
Interest credited to policyholder account balances
Reinsurance assumed	$8	$8
Reinsurance ceded	(26)	(25)
Net interest credited to policyholder account balances	$(18)	$(17)
Other expenses
Reinsurance assumed	$88	$79
Reinsurance ceded	148	160
Net other expenses	$236	$239

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	March 31, 2014		December 31, 2013
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$89	$15,969	$109	$15,748
Deferred policy acquisition costs and value of business acquired	321	(281)	309	(273)
Total assets	$410	$15,688	$418	$15,475
Liabilities
Future policy benefits	$932	$—	$761	$—
Policyholder account balances	233	—	239	—
Other policy-related balances	235	(26)	67	(39)
Other liabilities	6,834	14,249	6,606	14,044
Total liabilities	$8,234	$14,223	$7,673	$14,005

The Company ceded two blocks of business to two affiliates on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased/(decreased) the funds withheld balance by $9 million and ($11) million at March 31, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($20) million and $7 million for the three months ended March 31, 2014 and 2013, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $138 million and ($62) million at March 31, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivatives were $140 million and ($457) million for the three months ended March 31, 2014 and 2013, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $912 million and $709 million at March 31, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivative were ($203) million and $81 million for the three months ended March 31, 2014 and 2013, respectively.
In 2013, MetLife, Inc. announced its plans to merge three U.S. based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S. based and U.S. regulated life insurance company (the “Mergers”). The companies to be merged are MICC, MLI-USA and MLIIC, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter, a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. In October 2013, Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware. Effective January 1, 2014, following receipt of New York State Department of Financial Services approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with Metropolitan Life Insurance Company all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, the significant effects to Metropolitan Life Insurance Company were increases in funds withheld assets, included in other invested assets, of $192 million, in deposit liabilities, included in other liabilities, of $456 million, in assumed reserves, included in future policy benefits, of $128 million, in other reinsurance payables, included in other liabilities, of $116 million and in cash and investments of $494 million received from MICC. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. Management's narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), the forward-looking statement information included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company's interim condensed consolidated financial statements included elsewhere herein.
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
Business
MLIC is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
In 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The companies to be merged are MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with Metropolitan Life Insurance Company all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, the significant effects to Metropolitan Life Insurance Company were increases in funds withheld assets, included in other invested assets, of $192 million, in deposit liabilities, included in other liabilities, of $456 million, in assumed reserves, included in future policy benefits, of $128 million, in other reinsurance payables, included in other liabilities, of $116 million and in cash and investments of $494 million received from MICC. The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals.

The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators by reducing our exposure to and use of captive reinsurers; (ii) will alleviate the need to use MetLife, Inc. cash to fund derivative collateral requirements; and (iii) will increase transparency relative to our capital allocation and variable annuity risk management. See “ — Industry Trends — Regulatory Developments — Insurance Regulatory Examinations” and Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the impact of these Mergers and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report for information on our use of captive reinsurers. See also “Risk Factors — Acquisition-Related Risks — We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” included in the 2013 Annual Report for information regarding the potential impact on our operations if the Mergers or related regulatory approvals are prevented or delayed.
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
Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. However, after several tumultuous years, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. This, combined with greater European Central Bank (“ECB”) support and improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of certain countries in Europe’s perimeter region and the risk of possible withdrawal of one or more countries from the Euro zone. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2013 Annual Report for information regarding credit ratings downgrades, support programs for Europe's perimeter region and our exposure to obligations of European governments and private obligors.

The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of unlimited quantities of sovereign bonds with maturities of one to three years. The OMT has not been activated to date, but the possibility of its use by the ECB has succeeded in reducing investor concerns over the possible withdrawal of one or more countries from the Euro zone and has helped to lower sovereign yields in Europe’s perimeter region. The Euro zone has emerged from its recession, but economic growth is expected to remain relatively muted, with concerns over low inflation becoming more pronounced as countries in Europe’s perimeter region in particular continue to pursue policies to reduce their relative cost of production and reduce macroeconomic imbalances. More recently, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine and Russia, and the potential for economic sanctions to be imposed on Russia, have contributed to global market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2013 Annual Report.
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
On April 30, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing cumulative progress toward maximum employment and the improvement in the outlook for labor market conditions since the inception of the current asset purchase program, decided to continue to modestly reduce the pace of its purchases of agency mortgage-backed securities from $25 billion per month to $20 billion per month and the pace of its purchases of longer-term U.S. Treasury securities from $30 billion per month to $25 billion per month, beginning in May 2014. In December 2013 and in January and March 2014, the FOMC determined to make similar measured reductions in the pace of its purchases of agency mortgage-backed securities and the pace of its purchases of longer-term U.S. Treasury securities. These quantitative easing measures are intended to stimulate the economy by keeping interest rates at low levels. The FOMC will closely monitor economic and financial developments in determining when to further moderate these quantitative easing measures, including with respect to the outlook for the labor market and inflation, as well as its assessment of the likely efficacy and costs of such purchases. The FOMC has stated that it will likely reduce the pace of its bond purchases in further measured steps at future meetings if subsequent economic data remains broadly aligned with its current expectations for a strengthening in the U.S. economy. Any additional action by the Federal Reserve Board to reduce its quantitative easing program could potentially increase U.S. interest rates from recent historically low levels, with uncertain impacts on U.S. risk markets, and may affect interest rates and risk markets in other developed and emerging economies. Even after the quantitative easing program ends and the economy strengthens, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to .25%, again subject to labor market conditions and inflation indicators and expectations. While Janet Yellen, appointed on January 6, 2014 as the new Chairman of the Federal Reserve Board, has pledged continuity in the Federal Reserve Board’s monetary policy, it is possible that the course of such policy could change under a new Chairman.
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
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2013 Annual Report. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.
Insurance Regulatory Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein, and in Note 17 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, during the three months ended March 31, 2014 and the years ended December 31, 2013, 2012 and 2011, we have not received any material adverse findings resulting from state insurance department examinations of our insurance subsidiaries.
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority and, occasionally, the U.S. Securities and Exchange Commission, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company, New England Life Insurance Company, New England Securities Corporation and General American Life Insurance Company. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein and in Note 17 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. In June 2013, the Department of Financial Services issued a highly critical report setting forth its findings to date relating to its inquiry into the life insurance industry’s use of captive insurance companies. The Financial Condition Committee of the NAIC has charged its Financial Analysis Working Group with the task of performing a peer review of captive insurer reserve financings in order to gather more information regarding their nature and how extensively they are used. The NAIC contracted with Rector & Associates to study captives and recommend additional regulation, and its report (the “Rector Report”) was released for comment in late February 2014. The Rector Report recommends, among other things, limitations on the types of assets that may be used to support reserve financing transactions, a presumption that ceding insurance companies be subject to corrective regulatory action if they do not follow the requirements proposed in the Rector Report, and an aggressive timeline for implementing its recommendations. The Rector Report further suggested that modifications to reserve requirements that would adequately provide for coverage of policyholder claims, but be less conservative than current reserve requirements, would eliminate incentives to engage in reserve financing transactions and eliminate the need for captive reinsurers. Any final version of the Rector Report that is adopted by the NAIC will not be a regulation but may lead to additional regulation of captives. In late March 2014, the NAIC released for comment a proposed redefinition of “multi-state insurers” to prospectively include U.S. captive reinsurers, which would entail that certain standards, such as solvency standards, that apply to multi-state insurers would apply to U.S. captive reinsurers. Any states that did not apply multi-state insurer requirements would be at risk of losing their NAIC accreditation. It is premature to project the impact of the Rector Report, in the form it may be adopted, or the proposed redefinition of “multi-state insurers,” if it is adopted, on captive usage by the Company. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede variable annuity risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If the Department of Financial Services or other state insurance regulators restrict the use of such captive reinsurers or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. In 2013, MetLife, Inc. announced its plans for the Mergers. See “— Business” for further information on the Mergers. The Mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report.
The NAIC has been reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims. The review with respect to institutional products is substantially complete. The result was formal ratification of the principle that, when the general account was appropriately compensated, general account guarantees for such separate account contracts were also appropriate. Thus, with respect to institutional products, the NAIC’s work reduced the potential risk that the Company’s institutional products business could be affected by an adverse regulatory determination regarding the status of guarantees of such non-variable separate accounts. The NAIC and certain state regulators continue to look at the use of non-insulated book value separate accounts for index-linked variable annuities in retail sales, and for this business the risk of unfavorable regulatory developments remains and our ability to do business in these markets could be adversely affected.
The International Association of Insurance Supervisors has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. has been the subject of Supervisory College meetings chaired by the Department of Financial Services and attended by MetLife, Inc.’s key U.S. and international insurance regulators in January 2013 and March 2014. MetLife, Inc. has not received any report or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.

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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report.
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

Results of Operations
Consolidated Results
Sales experience was mixed across our businesses. Despite the slow economic recovery in the U.S., our dental, disability and group term life businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. The introduction of new products is also driving growth in the voluntary benefits business. The sustained low interest rate environment has negatively impacted sales of pension closeouts. In addition, structured settlement sales declined as a result of a more competitive market. Sales of variable annuities declined as we continue to focus on pricing discipline and risk management. Variable and universal life sales were also lower, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products.

	Three Months Ended March 31,
	2014	2013
	(In millions)
Revenues
Premiums	$4,984	$4,872
Universal life and investment-type product policy fees	593	575
Net investment income	2,947	2,952
Other revenues	426	427
Net investment gains (losses)	(32)	85
Net derivative gains (losses)	119	(145)
Total revenues	9,037	8,766
Expenses
Policyholder benefits and claims and policyholder dividends	6,012	5,810
Interest credited to policyholder account balances	529	591
Capitalization of DAC	(100)	(167)
Amortization of DAC and VOBA	242	88
Interest expense on debt	39	38
Other expenses	1,167	1,483
Total expenses	7,889	7,843
Income (loss) from continuing operations before provision for income tax	1,148	923
Provision for income tax expense (benefit)	320	250
Income (loss) from continuing operations, net of income tax	828	673
Income (loss) from discontinued operations, net of income tax	(3)	—
Net income (loss)	825	673
Less: Net income (loss) attributable to noncontrolling interests	1	(1)
Net income (loss) attributable to Metropolitan Life Insurance Company	$824	$674
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
During the three months ended March 31, 2014, income (loss) from continuing operations, before provision for income tax, increased $225 million ($155 million, net of income tax) from the prior period primarily driven by favorable changes in net derivative gains (losses) and operating earnings, partially offset by an unfavorable change in net investment gains (losses).

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
We use freestanding interest rate, credit and currency derivatives to hedge certain invested assets and insurance liabilities. Certain of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged which creates volatility in earnings.
Certain direct variable annuity products with minimum benefit guarantees contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We hedge the market and other risks inherent in these variable annuity guarantees through reinsurance. Ceded reinsurance of direct variable annuity products with minimum benefit guarantees generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

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

	Three Months Ended March 31,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$183	$(261)
Foreign currency exchange rate	25	131
Credit	8	38
Non-VA embedded derivatives	(232)	101
Total non-VA program derivatives	(16)	9
VA program derivatives
Embedded derivatives-direct guarantees:
Market risks	27	291
Nonperformance risk	—	(25)
Other risks	(32)	37
Total	(5)	303
Embedded derivatives-ceded reinsurance:
Market and other risks	142	(509)
Nonperformance risk	(2)	52
Total	140	(457)
Total VA program derivatives	135	(154)
Net derivative gains (losses)	$119	$(145)
Within VA program derivatives, a reclassification has been made to the prior period amounts to conform to the current period presentation and separately present each component of market risks and other risks within direct embedded derivatives.
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $25 million ($16 million, net of income tax). A change in the value of underlying assets unfavorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. The weakening of the U.S. dollar relative to other key currencies unfavorably impacted foreign currency swaps that primarily hedge foreign denominated bonds. These decreases were partially offset by long-term interest rates decreasing in the current period and increasing in the prior period favorably impacting receive-fixed interest rate swaps, interest rate swaptions and net long interest rate floors. These freestanding derivatives were primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $289 million ($188 million, net of income tax). This was due to a favorable change of $318 million ($207 million, net of income tax) related to market and other risks on direct variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives, partially offset by an unfavorable change of $29 million ($19 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the direct variable annuity embedded derivatives.
The nonperformance risk adjustment on the direct variable annuity embedded derivatives favorable change of $25 million ($16 million, net of income tax) was due to a favorable change of $23 million, before income tax, due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as a favorable change of $2 million, before income tax, in our own credit spread. The nonperformance risk adjustment on the ceded variable annuity embedded derivatives unfavorable change of $54 million ($35 million, net of income tax) was due to an unfavorable change of $40 million, before income tax, due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as an unfavorable change of $14 million, before income tax, in our own credit spread. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk free rate.

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
The foregoing favorable change in net derivative gains (losses) on VA program derivatives of $289 million ($188 million, net of income tax) was primarily driven by changes in market factors. The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our ceded reinsurance assets and an unfavorable change in our direct embedded derivatives.

•
Key equity index levels increased less in the current period than in the prior period contributing to a favorable change in our ceded reinsurance assets and an unfavorable change in our direct embedded derivatives.

•
Key equity volatility measures decreased less in the current period than in the prior period, contributing to a favorable change in our ceded reinsurance assets and an unfavorable change in our direct embedded derivatives.

The unfavorable change in net investment gains (losses) primarily reflects net losses on sales of fixed maturity securities in the current period compared to net gains in the prior period, partially offset by a favorable change in real estate and real estate joint ventures gains (losses) and a decrease in fixed maturity and equity securities impairments from improving market conditions.
Income tax expense for the three months ended March 31, 2014 was $320 million, or 28% of income (loss) from continuing operations before income tax, compared with $250 million, or 27% of income (loss) from continuing operations before income tax, for the three months ended March 31, 2013. The Company’s first quarter 2014 and 2013 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. The first quarter of 2014 includes a $5 million tax charge related to a $14 million fee imposed by the Patient Protection and Affordable Care Act (“PPACA”), which is not deductible for tax purposes.
As more fully described in “─ Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings increased $134 million, net of income tax, to $869 million, net of income tax, for the three months ended March 31, 2014 from $735 million, net of income tax, for the three months ended March 31, 2013.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings
Three Months Ended March 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$413	$204	$274	$(63)	$828
Less: Net investment gains (losses)	(3)	(12)	(49)	32	(32)
Less: Net derivative gains (losses)	156	117	47	(201)	119
Less: Other adjustments to continuing operations (1)	(117)	(40)	11	(4)	(150)
Less: Provision for income tax (expense) benefit	(12)	(22)	(4)	60	22
Operating earnings	$389	$161	$269	$50	$869
Three Months Ended March 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$192	$95	$226	$160	$673
Less: Net investment gains (losses)	31	15	—	39	85
Less: Net derivative gains (losses)	(118)	(128)	(9)	110	(145)
Less: Other adjustments to continuing operations (1)	(33)	(41)	36	3	(35)
Less: Provision for income tax (expense) benefit	42	54	(9)	(54)	33
Operating earnings	$270	$195	$208	$62	$735
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended March 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,858	$4,400	$1,656	$123	$9,037
Less: Net investment gains (losses)	(3)	(12)	(49)	32	(32)
Less: Net derivative gains (losses)	156	117	47	(201)	119
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(9)	—	—	—	(9)
Less: Other adjustments to revenues (1)	(64)	(40)	6	(5)	(103)
Total operating revenues	$2,778	$4,335	$1,652	$297	$9,062
Total expenses	$2,223	$4,080	$1,234	$352	$7,889
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	24	—	—	—	24
Less: Other adjustments to expenses (1)	20	—	(5)	(1)	14
Total operating expenses	$2,179	$4,080	$1,239	$353	$7,851
Three Months Ended March 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,534	$4,071	$1,686	$475	$8,766
Less: Net investment gains (losses)	31	15	—	39	85
Less: Net derivative gains (losses)	(118)	(128)	(9)	110	(145)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(3)	—	—	—	(3)
Less: Other adjustments to revenues (1)	(66)	(41)	35	—	(72)
Total operating revenues	$2,690	$4,225	$1,660	$326	$8,901
Total expenses	$2,239	$3,925	$1,339	$340	$7,843
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(38)	—	—	—	(38)
Less: Other adjustments to expenses (1)	2	—	(1)	(3)	(2)
Total operating expenses	$2,275	$3,925	$1,340	$343	$7,883
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$4,984	$4,872
Universal life and investment-type product policy fees	586	565
Net investment income	3,066	3,037
Other revenues	426	427
Total operating revenues	9,062	8,901
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	6,003	5,810
Interest credited to policyholder account balances	526	587
Capitalization of DAC	(100)	(167)
Amortization of DAC and VOBA	215	128
Interest expense on debt	39	38
Other expenses	1,168	1,487
Total operating expenses	7,851	7,883
Provision for income tax expense (benefit)	342	283
Operating earnings	$869	$735
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary driver of the increase in operating earnings was a $140 million decrease in expenses due to adjustments made to better align the allocation of acquisition expenses with affiliates’ sales revenue. Excluding this impact, operating earnings declined as a result of unfavorable mortality and morbidity experience, partially offset by lower interest credited expenses due to the low interest rate environment. In addition, effective January 1, 2014, PPACA mandated that an annual fee be imposed on health insurers. The quarterly impact of this fee reduced operating earnings by $14 million. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Investment yields decreased slightly, primarily from the impact of the low interest rate environment on fixed maturity securities, partially offset by increased earnings on interest rate derivatives. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. However, this was largely offset by higher DAC amortization, due to the significant prior period equity market increase. The changes in market factors discussed above resulted in a $46 million increase in operating earnings.
We experienced less favorable mortality and morbidity in our Group, Voluntary & Worksite Benefits and Retail segments. These were partially offset by a decline in new and pending long-term care (“LTC”) claims in our Group Voluntary & Worksite Benefits segment. The combined impact of mortality, morbidity and claims experience decreased operating earnings by $52 million.
Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in a $19 million decrease in operating earnings.
Current period premiums and deposits in the Group, Voluntary & Worksite Benefits segment, combined with positive net flows from our universal life business, resulted in growth in our investment portfolio which generated higher net investment income. Since many of our products are interest spread-based, the increase in net investment income was almost entirely offset by a corresponding increase in interest credited to certain liabilities. Business growth also drove an increase in DAC amortization in the current period. The changes in business growth discussed above resulted in an $8 million decrease in operating earnings.

The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. In the current period, the Company realized additional tax benefits of $14 million compared to the prior period, primarily from the higher utilization of tax preferenced investments. These benefits were partially offset by a $5 million tax charge related to the aforementioned $14 million fee imposed by PPACA, which is not deductible for tax purposes.
Segment Results and Corporate & Other
Retail

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$969	$954
Universal life and investment-type product policy fees	360	325
Net investment income	1,364	1,339
Other revenues	85	72
Total operating revenues	2,778	2,690
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,590	1,500
Interest credited to policyholder account balances	240	244
Capitalization of DAC	(95)	(146)
Amortization of DAC and VOBA	205	112
Interest expense on debt	1	1
Other expenses	238	564
Total operating expenses	2,179	2,275
Provision for income tax expense (benefit)	210	145
Operating earnings	$389	$270
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts (with the exception of sales data) discussed below are net of income tax.
Changes to our guarantee features over the last couple of years along with continued management of sales in the current period by focusing on pricing discipline and risk management drove a $721 million, or 50%, decrease in variable annuity sales. Variable and universal life sales were also lower by 66%, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products.
A $7 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows, despite a decline in universal life sales, which is reflected in higher net investment income, partially offset by increases in DAC amortization and interest credited expense.
A slight decrease in operating earnings was attributable to changes in market factors, including equity markets and interest rates. Stronger 2013 equity market performance increased our average separate account balances driving an increase in asset-based fee income. This continued positive equity market performance also drove higher net investment income from other limited partnership interests. These positive impacts were partially offset by higher DAC amortization, due to the significant prior period equity market increase. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as new investments and proceeds from maturing investments are reinvested at lower yields. Lower prepayment fees also decreased operating earnings.
Less favorable mortality experience in our life businesses, partially offset by an increase in immediate annuities, resulted in a $16 million decrease in operating earnings. In addition, unfavorable morbidity experience in our individual income disability business resulted in a $3 million decrease in operating earnings.

Refinements to DAC and certain insurance-related liabilities in both the current and prior periods resulted in a $24 million decrease in operating earnings. Operating earnings increased due to declines in expenses of $156 million, mainly due to adjustments made to better align the allocation of acquisition expenses with affiliates’ sales revenue.
Group, Voluntary & Worksite Benefits

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$3,614	$3,504
Universal life and investment-type product policy fees	178	181
Net investment income	439	437
Other revenues	104	103
Total operating revenues	4,335	4,225
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,516	3,390
Interest credited to policyholder account balances	40	38
Capitalization of DAC	(4)	(5)
Amortization of DAC and VOBA	6	7
Other expenses	522	495
Total operating expenses	4,080	3,925
Provision for income tax expense (benefit)	94	105
Operating earnings	$161	$195
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The macro-economic environment continues to signal stronger growth and is likely to instill further confidence in the economy. The improvement in the economy and overall employment remains slow and steady. We have seen growth in premiums across the segment. Our dental, disability and term life businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. The introduction of new products is also driving growth in the voluntary benefits business. Although we have discontinued selling our LTC product, we continue to collect premiums and administer the existing block of business, which contribute to asset growth in the segment.
Our life businesses experienced less favorable mortality in the current period, mainly due to increased severity in the group term life business, as well as increased claims incidence in our group universal life businesses, which resulted in a $23 million decrease in operating earnings. An increase in claims incidence in our disability business, partially offset by a decline in new and pending claims in our LTC business, resulted in a $10 million decrease in operating earnings.
The impact of market factors, including lower returns on our fixed maturity securities and mortgage loans, partially offset by improved returns on real estate joint ventures, resulted in lower investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decrease in investment yields, slightly offset by lower crediting rates in the current period, reduced operating earnings by $10 million.

Growth in premiums and deposits in the current period, partially offset by a reduction in policyholder account balances and other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $13 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and policyholder account balances increased by $6 million. Effective January 1, 2014, PPACA mandated that an annual fee be imposed on health insurers. The quarterly impact of this fee reduced operating earnings by $14 million. This increase in operating expenses was nearly offset by the remaining increase in premiums, fees and other revenues.
Corporate Benefit Funding

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$366	$395
Universal life and investment-type product policy fees	48	59
Net investment income	1,171	1,134
Other revenues	67	72
Total operating revenues	1,652	1,660
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	875	907
Interest credited to policyholder account balances	246	305
Capitalization of DAC	(1)	(16)
Amortization of DAC and VOBA	4	9
Interest expense on debt	3	3
Other expenses	112	132
Total operating expenses	1,239	1,340
Provision for income tax expense (benefit)	144	112
Operating earnings	$269	$208
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The sustained low interest rate environment has contributed to pension plans being underfunded, which limits our customers’ ability to engage in full pension plan closeout terminations, and is reflected by a decrease in premiums of $56 million, before income tax. We expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. In the current period, we entered into an affiliated reinsurance agreement which resulted in an $87 million increase in premiums, before income tax, in our structured settlements business. Excluding this agreement, structured settlement sales declined $49 million, before income tax, due to more competitors in the market in the current period. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits.
Higher income on interest rate derivatives coupled with higher returns on real estate joint ventures were partially offset by decreased earnings on our mortgage loans. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense and higher investment returns resulted in an increase in operating earnings of $52 million.
An increase in allocated equity resulted in higher invested assets, which drove an increase of $17 million in operating earnings. While interest credited expenses decreased in response to lower issuances of global guaranteed interest contracts and funding agreements in the current period, this was more than offset by an increase in interest credited expenses on higher average account balances. As a result, operating earnings decreased by $11 million compared to the prior period.

In addition, the net impact of insurance liability refinements in both the current and prior periods increased operating earnings by $5 million.
Corporate & Other

	Three Months Ended March 31,
	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$35	$19
Net investment income	92	127
Other revenues	170	180
Total operating revenues	297	326
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	22	13
Interest expense on debt	35	34
Other expenses	296	296
Total operating expenses	353	343
Provision for income tax expense (benefit)	(106)	(79)
Operating earnings	$50	$62
The table below presents operating earnings by source on an after-tax basis:

	Three Months Ended March 31,
	2014	2013
	(In millions)

Net investment income	$60	$83
Interest expense on debt	(23)	(22)
Acquisition costs	(2)	(4)
Corporate initiatives and projects	(25)	(25)
Incremental tax benefit	86	73
Other	(46)	(43)
Operating earnings	$50	$62
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased $12 million, primarily due to lower net investment income, partially offset by a higher tax benefit over the prior period. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Net investment income decreased $23 million. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf and the adverse impact of the sustained low interest rate environment on our fixed maturity securities and securities lending program yields. This was partially offset by improved results on other limited partnership interests and currency and credit sensitive derivatives.
Expenses associated with corporate initiatives and projects were essentially unchanged as some enterprise-wide initiatives approach completion while others are in initial stages. These expenses include a $12 million decrease in the portion that represents restructuring charges, the majority of which related to severance.

Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In the current period, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $13 million from the prior period.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”); and (ii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2013 Annual Report, Metropolitan Life Insurance Company received approximately 5,898 asbestos-related claims in 2013. During the three months ended March 31, 2014 and 2013, Metropolitan Life Insurance Company received approximately 1,366 and 1,435 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2014.
Total Control Accounts Litigation
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
This putative class action lawsuit alleges that Metropolitan Life Insurance Company’s use of a retained asset account, known as a Total Control Account, as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the putative class.
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that Metropolitan Life Insurance Company, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied Metropolitan Life Insurance Company’s motion to dismiss the complaint. The trial has been scheduled for September 2014.

C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013) and Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.)
Plaintiffs filed these lawsuits against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227 (“TCPA”). In the C-Mart case, the court granted plaintiff’s motion to certify a class of approximately 36,000 persons in Missouri who, during the period of August 7, 2012 through September 6, 2012, were allegedly sent an unsolicited fax in violation of the TCPA. Trial is set for August 2014. In the Cadenasso case, which has been transferred to Florida and assigned to the same judge as the C-Mart case, plaintiff seeks certification of a nationwide class of persons (except for those in the C-Mart class) who were allegedly sent millions of unsolicited faxes in violation of the TCPA. Trial has also been set in Cadenasso for August 2014. In both cases, plaintiffs seek an award of statutory damages under the TCPA in the amount of $500 for each violation and to have such damages trebled.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2013 Annual Report, which are incorporated herein by reference.
Regulatory and Legal Risks
The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as Such a Financial Institution and as an Investor in Other Such Financial Institutions, as well as Our Investors
Under provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (“FDIC”) as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the United States. If the FDIC were appointed as the receiver for such a company, liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. Even if the Orderly Liquidation Authority provisions were invoked, our U.S. insurance companies would be resolved under state insurance law. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank systemically important financial institutions and bank holding companies and other financial companies with assets of $50 billion or more, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding costs of large bank holding companies or financial companies that might be viewed as systemically significant, such as MetLife, Inc. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI — Orderly Liquidation Authority” included in the 2013 Annual Report.

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

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/	Peter M. Carlson
	Name:	Peter M. Carlson
	Title:	Executive Vice President and Chief
Accounting Officer (Authorized Signatory
and Principal Accounting Officer)
Date: May 14, 2014

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