Form 10-Q
period 2014-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2014-08-13
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 13, 2014, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2014 (Unaudited) and December 31, 2013 and for the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	8
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	9
	Note 2 — Segment Information	11
	Note 3 — Insurance	17
	Note 4 — Closed Block	18
	Note 5 — Investments	20
	Note 6 — Derivatives	38
	Note 7 — Fair Value	50
	Note 8 — Equity	80
	Note 9 — Other Expenses	84
	Note 10 — Employee Benefit Plans	86
	Note 11 — Contingencies, Commitments and Guarantees	86
	Note 12 — Related Party Transactions	92
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	95
Item 4.	Controls and Procedures	125

Part II — Other Information
Item 1.	Legal Proceedings	126
Item 1A.	Risk Factors	127
Item 6.	Exhibits	131

Signatures		132

Exhibit Index		E - 1

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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $173,112 and $165,371, respectively; includes $164 and $157, respectively, relating to variable interest entities)	$188,240	$173,746
Equity securities available-for-sale, at estimated fair value (cost: $1,897 and $1,813, respectively)	2,144	1,892
Trading and fair value option securities, at estimated fair value (includes $690 and $662, respectively, of actively traded securities; and $18 and $23, respectively, relating to variable interest entities)	746	723
Mortgage loans (net of valuation allowances of $241 and $272, respectively; includes $367 and $338, respectively, under the fair value option)	46,395	46,024
Policy loans	8,443	8,421
Real estate and real estate joint ventures (includes $9 and $1,141, respectively, relating to variable interest entities, includes $46 and $40, respectively, of real estate held-for-sale)	7,324	7,798
Other limited partnership interests (includes $53 and $53, respectively, relating to variable interest entities)	4,842	4,716
Short-term investments, principally at estimated fair value	5,048	5,962
Other invested assets, principally at estimated fair value (includes $71 and $78, respectively, relating to variable interest entities)	11,368	10,589
Total investments	274,550	259,871
Cash and cash equivalents, principally at estimated fair value (includes $2 and $21, respectively, relating to variable interest entities)	986	1,098
Accrued investment income (includes $3 and $2, respectively, relating to variable interest entities)	2,306	2,249
Premiums, reinsurance and other receivables (includes $7 and $7, respectively, relating to variable interest entities)	25,554	23,637
Deferred policy acquisition costs and value of business acquired	5,988	6,416
Other assets (includes $4 and $24, respectively, relating to variable interest entities)	5,539	4,716
Separate account assets	141,043	134,796
Total assets	$455,966	$432,783
Liabilities and Equity
Liabilities
Future policy benefits	$114,210	$111,963
Policyholder account balances	94,573	92,498
Other policy-related balances	5,947	5,671
Policyholder dividends payable	611	601
Policyholder dividend obligation	2,986	1,771
Payables for collateral under securities loaned and other transactions	23,286	21,096
Short-term debt	100	175
Long-term debt (includes $96 and $520, respectively, at estimated fair value, relating to variable interest entities)	2,400	2,828
Current income tax payable	474	365
Deferred income tax liability (includes $0 and $1, respectively, at estimated fair value, relating to variable interest entities)	3,759	1,785
Other liabilities (includes $18 and $31, respectively, relating to variable interest entities)	35,887	32,180
Separate account liabilities	141,043	134,796
Total liabilities	425,276	405,729
Contingencies, Commitments and Guarantees (Note 11)
Redeemable noncontrolling interests	—	774
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding at both June 30, 2014 and December 31, 2013	5	5
Additional paid-in capital	14,480	14,515
Retained earnings	10,367	9,352
Accumulated other comprehensive income (loss)	5,468	2,158
Total Metropolitan Life Insurance Company stockholder’s equity	30,320	26,030
Noncontrolling interests	370	250
Total equity	30,690	26,280
Total liabilities and equity	$455,966	$432,783
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Premiums	$5,344	$4,887	$10,328	$9,759
Universal life and investment-type product policy fees	590	602	1,183	1,177
Net investment income	2,994	2,937	5,941	5,889
Other revenues	437	418	863	845
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1)	(32)	(12)	(56)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(4)	(5)	(1)	(28)
Other net investment gains (losses)	(52)	40	(76)	172
Total net investment gains (losses)	(57)	3	(89)	88
Net derivative gains (losses)	(56)	(215)	63	(360)
Total revenues	9,252	8,632	18,289	17,398
Expenses
Policyholder benefits and claims	5,902	5,505	11,618	11,018
Interest credited to policyholder account balances	545	563	1,074	1,154
Policyholder dividends	303	307	599	604
Other expenses	1,460	1,396	2,808	2,838
Total expenses	8,210	7,771	16,099	15,614
Income (loss) from continuing operations before provision for income tax	1,042	861	2,190	1,784
Provision for income tax expense (benefit)	293	215	613	465
Income (loss) from continuing operations, net of income tax	749	646	1,577	1,319
Income (loss) from discontinued operations, net of income tax	—	—	(3)	—
Net income (loss)	749	646	1,574	1,319
Less: Net income (loss) attributable to noncontrolling interests	—	3	1	2
Net income (loss) attributable to Metropolitan Life Insurance Company	$749	$643	$1,573	$1,317
Comprehensive income (loss)	$2,110	$(1,208)	$4,884	$(724)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	—	3	1	2
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$2,110	$(1,211)	$4,883	$(726)

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2014 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$5	$14,515	$9,352	$3,797	$(93)	$31	$(1,577)	$26,030	$250	$26,280
Capital contributions from MetLife, Inc.		1						1		1
Returns of capital		(40)						(40)		(40)
Excess tax benefits related to stock-based compensation		4						4		4
Dividends on common stock			(558)					(558)		(558)
Change in equity of noncontrolling interests								—	119	119
Net income (loss)			1,573					1,573	1	1,574
Other comprehensive income (loss), net of income tax				3,234	55	6	15	3,310		3,310
Balance at June 30, 2014	$5	$14,480	$10,367	$7,031	$(38)	$37	$(1,562)	$30,320	$370	$30,690

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity — (Continued)
For the Six Months Ended June 30, 2013 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$5	$14,510	$8,631	$6,497	$(158)	$18	$(2,349)	$27,154	$292	$27,446
Capital contributions from MetLife, Inc.		1						1		1
Excess tax benefits related to stock-based compensation		(1)						(1)		(1)
Dividends on common stock			(714)					(714)		(714)
Change in equity of noncontrolling interests									(18)	(18)
Net income (loss)			1,317					1,317	2	1,319
Other comprehensive income (loss), net of income tax				(2,141)	39	(8)	67	(2,043)		(2,043)
Balance at June 30, 2013	$5	$14,510	$9,234	$4,356	$(119)	$10	$(2,282)	$25,714	$276	$25,990

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$2,953	$2,357
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	29,944	40,848
Equity securities	81	118
Mortgage loans	4,867	4,321
Real estate and real estate joint ventures	408	68
Other limited partnership interests	250	194
Purchases of:
Fixed maturity securities	(34,640)	(40,776)
Equity securities	(89)	(297)
Mortgage loans	(5,149)	(4,030)
Real estate and real estate joint ventures	(767)	(479)
Other limited partnership interests	(332)	(388)
Cash received in connection with freestanding derivatives	340	295
Cash paid in connection with freestanding derivatives	(580)	(645)
Net change in policy loans	(22)	(71)
Net change in short-term investments	918	1,943
Net change in other invested assets	(118)	(239)
Net change in property, equipment and leasehold improvements	(66)	27
Other, net	(13)	—
Net cash provided by (used in) investing activities	(4,968)	889
Cash flows from financing activities
Policyholder account balances:
Deposits	30,788	26,575
Withdrawals	(30,011)	(28,699)
Net change in payables for collateral under securities loaned and other transactions	2,190	(476)
Net change in short-term debt	(320)	—
Long-term debt repaid	(21)	(15)
Dividends on common stock	(558)	(714)
Other, net	(165)	(11)
Net cash provided by (used in) financing activities	1,903	(3,340)
Change in cash and cash equivalents	(112)	(94)
Cash and cash equivalents, beginning of period	1,098	1,401
Cash and cash equivalents, end of period	$986	$1,307
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$76	$66
Income tax	$428	$433
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$1
Real estate and real estate joint ventures acquired in satisfaction of debt	$—	$14
Deconsolidation of MetLife Core Property Fund (see Note 5):
Reduction of redeemable noncontrolling interests	$774	$—
Reduction of long-term debt	$413	$—
Reduction of real estate and real estate joint ventures	$1,132	$—
Issuance of short-term debt	$245	$—
Returns of capital	$40	$—

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2013 Annual Report.
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
Future Adoption of New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on transfers and servicing (Accounting Standards Update (“ASU”) 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In January 2014, the FASB issued new guidance regarding investments (ASU 2014-01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects), effective retrospectively for fiscal years beginning after December 15, 2014 and interim reporting periods within those years. The new guidance is applicable to investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity that meets certain conditions is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received, and recognize the net investment performance on the statement of operations as a component of income tax expense (benefit). The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees. Group insurance products and services include variable life, universal life and term life products. Group insurance products and services also include dental, group short- and long-term disability and accidental death & dismemberment coverages. Voluntary & Worksite products and services include long-term care, prepaid legal plans and critical illness products.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

	Operating Earnings
Three Months Ended June 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$999	$3,643	$671	$31	$5,344	$—	$5,344
Universal life and investment-type product policy fees	355	180	46	—	581	9	590
Net investment income	1,349	443	1,227	85	3,104	(110)	2,994
Other revenues	91	105	78	163	437	—	437
Net investment gains (losses)	—	—	—	—	—	(57)	(57)
Net derivative gains (losses)	—	—	—	—	—	(56)	(56)
Total revenues	2,794	4,371	2,022	279	9,466	(214)	9,252
Expenses
Policyholder benefits and claims and policyholder dividends	1,498	3,512	1,161	16	6,187	18	6,205
Interest credited to policyholder account balances	244	39	259	—	542	3	545
Capitalization of DAC	(85)	(4)	(18)	—	(107)	—	(107)
Amortization of DAC and VOBA	139	5	5	—	149	3	152
Interest expense on debt	1	—	2	33	36	1	37
Other expenses	441	528	131	277	1,377	1	1,378
Total expenses	2,238	4,080	1,540	326	8,184	26	8,210
Provision for income tax expense (benefit)	194	107	169	(94)	376	(83)	293
Operating earnings	$362	$184	$313	$47	906
Adjustments to:
Total revenues					(214)
Total expenses					(26)
Provision for income tax (expense) benefit					83
Income (loss) from continuing operations, net of income tax					$749		$749

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Three Months Ended June 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$973	$3,421	$475	$18	$4,887	$—	$4,887
Universal life and investment-type product policy fees	354	169	56	—	579	23	602
Net investment income	1,348	456	1,147	94	3,045	(108)	2,937
Other revenues	82	100	65	171	418	—	418
Net investment gains (losses)	—	—	—	—	—	3	3
Net derivative gains (losses)	—	—	—	—	—	(215)	(215)
Total revenues	2,757	4,146	1,743	283	8,929	(297)	8,632
Expenses
Policyholder benefits and claims and policyholder dividends	1,602	3,240	964	13	5,819	(7)	5,812
Interest credited to policyholder account balances	250	39	271	—	560	3	563
Capitalization of DAC	(129)	(5)	(5)	—	(139)	—	(139)
Amortization of DAC and VOBA	144	5	4	—	153	(81)	72
Interest expense on debt	1	1	2	33	37	2	39
Other expenses	544	483	114	279	1,420	4	1,424
Total expenses	2,412	3,763	1,350	325	7,850	(79)	7,771
Provision for income tax expense (benefit)	121	134	138	(92)	301	(86)	215
Operating earnings	$224	$249	$255	$50	778
Adjustments to:
Total revenues					(297)
Total expenses					79
Provision for income tax (expense) benefit					86
Income (loss) from continuing operations, net of income tax					$646		$646

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Six Months Ended June 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,968	$7,257	$1,037	$66	$10,328	$—	$10,328
Universal life and investment-type product policy fees	715	358	94	—	1,167	16	1,183
Net investment income	2,713	882	2,398	177	6,170	(229)	5,941
Other revenues	176	209	145	333	863	—	863
Net investment gains (losses)	—	—	—	—	—	(89)	(89)
Net derivative gains (losses)	—	—	—	—	—	63	63
Total revenues	5,572	8,706	3,674	576	18,528	(239)	18,289
Expenses
Policyholder benefits and claims and policyholder dividends	3,088	7,028	2,036	38	12,190	27	12,217
Interest credited to policyholder account balances	484	79	505	—	1,068	6	1,074
Capitalization of DAC	(180)	(8)	(19)	—	(207)	—	(207)
Amortization of DAC and VOBA	344	11	9	—	364	30	394
Interest expense on debt	2	—	5	68	75	1	76
Other expenses	679	1,050	243	573	2,545	—	2,545
Total expenses	4,417	8,160	2,779	679	16,035	64	16,099
Provision for income tax expense (benefit)	404	201	313	(200)	718	(105)	613
Operating earnings	$751	$345	$582	$97	1,775
Adjustments to:
Total revenues					(239)
Total expenses					(64)
Provision for income tax (expense) benefit					105
Income (loss) from continuing operations, net of income tax					$1,577		$1,577

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Six Months Ended June 30, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,927	$6,925	$870	$37	$9,759	$—	$9,759
Universal life and investment-type product policy fees	679	350	115	—	1,144	33	1,177
Net investment income	2,687	893	2,281	221	6,082	(193)	5,889
Other revenues	154	203	137	351	845	—	845
Net investment gains (losses)	—	—	—	—	—	88	88
Net derivative gains (losses)	—	—	—	—	—	(360)	(360)
Total revenues	5,447	8,371	3,403	609	17,830	(432)	17,398
Expenses
Policyholder benefits and claims and policyholder dividends	3,102	6,630	1,871	26	11,629	(7)	11,622
Interest credited to policyholder account balances	494	77	576	—	1,147	7	1,154
Capitalization of DAC	(275)	(10)	(21)	—	(306)	—	(306)
Amortization of DAC and VOBA	256	12	13	—	281	(121)	160
Interest expense on debt	2	1	5	67	75	2	77
Other expenses	1,108	978	246	575	2,907	—	2,907
Total expenses	4,687	7,688	2,690	668	15,733	(119)	15,614
Provision for income tax expense (benefit)	266	239	250	(171)	584	(119)	465
Operating earnings	$494	$444	$463	$112	1,513
Adjustments to:
Total revenues					(432)
Total expenses					119
Provision for income tax (expense) benefit					119
Income (loss) from continuing operations, net of income tax					$1,319		$1,319

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2014	December 31, 2013
	(In millions)
Retail	$180,940	$174,853
Group, Voluntary & Worksite Benefits	43,114	41,059
Corporate Benefit Funding	204,307	188,960
Corporate & Other	27,605	27,911
Total	$455,966	$432,783
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3. Insurance (continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	June 30, 2014		December 31, 2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$64,119	$30,008	$62,763	$28,934
Separate account value	$52,187	$28,856	$50,700	$27,738
Net amount at risk	$557	$147	$641	$123
Average attained age of contractholders	65 years	63 years	64 years	62 years

Two Tier Annuities
General account value	N/A	$398	N/A	$397
Net amount at risk	N/A	$124	N/A	$123
Average attained age of contractholders	N/A	55 years	N/A	54 years

	June 30, 2014		December 31, 2013
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$8,038	$1,107	$7,871	$1,125
Net amount at risk	$80,275	$8,420	$81,888	$8,701
Average attained age of policyholders	54 years	60 years	53 years	59 years
 __________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2014	December 31, 2013
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,795	$42,076
Other policy-related balances	331	298
Policyholder dividends payable	477	456
Policyholder dividend obligation	2,986	1,771
Current income tax payable	18	18
Other liabilities	641	582
Total closed block liabilities	46,248	45,201
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	29,295	28,374
Equity securities available-for-sale, at estimated fair value	90	86
Mortgage loans	6,031	6,155
Policy loans	4,651	4,669
Real estate and real estate joint ventures	543	492
Other invested assets	997	814
Total investments	41,607	40,590
Cash and cash equivalents	311	238
Accrued investment income	495	477
Premiums, reinsurance and other receivables	95	98
Deferred income tax assets	294	293
Total assets designated to the closed block	42,802	41,696
Excess of closed block liabilities over assets designated to the closed block	3,446	3,505
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	2,254	1,502
Unrealized gains (losses) on derivatives, net of income tax	(5)	(3)
Allocated to policyholder dividend obligation, net of income tax	(1,941)	(1,151)
Total amounts included in AOCI	308	348
Maximum future earnings to be recognized from closed block assets and liabilities	$3,754	$3,853
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$1,771	$3,828
Change in unrealized investment and derivative gains (losses)	1,215	(2,057)
Balance, end of period	$2,986	$1,771

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Revenues
Premiums	$473	$489	$919	$953
Net investment income	522	529	1,052	1,062
Net investment gains (losses)	8	24	8	27
Net derivative gains (losses)	(3)	7	(4)	15
Total revenues	1,000	1,049	1,975	2,057
Expenses
Policyholder benefits and claims	645	669	1,269	1,312
Policyholder dividends	243	247	476	489
Other expenses	38	43	79	85
Total expenses	926	959	1,824	1,886
Revenues, net of expenses before provision for income tax expense (benefit)	74	90	151	171
Provision for income tax expense (benefit)	26	33	53	60
Revenues, net of expenses and provision for income tax expense (benefit)	$48	$57	$98	$111
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

	June 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$60,946	$6,632	$269	$—	$67,309	$60,244	$4,678	$693	$—	$64,229
U.S. Treasury and agency	33,788	3,028	91	—	36,725	29,508	1,730	694	—	30,544
Foreign corporate	27,081	2,711	99	—	29,693	27,082	1,959	285	—	28,756
RMBS	26,430	1,489	186	61	27,672	24,119	1,109	368	150	24,710
CMBS	8,203	301	21	—	8,483	8,203	262	89	—	8,376
ABS (1)	8,225	155	47	(1)	8,334	7,789	151	117	(1)	7,824
State and political subdivision	5,273	919	26	—	6,166	5,386	467	76	—	5,777
Foreign government	3,166	752	60	—	3,858	3,040	597	107	—	3,530
Total fixed maturity securities	$173,112	$15,987	$799	$60	$188,240	$165,371	$10,953	$2,429	$149	$173,746
Equity securities
Common stock	$1,186	$216	$1	$—	$1,401	$1,070	$97	$3	$—	$1,164
Non-redeemable preferred stock	711	63	31	—	743	743	62	77	—	728
Total equity securities	$1,897	$279	$32	$—	$2,144	$1,813	$159	$80	$—	$1,892
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses was in an unrealized gain position of $1 million for ABS at both June 30, 2014 and December 31, 2013 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $8 million and $38 million with unrealized gains (losses) of $7 million and $12 million at June 30, 2014 and December 31, 2013, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	June 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$6,268	$6,362	$6,411	$6,516
Due after one year through five years	38,865	41,047	34,696	36,556
Due after five years through ten years	37,788	41,332	35,725	38,347
Due after ten years	47,333	55,010	48,428	51,417
Subtotal	130,254	143,751	125,260	132,836
Structured securities (RMBS, CMBS and ABS)	42,858	44,489	40,111	40,910
Total fixed maturity securities	$173,112	$188,240	$165,371	$173,746
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

	June 30, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$2,790	$28	$3,617	$241	$8,512	$426	$1,948	$267
U.S. Treasury and agency	2,861	3	3,638	88	10,077	687	33	7
Foreign corporate	905	27	1,506	72	4,217	176	952	109
RMBS	750	48	3,139	199	8,194	291	1,675	227
CMBS	402	9	460	12	2,022	74	221	15
ABS	1,729	8	462	38	1,701	28	530	88
State and political subdivision	21	1	247	25	737	44	92	32
Foreign government	127	5	519	55	763	94	54	13
Total fixed maturity securities	$9,585	$129	$13,588	$730	$36,223	$1,820	$5,505	$758
Equity securities
Common stock	$9	$1	$—	$—	$37	$3	$—	$—
Non-redeemable preferred stock	37	1	229	30	222	41	125	36
Total equity securities	$46	$2	$229	$30	$259	$44	$125	$36
Total number of securities in an unrealized loss position	678		870		2,211		469

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at June 30, 2014. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $1.7 billion during the six months ended June 30, 2014 from $2.6 billion to $859 million. The decrease in gross unrealized losses for the six months ended June 30, 2014, was primarily attributable to a decrease in interest rates, and to a lesser extent narrowing credit spreads.
At June 30, 2014, $135 million of the total $859 million of gross unrealized losses were from 39 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $135 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $75 million, or 56%, are related to gross unrealized losses on 25 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $135 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $60 million, or 44%, are related to gross unrealized losses on 14 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and ABS (primarily foreign ABS) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over unemployment levels and valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $48 million during the six months ended June 30, 2014 from $80 million to $32 million. Of the $32 million, $23 million were from eight equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 61% were rated A or better.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$32,613	70.3%	$33,072	71.9%
Agricultural	10,625	22.9	11,025	24.0
Residential	3,031	6.5	1,858	4.0
Subtotal (1)	46,269	99.7	45,955	99.9
Valuation allowances	(241)	(0.5)	(272)	(0.6)
Subtotal mortgage loans held-for-investment, net	46,028	99.2	45,683	99.3
Residential — fair value option (“FVO”)	367	0.8	338	0.7
Total mortgage loans held-for-investment, net	46,395	100.0	46,021	100.0
Mortgage loans held-for-sale	—	—	3	—
Total mortgage loans, net	$46,395	100.0%	$46,024	100.0%
 __________________

(1)
Purchases of mortgage loans were $812 million and $1.4 billion for the three months and six months ended June 30, 2014, respectively. Purchases of mortgage loans were $831 million and $881 million for the three months and six months ended June 30, 2013, respectively.

Mortgage Loans and Valuation Allowance by Portfolio Segment
The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows at:

	June 30, 2014				December 31, 2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$328	$72	$9	$409	$415	$96	$4	$515
Evaluated collectively for credit losses	32,285	10,553	3,022	45,860	32,657	10,929	1,854	45,440
Total mortgage loans	32,613	10,625	3,031	46,269	33,072	11,025	1,858	45,955
Valuation allowances:
Specific credit losses	24	5	—	29	49	7	—	56
Non-specifically identified credit losses	158	32	22	212	164	33	19	216
Total valuation allowances	182	37	22	241	213	40	19	272
Mortgage loans, net of valuation allowance	$32,431	$10,588	$3,009	$46,028	$32,859	$10,985	$1,839	$45,683

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended June 30,
	2014				2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$213	$38	$25	$276	$236	$51	$1	$288
Provision (release)	(7)	(1)	(3)	(11)	(30)	(1)	8	(23)
Charge-offs, net of recoveries	(24)	—	—	(24)	—	(5)	—	(5)
Balance, end of period	$182	$37	$22	$241	$206	$45	$9	$260

	Six Months Ended June 30,
	2014				2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$213	$40	$19	$272	$256	$48	$—	$304
Provision (release)	(7)	(3)	4	(6)	(50)	6	9	(35)
Charge-offs, net of recoveries	(24)	—	(1)	(25)	—	(9)	—	(9)
Balance, end of period	$182	$37	$22	$241	$206	$45	$9	$260

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment were as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
June 30, 2014
Loan-to-value ratios:
Less than 65%	$25,335	$349	$379	$26,063	79.9%	$27,707	80.7%
65% to 75%	4,626	447	57	5,130	15.7	5,252	15.3
76% to 80%	454	178	57	689	2.1	686	2.0
Greater than 80%	255	277	199	731	2.3	675	2.0
Total	$30,670	$1,251	$692	$32,613	100.0%	$34,320	100.0%

December 31, 2013
Loan-to-value ratios:
Less than 65%	$24,585	$476	$596	$25,657	77.6%	$26,900	78.4%
65% to 75%	5,219	438	104	5,761	17.4	5,852	17.1
76% to 80%	444	157	189	790	2.4	776	2.3
Greater than 80%	583	205	76	864	2.6	769	2.2
Total	$30,831	$1,276	$965	$33,072	100.0%	$34,297	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment were as follows at:

	June 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$10,010	94.2%	$10,165	92.2%
65% to 75%	483	4.5	659	6.0
76% to 80%	40	0.4	84	0.8
Greater than 80%	92	0.9	117	1.0
Total	$10,625	100.0%	$11,025	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $10.9 billion and $11.3 billion at June 30, 2014 and December 31, 2013, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment were as follows at:

	June 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$2,957	97.6%	$1,812	97.5%
Nonperforming	74	2.4	46	2.5
Total	$3,031	100.0%	$1,858	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $3.1 billion and $1.8 billion at June 30, 2014 and December 31, 2013, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2014 and December 31, 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Commercial	$—	$—	$—	$—	$91	$169
Agricultural	45	44	—	—	46	47
Residential	74	46	—	—	74	46
Total	$119	$90	$—	$—	$211	$262

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Impaired Mortgage Loans
Impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
June 30, 2014
Commercial	$91	$91	$24	$67	$238	$237	$329	$304
Agricultural	51	50	5	45	23	22	74	67
Residential	—	—	—	—	12	9	12	9
Total	$142	$141	$29	$112	$273	$268	$415	$380

December 31, 2013
Commercial	$173	$169	$49	$120	$247	$246	$420	$366
Agricultural	64	62	7	55	35	34	99	89
Residential	—	—	—	—	5	4	5	4
Total	$237	$231	$56	$175	$287	$284	$524	$459
Unpaid principal balance is generally prior to any charge-offs.
The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$372	$3	$436	$3	$387	$6	$438	$5
Agricultural	85	3	155	2	88	5	164	3
Residential	9	—	2	—	8	—	1	—
Total	$466	$6	$593	$5	$483	$11	$603	$8

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Mortgage Loans Modified in a Troubled Debt Restructuring
The number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Three Months Ended June 30,
	2014			2013
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		(In millions)			(In millions)
Commercial	—	$—	$—	—	$—	$—
Agricultural	1	1	1	—	—	—
Residential	17	3	2	6	1	1
Total	18	$4	$3	6	$1	$1

	Six Months Ended June 30,
	2014			2013
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		(In millions)			(In millions)
Commercial	—	$—	$—	—	$—	$—
Agricultural	1	1	1	—	—	—
Residential	44	9	7	6	1	1
Total	45	$10	$8	6	$1	$1

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The number of mortgage loans and carrying value of mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months were as follows:

	Three Months Ended June 30,
	2014		2013
	Number of Mortgage Loans	Carrying Value	Number of Mortgage Loans	Carrying Value
		(In millions)		(In millions)
Commercial	—	$—	—	$—
Agricultural	—	—	—	—
Residential (1)	2	—	—	—
Total	2	$—	—	$—

	Six Months Ended June 30,
	2014		2013
	Number of Mortgage Loans	Carrying Value	Number of Mortgage Loans	Carrying Value
		(In millions)		(In millions)
Commercial	—	$—	—	$—
Agricultural	2	24	—	—
Residential (1)	2	—	—	—
Total	4	$24	—	$—
__________________

(1)	Residential mortgage loans for the three months and six months ended June 30, 2014 had a carrying value of less than $1 million.
Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $282 million and $790 million at June 30, 2014 and December 31, 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2014	December 31, 2013
	(In millions)
Fixed maturity securities	$15,179	$8,521
Fixed maturity securities with noncredit OTTI losses in AOCI	(60)	(149)
Total fixed maturity securities	15,119	8,372
Equity securities	260	83
Derivatives	610	361
Other	36	5
Subtotal	16,025	8,821
Amounts allocated from:
Insurance liability loss recognition	(1,315)	(610)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	2	5
DAC and VOBA	(957)	(721)
Policyholder dividend obligation	(2,986)	(1,771)
Subtotal	(5,256)	(3,097)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	20	51
Deferred income tax benefit (expense)	(3,795)	(2,070)
Net unrealized investment gains (losses)	6,994	3,705
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$6,993	$3,704

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$(149)	$(256)
Noncredit OTTI losses and subsequent changes recognized (1)	1	47
Securities sold with previous noncredit OTTI loss	19	114
Subsequent changes in estimated fair value	69	(54)
Balance, end of period	$(60)	$(149)
__________________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were ($3) million and $40 million for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2014
(In millions)
Balance, beginning of period	$3,704
Fixed maturity securities on which noncredit OTTI losses have been recognized	89
Unrealized investment gains (losses) during the period	7,115
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(705)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)
DAC and VOBA	(236)
Policyholder dividend obligation	(1,215)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(31)
Deferred income tax benefit (expense)	(1,725)
Net unrealized investment gains (losses)	6,993
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$6,993
Change in net unrealized investment gains (losses)	$3,289
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$3,289
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2014 and December 31, 2013.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2014	December 31, 2013
	(In millions)
Securities on loan: (1)
Amortized cost	$19,952	$18,829
Estimated fair value	$21,298	$19,153
Cash collateral on deposit from counterparties (2)	$21,731	$19,673
Security collateral on deposit from counterparties (3)	$38	$—
Reinvestment portfolio — estimated fair value	$22,107	$19,822
__________________

(1)	Included within fixed maturity securities, short-term investments and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity, equity and trading and FVO securities, and at carrying value for mortgage loans at:

	June 30, 2014	December 31, 2013
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,434	$1,338
Invested assets pledged as collateral (1)	19,699	19,555
Total invested assets on deposit and pledged as collateral	$21,133	$20,893
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2014 and December 31, 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2014		December 31, 2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$10	$15	$1,181	$443
Fixed maturity securities (2)	166	81	159	80
Other invested assets	75	—	82	7
Other limited partnership interests	61	—	61	—
CSEs (assets (primarily securities) and liabilities (primarily debt)) (3)	19	18	23	22
Total	$331	$114	$1,506	$552
__________________

(1)
At December 31, 2013, the Company consolidated an open ended core real estate fund formed in the fourth quarter of 2013 (the “MetLife Core Property Fund”), which represented the majority of the balances at December 31, 2013. As a result of the quarterly reassessment in the first quarter of 2014, the Company no longer consolidates the MetLife Core Property Fund, effective March 31, 2014, based on the terms of the revised partnership agreement. The Company accounts for its retained interest in the real estate fund under the equity method. Assets of the real estate fund are a real estate investment trust which holds primarily traditional core income-producing real estate which has associated liabilities that are primarily non-recourse debt secured by certain real estate assets of the fund. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its investment in the real estate fund of $178 million at carrying value at December 31, 2013. The long-term debt bore interest primarily at fixed rates ranging from 1.39% to 4.45%, payable primarily on a monthly basis.

(2)
The Company consolidates certain fixed maturity securities purchased in an investment vehicle which was partially funded with affiliated long-term debt. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million and $1 million for the three months and six months ended June 30, 2014 and 2013, respectively.

(3)
The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both June 30, 2014 and December 31, 2013. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million and $1 million for the three months and six months ended June 30, 2014, respectively, and $1 million and $2 million for the three months and six months ended June 30, 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$44,489	$44,489	$40,910	$40,910
U.S. and foreign corporate	2,235	2,235	2,251	2,251
Other limited partnership interests	2,845	3,771	3,168	4,273
Other invested assets	1,555	1,680	1,498	1,852
Real estate joint ventures	27	27	31	31
Total	$51,151	$52,202	$47,858	$49,317
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $233 million and $257 million at June 30, 2014 and December 31, 2013, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or ABS issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the six months ended June 30, 2014 and 2013.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$2,101	$2,043	$4,120	$4,145
Equity securities	25	20	45	35
Trading and FVO securities — Actively Traded Securities and FVO general account securities (1)	18	(11)	35	3
Mortgage loans	571	586	1,151	1,169
Policy loans	111	107	224	217
Real estate and real estate joint ventures	211	189	369	337
Other limited partnership interests	164	188	381	341
Cash, cash equivalents and short-term investments	6	8	12	17
International joint ventures	(1)	—	(1)	(8)
Other	3	11	15	36
Subtotal	3,209	3,141	6,351	6,292
Less: Investment expenses	216	206	411	405
Subtotal, net	2,993	2,935	5,940	5,887
FVO CSEs - interest income:
Securities	1	2	1	2
Subtotal	1	2	1	2
Net investment income	$2,994	$2,937	$5,941	$5,889
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Actively Traded Securities and FVO general account securities	$8	$(21)	$16	$(15)
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$—	$(27)	$—	$(32)
Consumer	—	—	(6)	(9)
Finance	—	—	—	(4)
Communications	—	(2)	—	(2)
Total U.S. and foreign corporate securities	—	(29)	(6)	(47)
RMBS	(5)	(8)	(7)	(37)
OTTI losses on fixed maturity securities recognized in earnings	(5)	(37)	(13)	(84)
Fixed maturity securities — net gains (losses) on sales and disposals	(16)	25	(97)	171
Total gains (losses) on fixed maturity securities	(21)	(12)	(110)	87
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(15)	—	(15)	(17)
Common stock	(3)	—	(4)	(1)
OTTI losses on equity securities recognized in earnings	(18)	—	(19)	(18)
Equity securities — net gains (losses) on sales and disposals	33	—	36	(15)
Total gains (losses) on equity securities	15	—	17	(33)
Trading and FVO securities — FVO general account securities	—	3	—	6
Mortgage loans	17	22	8	36
Real estate and real estate joint ventures	9	(9)	73	(23)
Other limited partnership interests	(34)	(24)	(34)	(24)
Other investment portfolio gains (losses)	5	(3)	3	(4)
Subtotal — investment portfolio gains (losses)	(9)	(23)	(43)	45
FVO CSEs:
Long-term debt — related to securities	(1)	1	(1)	—
Non-investment portfolio gains (losses)	(47)	25	(45)	43
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(48)	26	(46)	43
Total net investment gains (losses)	$(57)	$3	$(89)	$88
__________________
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($37) million and ($88) million for the three months and six months ended June 30, 2014, respectively, and $12 million and $23 million for the three months and six months ended June 30, 2013, respectively.

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

	Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$11,352	$14,480	$64	$44	$11,416	$14,524
Gross investment gains	$51	$112	$34	$2	$85	$114
Gross investment losses	(67)	(87)	(1)	(2)	(68)	(89)
Total OTTI losses
Credit-related	(5)	(37)	—	—	(5)	(37)
Other (1)	—	—	(18)	—	(18)	—
Total OTTI losses	(5)	(37)	(18)	—	(23)	(37)
Net investment gains (losses)	$(21)	$(12)	$15	$—	$(6)	$(12)

	Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$20,803	$27,130	$69	$79	$20,872	$27,209
Gross investment gains	$105	$323	$37	$2	$142	$325
Gross investment losses	(202)	(152)	(1)	(17)	(203)	(169)
Total OTTI losses
Credit-related	(13)	(71)	—	—	(13)	(71)
Other (1)	—	(13)	(19)	(18)	(19)	(31)
Total OTTI losses	(13)	(84)	(19)	(18)	(32)	(102)
Net investment gains (losses)	$(110)	$87	$17	$(33)	$(93)	$54
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Balance, beginning of period	$271	$292	$277	$285
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	—	—	1
Additional impairments — credit loss OTTI recognized on securities previously impaired	4	7	5	34
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(7)	(18)	(14)	(39)
Balance, end of period	$268	$281	$268	$281
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$24	$—	$30
Amortized cost of invested assets transferred to affiliates	$—	$29	$—	$35
Net investment gains (losses) recognized on transfers	$—	$(5)	$—	$(5)
Estimated fair value of invested assets transferred from affiliates	$91	$—	$445	$13
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges were $39 million and $83 million for the three months and six months ended June 30, 2014, respectively, and $40 million and $84 million for the three months and six months ended June 30, 2013, respectively. Affiliated net investment income was $1 million and $2 million for the three months and six months ended June 30, 2014, respectively, and less than $1 million and $1 million for the three months and six months ended June 30, 2013, respectively.
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2013 Annual Report.
The Company has a loan outstanding to Exeter Reassurance Company, Ltd. (“Exeter”), an affiliate, which is included in other invested assets, totaling $75 million at both June 30, 2014 and December 31, 2013. Net investment income from this loan was $2 million and $3 million for the three months and six months ended June 30, 2014 and 2013, respectively.
The Company has affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $1.5 billion at both June 30, 2014 and December 31, 2013. In June 2014, a $500 million loan matured and a new $500 million loan was issued to MetLife, Inc. The loan matures in June 2019 and bears interest at a fixed rate of 3.54%, payable semi-annually. Net investment income from these loans was $22 million and $45 million for the three months and six months ended June 30, 2014 and 2013, respectively.

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
Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2014			December 31, 2013
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,787	$1,640	$26	$5,940	$1,277	$68
Foreign currency swaps	Foreign currency exchange rate	1,780	229	31	2,591	252	122
Subtotal		7,567	1,869	57	8,531	1,529	190
Cash flow hedges:
Interest rate swaps	Interest rate	2,381	228	16	2,584	77	109
Interest rate forwards	Interest rate	465	21	8	205	3	3
Foreign currency swaps	Foreign currency exchange rate	12,464	422	481	10,560	374	500
Subtotal		15,310	671	505	13,349	454	612
Total qualifying hedges		22,877	2,540	562	21,880	1,983	802
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	52,945	1,330	532	59,022	1,320	732
Interest rate floors	Interest rate	42,421	327	178	38,220	323	234
Interest rate caps	Interest rate	28,704	97	—	29,809	141	—
Interest rate futures	Interest rate	—	—	—	105	—	—
Interest rate options	Interest rate	4,849	190	7	4,849	120	8
Synthetic GICs	Interest rate	4,362	—	—	4,409	—	—
Foreign currency swaps	Foreign currency exchange rate	7,233	70	531	7,267	79	492
Foreign currency forwards	Foreign currency exchange rate	4,185	44	54	4,261	44	32
Currency options	Foreign currency exchange rate	40	—	—	—	—	—
Credit default swaps — purchased	Credit	1,709	5	22	1,506	7	21
Credit default swaps — written	Credit	7,217	128	2	6,600	124	1
Equity options	Equity market	919	—	—	1,147	—	—
Total non-designated or non-qualifying derivatives		154,584	2,191	1,326	157,195	2,158	1,520
Total		$177,461	$4,731	$1,888	$179,075	$4,141	$2,322
Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2014 and December 31, 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; and (iii) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Derivatives and hedging gains (losses) (1)	$122	$(539)	$338	$(631)
Embedded derivatives	(178)	324	(275)	271
Total net derivative gains (losses)	$(56)	$(215)	$63	$(360)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$34	$33	$68	$68
Interest credited to policyholder account balances	33	35	65	69
Non-qualifying hedges:
Net investment income	(1)	(2)	(2)	(3)
Net derivative gains (losses)	114	114	236	202
Total	$180	$180	$367	$336

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

	Net Derivative Gains (Losses)	Net Investment Income (1)
	(In millions)
Three Months Ended June 30, 2014
Interest rate derivatives	$7	$—
Foreign currency exchange rate derivatives	(120)	—
Credit derivatives — purchased	(6)	(1)
Credit derivatives — written	18	—
Equity derivatives	—	(3)
Total	$(101)	$(4)
Three Months Ended June 30, 2013
Interest rate derivatives	$(773)	$—
Foreign currency exchange rate derivatives	97	—
Credit derivatives — purchased	2	(1)
Credit derivatives — written	(5)	—
Equity derivatives	—	(3)
Total	$(679)	$(4)
Six Months Ended June 30, 2014
Interest rate derivatives	$51	$—
Foreign currency exchange rate derivatives	(109)	—
Credit derivatives — purchased	(9)	—
Credit derivatives — written	12	—
Equity derivatives	—	(6)
Total	$(55)	$(6)
Six Months Ended June 30, 2013
Interest rate derivatives	$(1,119)	$—
Foreign currency exchange rate derivatives	396	—
Credit derivatives — purchased	1	(4)
Credit derivatives — written	18	—
Equity derivatives	—	(9)
Total	$(704)	$(13)
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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$(1)	$2	$1
	Policyholder liabilities (1)	131	(125)	6
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	3	—
	Foreign-denominated PABs (2)	2	(4)	(2)
Total		$129	$(124)	$5
Three Months Ended June 30, 2013
Interest rate swaps:	Fixed maturity securities	$23	$(22)	$1
	Policyholder liabilities (1)	(372)	370	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(12)	1
	Foreign-denominated PABs (2)	(54)	64	10
Total		$(390)	$400	$10
Six Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$(1)	$3	$2
	Policyholder liabilities (1)	331	(320)	11
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(7)	7	—
	Foreign-denominated PABs (2)	(26)	29	3
Total		$297	$(281)	$16
Six Months Ended June 30, 2013
Interest rate swaps:	Fixed maturity securities	$30	$(28)	$2
	Policyholder liabilities (1)	(518)	516	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	17	(17)	—
	Foreign-denominated PABs (2)	(186)	189	3
Total		$(657)	$660	$3
__________________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were ($2) million and ($4) million for the three months and six months ended June 30, 2014, respectively, and were not significant for both the three months and six months ended June 30, 2013.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

At both June 30, 2014 and December 31, 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At June 30, 2014 and December 31, 2013, the balance in AOCI associated with cash flow hedges was $610 million and $361 million, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2014
Interest rate swaps	$106	$11	$2	$(5)
Interest rate forwards	1	1	—	—
Foreign currency swaps	2	47	—	—
Credit forwards	—	—	—	—
Total	$109	$59	$2	$(5)
Three Months Ended June 30, 2013
Interest rate swaps	$(219)	$9	$2	$5
Interest rate forwards	(17)	—	1	1
Foreign currency swaps	(16)	(66)	(1)	1
Credit forwards	(3)	—	—	—
Total	$(255)	$(57)	$2	$7
Six Months Ended June 30, 2014
Interest rate swaps	$288	$27	$4	$—
Interest rate forwards	22	1	1	—
Foreign currency swaps	48	77	(1)	(1)
Credit forwards	—	—	—	—
Total	$358	$105	$4	$(1)
Six Months Ended June 30, 2013
Interest rate swaps	$(320)	$14	$4	$2
Interest rate forwards	(27)	—	1	1
Foreign currency swaps	89	(211)	(2)	5
Credit forwards	(3)	—	—	—
Total	$(261)	$(197)	$3	$8
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2014, ($3) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.2 billion and $6.6 billion at June 30, 2014 and December 31, 2013, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At June 30, 2014 and December 31, 2013, the Company would have received $126 million and $123 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$6	$430	2.4	$6	$395	2.6
Credit default swaps referencing indices	12	2,275	2.2	20	2,089	1.6
Subtotal	18	2,705	2.2	26	2,484	1.7
Baa
Single name credit default swaps (corporate)	19	1,042	3.0	16	874	3.2
Credit default swaps referencing indices	59	3,119	4.8	52	2,898	4.7
Subtotal	78	4,161	4.3	68	3,772	4.4
Ba
Single name credit default swaps (corporate)	—	15	3.1	—	5	3.8
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	15	3.1	—	5	3.8
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	30	336	4.8	29	339	4.9
Subtotal	30	336	4.8	29	339	4.9
Total	$126	$7,217	3.6	$123	$6,600	3.4
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.2 billion and $6.6 billion from the table above were $60 million and $70 million at June 30, 2014 and December 31, 2013, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $15 million in notional and $0 in fair value at June 30, 2014. Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at December 31, 2013.

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$4,586	$1,645	$4,026	$2,232
OTC-cleared (1)	250	294	251	117
Exchange-traded	—	—	—	—
Total gross estimated fair value of derivatives (1)	4,836	1,939	4,277	2,349
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	4,836	1,939	4,277	2,349
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,386)	(1,386)	(1,844)	(1,844)
OTC-cleared	(167)	(167)	(114)	(114)
Exchange-traded	—	—	—	—
Cash collateral: (3)
OTC-bilateral	(1,350)	(4)	(1,143)	(3)
OTC-cleared	(83)	(126)	(128)	(3)
Exchange-traded	—	—	—	—
Securities collateral: (4)
OTC-bilateral	(1,801)	(191)	(1,024)	(319)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$49	$65	$24	$66
__________________

(1)
At June 30, 2014 and December 31, 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $105 million and $136 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $51 million and $27 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2014 and December 31, 2013, the Company received excess cash collateral of $17 million and $47 million, respectively, and provided excess cash collateral of $1 million and $3 million, respectively, which is not included in the table above due to the foregoing limitation.

(4)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at June 30, 2014 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2014 and December 31, 2013, the Company received excess securities collateral with an estimated fair value of $79 million and $106 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2014 and December 31, 2013, the Company provided excess securities collateral with an estimated fair value of $15 million and $25 million, respectively, for its OTC-bilateral derivatives, and $94 million and $106 million, respectively, for its OTC-cleared derivatives, which are not included in the table above due to the foregoing limitation. At both June 30, 2014 and December 31, 2013, the Company did not pledge any securities collateral for its exchange-traded derivatives.

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

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
June 30, 2014
Derivatives subject to financial strength-contingent provisions	$226	$206	$—	$—	$21
Derivatives not subject to financial strength-contingent provisions	7	—	4	—	—
Total	$233	$206	$4	$—	$21
December 31, 2013
Derivatives subject to financial strength-contingent provisions	$354	$344	$—	$—	$5
Derivatives not subject to financial strength-contingent provisions	4	—	3	—	—
Total	$358	$344	$3	$—	$5
__________________

(1)	After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2014	December 31, 2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$201	$(62)
Options embedded in debt or equity securities	Investments	(117)	(106)
Net embedded derivatives within asset host contracts		$84	$(168)

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(825)	$(868)
Funds withheld on ceded reinsurance	Other liabilities	1,194	758
Other	PABs	8	4
Net embedded derivatives within liability host contracts		$377	$(106)
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net derivative gains (losses) (1), (2)	$(178)	$324	$(275)	$271
__________________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were not significant for both the three months and six months ended June 30, 2014, respectively, and were ($7) million and ($32) million for the three months and six months ended June 30, 2013, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $1 million and ($1) million for the three months and six months ended June 30, 2014, respectively, and $13 million and $65 million for the three months and six months ended June 30, 2013, respectively.

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

	June 30, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$62,056	$5,253	$67,309
U.S. Treasury and agency	20,689	15,716	320	36,725
Foreign corporate	—	26,357	3,336	29,693
RMBS	1,329	22,996	3,347	27,672
CMBS	—	8,169	314	8,483
ABS	—	6,032	2,302	8,334
State and political subdivision	—	6,164	2	6,166
Foreign government	—	3,704	154	3,858
Total fixed maturity securities	22,018	151,194	15,028	188,240
Equity securities:
Common stock	561	743	97	1,401
Non-redeemable preferred stock	—	577	166	743
Total equity securities	561	1,320	263	2,144
Trading and FVO securities:
Actively Traded Securities	—	670	20	690
FVO general account securities	—	24	14	38
FVO securities held by CSEs	—	7	11	18
Total trading and FVO securities	—	701	45	746
Short-term investments (1)	786	2,707	222	3,715
Residential mortgage loans — FVO	—	—	367	367
Derivative assets: (2)
Interest rate	—	3,812	21	3,833
Foreign currency exchange rate	—	748	17	765
Credit	—	117	16	133
Total derivative assets	—	4,677	54	4,731
Net embedded derivatives within asset host contracts (3)	—	—	201	201
Separate account assets (4)	27,451	112,151	1,441	141,043
Total assets	$50,816	$272,750	$17,621	$341,187
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$759	$8	$767
Foreign currency exchange rate	—	1,095	2	1,097
Credit	—	23	1	24
Total derivative liabilities	—	1,877	11	1,888
Net embedded derivatives within liability host contracts (3)	—	8	369	377
Long-term debt	—	98	23	121
Long-term debt of CSEs — FVO	—	—	15	15
Trading liabilities (5)	218	—	—	218
Total liabilities	$218	$1,983	$418	$2,619

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	December 31, 2013
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$58,960	$5,269	$64,229
U.S. Treasury and agency	15,858	14,624	62	30,544
Foreign corporate	—	25,558	3,198	28,756
RMBS	—	22,197	2,513	24,710
CMBS	—	7,946	430	8,376
ABS	—	5,298	2,526	7,824
State and political subdivision	—	5,777	—	5,777
Foreign government	—	3,256	274	3,530
Total fixed maturity securities	15,858	143,616	14,272	173,746
Equity securities:
Common stock	361	753	50	1,164
Non-redeemable preferred stock	—	450	278	728
Total equity securities	361	1,203	328	1,892
Trading and FVO securities:
Actively Traded Securities	2	648	12	662
FVO general account securities	—	24	14	38
FVO securities held by CSEs	—	23	—	23
Total trading and FVO securities	2	695	26	723
Short-term investments (1)	1,387	4,224	175	5,786
Residential mortgage loans — FVO	—	—	338	338
Derivative assets: (2)
Interest rate	—	3,258	3	3,261
Foreign currency exchange rate	—	735	14	749
Credit	—	108	23	131
Total derivative assets	—	4,101	40	4,141
Net embedded derivatives within asset host contracts (3)	—	—	(62)	(62)
Separate account assets (4)	28,422	105,165	1,209	134,796
Total assets	$46,030	$259,004	$16,326	$321,360
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$1,150	$4	$1,154
Foreign currency exchange rate	—	1,146	—	1,146
Credit	—	22	—	22
Total derivative liabilities	—	2,318	4	2,322
Net embedded derivatives within liability host contracts (3)	—	4	(110)	(106)
Long-term debt	—	79	43	122
Long-term debt of CSEs — FVO	—	—	28	28
Trading liabilities (5)	260	2	—	262
Total liabilities	$260	$2,403	$(35)	$2,628
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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within PABs and other liabilities on the consolidated balance sheets. At June 30, 2014 and December 31, 2013, equity securities also included embedded derivatives of ($117) million and ($106) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent 1% of the total estimated fair value of fixed maturity securities and 15% of the total estimated fair value of Level 3 fixed maturity securities.

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
Securities, Short-term Investments, Long-term Debt, Long-term Debt of CSEs — FVO and Trading Liabilities
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.
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
The estimated fair value of FVO securities held by CSEs, long-term debt, long-term debt of CSEs — FVO and trading liabilities is determined on a basis consistent with the methodologies described herein for securities.
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
State and political subdivision, U.S. Treasury and agency and foreign government securities
These securities are principally valued using the market approach. Valuations are based primarily on independent non-binding broker quotations and inputs, including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2. Certain valuations are based on matrix pricing that utilize inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data, including credit spreads.

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
Level 2 Valuation Techniques and Key Inputs:
These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are certain mutual funds and hedge funds without readily determinable fair values as prices are not published publicly. Valuation of the mutual funds and hedge funds is based upon quoted prices or reported net asset value (“NAV”) provided by the fund managers.
Level 3 Valuation Techniques and Key Inputs:
These assets are comprised of investments that are similar in nature to the instruments described under “— Securities, Short-term Investments, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.” Also included are other limited partnership interests, which are valued giving consideration to the value of the underlying holdings of the partnerships and by applying a premium or discount, if appropriate, for factors such as liquidity, bid/ask spreads, the performance record of the fund manager or other relevant variables that may impact the exit value of the particular partnership interest.
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
The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
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
The fair value of these embedded derivatives, estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior, is calculated by the Company’s actuarial department. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments, Long-term Debt of CSEs — FVO and Trading Liabilities.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2014, there were no transfers between Levels 1 and 2. Transfers between Levels 1 and 2 were not significant for assets and liabilities measured at estimated fair value and still held at December 31, 2013.
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
Transfers out of Level 3 for fixed maturity securities, equity securities, short-term investments and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.

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

					June 30, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(5)	-	190	27	(10)	-	240	38	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(1,473)	-	706	127	(1,489)	-	876	193	Decrease
			•	Offered quotes (5)	—	-	101	95	4	-	104	100	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	369	133					Increase
	•	Consensus pricing	•	Offered quotes (5)	68	-	116	100	33	-	140	98	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	220	-	549	385	(136)	-	3,609	286	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	120	100	22	-	100	98	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	1	-	111	92	69	-	101	93	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	(89)	-	(89)	(89)	215	-	2,025	475	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	75	-	104	97	89	-	104	99	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	100	-	104	101	90		101	96	Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	111	-	1,879	235	30	-	1,878	119	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	106	100	—	-	106	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	—	-	106	98	56	-	106	98	Increase (6)
Foreign government	•	Market pricing	•	Quoted prices (5)	96	-	117	98	77	-	108	87	Increase
	•	Consensus pricing	•	Offered quotes (5)	103	-	140	123	104	-	140	118	Increase
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	267	-	353		401	-	450		Increase (11)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	871	-	972		580	-	767		Increase (11)
			•	Correlation (8)	39%	-	47%		38%	-	47%
Credit	•	Present value techniques	•	Credit spreads (9)	99	-	101		98	-	101		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (13)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (13)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (14)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.03%	-	0.44%		0.03%	-	0.44%		Decrease (17)
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

(10)	At both June 30, 2014 and December 31, 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO, long-term debt and long-term debt of CSEs—FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$5,290	$20	$3,194	$2,784	$316	$1,445	$—	$205
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	1	24	—	—	—	—
Net investment gains (losses)	7	—	—	—	—	2	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	89	—	79	71	1	(17)	—	1
Purchases (3)	295	301	284	739	13	1,245	—	21
Sales (3)	(410)	(1)	(67)	(194)	(6)	(159)	—	(6)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	158	—	—	—	—	43	2	1
Transfers out of Level 3 (4)	(178)	—	(155)	(77)	(10)	(257)	—	(68)
Balance, end of period	$5,253	$320	$3,336	$3,347	$314	$2,302	$2	$154
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$12	$—	$1	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$57	$316	$11	$14	$11	$686	$352	$1,464
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	8	—
Net investment gains (losses)	(1)	(3)	—	—	—	—	—	21
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	31	9	—	—	—	—	—	—
Purchases (3)	13	—	19	—	—	200	24	120
Sales (3)	(3)	—	(2)	—	—	(298)	(3)	(76)
Issuances (3)	—	—	—	—	—	—	—	57
Settlements (3)	—	—	—	—	—	—	(14)	(27)
Transfers into Level 3 (4)	—	—	—	—	—	—	—	4
Transfers out of Level 3 (4)	—	(156)	(8)	—	—	(366)	—	(122)
Balance, end of period	$97	$166	$20	$14	$11	$222	$367	$1,441
Changes in unrealized gains (losses) included in net income (loss):(5)
Net investment income	$—	$—	$—	$—	$—	$—	$8	$—
Net investment gains (losses)	$(1)	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Net Derivatives (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs — FVO
(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$18	$14	$16	$(28)	$(24)	$(15)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—
Net derivative gains (losses)	—	1	(1)	(158)	—	—
OCI	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	—	—	—	—
Settlements (3)	(5)	—	—	18	1	—
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, end of period	$13	$15	$15	$(168)	$(23)	$(15)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$(1)	$(155)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended June 30, 2013
Balance, beginning of period	$4,659	$111	$2,755	$2,073	$458	$2,292	$—	$314
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	1	—	—	3	(1)	—	—	2
Net investment gains (losses)	(29)	—	(2)	4	—	1	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(112)	(3)	(92)	14	7	(13)	—	(17)
Purchases (3)	377	—	269	407	108	92	1	20
Sales (3)	(184)	(42)	(58)	(104)	(29)	(155)	—	(3)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	6	15	178	3	26	—	—	—
Transfers out of Level 3 (4)	(502)	—	(162)	(86)	—	(38)	—	—
Balance, end of period	$4,216	$81	$2,888	$2,314	$569	$2,179	$1	$316
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$1	$—	$—	$9	$(1)	$—	$—	$2
Net investment gains (losses)	$(29)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Three Months Ended June 30, 2013
Balance, beginning of period	$58	$275	$14	$29	$—	$191	$—	$956
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	3	—	1	—	—
Net investment gains (losses)	—	1	—	—	—	5	—	(6)
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	—	7	—	—	—	—	—	—
Purchases (3)	4	20	1	—	—	129	150	96
Sales (3)	(5)	(23)	(4)	—	—	(173)	—	(21)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(19)
Transfers into Level 3 (4)	1	—	2	—	—	—	—	5
Transfers out of Level 3 (4)	—	—	(2)	—	—	(24)	—	(43)
Balance, end of period	$58	$280	$11	$32	$—	$129	$150	$968
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$3	$—	$1	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs — FVO
	(In millions)
Three Months Ended June 30, 2013
Balance, beginning of period	$37	$23	$30	$(140)	$—	$(31)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—
Net derivative gains (losses)	1	(1)	(8)	291	—	—
OCI	(17)	—	(3)	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	15	—	—
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, end of period	$21	$22	$19	$166	$—	$(31)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$1	$(2)	$(8)	$294	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$5,269	$62	$3,198	$2,513	$430	$2,526	$—	$274
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	1	—	1	33	—	5	—	—
Net investment gains (losses)	1	—	2	5	—	(40)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	213	—	166	56	4	49	—	1
Purchases (3)	540	301	384	1,007	18	1,485	—	21
Sales (3)	(486)	(1)	(104)	(331)	(16)	(345)	—	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	188	—	77	132	10	100	2	1
Transfers out of Level 3 (4)	(473)	(42)	(388)	(68)	(132)	(1,478)	—	(143)
Balance, end of period	$5,253	$320	$3,336	$3,347	$314	$2,302	$2	$154
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$(1)	$—	$1	$21	$—	$—	$—	$—
Net investment gains (losses)	$(6)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$50	$278	$12	$14	$—	$175	$338	$1,209
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	11	—
Net investment gains (losses)	1	(3)	—	—	—	—	—	55
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	38	9	—	—	—	—	—	—
Purchases (3)	16	—	20	—	—	200	51	298
Sales (3)	(8)	—	(5)	—	(1)	(39)	(8)	(125)
Issuances (3)	—	—	—	—	—	—	—	80
Settlements (3)	—	—	—	—	—	—	(25)	(28)
Transfers into Level 3 (4)	—	—	—	—	12	—	—	2
Transfers out of Level 3 (4)	—	(118)	(7)	—	—	(114)	—	(50)
Balance, end of period	$97	$166	$20	$14	$11	$222	$367	$1,441
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$11	$—
Net investment gains (losses)	$(2)	$(3)	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs — FVO
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$(1)	$14	$23	$48	$(43)	$(28)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—
Net derivative gains (losses)	—	2	(5)	(249)	—	—
OCI	19	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	(3)	—	—	—
Settlements (3)	(5)	(1)	—	33	2	13
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	18	—
Balance, end of period	$13	$15	$15	$(168)	$(23)	$(15)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$1	$(4)	$(243)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Six Months Ended June 30, 2013
Balance, beginning of period	$5,460	$71	$3,054	$1,702	$402	$1,923	$—	$282
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	1	11	(2)	—	—	3
Net investment gains (losses)	(31)	—	(15)	2	—	2	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	17	(3)	(90)	114	18	(22)	—	(17)
Purchases (3)	457	—	292	685	267	561	1	53
Sales (3)	(495)	(4)	(245)	(138)	(61)	(241)	—	(4)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	34	17	152	9	87	—	—	—
Transfers out of Level 3 (4)	(1,228)	—	(261)	(71)	(142)	(44)	—	(1)
Balance, end of period	$4,216	$81	$2,888	$2,314	$569	$2,179	$1	$316
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$—	$1	$16	$(2)	$—	$—	$3
Net investment gains (losses)	$(34)	$—	$(2)	$(1)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Six Months Ended June 30, 2013
Balance, beginning of period	$60	$281	$6	$26	$—	$252	$—	$940
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	6	—	—	—	—
Net investment gains (losses)	—	(28)	—	—	—	(24)	—	8
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(5)	58	—	—	—	19	—	—
Purchases (3)	7	22	3	—	—	129	150	129
Sales (3)	(5)	(53)	—	—	—	(247)	—	(32)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	(28)
Transfers into Level 3 (4)	1	—	2	—	—	—	—	7
Transfers out of Level 3 (4)	—	—	—	—	—	—	—	(56)
Balance, end of period	$58	$280	$11	$32	$—	$129	$150	$968
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$6	$—	$—	$—	$—
Net investment gains (losses)	$—	$(17)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs — FVO
	(In millions)
Six Months Ended June 30, 2013
Balance, beginning of period	$58	$37	$33	$(109)	$—	$(44)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(1)
Net derivative gains (losses)	—	(16)	(11)	242	—	—
OCI	(27)	—	(3)	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	—	—	—	—	—	—
Settlements (3)	(10)	1	—	33	—	14
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, end of period	$21	$22	$19	$166	$—	$(31)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$1	$(16)	$(12)	$248	$—	$—
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

	June 30, 2014	December 31, 2013
	(In millions)
Unpaid principal balance	$546	$508
Difference between estimated fair value and unpaid principal balance	(179)	(170)
Carrying value at estimated fair value (1)	$367	$338
Loans in non-accrual status	$132	$—
Loans more than 90 days past due	$87	$81
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(103)	$(82)
__________________

(1)	Interest income, changes in estimated fair value and gains or losses on sales are recognized in net investment income. Changes in estimated fair value for these loans were due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$3	$—	$5	$—
Other changes in estimated fair value	3	—	4	—
Total gains (losses) recognized in net investment income	$6	$—	$9	$—
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Contractual principal balance	$117	$123	$28	$42
Difference between estimated fair value and contractual principal balance	4	(1)	(13)	(14)
Carrying value at estimated fair value (1)	$121	$122	$15	$28
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$112	$200	$—	$12	$(1)	$20
Other limited partnership interests (2)	$63	$66	$(33)	$(34)	$(33)	$(34)
Real estate joint ventures (3)	$—	$2	$—	$—	$—	$(1)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2014 and 2013 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate and mezzanine debt. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both June 30, 2014 and 2013 were not significant.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$46,028	$—	$—	$48,298	$48,298
Policy loans	$8,443	$—	$787	$8,978	$9,765
Real estate joint ventures	$39	$—	$—	$66	$66
Other limited partnership interests	$770	$—	$—	$986	$986
Other invested assets	$1,926	$—	$1,747	$233	$1,980
Premiums, reinsurance and other receivables	$15,359	$—	$1,156	$15,001	$16,157
Other assets	$799	$—	$799	$—	$799
Liabilities
PABs	$72,167	$—	$—	$74,621	$74,621
Long-term debt	$2,242	$—	$2,239	$402	$2,641
Other liabilities	$23,400	$—	$3,802	$20,110	$23,912
Separate account liabilities	$61,243	$—	$61,243	$—	$61,243

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$45,686	$—	$—	$47,369	$47,369
Policy loans	$8,421	$—	$786	$8,767	$9,553
Real estate joint ventures	$47	$—	$—	$70	$70
Other limited partnership interests	$865	$—	$—	$1,013	$1,013
Other invested assets	$2,017	$87	$1,752	$176	$2,015
Premiums, reinsurance and other receivables	$14,210	$—	$15	$14,906	$14,921
Other assets	$—	$—	$—	$—	$—
Liabilities
PABs	$70,205	$—	$—	$72,236	$72,236
Long-term debt	$2,655	$—	$2,956	$—	$2,956
Other liabilities	$19,601	$—	$310	$19,787	$20,097
Separate account liabilities	$57,935	$—	$57,935	$—	$57,935

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
Other Assets
Other assets in the preceding table is primarily composed of a receivable or funds due but not yet settled and is short-term in nature, and therefore carrying value approximates fair value.

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
Valuations classified as Level 2 are based primarily on quoted prices in markets that are not active or using matrix pricing that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using discounted cash flow methodologies use standard market observable inputs including market yield curve, duration, observable prices and spreads for similar publicly traded or privately traded issues.
Valuations classified as Level 3 are based primarily on discounted cash flow methodologies that utilize unobservable discount rates that can vary significantly based upon the specific terms of each individual arrangement.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, net of income tax, was as follows:

	Three Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,254	$367	$34	$(1,548)	$4,107
OCI before reclassifications	2,101	109	6	(52)	2,164
Deferred income tax benefit (expense)	(727)	(39)	(3)	9	(760)
OCI before reclassifications, net of income tax	6,628	437	37	(1,591)	5,511
Amounts reclassified from AOCI	(50)	(61)	—	44	(67)
Deferred income tax benefit (expense)	18	21	—	(15)	24
Amounts reclassified from AOCI, net of income tax	(32)	(40)	—	29	(43)
Balance, end of period	$6,596	$397	$37	$(1,562)	$5,468

	Three Months Ended June 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,339	$770	$26	$(2,316)	$3,819
OCI before reclassifications	(2,651)	(255)	(21)	1	(2,926)
Deferred income tax benefit (expense)	928	87	5	—	1,020
OCI before reclassifications, net of income tax	3,616	602	10	(2,315)	1,913
Amounts reclassified from AOCI	(27)	55	—	50	78
Deferred income tax benefit (expense)	9	(18)	—	(17)	(26)
Amounts reclassified from AOCI, net of income tax	(18)	37	—	33	52
Balance, end of period	$3,598	$639	$10	$(2,282)	$1,965

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity (continued)

	Six Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,468	$236	$31	$(1,577)	$2,158
OCI before reclassifications	4,809	358	13	(51)	5,129
Deferred income tax benefit (expense)	(1,673)	(126)	(7)	9	(1,797)
OCI before reclassifications, net of income tax	6,604	468	37	(1,619)	5,490
Amounts reclassified from AOCI	(13)	(109)	—	88	(34)
Deferred income tax benefit (expense)	5	38	—	(31)	12
Amounts reclassified from AOCI, net of income tax	(8)	(71)	—	57	(22)
Balance, end of period	$6,596	$397	$37	$(1,562)	$5,468

	Six Months Ended June 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,655	$684	$18	$(2,349)	$4,008
OCI before reclassifications	(3,086)	(261)	(9)	2	(3,354)
Deferred income tax benefit (expense)	1,079	89	1	—	1,169
OCI before reclassifications, net of income tax	3,648	512	10	(2,347)	1,823
Amounts reclassified from AOCI	(76)	194	—	101	219
Deferred income tax benefit (expense)	26	(67)	—	(36)	(77)
Amounts reclassified from AOCI, net of income tax	(50)	127	—	65	142
Balance, end of period	$3,598	$639	$10	$(2,282)	$1,965
__________________

(1)	See Note 5 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statement of Operations and Comprehensive Income (Loss) Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(2)	$17	$(92)	$83	Net investment gains (losses)
Net unrealized investment gains (losses)	39	15	56	21	Net investment income
Net unrealized investment gains (losses)	17	—	50	—	Net derivative gains (losses)
OTTI	(4)	(5)	(1)	(28)	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	50	27	13	76
Income tax (expense) benefit	(18)	(9)	(5)	(26)
Net unrealized investment gains (losses), net of income tax	32	18	8	50

Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	11	9	27	14	Net derivative gains (losses)
Interest rate swaps	2	2	4	4	Net investment income
Interest rate forwards	1	—	1	—	Net derivative gains (losses)
Interest rate forwards	—	1	1	1	Net investment income
Foreign currency swaps	47	(66)	77	(211)	Net derivative gains (losses)
Foreign currency swaps	—	(1)	(1)	(2)	Net investment income
Gains (losses) on cash flow hedges, before income tax	61	(55)	109	(194)
Income tax (expense) benefit	(21)	18	(38)	67
Gains (losses) on cash flow hedges, net of income tax	40	(37)	71	(127)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(43)	(66)	(87)	(132)
Amortization of prior service (costs) credit	(1)	16	(1)	31
Amortization of defined benefit plan items, before income tax	(44)	(50)	(88)	(101)
Income tax (expense) benefit	15	17	31	36
Amortization of defined benefit plan items, net of income tax	(29)	(33)	(57)	(65)
Total reclassifications, net of income tax	$43	$(52)	$22	$(142)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Compensation	$565	$561	$1,048	$1,163
Pension, postretirement and postemployment benefit costs	69	91	156	182
Commissions	209	187	391	393
Volume-related costs	53	61	(35)	131
Affiliated interest costs on ceded and assumed reinsurance	242	255	482	515
Capitalization of DAC	(107)	(139)	(207)	(306)
Amortization of DAC and VOBA	152	72	394	160
Interest expense on debt	37	39	76	77
Premium taxes, licenses and fees	86	69	163	136
Professional services	251	212	475	407
Rent and related expenses, net of sublease income	38	40	70	74
Other	(135)	(52)	(205)	(94)
Total other expenses	$1,460	$1,396	$2,808	$2,838

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Other Expenses (continued)

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
These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring charges which were allocated to the Company were as follows:

	Three Months Ended June 30,
	2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$22	$5	$27	$18	$—	$18
Restructuring charges	10	4	14	5	9	14
Cash payments	(16)	(2)	(18)	(12)	—	(12)
Balance, end of period	$16	$7	$23	$11	$9	$20

	Six Months Ended June 30,
	2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$39	$6	$45	$22	$—	$22
Restructuring charges	21	5	26	33	12	45
Cash payments	(44)	(4)	(48)	(44)	(3)	(47)
Balance, end of period	$16	$7	$23	$11	$9	$20
Total restructuring charges incurred since inception of initiative	$209	$39	$248	$134	$30	$164
Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2016. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at June 30, 2014.

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
The components of net periodic benefit costs for the Company were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$45	$3	$54	$4	$91	$6	$107	$8
Interest costs	103	22	92	22	206	43	183	43
Expected return on plan assets	(111)	(18)	(113)	(19)	(222)	(37)	(226)	(38)
Amortization of net actuarial (gains) losses	41	2	54	13	82	5	109	26
Amortization of prior service costs (credit)	1	—	1	(17)	1	—	3	(34)
Allocated to affiliates (1)	(17)	(2)	(4)	(1)	(19)	(2)	(7)	(1)
Net periodic benefit costs	$62	$7	$84	$2	$139	$15	$169	$4
 __________________

(1)	The prior year allocated pension and other postretirement benefit plan costs have been reclassified to conform to the current year presentation.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2014. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $290 million.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

As reported in the 2013 Annual Report, Metropolitan Life Insurance Company received approximately 5,898 asbestos-related claims in 2013. During the six months ended June 30, 2014 and 2013, Metropolitan Life Insurance Company received approximately 2,569 and 3,129 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2014.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission (the “SEC”); federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013); Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.); and Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014).
Plaintiffs filed these lawsuits against defendants, including Metropolitan Life Insurance Company and one of its former financial services representatives, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. Metropolitan Life Insurance Company has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and the date of the court’s preliminary approval of the settlement. Following this agreement, the Fauley case was filed in Illinois, and the C-Mart and Cadenasso cases were voluntarily dismissed. In August 2014, the Fauley court preliminarily approved the settlement, certified a nationwide settlement class, and scheduled the final approval hearing for November 2014.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s net income or cash flows in particular quarterly or annual periods.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.4 billion and $3.1 billion at June 30, 2014 and December 31, 2013, respectively.

Commitments to Fund Partnerships Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $3.2 billion and $3.4 billion at June 30, 2014 and December 31, 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $560 million and $1.1 billion for the three months and six months ended June 30, 2014, respectively, and $570 million and $1.2 billion for the three months and six months ended June 30, 2013, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $31 million and $61 million for both the three months and six months ended June 30, 2014 and 2013, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $44 million and $79 million for the three months and six months ended June 30, 2014, respectively, and $38 million and $74 million for the three months and six months ended June 30, 2013, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $703 million and $1.0 billion for the three months and six months ended June 30, 2014, respectively, and $339 million and $663 million for the three months and six months ended June 30, 2013, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $78 million and $327 million at June 30, 2014 and December 31, 2013, respectively.
See Notes 5 and 10 for additional information on related party transactions.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Premiums
Reinsurance assumed	$148	$110	$369	$205
Reinsurance ceded	(9)	(10)	(22)	(23)
Net premiums	$139	$100	$347	$182
Universal life and investment-type product policy fees
Reinsurance assumed	$8	$10	$20	$18
Reinsurance ceded	(70)	(43)	(137)	(100)
Net universal life and investment-type product policy fees	$(62)	$(33)	$(117)	$(82)
Other revenues
Reinsurance assumed	$6	$—	$3	$(2)
Reinsurance ceded	164	171	322	339
Net other revenues	$170	$171	$325	$337
Policyholder benefits and claims
Reinsurance assumed	$125	$112	$355	$207
Reinsurance ceded	(38)	(28)	(75)	(69)
Net policyholder benefits and claims	$87	$84	$280	$138
Interest credited to policyholder account balances
Reinsurance assumed	$9	$8	$17	$16
Reinsurance ceded	(26)	(25)	(52)	(50)
Net interest credited to policyholder account balances	$(17)	$(17)	$(35)	$(34)
Other expenses
Reinsurance assumed	$79	$83	$167	$162
Reinsurance ceded	159	162	307	322
Net other expenses	$238	$245	$474	$484
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	June 30, 2014		December 31, 2013
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$182	$16,099	$109	$15,748
Deferred policy acquisition costs and value of business acquired	333	(286)	309	(273)
Total assets	$515	$15,813	$418	$15,475
Liabilities
Future policy benefits	$995	$—	$761	$—
Policyholder account balances	227	—	239	—
Other policy-related balances	224	(17)	67	(39)
Other liabilities	6,911	14,430	6,606	14,044
Total liabilities	$8,357	$14,413	$7,673	$14,005

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

The Company ceded two blocks of business to two affiliates on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased/(decreased) the funds withheld balance by $25 million and ($11) million at June 30, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($16) million and ($36) million for the three months and six months ended June 30, 2014, respectively, and $26 million and $33 million for the three months and six months ended June 30, 2013, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $201 million and ($62) million at June 30, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivatives were $2 million and $142 million for the three months and six months ended June 30, 2014, respectively, and ($379) million and ($836) million for the three months and six months ended June 30, 2013, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $1.1 billion and $709 million at June 30, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivative were ($152) million and ($355) million for the three months and six months ended June 30, 2014, respectively, and $421 million and $502 million for the three months and six months ended June 30, 2013, respectively.
In 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals. The companies to be merged are MICC, MLI-USA and MLIIC, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter, a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. In October 2013, Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware. Effective January 1, 2014, following receipt of New York State Department of Financial Services approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with Metropolitan Life Insurance Company all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, the significant effects to Metropolitan Life Insurance Company were increases in funds withheld assets, included in other invested assets, of $192 million, in deposit liabilities, included in other liabilities, of $456 million, in assumed reserves, included in future policy benefits, of $128 million, in other reinsurance payables, included in other liabilities, of $116 million, and in cash and investments of $494 million received from MICC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. Management's narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company's interim condensed consolidated financial statements included elsewhere herein.
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
This narrative analysis includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. See “— Non-GAAP and Other Financial Disclosures” for definitions of this and other measures.
Business
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
In 2013, MetLife, Inc. announced its plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014, subject to regulatory approvals. The companies to be merged are MetLife Insurance Company of Connecticut (“MICC”), MetLife Investors USA Insurance Company and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with Metropolitan Life Insurance Company all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, the significant effects to Metropolitan Life Insurance Company were increases in funds withheld assets, included in other invested assets, of $192 million, in deposit liabilities, included in other liabilities, of $456 million, in assumed reserves, included in future policy benefits, of $128 million, in other reinsurance payables, included in other liabilities, of $116 million, and in cash and investments of $494 million received from MICC.

The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators by reducing our exposure to and use of captive reinsurers; (ii) will alleviate the need to use MetLife, Inc. cash to fund derivative collateral requirements; and (iii) will increase transparency relative to our capital allocation and variable annuity risk management. See “— Industry Trends — Regulatory Developments — Insurance Regulatory Examinations” and Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the impact of the Mergers, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report for information on our use of captive reinsurers. See also “Risk Factors — Acquisition-Related Risks — We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” included in the 2013 Annual Report for information regarding the potential impact on our operations if the Mergers or related regulatory approvals are prevented or delayed.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2013 Annual Report and in Part I, Item 2, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
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

The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles, that some countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of unlimited quantities of sovereign bonds with maturities of one to three years. The OMT has not been activated to date, but the possibility of its use by the ECB has succeeded in reducing investor concerns over the possible withdrawal of one or more countries from the Euro zone and has helped to lower sovereign yields in Europe’s perimeter region. The Euro zone has emerged from its recession, but economic growth is expected to remain relatively muted, with concerns over low inflation becoming more pronounced as countries in Europe’s perimeter region in particular continue to pursue policies to reduce their relative cost of production and reduce macroeconomic imbalances. More recently, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia and Argentina, have contributed to global market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2013 Annual Report.
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
On July 30, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing cumulative progress toward maximum employment and the improvement in the outlook for labor market conditions since the inception of the current asset purchase program, decided to continue to modestly reduce the pace of its purchases of agency mortgage-backed securities from $15 billion per month to $10 billion per month and the pace of its purchases of longer-term U.S. Treasury securities from $20 billion per month to $15 billion per month, beginning in August 2014. Since December 2013, the FOMC has made similar measured reductions in the pace of its purchases of agency mortgage-backed securities and the pace of its purchases of longer-term U.S. Treasury securities. These quantitative easing measures are intended to stimulate the economy by keeping interest rates at low levels. The FOMC will closely monitor economic and financial developments in determining when to further moderate these quantitative easing measures, including with respect to the outlook for the labor market and inflation, as well as its assessment of the likely efficacy and costs of such purchases. The FOMC has stated that it will likely reduce the pace of its asset purchases in further measured steps at future meetings, and may make the final reduction following its October 2014 meeting, if subsequent economic data remains broadly aligned with its current expectations for a strengthening in the U.S. economy. The further reduction or end of the Federal Reserve Board’s quantitative easing program could potentially increase U.S. interest rates from recent historically low levels, with uncertain impacts on U.S. risk markets, and may affect interest rates and risk markets in other developed and emerging economies. Even after the quantitative easing program ends and the economy strengthens, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to .25% for a considerable time, subject to labor market conditions and inflation indicators and expectations.
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
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included elsewhere herein, as well as “Business — Regulation,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2013 Annual Report. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.
Insurance Regulatory Examinations
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein, and in Note 17 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, during the six months ended June 30, 2014 and the years ended December 31, 2013, 2012 and 2011, we have not received any material adverse findings resulting from state insurance department examinations of us or our insurance subsidiaries.
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
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein, and Note 17 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) are also investigating the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. The Financial Condition Committee of the NAIC has charged its Financial Analysis Working Group with the task of performing a peer review of captive insurer reserve financings in order to gather more information regarding their nature and how extensively they are used. The NAIC contracted with Rector & Associates to study captives and recommend additional regulation. Rector & Associates issued recommendations in June 2014, modifying its report which was released for comment in late February 2014 (as modified, the “Rector Report”). The Rector Report was adopted by the NAIC on June 30, 2014. The adoption triggers charges to a number of NAIC working groups to develop, adopt and implement additional regulations on captives. It is premature to project the impact, if any, of any new captive regulations on the Company. In late March 2014, the NAIC released for comment a proposed redefinition of “multi-state insurers” to prospectively include U.S. captive reinsurers, which would entail that certain standards, such as solvency standards, that apply to multi-state insurers would apply to U.S. captive reinsurers. Any states that did not apply multi-state insurer requirements would be at risk of losing their NAIC accreditation. As comments received on the proposed redefinition of “multi-state insurers” have been negative, it is premature to project its impact, if it is adopted, on captive usage by the Company.
Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede most of the variable annuity guarantee risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. If state insurance regulators restrict the use of such captive reinsurers by following the lead of the Department of Financial Services which has recommended a moratorium on such transactions, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. In 2013, MetLife, Inc. announced its plans for the Mergers. See “— Business” for further information on the Mergers. The Mergers may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report.
The NAIC has been reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims in the event of an insurance company insolvency, and adopted recommendations, subject to further review and development of guidance at a working group, on July 1, 2014. We are currently evaluating the impact, if any, that these recommendations may have on our business. The NAIC and certain state regulators continue to look at the use of non-insulated book value separate accounts for retail index-linked variable annuities and, for this business, the risk of unfavorable regulatory developments remains and our ability to do business in these markets could be adversely affected.
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. has been the subject of Supervisory College meetings chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators in January 2013 and March 2014. We have not received any report or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.

Enhanced Prudential Standards for Non-Bank SIFIs
On July 16, 2013, MetLife, Inc. was notified by the Financial Stability Oversight Council (“FSOC”) that it had reached Stage 3 in the process to determine whether MetLife, Inc. would be named a non-bank systemically important financial institution (“non-bank SIFI”). We have been providing information to the FSOC to assist in its evaluation of MetLife, Inc. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, in accordance with the requirements of section 165 of Dodd-Frank, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. As described below, the Federal Reserve Board has finalized a number of these requirements for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more, but generally has not taken further action to implement most of these requirements for non-bank SIFIs.
In October 2013, the Federal Reserve Board proposed specific regulations relating to liquidity requirements for banking organizations and some non-bank SIFIs, although the rules would not apply to non-bank SIFIs with substantial insurance operations. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management (including establishing a risk committee), stress-test requirements, and a 15-to-1 debt-to-equity limit for these companies. The amendments also establish risk committee requirements and capital stress testing requirements for certain bank holding companies and foreign banking organizations with total consolidated assets of $10 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. The Federal Reserve Board indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which MetLife, Inc. would be regulated, if it were designated as a non-bank SIFI, remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, the business and competitive position of such insurer non-bank SIFIs could be materially and adversely affected. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation - U.S. — Federal Regulatory Agencies.” Legislation that would clarify that the Federal Reserve Board may tailor capital rules for insurer non-bank SIFIs has been adopted by the U.S. Senate and is pending in the House of Representatives.
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
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and has published a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). In July 2013, the FSB published its initial list of nine G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. The FSB will update the list annually beginning in November 2014.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. On July 9, 2014, the IAIS issued a second exposure draft of the basic capital requirements (“BCR”) that the FSB has directed the IAIS to develop. The BCR provides a basis for the calculation of the HLA requirements. The BCR and HLA requirements are scheduled to be finalized by the end of 2014 and 2015, respectively. The IAIS has indicated that BCR will apply to G-SIIs in 2015 or shortly thereafter. Initially, reporting is expected to be on a confidential basis, subject to access by the IAIS for refinement purposes, if necessary. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, the IAIS proposes to develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs in the U.S., is uncertain.

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

Results of Operations
Consolidated Results

Sales experience was mixed across our businesses for the three months ended June 30, 2014 as compared to the same period of 2013. Despite the slow economic recovery in the U.S., our disability, dental and group term life businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. The introduction of new products also drove growth in our voluntary benefits business. While the sustained low interest rate environment has contributed to the underfunding of pension plans, we experienced an increase in sales of pension closeouts. Competitive pricing and a relative increase in participation drove an increase in structured settlement sales. Sales of variable annuities declined as we continue to focus on pricing discipline and risk management. Variable and universal life sales were also lower, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Revenues
Premiums	$5,344	$4,887	$10,328	$9,759
Universal life and investment-type product policy fees	590	602	1,183	1,177
Net investment income	2,994	2,937	5,941	5,889
Other revenues	437	418	863	845
Net investment gains (losses)	(57)	3	(89)	88
Net derivative gains (losses)	(56)	(215)	63	(360)
Total revenues	9,252	8,632	18,289	17,398
Expenses
Policyholder benefits and claims and policyholder dividends	6,205	5,812	12,217	11,622
Interest credited to policyholder account balances	545	563	1,074	1,154
Capitalization of DAC	(107)	(139)	(207)	(306)
Amortization of DAC and VOBA	152	72	394	160
Interest expense on debt	37	39	76	77
Other expenses	1,378	1,424	2,545	2,907
Total expenses	8,210	7,771	16,099	15,614
Income (loss) from continuing operations before provision for income tax	1,042	861	2,190	1,784
Provision for income tax expense (benefit)	293	215	613	465
Income (loss) from continuing operations, net of income tax	749	646	1,577	1,319
Income (loss) from discontinued operations, net of income tax	—	—	(3)	—
Net income (loss)	749	646	1,574	1,319
Less: Net income (loss) attributable to noncontrolling interests	—	3	1	2
Net income (loss) attributable to Metropolitan Life Insurance Company	$749	$643	$1,573	$1,317
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
During the three months ended June 30, 2014, income (loss) from continuing operations, before provision for income tax, increased $181 million ($103 million, net of income tax) from the prior period primarily driven by favorable changes in operating earnings and net derivative gains (losses), partially offset by an unfavorable change in net investment gains (losses). In addition, an unfavorable change in other adjustments to continuing operations was primarily the result of the corresponding offsets to investment and derivative gains and losses related to the amortization of DAC and VOBA.

We manage our investment portfolio using disciplined asset/liability management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments.
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
Certain direct variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We hedge the market and other risks inherent in these variable annuity guarantees through reinsurance. Ceded reinsurance of direct variable annuity products with guaranteed minimum benefits generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
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

	Three Months Ended June 30,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$130	$(651)
Foreign currency exchange rate	(37)	97
Credit	29	15
Non-VA embedded derivatives	(229)	541
Total non-VA program derivatives	(107)	2
VA program derivatives
Embedded derivatives-direct guarantees:
Market risks	80	158
Nonperformance risk	—	(7)
Other risks	(30)	11
Total	50	162
Embedded derivatives-ceded reinsurance:
Market and other risks	—	(392)
Nonperformance risk	1	13
Total	1	(379)
Total VA program derivatives	51	(217)
Net derivative gains (losses)	$(56)	$(215)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $109 million ($71 million, net of income tax). A change in the value of underlying assets unfavorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. The weakening of the U.S. dollar relative to other key currencies unfavorably impacted foreign currency swaps and forwards that primarily hedge foreign denominated bonds. These decreases were partially offset by long-term interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive-fixed interest rate swaps, interest rate swaptions and net long interest rate floors. These freestanding derivatives were primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $268 million ($174 million, net of income tax). This was due to a favorable change of $273 million ($177 million, net of income tax) related to market and other risks on direct variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives, partially offset by an unfavorable change of $5 million ($3 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the direct variable annuity embedded derivatives.
The favorable change in the nonperformance risk adjustment on the direct variable annuity embedded derivatives of $7 million ($5 million, net of income tax) was due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees. The unfavorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $12 million ($8 million, net of income tax) was due to an unfavorable change of $18 million, before income tax, due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as a favorable change of $6 million, before income tax, in our own credit spread. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate.
When equity index levels decrease in isolation, the direct variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.

When the risk-free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk-free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
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
The foregoing favorable change in net derivative gains (losses) on VA program derivatives of $268 million ($174 million, net of income tax) was primarily driven by changes in market factors. The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in the current period and increased in the prior period contributing to a favorable change in our ceded reinsurance assets and an unfavorable change in our direct embedded derivatives.

•
Key equity index levels increased more in the current period than in the prior period, contributing to a favorable change in our direct embedded derivatives and an unfavorable change in our ceded reinsurance assets.

•
Key equity volatility measures decreased in the current period and increased in the prior period, contributing to an unfavorable change in our ceded reinsurance assets and a favorable change in our direct embedded derivatives.

The unfavorable change in net investment gains (losses) of $60 million ($39 million, net of income tax) reflects an unfavorable change in non-investment portfolio gains (losses), primarily driven by the impact of changes in foreign currency exchange rates on funding agreement liabilities, offset by a favorable change in investment portfolio gains (losses). The improvement in investment portfolio gains (losses) is the result of higher net gains on sales of equity securities and lower impairments on fixed maturity securities, partially offset by lower net gains on sales of fixed maturity securities.
Income tax expense for the three months ended June 30, 2014 was $293 million, or 28% of income (loss) from continuing operations before provision for income tax, compared with $215 million, or 25% of income (loss) from continuing operations before provision for income tax, for the three months ended June 30, 2013. The Company’s second quarter 2014 and 2013 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. The second quarter of 2014 includes a $5 million tax charge related to an annual fee, effective January 1, 2014, imposed on health insurers by the Patient Protection and Affordable Care Act (“PPACA”), which was not deductible for income tax purposes.
On June 11, 2014, the Internal Revenue Service (“IRS”) concluded its audit of the Company’s tax returns for the years 2003 through 2006 and issued a Revenue Agent’s Report. The Company agreed with certain tax adjustments and protested other tax adjustments to IRS Appeals. The Protest was filed on July 10, 2014. Management believes it has established adequate tax liabilities and final resolution of the audit for the years 2003 through 2006 is not expected to have a material impact on the Company’s financial statements.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings increased $128 million, net of income tax, to $906 million, net of income tax, for the three months ended June 30, 2014 from $778 million, net of income tax, for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
During the six months ended June 30, 2014, income (loss) from continuing operations, before provision for income tax, increased $406 million ($258 million, net of income tax) from the prior period primarily driven by favorable changes in net derivative gains (losses) and operating earnings, partially offset by an unfavorable change in net investment gains (losses). In addition, an unfavorable change in other adjustments to continuing operations was primarily the result of the corresponding offsets to investment and derivative gains and losses related to the amortization of DAC and VOBA.
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

	Six Months Ended June 30,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$313	$(912)
Foreign currency exchange rate	(12)	228
Credit	37	53
Non-VA embedded derivatives	(461)	642
Total non-VA program derivatives	(123)	11
VA program derivatives
Embedded derivatives-direct guarantees:
Market risks	107	449
Nonperformance risk	—	(32)
Other risks	(62)	48
Total	45	465
Embedded derivatives-ceded reinsurance:
Market and other risks	142	(901)
Nonperformance risk	(1)	65
Total	141	(836)
Total VA program derivatives	186	(371)
Net derivative gains (losses)	$63	$(360)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $134 million ($87 million, net of income tax). A change in the value of underlying assets unfavorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. The weakening of the U.S. dollar relative to other key currencies unfavorably impacted foreign currency swaps and forwards that primarily hedge foreign denominated bonds. These decreases were partially offset by long-term interest rates decreasing in the current period and increasing in the prior period favorably impacting receive-fixed interest rate swaps, interest rate swaptions and net long interest rate floors. These freestanding derivatives were primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $557 million ($362 million, net of income tax). This was due to a favorable change of $591 million ($384 million, net of income tax) related to market and other risks on direct variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives, partially offset by an unfavorable change of $34 million ($22 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the direct variable annuity embedded derivatives.

The favorable change in the nonperformance risk adjustment on the direct variable annuity embedded derivatives of $32 million ($21 million, net of income tax) was primarily due to a favorable change of $31 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees. The unfavorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $66 million ($43 million, net of income tax) was due to an unfavorable change of $58 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as an unfavorable change of $8 million, before income tax, in our own credit spread.
The foregoing favorable change in net derivative gains (losses) on VA program derivatives of $557 million ($362 million, net of income tax) was primarily driven by changes in market factors. The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our ceded reinsurance assets and an unfavorable change in our direct embedded derivatives.

•
Key equity index levels increased less in the current period than in the prior period, contributing to a favorable change in our ceded reinsurance assets and an unfavorable change in our direct embedded derivatives.

•
Key equity volatility measures decreased in the current period and increased in the prior period, contributing to an unfavorable change in our ceded reinsurance assets and a favorable change in our direct embedded derivatives.

The unfavorable change in net investment gains (losses) of $177 million ($115 million, net of income tax) primarily reflects an unfavorable change in non-investment portfolio gains (losses), primarily driven by the impact of changes in foreign currency exchange rates on funding agreement liabilities, and an unfavorable change in investment portfolio gains (losses). The unfavorable change in investment portfolio gains (losses) is the result of a decrease in net gains on sales of fixed maturity securities, partially offset by a favorable change in real estate joint ventures gains (losses) and a decrease in impairments on fixed maturity securities.
Income tax expense for the six months ended June 30, 2014 was $613 million, or 28% of income (loss) from continuing operations before provision for income tax, compared with $465 million, or 26% of income (loss) from continuing operations before provision for income tax, for the six months ended June 30, 2013. The Company’s 2014 and 2013 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. The 2014 period includes a $10 million tax charge related to the PPACA fee, which was not deductible for income tax purposes.
Operating earnings increased $262 million, net of income tax, to $1.8 billion, net of income tax, for the six months ended June 30, 2014 from $1.5 billion, net of income tax, for the six months ended June 30, 2013.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings
Three Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$326	$209	$303	$(89)	$749
Less: Net investment gains (losses)	14	10	(59)	(22)	(57)
Less: Net derivative gains (losses)	14	71	45	(186)	(56)
Less: Other adjustments to continuing operations (1)	(83)	(41)	(2)	(1)	(127)
Less: Provision for income tax (expense) benefit	19	(15)	6	73	83
Operating earnings	$362	$184	$313	$47	$906
Three Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$39	$(1)	$216	$392	$646
Less: Net investment gains (losses)	(2)	(27)	(9)	41	3
Less: Net derivative gains (losses)	(304)	(313)	(75)	477	(215)
Less: Other adjustments to continuing operations (1)	21	(44)	25	(8)	(6)
Less: Provision for income tax (expense) benefit	100	134	20	(168)	86
Operating earnings	$224	$249	$255	$50	$778
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$739	$413	$577	$(152)	$1,577
Less: Net investment gains (losses)	11	(2)	(108)	10	(89)
Less: Net derivative gains (losses)	170	188	92	(387)	63
Less: Other adjustments to continuing operations (1)	(200)	(81)	9	(5)	(277)
Less: Provision for income tax (expense) benefit	7	(37)	2	133	105
Operating earnings	$751	$345	$582	$97	$1,775

Six Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$231	$94	$442	$552	$1,319
Less: Net investment gains (losses)	29	(12)	(9)	80	88
Less: Net derivative gains (losses)	(422)	(441)	(84)	587	(360)
Less: Other adjustments to continuing operations (1)	(12)	(85)	61	(5)	(41)
Less: Provision for income tax (expense) benefit	142	188	11	(222)	119
Operating earnings	$494	$444	$463	$112	$1,513
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,754	$4,411	$2,015	$72	$9,252
Less: Net investment gains (losses)	14	10	(59)	(22)	(57)
Less: Net derivative gains (losses)	14	71	45	(186)	(56)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(6)	—	—	—	(6)
Less: Other adjustments to revenues (1)	(62)	(41)	7	1	(95)
Total operating revenues	$2,794	$4,371	$2,022	$279	$9,466
Total expenses	$2,253	$4,080	$1,549	$328	$8,210
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	(1)
Less: Other adjustments to expenses (1)	16	—	9	2	27
Total operating expenses	$2,238	$4,080	$1,540	$326	$8,184
Three Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,395	$3,762	$1,677	$798	$8,632
Less: Net investment gains (losses)	(2)	(27)	(9)	41	3
Less: Net derivative gains (losses)	(304)	(313)	(75)	477	(215)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	9	—	—	—	9
Less: Other adjustments to revenues (1)	(65)	(44)	18	(3)	(94)
Total operating revenues	$2,757	$4,146	$1,743	$283	$8,929
Total expenses	$2,335	$3,763	$1,343	$330	$7,771
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(81)	—	—	—	(81)
Less: Other adjustments to expenses (1)	4	—	(7)	5	2
Total operating expenses	$2,412	$3,763	$1,350	$325	$7,850
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$5,612	$8,811	$3,671	$195	$18,289
Less: Net investment gains (losses)	11	(2)	(108)	10	(89)
Less: Net derivative gains (losses)	170	188	92	(387)	63
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(15)	—	—	—	(15)
Less: Other adjustments to revenues (1)	(126)	(81)	13	(4)	(198)
Total operating revenues	$5,572	$8,706	$3,674	$576	$18,528
Total expenses	$4,476	$8,160	$2,783	$680	$16,099
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	23	—	—	—	23
Less: Other adjustments to expenses (1)	36	—	4	1	41
Total operating expenses	$4,417	$8,160	$2,779	$679	$16,035

Six Months Ended June 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$4,929	$7,833	$3,363	$1,273	$17,398
Less: Net investment gains (losses)	29	(12)	(9)	80	88
Less: Net derivative gains (losses)	(422)	(441)	(84)	587	(360)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	6	—	—	—	6
Less: Other adjustments to revenues (1)	(131)	(85)	53	(3)	(166)
Total operating revenues	$5,447	$8,371	$3,403	$609	$17,830
Total expenses	$4,574	$7,688	$2,682	$670	$15,614
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(119)	—	—	—	(119)
Less: Other adjustments to expenses (1)	6	—	(8)	2	—
Total operating expenses	$4,687	$7,688	$2,690	$668	$15,733

__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$5,344	$4,887	$10,328	$9,759
Universal life and investment-type product policy fees	581	579	1,167	1,144
Net investment income	3,104	3,045	6,170	6,082
Other revenues	437	418	863	845
Total operating revenues	9,466	8,929	18,528	17,830
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	6,187	5,819	12,190	11,629
Interest credited to policyholder account balances	542	560	1,068	1,147
Capitalization of DAC	(107)	(139)	(207)	(306)
Amortization of DAC and VOBA	149	153	364	281
Interest expense on debt	36	37	75	75
Other expenses	1,377	1,420	2,545	2,907
Total operating expenses	8,184	7,850	16,035	15,733
Provision for income tax expense (benefit)	376	301	718	584
Operating earnings	$906	$778	$1,775	$1,513
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The increase in operating earnings was the result of refinements to DAC and other insurance-related liabilities, higher asset-based fee revenues from improved equity market performance, higher net investment income from portfolio growth, and decreases in interest credited and other expenses, partially offset by unfavorable mortality and morbidity experience. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $97 million increase in operating earnings, primarily driven by a favorable reserve adjustment in the current period related to disability premium waivers in the life business within our Retail segment.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Investment yields were negatively impacted by lower returns on our hedge fund investments and the adverse impact of the sustained low interest rate environment on yields from fixed maturity securities and mortgage loans, partially offset by higher prepayment fees and higher mark-to-market income on trading securities. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. However, this was partially offset by costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”), as well as higher asset-based commissions. The changes in market factors discussed above resulted in a $34 million increase in operating earnings.
Operating earnings increased due to declines in expenses of $44 million, mainly the result of lower employee-related costs. In addition, the PPACA fee reduced operating earnings by $15 million in the current period.
We benefited from strong sales and business growth across many of our products. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity products. Growth in our investment portfolio from funding agreement issuances in our Corporate Benefit Funding segment, positive net flows from our retail life business and current period premiums and deposits in the Group, Voluntary & Worksite Benefits segment, generated higher net investment income. While interest credited expenses decreased in response to lower average balances for funding agreements in the current period, this was more than offset by an increase in interest credited expenses on higher average account balances for other products. In addition, surrenders of our annuity products exceeded sales for the period resulting in lower asset-based fees. The changes in business growth discussed above resulted in a slight increase in operating earnings.

Less favorable mortality and morbidity experience, primarily in our Group, Voluntary & Worksite Benefits segment, resulted in a $55 million decrease in operating earnings.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. The current period includes a $5 million tax charge related to the PPACA fee, which is not deductible for income tax purposes.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary driver of the increase in operating earnings was a $140 million decrease in expenses due to adjustments made to better align the allocation of acquisition expenses with affiliates’ sales revenue. Excluding this impact, operating earnings improved as a result of higher asset-based fee revenues from improved equity market performance, higher net investment income from portfolio growth and decreases in interest credited and other expenses, partially offset by unfavorable mortality and morbidity experience. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on yields from fixed maturity securities and mortgage loans and decreased earnings on our wholly-owned real estate, partially offset by improved returns on private equity investments and increased income on interest rate derivatives. The low interest rate environment also resulted in lower interest credited expense as we set interest credited rates lower on both new business and certain in-force business with rate resets that are contractually tied to external indices or contain discretionary rate reset provisions. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. However, this was partially offset by higher DAC amortization due to the significant prior period equity market increase. The changes in market factors discussed above resulted in an $84 million increase in operating earnings.
Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $67 million increase in operating earnings, primarily driven by a favorable reserve adjustment in the current period related to disability premium waivers in the life business within our Retail segment.
Operating earnings increased due to declines in expenses of $59 million, mainly the result of lower employee-related costs. In addition, the PPACA fee reduced operating earnings by $29 million in the current period.
We benefited from strong sales and business growth across many of our products. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity products. Growth in our investment portfolio from positive net flows from our retail life business, funding agreement issuances in our Corporate Benefit Funding segment and current period premiums and deposits in the Group, Voluntary & Worksite Benefits segment, generated higher net investment income. While interest credited expenses decreased in response to lower average balances for funding agreements in the current period, this was more than offset by an increase in interest credited expenses on higher average account balances for other products. In addition, surrenders of our annuity products exceeded sales for the period resulting in lower asset-based fees. The changes in business growth discussed above resulted in a slight increase in operating earnings.
Less favorable mortality and morbidity experience, primarily in our Group, Voluntary & Worksite Benefits segment, resulted in a $96 million decrease in operating earnings.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. In the current period, the Company realized additional tax benefits of $15 million compared to the prior period, primarily from the higher utilization of tax preferenced investments. This was partially offset by a $10 million tax charge related to the PPACA fee, which was not deductible for income tax purposes.

Segment Results and Corporate & Other
Retail

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$999	$973	$1,968	$1,927
Universal life and investment-type product policy fees	355	354	715	679
Net investment income	1,349	1,348	2,713	2,687
Other revenues	91	82	176	154
Total operating revenues	2,794	2,757	5,572	5,447
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,498	1,602	3,088	3,102
Interest credited to policyholder account balances	244	250	484	494
Capitalization of DAC	(85)	(129)	(180)	(275)
Amortization of DAC and VOBA	139	144	344	256
Interest expense on debt	1	1	2	2
Other expenses	441	544	679	1,108
Total operating expenses	2,238	2,412	4,417	4,687
Provision for income tax expense (benefit)	194	121	404	266
Operating earnings	$362	$224	$751	$494
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts (with the exception of sales data) discussed below are net of income tax.
Changes to our guarantee features since 2012 along with continued management of sales in the current period by focusing on pricing discipline and risk management, drove a decrease in variable annuity sales. Variable and universal life sales were also lower, mainly driven by the discontinuance of all but one of our secondary guarantees on universal life products.
A $12 million increase in operating earnings was attributable to business growth. Our life business had positive net flows, despite a decline in universal life sales, which is reflected in higher net investment income, partially offset by an increase in DAC amortization, and lower first year fees related to discontinued secondary guarantees. In our deferred annuities business, surrenders and withdrawals exceeded sales for the period, resulting in negative cash flows contributing to a reduction in average separate account balances and, consequently, asset-based fees and a decrease in interest credited expenses in the general account. In addition, operating earnings increased as a result of a new affiliated reinsurance treaty entered into in connection with the Mergers. We also earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity in the business as compared to the prior period.
A $6 million increase in operating earnings was attributable to changes in market factors, including equity markets and interest rates. Continued strong equity market performance increased our average separate account balances, driving an increase in asset-based fee income. These positive impacts were partially offset by costs associated with our variable annuity GMDBs, as well as higher asset-based commissions, which are, in part, determined by separate account balances. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. These negative interest rate impacts were partially offset by lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Lower returns on our hedge fund investments also decreased operating earnings and were partially offset by higher prepayment fees and income from real estate joint ventures, and lower DAC amortization in our life business.
Favorable mortality experience in our traditional life business, partially offset by unfavorable mortality experience in our variable and universal life and immediate annuities businesses resulted in a $3 million increase in operating earnings.

Operating earnings increased due to a decline in expenses of $39 million, mainly the result of lower employee-related costs. Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $77 million increase in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our life business in the current period.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary driver of the increase in operating earnings was a $140 million decrease in expenses due to adjustments made to better align the allocation of acquisition expenses with affiliates’ sales revenue.
A $19 million increase in operating earnings was attributable to business growth. Our life business had positive net flows, despite a decline in universal life sales, which is reflected in higher net investment income, partially offset by increases in DAC amortization and interest credited expenses and lower first year fees related to discontinued secondary guarantees. In our deferred annuities business, surrenders and withdrawals exceeded sales for the period, resulting in negative cash flows contributing to a reduction in interest credited expenses in the general account and a decrease in average separate account balances and, consequently, asset-based fees. In addition, operating earnings increased as a result of a new affiliated reinsurance treaty entered into in connection with the Mergers. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity in the business as compared to the prior period.
A $5 million increase in operating earnings was attributable to changes in market factors, including equity markets and interest rates. Continued strong equity market performance increased our average separate account balances, driving an increase in asset-based fee income; however, this was partially offset by higher DAC amortization due to the significant prior period equity market increase. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments are reinvested at lower yields. These negative interest rate impacts were partially offset by lower interest credited expense as we reduced interest credited rates on contracts with discretionary rate reset provisions. Lower returns in our hedge funds also decreased operating earnings and were partially offset by higher prepayment fees and income from real estate joint ventures and lower DAC amortization in our life business.
Less favorable mortality experience in our life business was partially offset by favorable mortality experience in our immediate annuities business. This, combined with unfavorable morbidity experience in our individual disability income business, resulted in a $6 million decrease in operating earnings.
Operating earnings increased due to a decline in expenses of $55 million, mainly as a result of lower employee-related costs. Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $42 million increase in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our life business in the current period.

Group, Voluntary & Worksite Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$3,643	$3,421	$7,257	$6,925
Universal life and investment-type product policy fees	180	169	358	350
Net investment income	443	456	882	893
Other revenues	105	100	209	203
Total operating revenues	4,371	4,146	8,706	8,371
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,512	3,240	7,028	6,630
Interest credited to policyholder account balances	39	39	79	77
Capitalization of DAC	(4)	(5)	(8)	(10)
Amortization of DAC and VOBA	5	5	11	12
Interest expense on debt	—	1	—	1
Other expenses	528	483	1,050	978
Total operating expenses	4,080	3,763	8,160	7,688
Provision for income tax expense (benefit)	107	134	201	239
Operating earnings	$184	$249	$345	$444
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The macro-economic environment continues to signal stronger growth and is likely to instill further confidence in the economy. The improvement in the economy and overall employment remains slow and steady. In the current period, premiums increased across the segment. Our disability, dental, and term life businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from pricing actions on existing business. In addition, premiums in our term life business increased due to the impact of experience adjustments on our participating contracts; however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. The introduction of new products also drove growth in the voluntary benefits business. Although we have discontinued selling our long-term care (“LTC”) product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment.
Our life business experienced less favorable mortality in the current period, mainly due to increased claims severity in our group universal life business, partially offset by more favorable claims experience in the group term life business, which resulted in a $13 million decrease in operating earnings. Unfavorable claims experience in our disability and accidental death and dismemberment (“AD&D”) businesses, coupled with increased utilization of services across most channels of our dental business, were partially offset by favorable claims experience in our voluntary businesses, resulting in a $39 million decrease in operating earnings. The impact of favorable reserve refinements in the current period resulted in an increase in operating earnings of $16 million.
The impact of market factors, including lower returns on our fixed maturity securities and mortgage loans, and lower income on interest rate derivatives, resulted in lower investment yields. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decrease in investment yields, coupled with slightly higher crediting rates in the current period, reduced operating earnings by $19 million.

Growth in premiums and deposits in the current period, partially offset by a reduction in policyholder account balances (“PABs”), other liabilities and allocated equity, resulted in an increase in our average invested assets, increasing operating earnings by $9 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $5 million. The PPACA fee reduced operating earnings by $15 million in the current period. The remaining increase in other operating expenses, including higher compensation and information technology costs, generally driven by business growth and voluntary product initiatives, was more than offset by the remaining increase in premiums, fees and other revenues.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Our life business experienced less favorable mortality in the current period, mainly due to increased severity in the group universal life and group term life businesses, which resulted in a $36 million decrease in operating earnings. Unfavorable claims experience in our disability and AD&D businesses, coupled with increased utilization of services across most channels of our dental business, were partially offset by a decline in new and pending claims in our LTC business, resulting in a $49 million decrease in operating earnings. The impact of favorable reserve refinements in the current period resulted in an increase in operating earnings of $16 million.
The impact of market factors, including lower returns on our fixed maturity securities and mortgage loans, and lower income on interest rate derivatives, resulted in lower investment yields. The decrease in investment yields reduced operating earnings by $29 million.
Growth in premiums and deposits in the current period, partially offset by a reduction in PABs and other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $22 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $11 million. The PPACA fee reduced operating earnings by $29 million in the current period. The remaining increase in other operating expenses, including higher compensation and information technology costs, generally driven by business growth and voluntary product initiatives, was more than offset by the remaining increase in premiums, fees and other revenues.

Corporate Benefit Funding

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$671	$475	$1,037	$870
Universal life and investment-type product policy fees	46	56	94	115
Net investment income	1,227	1,147	2,398	2,281
Other revenues	78	65	145	137
Total operating revenues	2,022	1,743	3,674	3,403
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,161	964	2,036	1,871
Interest credited to policyholder account balances	259	271	505	576
Capitalization of DAC	(18)	(5)	(19)	(21)
Amortization of DAC and VOBA	5	4	9	13
Interest expense on debt	2	2	5	5
Other expenses	131	114	243	246
Total operating expenses	1,540	1,350	2,779	2,690
Provision for income tax expense (benefit)	169	138	313	250
Operating earnings	$313	$255	$582	$463
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The sustained low interest rate environment has contributed to the underfunding of pension plans, which limits our customers’ ability to engage in full pension plan closeout terminations. However, we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. Higher pension closeouts in the current period resulted in an increase in premiums. In addition, competitive pricing and a relative increase in participation drove an increase in structured settlement sales in the current period. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits.
In the current period, we experienced higher returns on our fixed maturity securities from portfolio repositioning, increased prepayment fees and higher income on our interest rate derivatives, private equity investments and real estate joint ventures. These favorable changes were partially offset by changes in market factors, which resulted in lower yields on our mortgage loans and lower returns on our hedge funds. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense and higher investment returns resulted in an increase in operating earnings of $42 million.
An increase in allocated equity and the impact of funding agreement issuances resulted in higher invested assets, which drove an increase of $24 million in operating earnings. While interest credited expenses decreased in response to lower average balances for funding agreements in the current period, this was more than offset by an increase in interest credited expenses on higher average account balances for other products. As a result, operating earnings decreased by $15 million compared to the prior period.
Unfavorable mortality in the current period, spread across products, resulted in a $5 million decrease in operating earnings. The net impact of insurance liability refinements in both periods resulted in a $4 million increase in operating earnings.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
In the current period we experienced higher income on our fixed maturity securities from portfolio repositioning, increased prepayment fees and improved returns on private equity investments, interest rate derivatives and real estate joint ventures. These favorable changes were partially offset by changes in market factors, which resulted in lower yields on our mortgage loans and lower returns on our hedge funds. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense and higher investment returns resulted in an increase in operating earnings of $94 million.
An increase in allocated equity and the impact of funding agreement issuances resulted in higher invested assets, which drove an increase of $41 million in operating earnings. While interest credited expenses decreased in response to lower average balances for funding agreements in the current period, this was more than offset by an increase in interest credited expenses on higher average account balances for other products. As a result, operating earnings decreased by $26 million compared to the prior period.
Mortality results were mixed across products and resulted in a $5 million decrease in operating earnings. The net impact of insurance liability refinements in both periods increased operating earnings by $9 million.

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$31	$18	$66	$37
Net investment income	85	94	177	221
Other revenues	163	171	333	351
Total operating revenues	279	283	576	609
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	16	13	38	26
Interest expense on debt	33	33	68	67
Other expenses	277	279	573	575
Total operating expenses	326	325	679	668
Provision for income tax expense (benefit)	(94)	(92)	(200)	(171)
Operating earnings	$47	$50	$97	$112
The table below presents operating earnings by source on an after-tax basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)

Net investment income	$55	$61	$115	$144
Interest expense on debt	(21)	(21)	(44)	(43)
Acquisition costs	(3)	(5)	(5)	(10)
Corporate initiatives and projects	(34)	(14)	(59)	(39)
Incremental tax benefit	78	77	164	150
Other	(28)	(48)	(74)	(90)
Operating earnings	$47	$50	$97	$112
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased $3 million, primarily due to higher expenses associated with corporate initiatives and projects and lower net investment income, partially offset by a decline in other expenses. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Net investment income decreased $6 million driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, lower returns from our real estate investments, the adverse impact of the sustained low interest rate environment on yields from our fixed maturity securities, and lower prepayment fees. These decreases were partially offset by higher mark-to-market income on both trading securities and certain residential mortgage loans.
Expenses related to corporate initiatives and projects increased by $20 million, primarily due to higher relocation costs, severance and consulting expenses.

Other expenses decreased by $20 million due to lower pension costs and lower costs associated with interest on uncertain tax positions, partially offset by increases in expenses associated with other mergers and acquisitions and employee-related costs.
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased $15 million, primarily due to lower net investment income and higher expenses associated with corporate initiatives and projects, partially offset by a decline in other expenses and a higher tax benefit over the prior period. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Net investment income decreased $29 million driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, the adverse impact of the sustained low interest rate environment on yields from our fixed maturity securities, lower returns on real estate investments and lower prepayment fees. These decreases were partially offset by improved returns on trading securities and private equity investments.
Expenses related to corporate initiatives and projects increased $20 million, primarily due to higher relocation costs, severance and consulting expenses. These expenses include a $12 million decrease in restructuring charges, the majority of which related to severance.
Other expenses decreased by $16 million primarily due to lower pension costs and lower costs associated with interest on uncertain tax positions, partially offset by an increase in costs associated with other mergers and acquisitions.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In the current period, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $14 million as compared to the prior period.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”); (ii) Part II, Item 1, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014; and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2013 Annual Report, Metropolitan Life Insurance Company received approximately 5,898 asbestos-related claims in 2013. During the six months ended June 30, 2014 and 2013, Metropolitan Life Insurance Company received approximately 2,569 and 3,129 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2014.
Other Litigation
C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013); Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.); and Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014).
Plaintiffs filed these lawsuits against defendants, including Metropolitan Life Insurance Company and one of its former financial services representatives, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. Metropolitan Life Insurance Company has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and the date of the court’s preliminary approval of the settlement. Following this agreement, the Fauley case was filed in Illinois, and the C-Mart and Cadenasso cases were voluntarily dismissed. In August 2014, the Fauley court preliminarily approved the settlement, certified a nationwide settlement class, and scheduled the final approval hearing for November 2014.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s net income or cash flows in particular quarterly or annual periods.

Item 1A. Risk Factors
The following should be read in conjunction with the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2013 Annual Report and “Risk Factors” in Part II, Item 1A of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
Regulatory and Legal Risks
Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations and brokerage businesses are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” included in the 2013 Annual Report, as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments,” and as further supplemented below.
Insurance Regulation - U.S.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and off-shore entities to reinsure insurance risk. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede most of the variable annuity guarantee risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business” for information regarding MetLife, Inc.’s plans to merge three U.S.-based life insurance companies and an offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. If state insurance regulators restrict the use of such captive reinsurers by following the lead of the New York State Department of Financial Services which has recommended a moratorium on such transactions, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
The NAIC is also reviewing life insurers’ use of non-variable separate accounts that are insulated from general account claims in the event of an insurance company insolvency, and adopted recommendations, subject to further review and development of guidance as a working group, on July 1, 2014. We are currently evaluating the impact, if any, that these recommendations may have on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Insurance Regulatory Examinations.”

U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Holding Company Regulation — Federal Initiatives” included in the 2013 Annual Report.
Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank subjects any entity designated as a non-bank systemically important financial institution (“non-bank SIFI”) to enhanced prudential supervision and authorizes the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to impose additional capital requirements. In addition, under the so-called Volker Rule, the Federal Reserve Board and the Federal Reserve Bank of New York could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI, which could adversely affect our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs” included elsewhere herein, as well as “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included in the 2013 Annual Report.
Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company and to cover the expenses of the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.
Federal Regulatory Agencies
Dodd-Frank established the Consumer Financial Protection Bureau (“CFPB”), which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided throughout the MetLife enterprise. See “Business — Regulation — Consumer Protection Laws” included in the 2013 Annual Report.
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council as a non-bank SIFI, and could once again be subject to regulation by the Federal Reserve Board and subject to enhanced supervision and prudential standards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs,” included elsewhere herein, as well as “Business — Regulation —Potential Regulation as a Non-Bank SIFI” included in the 2013 Annual Report.
Moreover, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. If such measures were adopted, including as a result of our potential designation as a non-bank SIFI, they could materially adversely affect our ability to conduct business, our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Enhanced Prudential Standards for Non-Bank SIFIs,” included elsewhere herein, as well as “Business — Regulation — Potential Regulation as a Non-Bank SIFI” included in the 2013 Annual Report.

Regulation of Brokers and Dealers
Dodd-Frank also authorizes the U.S. Securities and Exchange Commission (the “SEC”) to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” included in the 2013 Annual Report.
Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (“the Code”). Consequently, our activities are likewise subject to the restrictions imposed by ERISA and the Code, including the requirement that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and the requirement under ERISA and the Code that fiduciaries may not cause a plan to engage in prohibited transactions with persons who have certain relationships with respect to those plans.
The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and individual retirement accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2014. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the 2013 Annual Report.
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
On July 14, 2014, the District of Columbia (“DC”) adopted an emergency law that will impose a fee on the Health Insurance Portability and Accountability Act excepted benefits (which includes critical illness, accident, dental, vision, disability income, long-term care and hospital indemnity insurance, among other products the Company sells). DC seeks to spread the funding of its $26 million budget to other insurance lines if claims benefit from the DC healthcare exchange. The emergency law is in place for 90 days, but the City Council is already at work to adopt a permanent law, which will require Congressional scrutiny and approval. While the financial impact to the Company of DC’s action will be minimal, if other states successfully adopt this model, there could be an impact on product pricing and sales.

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
Date: August 13, 2014

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