Form 10-Q
period 2014-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2014-11-12
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 12, 2014, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2014 (Unaudited) and December 31, 2013 and for the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	8
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	9
	Note 2 — Segment Information	11
	Note 3 — Insurance	17
	Note 4 — Closed Block	18
	Note 5 — Investments	20
	Note 6 — Derivatives	38
	Note 7 — Fair Value	50
	Note 8 — Equity	79
	Note 9 — Other Expenses	83
	Note 10 — Employee Benefit Plans	85
	Note 11 — Contingencies, Commitments and Guarantees	85
	Note 12 — Related Party Transactions	91
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	94
Item 4.	Controls and Procedures	128

Part II — Other Information
Item 1.	Legal Proceedings	129
Item 1A.	Risk Factors	131
Item 6.	Exhibits	136

Signatures		137

Exhibit Index		E - 1

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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $174,846 and $165,371, respectively; includes $162 and $157, respectively, relating to variable interest entities)	$188,426	$173,746
Equity securities available-for-sale, at estimated fair value (cost: $1,861 and $1,813, respectively)	2,064	1,892
Trading and fair value option securities, at estimated fair value (includes $672 and $662, respectively, of actively traded securities; and $18 and $23, respectively, relating to variable interest entities)	726	723
Mortgage loans (net of valuation allowances of $262 and $272, respectively; includes $298 and $338, respectively, under the fair value option)	47,347	46,024
Policy loans	8,496	8,421
Real estate and real estate joint ventures (includes $8 and $1,141, respectively, relating to variable interest entities, includes $169 and $40, respectively, of real estate held-for-sale)	7,603	7,798
Other limited partnership interests (includes $53 and $53, respectively, relating to variable interest entities)	5,042	4,716
Short-term investments, principally at estimated fair value	4,677	5,962
Other invested assets, principally at estimated fair value (includes $56 and $78, respectively, relating to variable interest entities)	11,961	10,589
Total investments	276,342	259,871
Cash and cash equivalents, principally at estimated fair value (includes $2 and $21, respectively, relating to variable interest entities)	1,854	1,098
Accrued investment income (includes $2 and $2, respectively, relating to variable interest entities)	2,332	2,249
Premiums, reinsurance and other receivables (includes $7 and $7, respectively, relating to variable interest entities)	25,832	23,637
Deferred policy acquisition costs and value of business acquired	6,110	6,416
Other assets (includes $3 and $24, respectively, relating to variable interest entities)	5,444	4,716
Separate account assets	139,509	134,796
Total assets	$457,423	$432,783
Liabilities and Equity
Liabilities
Future policy benefits	$114,725	$111,963
Policyholder account balances	96,849	92,498
Other policy-related balances	5,971	5,671
Policyholder dividends payable	636	601
Policyholder dividend obligation	2,825	1,771
Payables for collateral under securities loaned and other transactions	23,097	21,096
Short-term debt	100	175
Long-term debt (includes $96 and $520, respectively, at estimated fair value, relating to variable interest entities)	2,162	2,828
Current income tax payable	433	365
Deferred income tax liability (includes $0 and $1, respectively, at estimated fair value, relating to variable interest entities)	3,932	1,785
Other liabilities (includes $18 and $31, respectively, relating to variable interest entities)	35,625	32,180
Separate account liabilities	139,509	134,796
Total liabilities	425,864	405,729
Contingencies, Commitments and Guarantees (Note 11)
Redeemable noncontrolling interests	—	774
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding at both September 30, 2014 and December 31, 2013	5	5
Additional paid-in capital	14,446	14,515
Retained earnings	11,677	9,352
Accumulated other comprehensive income (loss)	5,076	2,158
Total Metropolitan Life Insurance Company stockholder’s equity	31,204	26,030
Noncontrolling interests	355	250
Total equity	31,559	26,280
Total liabilities and equity	$457,423	$432,783
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Premiums	$5,087	$4,804	$15,415	$14,563
Universal life and investment-type product policy fees	623	596	1,806	1,773
Net investment income	2,990	2,875	8,931	8,764
Other revenues	440	415	1,303	1,260
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(3)	(8)	(15)	(64)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(8)	(14)	(9)	(42)
Other net investment gains (losses)	174	(77)	98	95
Total net investment gains (losses)	163	(99)	74	(11)
Net derivative gains (losses)	554	(573)	617	(933)
Total revenues	9,857	8,018	28,146	25,416
Expenses
Policyholder benefits and claims	5,697	5,466	17,315	16,484
Interest credited to policyholder account balances	536	551	1,610	1,705
Policyholder dividends	320	300	919	904
Other expenses	1,464	1,441	4,272	4,279
Total expenses	8,017	7,758	24,116	23,372
Income (loss) from continuing operations before provision for income tax	1,840	260	4,030	2,044
Provision for income tax expense (benefit)	537	18	1,150	483
Income (loss) from continuing operations, net of income tax	1,303	242	2,880	1,561
Income (loss) from discontinued operations, net of income tax	—	—	(3)	—
Net income (loss)	1,303	242	2,877	1,561
Less: Net income (loss) attributable to noncontrolling interests	(7)	(5)	(6)	(3)
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,310	$247	$2,883	$1,564
Comprehensive income (loss)	$911	$467	$5,795	$(257)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(7)	(5)	(6)	(3)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$918	$472	$5,801	$(254)

See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2014 (Unaudited)
(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Unrealized Investment Gains (Losses)	Other-Than- Temporary Impairments	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$5	$14,515	$9,352	$3,797	$(93)	$31	$(1,577)	$26,030	$250	$26,280
Capital contributions from MetLife, Inc.		3						3		3
Returns of capital		(76)						(76)		(76)
Excess tax benefits related to stock-based compensation		4						4		4
Dividends on common stock			(558)					(558)		(558)
Change in equity of noncontrolling interests								—	111	111
Net income (loss)			2,883					2,883	(6)	2,877
Other comprehensive income (loss), net of income tax				2,800	53	—	65	2,918		2,918
Balance at September 30, 2014	$5	$14,446	$11,677	$6,597	$(40)	$31	$(1,512)	$31,204	$355	$31,559

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$4,502	$3,459
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	45,276	59,547
Equity securities	176	160
Mortgage loans	8,427	6,892
Real estate and real estate joint ventures	542	87
Other limited partnership interests	257	285
Purchases of:
Fixed maturity securities	(51,259)	(57,154)
Equity securities	(140)	(389)
Mortgage loans	(10,044)	(7,923)
Real estate and real estate joint ventures	(1,164)	(718)
Other limited partnership interests	(598)	(521)
Cash received in connection with freestanding derivatives	440	462
Cash paid in connection with freestanding derivatives	(697)	(996)
Purchases of loans to affiliates	(437)	—
Net change in policy loans	(75)	(66)
Net change in short-term investments	1,289	1,512
Net change in other invested assets	(107)	(215)
Net change in property, equipment and leasehold improvements	(104)	(2)
Other, net	18	—
Net cash provided by (used in) investing activities	(8,200)	961
Cash flows from financing activities
Policyholder account balances:
Deposits	48,457	38,260
Withdrawals	(44,549)	(40,276)
Net change in payables for collateral under securities loaned and other transactions	2,001	(1,112)
Net change in short-term debt	(320)	—
Long-term debt issued	—	23
Long-term debt repaid	(245)	(21)
Dividends on common stock	(558)	(714)
Other, net	(332)	(27)
Net cash provided by (used in) financing activities	4,454	(3,867)
Change in cash and cash equivalents	756	553
Cash and cash equivalents, beginning of period	1,098	1,401
Cash and cash equivalents, end of period	$1,854	$1,954
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$95	$92
Income tax	$623	$519
Non-cash transactions:
Capital contributions from MetLife, Inc.	$3	$2
Real estate and real estate joint ventures acquired in satisfaction of debt	$3	$14
Deconsolidation of MetLife Core Property Fund (see Note 5):
Reduction of redeemable noncontrolling interests	$774	$—
Reduction of long-term debt	$413	$—
Reduction of real estate and real estate joint ventures	$1,132	$—
Issuance of short-term debt	$245	$—
Returns of capital	$76	$—
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
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees. Group insurance products and services include variable life, universal life and term life products. Group insurance products and services also include dental, group short- and long-term disability and accidental death and dismemberment coverages. Voluntary & Worksite products and services include long-term care, prepaid legal plans and critical illness products.
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
Corporate & Other
Corporate & Other contains the excess capital, as well as enterprise-wide strategic initiative restructuring charges, not allocated to the segments, and various business activities such as start-up and certain run-off businesses, the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Start-up businesses include direct and digital marketing products. In addition, Corporate & Other includes ancillary U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Corporate & Other also includes the investment management business through which the Company offers fee-based investment management services to institutional clients. Additionally, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

	Operating Earnings
Three Months Ended September 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,010	$3,606	$438	$33	$5,087	$—	$5,087
Universal life and investment-type product policy fees	377	180	51	—	608	15	623
Net investment income	1,344	458	1,257	49	3,108	(118)	2,990
Other revenues	97	101	69	173	440	—	440
Net investment gains (losses)	—	—	—	—	—	163	163
Net derivative gains (losses)	—	—	—	—	—	554	554
Total revenues	2,828	4,345	1,815	255	9,243	614	9,857
Expenses
Policyholder benefits and claims and policyholder dividends	1,581	3,466	929	23	5,999	18	6,017
Interest credited to policyholder account balances	245	38	250	—	533	3	536
Capitalization of DAC	(92)	(4)	(10)	—	(106)	—	(106)
Amortization of DAC and VOBA	78	8	4	—	90	(2)	88
Interest expense on debt	1	—	3	34	38	—	38
Other expenses	470	525	135	295	1,425	19	1,444
Total expenses	2,283	4,033	1,311	352	7,979	38	8,017
Provision for income tax expense (benefit)	191	114	176	(146)	335	202	537
Operating earnings	$354	$198	$328	$49	929
Adjustments to:
Total revenues					614
Total expenses					(38)
Provision for income tax (expense) benefit					(202)
Income (loss) from continuing operations, net of income tax					$1,303		$1,303

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Earnings
Nine Months Ended September 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$2,978	$10,863	$1,475	$99	$15,415	$—	$15,415
Universal life and investment-type product policy fees	1,092	538	145	—	1,775	31	1,806
Net investment income	4,057	1,340	3,655	226	9,278	(347)	8,931
Other revenues	273	310	214	506	1,303	—	1,303
Net investment gains (losses)	—	—	—	—	—	74	74
Net derivative gains (losses)	—	—	—	—	—	617	617
Total revenues	8,400	13,051	5,489	831	27,771	375	28,146
Expenses
Policyholder benefits and claims and policyholder dividends	4,669	10,494	2,965	61	18,189	45	18,234
Interest credited to policyholder account balances	729	117	755	—	1,601	9	1,610
Capitalization of DAC	(272)	(12)	(29)	—	(313)	—	(313)
Amortization of DAC and VOBA	422	19	13	—	454	28	482
Interest expense on debt	3	—	8	102	113	1	114
Other expenses	1,149	1,575	378	868	3,970	19	3,989
Total expenses	6,700	12,193	4,090	1,031	24,014	102	24,116
Provision for income tax expense (benefit)	595	315	489	(346)	1,053	97	1,150
Operating earnings	$1,105	$543	$910	$146	2,704
Adjustments to:
Total revenues					375
Total expenses					(102)
Provision for income tax (expense) benefit					(97)
Income (loss) from continuing operations, net of income tax					$2,880		$2,880

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2014	December 31, 2013
	(In millions)
Retail	$177,925	$174,853
Group, Voluntary & Worksite Benefits	42,492	41,059
Corporate Benefit Funding	206,627	188,960
Corporate & Other	30,379	27,911
Total	$457,423	$432,783
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3. Insurance (continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	September 30, 2014		December 31, 2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$62,502	$29,262	$62,763	$28,934
Separate account value	$50,649	$28,107	$50,700	$27,738
Net amount at risk	$723	$204	$641	$123
Average attained age of contractholders	65 years	63 years	64 years	62 years

Two Tier Annuities
General account value	N/A	$398	N/A	$397
Net amount at risk	N/A	$124	N/A	$123
Average attained age of contractholders	N/A	56 years	N/A	54 years

	September 30, 2014		December 31, 2013
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$8,165	$1,098	$7,871	$1,125
Net amount at risk	$79,448	$8,290	$81,888	$8,701
Average attained age of policyholders	54 years	60 years	53 years	59 years
 __________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2014	December 31, 2013
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,683	$42,076
Other policy-related balances	282	298
Policyholder dividends payable	493	456
Policyholder dividend obligation	2,825	1,771
Current income tax payable	23	18
Other liabilities	629	582
Total closed block liabilities	45,935	45,201
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	28,976	28,374
Equity securities available-for-sale, at estimated fair value	90	86
Mortgage loans	6,091	6,155
Policy loans	4,651	4,669
Real estate and real estate joint ventures	586	492
Other invested assets	882	814
Total investments	41,276	40,590
Cash and cash equivalents	349	238
Accrued investment income	501	477
Premiums, reinsurance and other receivables	91	98
Deferred income tax assets	301	293
Total assets designated to the closed block	42,518	41,696
Excess of closed block liabilities over assets designated to the closed block	3,417	3,505
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	2,109	1,502
Unrealized gains (losses) on derivatives, net of income tax	12	(3)
Allocated to policyholder dividend obligation, net of income tax	(1,836)	(1,151)
Total amounts included in AOCI	285	348
Maximum future earnings to be recognized from closed block assets and liabilities	$3,702	$3,853
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$1,771	$3,828
Change in unrealized investment and derivative gains (losses)	1,054	(2,057)
Balance, end of period	$2,825	$1,771

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Revenues
Premiums	$461	$478	$1,380	$1,431
Net investment income	516	514	1,568	1,576
Net investment gains (losses)	—	(7)	8	20
Net derivative gains (losses)	17	(16)	13	(1)
Total revenues	994	969	2,969	3,026
Expenses
Policyholder benefits and claims	620	651	1,889	1,963
Policyholder dividends	255	251	731	740
Other expenses	39	39	118	124
Total expenses	914	941	2,738	2,827
Revenues, net of expenses before provision for income tax expense (benefit)	80	28	231	199
Provision for income tax expense (benefit)	28	10	81	70
Revenues, net of expenses and provision for income tax expense (benefit)	$52	$18	$150	$129
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

	September 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$60,887	$5,948	$352	$—	$66,483	$60,244	$4,678	$693	$—	$64,229
U.S. Treasury and agency	34,408	3,274	46	—	37,636	29,508	1,730	694	—	30,544
Foreign corporate	27,500	2,034	288	—	29,246	27,082	1,959	285	—	28,756
RMBS	27,478	1,381	175	60	28,624	24,119	1,109	368	150	24,710
CMBS	7,881	214	34	—	8,061	8,203	262	89	—	8,376
ABS (1)	8,241	121	46	—	8,316	7,789	151	117	(1)	7,824
State and political subdivision	5,264	998	19	—	6,243	5,386	467	76	—	5,777
Foreign government	3,187	724	94	—	3,817	3,040	597	107	—	3,530
Total fixed maturity securities	$174,846	$14,694	$1,054	$60	$188,426	$165,371	$10,953	$2,429	$149	$173,746
Equity securities
Common stock	$1,174	$180	$2	$—	$1,352	$1,070	$97	$3	$—	$1,164
Non-redeemable preferred stock	687	53	28	—	712	743	62	77	—	728
Total equity securities	$1,861	$233	$30	$—	$2,064	$1,813	$159	$80	$—	$1,892
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses was in an unrealized gain position of $1 million for ABS at December 31, 2013 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $10 million and $38 million with unrealized gains (losses) of $8 million and $12 million at September 30, 2014 and December 31, 2013, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$6,538	$6,615	$6,411	$6,516
Due after one year through five years	38,538	40,214	34,696	36,556
Due after five years through ten years	38,279	40,827	35,725	38,347
Due after ten years	47,891	55,769	48,428	51,417
Subtotal	131,246	143,425	125,260	132,836
Structured securities (RMBS, CMBS and ABS)	43,600	45,001	40,111	40,910
Total fixed maturity securities	$174,846	$188,426	$165,371	$173,746
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

	September 30, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$9,293	$162	$2,450	$190	$8,512	$426	$1,948	$267
U.S. Treasury and agency	6,142	15	1,343	31	10,077	687	33	7
Foreign corporate	4,882	189	1,266	99	4,217	176	952	109
RMBS	3,693	48	2,856	187	8,194	291	1,675	227
CMBS	1,046	20	364	14	2,022	74	221	15
ABS	2,612	18	467	28	1,701	28	530	88
State and political subdivision	66	1	180	18	737	44	92	32
Foreign government	364	27	372	67	763	94	54	13
Total fixed maturity securities	$28,098	$480	$9,298	$634	$36,223	$1,820	$5,505	$758
Equity securities
Common stock	$38	$2	$1	$—	$37	$3	$—	$—
Non-redeemable preferred stock	133	1	150	27	222	41	125	36
Total equity securities	$171	$3	$151	$27	$259	$44	$125	$36
Total number of securities in an unrealized loss position	1,649		722		2,211		469

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company has concluded that these securities are not other-than-temporarily impaired at September 30, 2014. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $1.5 billion during the nine months ended September 30, 2014 from $2.6 billion to $1.1 billion. The decrease in gross unrealized losses for the nine months ended September 30, 2014, was primarily attributable to a decrease in interest rates, and to a lesser extent narrowing credit spreads.
At September 30, 2014, $75 million of the total $1.1 billion of gross unrealized losses were from 31 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $75 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $33 million, or 44%, are related to gross unrealized losses on 18 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $75 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $42 million, or 56%, are related to gross unrealized losses on 13 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and ABS (primarily foreign ABS) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $50 million during the nine months ended September 30, 2014 from $80 million to $30 million. Of the $30 million, $21 million were from six equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 29% were rated A or better.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2014		December 31, 2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$32,309	68.3%	$33,072	71.9%
Agricultural	10,607	22.4	11,025	24.0
Residential	4,395	9.3	1,858	4.0
Subtotal (1)	47,311	100.0	45,955	99.9
Valuation allowances	(262)	(0.6)	(272)	(0.6)
Subtotal mortgage loans held-for-investment, net	47,049	99.4	45,683	99.3
Residential — fair value option (“FVO”)	298	0.6	338	0.7
Total mortgage loans held-for-investment, net	47,347	100.0	46,021	100.0
Mortgage loans held-for-sale	—	—	3	—
Total mortgage loans, net	$47,347	100.0%	$46,024	100.0%
 __________________

(1)
Purchases of mortgage loans were $2.1 billion and $3.5 billion for the three months and nine months ended September 30, 2014, respectively. Purchases of mortgage loans were $676 million and $1.6 billion for the three months and nine months ended September 30, 2013, respectively.

Mortgage Loans and Valuation Allowance by Portfolio Segment
The carrying value prior to valuation allowance (“recorded investment”) in mortgage loans held-for-investment, by portfolio segment, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, were as follows at:

	September 30, 2014				December 31, 2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Mortgage loans:
Evaluated individually for credit losses	$170	$59	$24	$253	$415	$96	$4	$515
Evaluated collectively for credit losses	32,139	10,548	4,371	47,058	32,657	10,929	1,854	45,440
Total mortgage loans	32,309	10,607	4,395	47,311	33,072	11,025	1,858	45,955
Valuation allowances:
Specific credit losses	24	2	—	26	49	7	—	56
Non-specifically identified credit losses	163	32	41	236	164	33	19	216
Total valuation allowances	187	34	41	262	213	40	19	272
Mortgage loans, net of valuation allowance	$32,122	$10,573	$4,354	$47,049	$32,859	$10,985	$1,839	$45,683

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended September 30,
	2014				2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$182	$37	$22	$241	$206	$45	$9	$260
Provision (release)	4	(2)	21	23	12	1	6	19
Charge-offs, net of recoveries	1	(1)	(2)	(2)	—	—	—	—
Balance, end of period	$187	$34	$41	$262	$218	$46	$15	$279

	Nine Months Ended September 30,
	2014				2013
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$213	$40	$19	$272	$256	$48	$—	$304
Provision (release)	(3)	(5)	25	17	(38)	7	15	(16)
Charge-offs, net of recoveries	(23)	(1)	(3)	(27)	—	(9)	—	(9)
Balance, end of period	$187	$34	$41	$262	$218	$46	$15	$279

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment were as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
September 30, 2014
Loan-to-value ratios:
Less than 65%	$25,770	$516	$658	$26,944	83.4%	$28,287	84.0%
65% to 75%	3,731	610	57	4,398	13.6	4,473	13.3
76% to 80%	69	158	57	284	0.9	284	0.8
Greater than 80%	232	250	201	683	2.1	627	1.9
Total	$29,802	$1,534	$973	$32,309	100.0%	$33,671	100.0%

December 31, 2013
Loan-to-value ratios:
Less than 65%	$24,585	$476	$596	$25,657	77.6%	$26,900	78.4%
65% to 75%	5,219	438	104	5,761	17.4	5,852	17.1
76% to 80%	444	157	189	790	2.4	776	2.3
Greater than 80%	583	205	76	864	2.6	769	2.2
Total	$30,831	$1,276	$965	$33,072	100.0%	$34,297	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment were as follows at:

	September 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$10,023	94.5%	$10,165	92.2%
65% to 75%	454	4.3	659	6.0
76% to 80%	52	0.5	84	0.8
Greater than 80%	78	0.7	117	1.0
Total	$10,607	100.0%	$11,025	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $10.9 billion and $11.3 billion at September 30, 2014 and December 31, 2013, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment were as follows at:

	September 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$4,286	97.5%	$1,812	97.5%
Nonperforming	109	2.5	46	2.5
Total	$4,395	100.0%	$1,858	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $4.5 billion and $1.8 billion at September 30, 2014 and December 31, 2013, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2014 and December 31, 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual Status
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In millions)
Commercial	$—	$—	$—	$—	$85	$169
Agricultural	17	44	1	—	42	47
Residential	109	46	—	—	109	46
Total	$126	$90	$1	$—	$236	$262

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Impaired Mortgage Loans
Impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, by portfolio segment, were as follows at:

	Loans with a Valuation Allowance				Loans without a Valuation Allowance		All Impaired Loans
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Carrying Value	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Carrying Value
	(In millions)
September 30, 2014
Commercial	$85	$85	$24	$61	$86	$85	$171	$146
Agricultural	46	44	2	42	15	15	61	57
Residential	—	—	—	—	26	24	26	24
Total	$131	$129	$26	$103	$127	$124	$258	$227

December 31, 2013
Commercial	$173	$169	$49	$120	$247	$246	$420	$366
Agricultural	64	62	7	55	35	34	99	89
Residential	—	—	—	—	5	4	5	4
Total	$237	$231	$56	$175	$287	$284	$524	$459
Unpaid principal balance is generally prior to any charge-offs.
The average recorded investment in impaired mortgage loans held-for-investment, including those modified in a troubled debt restructuring, and the related interest income, which is primarily recognized on a cash basis, by portfolio segment, was:

	Impaired Mortgage Loans
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
	(In millions)
Commercial	$249	$—	$427	$4	$333	$6	$433	$9
Agricultural	65	1	161	5	81	6	165	8
Residential	17	1	1	—	12	1	1	—
Total	$331	$2	$589	$9	$426	$13	$599	$17

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Mortgage Loans Modified in a Troubled Debt Restructuring
The number of mortgage loans and carrying value after specific valuation allowance of mortgage loans modified during the period in a troubled debt restructuring were as follows:

	Three Months Ended September 30,
	2014			2013
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		(In millions)			(In millions)
Commercial	—	$—	$—	1	$49	$49
Agricultural	—	—	—	2	24	24
Residential	57	15	13	5	1	1
Total	57	$15	$13	8	$74	$74

	Nine Months Ended September 30,
	2014			2013
	Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance		Number of Mortgage Loans	Carrying Value after Specific Valuation Allowance
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
		(In millions)			(In millions)
Commercial	—	$—	$—	1	$49	$49
Agricultural	1	1	1	2	24	24
Residential	101	24	20	11	2	2
Total	102	$25	$21	14	$75	$75

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

During the three months and nine months ended September 30, 2014 and 2013, the Company held no commercial or agricultural mortgage loans that were modified in a troubled debt restructuring during the 12 months before September 30, 2014 and 2013, respectively, and became subject to a payment default after the restructuring. The number of residential mortgage loans and carrying value of residential mortgage loans with subsequent payment defaults that were modified in a troubled debt restructuring during the previous 12 months were as follows:

	Three Months Ended September 30,
	2014		2013
	Number of Mortgage Loans	Carrying Value	Number of Mortgage Loans	Carrying Value
		(In millions)		(In millions)
Residential (1)	2	$—	—	$—

	Nine Months Ended September 30,
	2014		2013
	Number of Mortgage Loans	Carrying Value	Number of Mortgage Loans	Carrying Value
		(In millions)		(In millions)
Residential	4	$1	—	$—
__________________

(1)	Residential mortgage loans for the three months ended September 30, 2014 had a carrying value of less than $1 million.
Payment default is determined in the same manner as delinquency status as described above.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.0 billion and $790 million at September 30, 2014 and December 31, 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Unrealized Investment Gains (Losses)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2014	December 31, 2013
	(In millions)
Fixed maturity securities	$13,649	$8,521
Fixed maturity securities with noncredit OTTI losses in AOCI	(60)	(149)
Total fixed maturity securities	13,589	8,372
Equity securities	221	83
Derivatives	1,133	361
Other	54	5
Subtotal	14,997	8,821
Amounts allocated from:
Insurance liability loss recognition	(1,220)	(610)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	2	5
DAC and VOBA	(854)	(721)
Policyholder dividend obligation	(2,825)	(1,771)
Subtotal	(4,897)	(3,097)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	18	51
Deferred income tax benefit (expense)	(3,560)	(2,070)
Net unrealized investment gains (losses)	6,558	3,705
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$6,557	$3,704

The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	(In millions)
Balance, beginning of period	$(149)	$(256)
Noncredit OTTI losses and subsequent changes recognized (1)	9	47
Securities sold with previous noncredit OTTI loss	33	114
Subsequent changes in estimated fair value	47	(54)
Balance, end of period	$(60)	$(149)
__________________

(1)	Noncredit OTTI losses and subsequent changes recognized, net of DAC, were $4 million and $40 million for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2014
(In millions)
Balance, beginning of period	$3,704
Fixed maturity securities on which noncredit OTTI losses have been recognized	89
Unrealized investment gains (losses) during the period	6,087
Unrealized investment gains (losses) relating to:
Insurance liability gain (loss) recognition	(610)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)
DAC and VOBA	(133)
Policyholder dividend obligation	(1,054)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(33)
Deferred income tax benefit (expense)	(1,490)
Net unrealized investment gains (losses)	6,557
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$6,557
Change in net unrealized investment gains (losses)	$2,853
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$2,853
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2014 and December 31, 2013.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2014	December 31, 2013
	(In millions)
Securities on loan: (1)
Amortized cost	$19,255	$18,829
Estimated fair value	$20,761	$19,153
Cash collateral on deposit from counterparties (2)	$21,259	$19,673
Security collateral on deposit from counterparties (3)	$27	$—
Reinvestment portfolio — estimated fair value	$21,566	$19,822
__________________

(1)	Included within fixed maturity securities, cash and cash equivalents, short-term investments and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for cash and cash equivalents, short-term investments, fixed maturity and equity securities and trading and FVO securities, and at carrying value for mortgage loans at:

	September 30, 2014	December 31, 2013
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,395	$1,338
Invested assets pledged as collateral (1)	19,601	19,555
Total invested assets on deposit and pledged as collateral	$20,996	$20,893
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2014 and December 31, 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2014		December 31, 2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$9	$15	$1,181	$443
Fixed maturity securities (2)	164	81	159	80
Other invested assets	59	—	82	7
Other limited partnership interests	61	—	61	—
CSEs (assets (primarily securities) and liabilities (primarily debt)) (3)	18	18	23	22
Total	$311	$114	$1,506	$552
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

(2)
The Company consolidates certain fixed maturity securities purchased in an investment vehicle which was partially funded with affiliated long-term debt. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million and $1 million for the three months and nine months ended September 30, 2014 and 2013, respectively.

(3)
The Company consolidates entities that are structured as collateralized loan obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at September 30, 2014 and December 31, 2013, respectively. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million and $1 million for the three months and nine months ended September 30, 2014, respectively, and less than $1 million and $2 million for the three months and nine months ended September 30, 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$45,001	$45,001	$40,910	$40,910
U.S. and foreign corporate	1,968	1,968	2,251	2,251
Other limited partnership interests	2,904	3,796	3,168	4,273
Other invested assets	1,581	1,770	1,498	1,852
Real estate joint ventures	27	27	31	31
Total	$51,481	$52,562	$47,858	$49,317
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $224 million and $257 million at September 30, 2014 and December 31, 2013, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the nine months ended September 30, 2014 and 2013.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$2,038	$2,074	$6,158	$6,219
Equity securities	18	19	63	54
Trading and FVO securities — Actively Traded Securities and FVO general account securities (1)	(10)	13	25	16
Mortgage loans	631	582	1,782	1,751
Policy loans	112	113	336	330
Real estate and real estate joint ventures	187	180	556	517
Other limited partnership interests	194	102	575	443
Cash, cash equivalents and short-term investments	8	7	20	24
International joint ventures	1	5	—	(3)
Other	22	(5)	37	31
Subtotal	3,201	3,090	9,552	9,382
Less: Investment expenses	211	215	622	620
Subtotal, net	2,990	2,875	8,930	8,762
FVO CSEs - interest income:
Securities	—	—	1	2
Subtotal	—	—	1	2
Net investment income	$2,990	$2,875	$8,931	$8,764
__________________

(1)	Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Actively Traded Securities and FVO general account securities	$(19)	$—	$(2)	$(17)
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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Utility	$—	$—	$—	$(32)
Consumer	—	(3)	(6)	(12)
Finance	—	—	—	(4)
Communications	—	—	—	(2)
Total U.S. and foreign corporate securities	—	(3)	(6)	(50)
RMBS	(11)	(19)	(18)	(56)
OTTI losses on fixed maturity securities recognized in earnings	(11)	(22)	(24)	(106)
Fixed maturity securities — net gains (losses) on sales and disposals	—	(60)	(97)	111
Total gains (losses) on fixed maturity securities	(11)	(82)	(121)	5
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	—	(15)	(17)
Common stock	—	—	(4)	(1)
OTTI losses on equity securities recognized in earnings	—	—	(19)	(18)
Equity securities — net gains (losses) on sales and disposals	5	(2)	41	(17)
Total gains (losses) on equity securities	5	(2)	22	(35)
Trading and FVO securities — FVO general account securities	1	—	1	6
Mortgage loans	(36)	(8)	(28)	28
Real estate and real estate joint ventures	80	2	153	(21)
Other limited partnership interests	(13)	—	(47)	(24)
Other investment portfolio gains (losses)	(15)	4	(12)	—
Subtotal — investment portfolio gains (losses)	11	(86)	(32)	(41)
FVO CSEs:
Securities	—	1	—	1
Long-term debt — related to securities	—	(1)	(1)	(1)
Non-investment portfolio gains (losses)	152	(13)	107	30
Subtotal FVO CSEs and non-investment portfolio gains (losses)	152	(13)	106	30
Total net investment gains (losses)	$163	$(99)	$74	$(11)
__________________
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $125 million and $37 million for the three months and nine months ended September 30, 2014, respectively, and ($8) million and $15 million for the three months and nine months ended September 30, 2013, respectively.

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

	Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$11,083	$11,768	$50	$23	$11,133	$11,791
Gross investment gains	$77	$74	$8	$—	$85	$74
Gross investment losses	(77)	(134)	(3)	(2)	(80)	(136)
Total OTTI losses
Credit-related	(11)	(22)	—	—	(11)	(22)
Other (1)	—	—	—	—	—	—
Total OTTI losses	(11)	(22)	—	—	(11)	(22)
Net investment gains (losses)	$(11)	$(82)	$5	$(2)	$(6)	$(84)

	Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	Fixed Maturity Securities		Equity Securities		Total
	(In millions)
Proceeds	$31,886	$38,898	$119	$102	$32,005	$39,000
Gross investment gains	$182	$397	$45	$2	$227	$399
Gross investment losses	(279)	(286)	(4)	(19)	(283)	(305)
Total OTTI losses
Credit-related	(24)	(93)	—	—	(24)	(93)
Other (1)	—	(13)	(19)	(18)	(19)	(31)
Total OTTI losses	(24)	(106)	(19)	(18)	(43)	(124)
Net investment gains (losses)	$(121)	$5	$22	$(35)	$(99)	$(30)
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Balance, beginning of period	$268	$281	$277	$285
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	3	—	4
Additional impairments — credit loss OTTI recognized on securities previously impaired	8	15	13	49
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(8)	(17)	(22)	(56)
Increase in cash flows accretion of previous credit loss OTTI	—	(1)	—	(1)
Balance, end of period	$268	$281	$268	$281
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities and other invested assets, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$—	$—	$30
Amortized cost of invested assets transferred to affiliates	$—	$—	$—	$35
Net investment gains (losses) recognized on transfers	$—	$—	$—	$(5)
Estimated fair value of invested assets transferred from affiliates	$437	$30	$882	$43
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2013 Annual Report.
The Company has a loan outstanding to Exeter Reassurance Company, Ltd. (“Exeter”), an affiliate, which is included in other invested assets, totaling $75 million at both September 30, 2014 and December 31, 2013. Net investment income from this loan was $1 million and $4 million for both the three months and nine months ended September 30, 2014 and 2013, respectively.
The Company has affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $2.0 billion and $1.5 billion at September 30, 2014 and December 31, 2013, respectively. In connection with an affiliate merger transaction, in July 2014, the Company purchased additional MetLife, Inc. affiliated loans with an unpaid principal balance of $400 million at estimated fair value of $437 million from certain affiliates. For additional information on the affiliate merger transaction, see Note 12. The unpaid principal balances on these acquired loans, which bear interest at fixed rates, payable semiannually are due as follows: $295 million due July 15, 2021 at 5.64% and $105 million due December 16, 2021 at 5.86%. Net investment income from affiliated loans was $24 million and $69 million for the three months and nine months ended September 30, 2014, respectively, and $23 million and $68 million for the three months and nine months ended September 30, 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The Company provides investment administrative services to certain affiliates. The related investment administrative service charges were $45 million and $128 million for the three months and nine months ended September 30, 2014, respectively, and $45 million and $129 million for the three months and nine months ended September 30, 2013, respectively. Additional affiliated net investment income was $1 million and $3 million for the three months and nine months ended September 30, 2014, respectively, and $1 million and $2 million for the three months and nine months ended September 30, 2013, respectively.
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
To a lesser extent, the Company uses interest rate futures in non-qualifying hedging relationships.
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
Equity Derivatives
To a lesser extent, the Company uses equity index options in non-qualifying hedging relationships.
Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2014			December 31, 2013
	Primary Underlying Risk Exposure	Notional Amount	Estimated Fair Value		Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,797	$1,717	$22	$5,940	$1,277	$68
Foreign currency swaps	Foreign currency exchange rate	1,772	116	41	2,591	252	122
Subtotal		7,569	1,833	63	8,531	1,529	190
Cash flow hedges:
Interest rate swaps	Interest rate	2,281	268	4	2,584	77	109
Interest rate forwards	Interest rate	125	21	—	205	3	3
Foreign currency swaps	Foreign currency exchange rate	14,684	389	433	10,560	374	500
Subtotal		17,090	678	437	13,349	454	612
Total qualifying hedges		24,659	2,511	500	21,880	1,983	802
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	52,523	1,408	623	59,022	1,320	732
Interest rate floors	Interest rate	38,941	284	131	38,220	323	234
Interest rate caps	Interest rate	28,704	103	—	29,809	141	—
Interest rate futures	Interest rate	—	—	—	105	—	—
Interest rate options	Interest rate	5,299	202	9	4,849	120	8
Synthetic GICs	Interest rate	4,315	—	—	4,409	—	—
Foreign currency swaps	Foreign currency exchange rate	8,559	201	235	7,267	79	492
Foreign currency forwards	Foreign currency exchange rate	4,452	88	83	4,261	44	32
Credit default swaps — purchased	Credit	1,098	9	12	1,506	7	21
Credit default swaps — written	Credit	7,633	105	5	6,600	124	1
Equity options	Equity market	991	3	—	1,147	—	—
Total non-designated or non-qualifying derivatives		152,515	2,403	1,098	157,195	2,158	1,520
Total		$177,174	$4,914	$1,598	$179,075	$4,141	$2,322

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Based on notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2014 and December 31, 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; and (iii) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Derivatives and hedging gains (losses) (1)	$296	$(517)	$634	$(1,148)
Embedded derivatives	258	(56)	(17)	215
Total net derivative gains (losses)	$554	$(573)	$617	$(933)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$45	$28	$113	$96
Interest credited to policyholder account balances	24	39	89	108
Non-qualifying hedges:
Net investment income	(1)	(1)	(3)	(4)
Net derivative gains (losses)	121	128	357	330
Total	$189	$194	$556	$530

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

	Net Derivative Gains (Losses)	Net Investment Income (1)
	(In millions)
Three Months Ended September 30, 2014
Interest rate derivatives	$(37)	$—
Foreign currency exchange rate derivatives	406	—
Credit derivatives — purchased	4	1
Credit derivatives — written	(26)	—
Equity derivatives	—	(1)
Total	$347	$—
Three Months Ended September 30, 2013
Interest rate derivatives	$(378)	$—
Foreign currency exchange rate derivatives	(415)	—
Credit derivatives — purchased	(2)	(5)
Credit derivatives — written	35	1
Equity derivatives	—	(9)
Total	$(760)	$(13)
Nine Months Ended September 30, 2014
Interest rate derivatives	$14	$—
Foreign currency exchange rate derivatives	297	—
Credit derivatives — purchased	(5)	1
Credit derivatives — written	(14)	—
Equity derivatives	—	(7)
Total	$292	$(6)
Nine Months Ended September 30, 2013
Interest rate derivatives	$(1,497)	$—
Foreign currency exchange rate derivatives	(19)	—
Credit derivatives — purchased	(1)	(9)
Credit derivatives — written	53	1
Equity derivatives	—	(18)
Total	$(1,464)	$(26)
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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$7	$(7)	$—
	Policyholder liabilities (1)	39	(40)	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	12	(11)	1
	Foreign-denominated PABs (2)	(135)	129	(6)
Total		$(77)	$71	$(6)
Three Months Ended September 30, 2013
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder liabilities (1)	(97)	100	3
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(7)	8	1
	Foreign-denominated PABs (2)	96	(94)	2
Total		$(9)	$15	$6
Nine Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$6	$(4)	$2
	Policyholder liabilities (1)	370	(360)	10
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(4)	1
	Foreign-denominated PABs (2)	(161)	158	(3)
Total		$220	$(210)	$10
Nine Months Ended September 30, 2013
Interest rate swaps:	Fixed maturity securities	$29	$(27)	$2
	Policyholder liabilities (1)	(615)	616	1
Foreign currency swaps:	Foreign-denominated fixed maturity securities	10	(9)	1
	Foreign-denominated PABs (2)	(90)	95	5
Total		$(666)	$675	$9
__________________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Cash Flow Hedges
The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate assets and liabilities to fixed rate assets and liabilities; (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets and liabilities; (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments; and (v) interest rate forwards to hedge forecasted fixed-rate borrowings.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were ($11) million and ($15) million for the three months and nine months ended September 30, 2014, respectively, and were not significant for both the three months and nine months ended September 30, 2013.
At both September 30, 2014 and December 31, 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed seven years.
At September 30, 2014 and December 31, 2013, the balance in AOCI associated with cash flow hedges was $1.1 billion and $361 million, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2014
Interest rate swaps	$80	$1	$2	$5
Interest rate forwards	3	(10)	1	—
Foreign currency swaps	7	(427)	—	2
Credit forwards	—	—	—	—
Total	$90	$(436)	$3	$7
Three Months Ended September 30, 2013
Interest rate swaps	$(90)	$3	$1	$(2)
Interest rate forwards	(9)	1	—	(1)
Foreign currency swaps	(156)	172	—	(2)
Credit forwards	—	—	1	—
Total	$(255)	$176	$2	$(5)
Nine Months Ended September 30, 2014
Interest rate swaps	$368	$28	$6	$5
Interest rate forwards	25	(9)	2	—
Foreign currency swaps	55	(350)	(1)	1
Credit forwards	—	—	—	—
Total	$448	$(331)	$7	$6
Nine Months Ended September 30, 2013
Interest rate swaps	$(410)	$17	$5	$—
Interest rate forwards	(36)	1	1	—
Foreign currency swaps	(67)	(39)	(2)	3
Credit forwards	(3)	—	1	—
Total	$(516)	$(21)	$5	$3
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2014, $102 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.6 billion and $6.6 billion at September 30, 2014 and December 31, 2013, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At September 30, 2014 and December 31, 2013, the Company would have received $100 million and $123 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$6	$460	2.3	$6	$395	2.6
Credit default swaps referencing indices	7	2,275	2.0	20	2,089	1.6
Subtotal	13	2,735	2.0	26	2,484	1.7
Baa
Single name credit default swaps (corporate)	16	1,084	2.9	16	874	3.2
Credit default swaps referencing indices	50	3,193	4.5	52	2,898	4.7
Subtotal	66	4,277	4.1	68	3,772	4.4
Ba
Single name credit default swaps (corporate)	—	55	3.0	—	5	3.8
Credit default swaps referencing indices	—	100	2.5	—	—	—
Subtotal	—	155	2.7	—	5	3.8
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	21	466	4.1	29	339	4.9
Subtotal	21	466	4.1	29	339	4.9
Total	$100	$7,633	3.3	$123	$6,600	3.4
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.6 billion and $6.6 billion from the table above were $60 million and $70 million at September 30, 2014 and December 31, 2013, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $45 million in notional and $2 million in fair value at September 30, 2014. Written credit default swaps held in relation to the trading portfolio amounted to $10 million in notional and $0 in fair value at December 31, 2013.

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
The Company’s OTC-cleared derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives.
See Note 7 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$4,791	$1,279	$4,026	$2,232
OTC-cleared (1)	213	348	251	117
Exchange-traded	—	—	—	—
Total gross estimated fair value of derivatives (1)	5,004	1,627	4,277	2,349
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	5,004	1,627	4,277	2,349
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,115)	(1,115)	(1,844)	(1,844)
OTC-cleared	(148)	(148)	(114)	(114)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(1,787)	(2)	(1,143)	(3)
OTC-cleared	(62)	(200)	(128)	(3)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,769)	(139)	(1,024)	(319)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$123	$23	$24	$66
__________________

(1)
At September 30, 2014 and December 31, 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $90 million and $136 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $29 million and $27 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but ring-fenced for the benefit of the Company). The amount of this off-balance sheet collateral was $133 million and $0 at September 30, 2014 and December 31, 2013, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2014 and December 31, 2013, the Company received excess cash collateral of $18 million (all of which is off-balance sheet cash collateral held in separate custodial accounts) and $47 million, respectively, and provided excess cash collateral of $3 million and $3 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or repledge this collateral, but at September 30, 2014 none of the collateral had been sold or repledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or repledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2014 and December 31, 2013, the Company received excess securities collateral with an estimated fair value of $202 million and $106 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2014 and December 31, 2013, the Company provided excess securities collateral with an estimated fair value of $13 million and $25 million, respectively, for its OTC-bilateral derivatives, and $96 million and $106 million, respectively, for its OTC-cleared derivatives, which are not included in the table above due to the foregoing limitation. At both September 30, 2014 and December 31, 2013, the Company did not pledge any securities collateral for its exchange-traded derivatives.

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

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
September 30, 2014
Derivatives subject to financial strength-contingent provisions	$143	$152	$—	$—	$1
Derivatives not subject to financial strength-contingent provisions	3	—	3	—	—
Total	$146	$152	$3	$—	$1
December 31, 2013
Derivatives subject to financial strength-contingent provisions	$354	$344	$—	$—	$5
Derivatives not subject to financial strength-contingent provisions	4	—	3	—	—
Total	$358	$344	$3	$—	$5
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2014	December 31, 2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$482	$(62)
Options embedded in debt or equity securities	Investments	(122)	(106)
Net embedded derivatives within asset host contracts		$360	$(168)

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(731)	$(868)
Assumed guaranteed minimum benefits	Other policy-related balances	3	—
Funds withheld on ceded reinsurance	Other liabilities	1,105	758
Other	PABs	7	4
Net embedded derivatives within liability host contracts		$384	$(106)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net derivative gains (losses) (1), (2)	$258	$(56)	$(17)	$215
__________________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $5 million for both the three months and nine months ended September 30, 2014, respectively, and ($9) million and ($41) million for the three months and nine months ended September 30, 2013, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($21) million and ($22) million for the three months and nine months ended September 30, 2014, respectively, and $49 million and $114 million for the three months and nine months ended September 30, 2013, respectively.

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

	September 30, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$61,166	$5,317	$66,483
U.S. Treasury and agency	21,510	16,126	—	37,636
Foreign corporate	—	26,042	3,204	29,246
RMBS	1,434	23,854	3,336	28,624
CMBS	—	7,742	319	8,061
ABS	—	6,080	2,236	8,316
State and political subdivision	—	6,241	2	6,243
Foreign government	—	3,619	198	3,817
Total fixed maturity securities	22,944	150,870	14,612	188,426
Equity securities:
Common stock	586	711	55	1,352
Non-redeemable preferred stock	—	547	165	712
Total equity securities	586	1,258	220	2,064
Trading and FVO securities:
Actively Traded Securities	—	664	8	672
FVO general account securities	—	22	14	36
FVO securities held by CSEs	—	6	12	18
Total trading and FVO securities	—	692	34	726
Short-term investments (1)	712	3,222	120	4,054
Residential mortgage loans — FVO	—	—	298	298
Derivative assets: (2)
Interest rate	—	3,982	21	4,003
Foreign currency exchange rate	—	782	12	794
Credit	—	102	12	114
Equity market	—	3	—	3
Total derivative assets	—	4,869	45	4,914
Net embedded derivatives within asset host contracts (3)	—	—	482	482
Separate account assets (4)	28,009	109,877	1,623	139,509
Total assets	$52,251	$270,788	$17,434	$340,473
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$788	$1	$789
Foreign currency exchange rate	—	792	—	792
Credit	—	13	4	17
Total derivative liabilities	—	1,593	5	1,598
Net embedded derivatives within liability host contracts (3)	—	7	377	384
Long-term debt	—	88	20	108
Long-term debt of CSEs — FVO	—	—	15	15
Trading liabilities (5)	118	78	—	196
Total liabilities	$118	$1,766	$417	$2,301

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within PABs, other policy-related balances and other liabilities on the consolidated balance sheets. At September 30, 2014 and December 31, 2013, equity securities also included embedded derivatives of ($122) million and ($106) million, respectively.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

Common and non-redeemable preferred stock
These securities, including privately-held securities and financial services industry hybrid securities classified within equity securities, are principally valued using the market and income approaches. Valuations are based primarily on matrix pricing, discounted cash flow methodologies or other similar techniques using inputs such as comparable credit ratings and issuance structures. Certain of these securities are valued based on inputs including quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2 and independent non-binding broker quotations.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2014, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2013, transfers between Levels 1 and 2 were not significant.
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

					September 30, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(20)	-	250	45	(10)	-	240	38	Decrease
			•	Illiquidity premium (4)	30	-	30	30	30	-	30	30	Decrease
			•	Credit spreads (4)	(1,471)	-	3,117	182	(1,489)	-	876	193	Decrease
			•	Offered quotes (5)	—	-	100	96	4	-	104	100	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	656	131					Increase
	•	Consensus pricing	•	Offered quotes (5)					33	-	140	98	Increase
RMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	45	-	413	228	(136)	-	3,609	286	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	22	-	120	95	22	-	100	98	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	1	-	116	93	69	-	101	93	Increase (6)
CMBS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)					215	-	2,025	475	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	80	-	107	100	89	-	104	99	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)					90		101	96	Increase (6)
ABS	•	Matrix pricing and discounted cash flow	•	Credit spreads (4)	31	-	1,878	148	30	-	1,878	119	Decrease (6)
	•	Market pricing	•	Quoted prices (5)	—	-	110	100	—	-	106	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	100	-	100	100	56	-	106	98	Increase (6)
Foreign government	•	Market pricing	•	Quoted prices (5)	97	-	143	119	77	-	108	87	Increase
	•	Consensus pricing	•	Offered quotes (5)					104	-	140	118	Increase
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	324	-	343		401	-	450		Increase (11)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	824	-	1,012		580	-	767		Increase (11)
			•	Correlation (8)	43%	-	55%		38%	-	47%
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	101		98	-	101		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (13)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (13)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (14)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.03%	-	0.45%		0.03%	-	0.44%		Decrease (17)
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

(10)	At both September 30, 2014 and December 31, 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$5,253	$320	$3,336	$3,347	$314	$2,302	$2	$154
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	1	—	—	9	—	1	—	—
Net investment gains (losses)	(2)	—	(5)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(1)	—	(111)	22	1	1	—	3
Purchases (3)	482	—	274	610	38	729	—	5
Sales (3)	(158)	—	(74)	(311)	(43)	(156)	—	(1)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	7	—	69	—	22	69	—	39
Transfers out of Level 3 (4)	(265)	(320)	(285)	(341)	(13)	(710)	—	(2)
Balance, end of period	$5,317	$—	$3,204	$3,336	$319	$2,236	$2	$198
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$1	$9	$—	$1	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$97	$166	$20	$14	$11	$222	$367	$1,441
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	4	—
Net investment gains (losses)	—	—	—	—	—	—	—	33
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(35)	(1)	—	—	—	—	—	—
Purchases (3)	2	—	3	—	—	98	3	98
Sales (3)	(9)	—	(15)	—	—	(125)	(63)	(127)
Issuances (3)	—	—	—	—	—	—	—	1
Settlements (3)	—	—	—	—	—	—	(13)	—
Transfers into Level 3 (4)	—	—	—	—	1	—	—	215
Transfers out of Level 3 (4)	—	—	—	—	—	(75)	—	(38)
Balance, end of period	$55	$165	$8	$14	$12	$120	$298	$1,623
Changes in unrealized gains (losses) included in net income (loss):(5)
Net investment income	$—	$—	$—	$—	$—	$—	$4	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs — FVO
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$13	$15	$15	$(168)	$(23)	$(15)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(1)
Net derivative gains (losses)	(9)	(2)	(6)	262	—	—
OCI	13	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	(1)	—	(1)	—	—	—
Settlements (3)	4	(1)	—	11	3	1
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—
Balance, end of period	$20	$12	$8	$105	$(20)	$(15)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$—	$(3)	$(5)	$267	$—	$—

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
Three Months Ended September 30, 2013
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Three Months Ended September 30, 2013
Balance, beginning of period	$58	$280	$11	$32	$—	$129	$150	$968
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	1	(2)	—
Net investment gains (losses)	—	(2)	—	—	—	(2)	—	11
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	5	7	—	—	—	—	—	—
Purchases (3)	5	50	6	—	—	75	67	86
Sales (3)	(7)	(21)	(1)	—	—	(72)	—	(46)
Issuances (3)	—	—	—	—	—	—	—	51
Settlements (3)	—	—	—	—	—	—	(3)	(2)
Transfers into Level 3 (4)	—	—	—	—	—	—	—	162
Transfers out of Level 3 (4)	(1)	(20)	(5)	—	—	—	—	(44)
Balance, end of period	$60	$294	$11	$32	$—	$131	$212	$1,186
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$1	$(2)	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

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
Three Months Ended September 30, 2013
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	CMBS	ABS	State and Political Subdivision	Foreign Government
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$5,269	$62	$3,198	$2,513	$430	$2,526	$—	$274
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	1	—	2	30	—	5	—	—
Net investment gains (losses)	(5)	—	(4)	6	—	(41)	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	211	—	56	78	4	50	—	2
Purchases (3)	858	—	431	1,033	49	1,665	—	5
Sales (3)	(638)	—	(160)	(387)	(59)	(479)	—	(9)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	94	—	72	132	25	36	2	—
Transfers out of Level 3 (4)	(473)	(62)	(391)	(69)	(130)	(1,526)	—	(74)
Balance, end of period	$5,317	$—	$3,204	$3,336	$319	$2,236	$2	$198
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$(1)	$—	$1	$31	$(1)	$1	$—	$—
Net investment gains (losses)	$(6)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$50	$278	$12	$14	$—	$175	$338	$1,209
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	1	15	—
Net investment gains (losses)	4	3	—	—	—	(2)	—	91
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	2	4	—	—	—	—	—	—
Purchases (3)	18	—	8	—	—	98	49	439
Sales (3)	(19)	(38)	(7)	—	(2)	(134)	(78)	(268)
Issuances (3)	—	—	—	—	—	—	—	83
Settlements (3)	—	—	—	—	—	—	(26)	(28)
Transfers into Level 3 (4)	—	—	—	—	14	—	—	144
Transfers out of Level 3 (4)	—	(82)	(5)	—	—	(18)	—	(47)
Balance, end of period	$55	$165	$8	$14	$12	$120	$298	$1,623
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$15	$—
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs — FVO
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$(1)	$14	$23	$48	$(43)	$(28)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(1)
Net derivative gains (losses)	1	(1)	(11)	13	—	—
OCI	31	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—
Issuances (3)	(1)	—	(4)	—	—	—
Settlements (3)	(10)	(1)	—	44	5	14
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	18	—
Balance, end of period	$20	$12	$8	$105	$(20)	$(15)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$—	$(2)	$(9)	$24	$—	$—

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
Nine Months Ended September 30, 2013
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Nine Months Ended September 30, 2013
Balance, beginning of period	$60	$281	$6	$26	$—	$252	$—	$940
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	6	—	1	(2)	—
Net investment gains (losses)	—	(30)	—	—	—	(24)	—	41
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(1)	66	—	—	—	19	—	—
Purchases (3)	8	51	8	—	—	131	214	184
Sales (3)	(8)	(74)	—	—	—	(248)	—	(141)
Issuances (3)	—	—	—	—	—	—	—	71
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	1	—	—	—	—	—	—	161
Transfers out of Level 3 (4)	—	—	(3)	—	—	—	—	(70)
Balance, end of period	$60	$294	$11	$32	$—	$131	$212	$1,186
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$6	$—	$1	$(2)	$—
Net investment gains (losses)	$—	$(17)	$—	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

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
Nine Months Ended September 30, 2013
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

	September 30, 2014	December 31, 2013
	(In millions)
Unpaid principal balance	$438	$508
Difference between estimated fair value and unpaid principal balance	(140)	(170)
Carrying value at estimated fair value (1)	$298	$338
Loans in non-accrual status	$109	$—
Loans more than 90 days past due	$74	$81
Loans in non-accrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(82)	$(82)
__________________

(1)	Interest income, changes in estimated fair value and gains or losses on sales are recognized in net investment income. Changes in estimated fair value for these loans were due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Instrument-specific credit risk based on changes in credit spreads for non-agency loans and adjustments in individual loan quality	$3	$—	$8	$—
Other changes in estimated fair value	1	(2)	5	(2)
Total gains (losses) recognized in net investment income	$4	$(2)	$13	$(2)
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In millions)
Contractual principal balance	$111	$123	$28	$42
Difference between estimated fair value and contractual principal balance	(3)	(1)	(13)	(14)
Carrying value at estimated fair value (1)	$108	$122	$15	$28
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.

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

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$103	$187	$3	$(4)	$2	$16
Other limited partnership interests (2)	$83	$66	$(13)	$—	$(46)	$(34)
Real estate joint ventures (3)	$—	$2	$—	$—	$—	$(1)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2014 and 2013 were not significant.

(3)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include several real estate funds that typically invest primarily in commercial real estate and mezzanine debt. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next one to 10 years. Unfunded commitments for these investments at both September 30, 2014 and 2013 were not significant.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$47,049	$—	$—	$49,053	$49,053
Policy loans	$8,496	$—	$810	$9,006	$9,816
Real estate joint ventures	$35	$—	$—	$62	$62
Other limited partnership interests	$700	$—	$—	$950	$950
Other invested assets	$2,362	$—	$2,195	$225	$2,420
Premiums, reinsurance and other receivables	$15,128	$—	$939	$14,994	$15,933
Other assets	$454	$—	$454	$—	$454
Liabilities
PABs	$74,358	$—	$—	$76,784	$76,784
Long-term debt	$2,017	$—	$2,023	$399	$2,422
Other liabilities	$23,195	$—	$3,635	$20,043	$23,678
Separate account liabilities	$61,557	$—	$61,557	$—	$61,557

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$45,686	$—	$—	$47,369	$47,369
Policy loans	$8,421	$—	$786	$8,767	$9,553
Real estate joint ventures	$47	$—	$—	$70	$70
Other limited partnership interests	$865	$—	$—	$1,013	$1,013
Other invested assets	$2,017	$87	$1,752	$176	$2,015
Premiums, reinsurance and other receivables	$14,210	$—	$15	$14,906	$14,921
Other assets	$—	$—	$—	$—	$—
Liabilities
PABs	$70,205	$—	$—	$72,236	$72,236
Long-term debt	$2,655	$—	$2,956	$—	$2,956
Other liabilities	$19,601	$—	$310	$19,787	$20,097
Separate account liabilities	$57,935	$—	$57,935	$—	$57,935

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
Valuations of instruments classified as Level 2 are based primarily on quoted prices in markets that are not active or using matrix pricing that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using discounted cash flow methodologies use standard market observable inputs including market yield curve, duration, observable prices and spreads for similar publicly traded or privately traded issues.
Valuations of instruments classified as Level 3 are based primarily on discounted cash flow methodologies that utilize unobservable discount rates that can vary significantly based upon the specific terms of each individual arrangement.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, net of income tax, was as follows:

	Three Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,596	$397	$37	$(1,562)	$5,468
OCI before reclassifications	(1,182)	90	(6)	29	(1,069)
Deferred income tax benefit (expense)	412	(31)	—	(10)	371
OCI before reclassifications, net of income tax	5,826	456	31	(1,543)	4,770
Amounts reclassified from AOCI	(10)	433	—	44	467
Deferred income tax benefit (expense)	3	(151)	—	(13)	(161)
Amounts reclassified from AOCI, net of income tax	(7)	282	—	31	306
Balance, end of period	$5,819	$738	$31	$(1,512)	$5,076

	Three Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,598	$639	$10	$(2,282)	$1,965
OCI before reclassifications	616	(255)	8	2	371
Deferred income tax benefit (expense)	(222)	91	(2)	(1)	(134)
OCI before reclassifications, net of income tax	3,992	475	16	(2,281)	2,202
Amounts reclassified from AOCI	110	(178)	—	50	(18)
Deferred income tax benefit (expense)	(38)	61	—	(17)	6
Amounts reclassified from AOCI, net of income tax	72	(117)	—	33	(12)
Balance, end of period	$4,064	$358	$16	$(2,248)	$2,190

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity (continued)

	Nine Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,468	$236	$31	$(1,577)	$2,158
OCI before reclassifications	3,627	448	7	(22)	4,060
Deferred income tax benefit (expense)	(1,261)	(157)	(7)	(1)	(1,426)
OCI before reclassifications, net of income tax	5,834	527	31	(1,600)	4,792
Amounts reclassified from AOCI	(23)	324	—	132	433
Deferred income tax benefit (expense)	8	(113)	—	(44)	(149)
Amounts reclassified from AOCI, net of income tax	(15)	211	—	88	284
Balance, end of period	$5,819	$738	$31	$(1,512)	$5,076

	Nine Months Ended September 30, 2013
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,655	$684	$18	$(2,349)	$4,008
OCI before reclassifications	(2,470)	(516)	(1)	4	(2,983)
Deferred income tax benefit (expense)	857	180	(1)	(1)	1,035
OCI before reclassifications, net of income tax	4,042	348	16	(2,346)	2,060
Amounts reclassified from AOCI	34	16	—	151	201
Deferred income tax benefit (expense)	(12)	(6)	—	(53)	(71)
Amounts reclassified from AOCI, net of income tax	22	10	—	98	130
Balance, end of period	$4,064	$358	$16	$(2,248)	$2,190
__________________

(1)	See Note 5 for information on offsets to investments related to insurance liabilities, DAC and VOBA and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Statement of Operations and Comprehensive Income (Loss) Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$2	$(111)	$(90)	$(28)	Net investment gains (losses)
Net unrealized investment gains (losses)	10	15	66	36	Net investment income
Net unrealized investment gains (losses)	6	—	56	—	Net derivative gains (losses)
OTTI	(8)	(14)	(9)	(42)	Net investment gains (losses)
Net unrealized investment gains (losses), before income tax	10	(110)	23	(34)
Income tax (expense) benefit	(3)	38	(8)	12
Net unrealized investment gains (losses), net of income tax	7	(72)	15	(22)

Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	3	28	17	Net derivative gains (losses)
Interest rate swaps	2	1	6	5	Net investment income
Interest rate forwards	(10)	1	(9)	1	Net derivative gains (losses)
Interest rate forwards	1	—	2	1	Net investment income
Foreign currency swaps	(427)	172	(350)	(39)	Net derivative gains (losses)
Foreign currency swaps	—	—	(1)	(2)	Net investment income
Credit forwards	—	1	—	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(433)	178	(324)	(16)
Income tax (expense) benefit	151	(61)	113	6
Gains (losses) on cash flow hedges, net of income tax	(282)	117	(211)	(10)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(45)	(66)	(132)	(198)
Amortization of prior service (costs) credit	1	16	—	47
Amortization of defined benefit plan items, before income tax	(44)	(50)	(132)	(151)
Income tax (expense) benefit	13	17	44	53
Amortization of defined benefit plan items, net of income tax	(31)	(33)	(88)	(98)
Total reclassifications, net of income tax	$(306)	$12	$(284)	$(130)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Compensation	$596	$620	$1,644	$1,783
Pension, postretirement and postemployment benefit costs	91	91	247	273
Commissions	192	191	583	584
Volume-related costs	60	60	25	191
Affiliated interest costs on ceded and assumed reinsurance	235	242	717	757
Capitalization of DAC	(106)	(132)	(313)	(438)
Amortization of DAC and VOBA	88	71	482	231
Interest expense on debt	38	38	114	115
Premium taxes, licenses and fees	85	62	248	198
Professional services	254	231	729	638
Rent and related expenses, net of sublease income	36	33	106	107
Other	(105)	(66)	(310)	(160)
Total other expenses	$1,464	$1,441	$4,272	$4,279

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
These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Estimated restructuring costs may change as management continues to execute this enterprise-wide strategic initiative. Such restructuring charges which were allocated to the Company were as follows:

	Three Months Ended September 30,
	2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$16	$7	$23	$11	$9	$20
Restructuring charges	16	2	18	12	2	14
Cash payments	(18)	(2)	(20)	(10)	(4)	(14)
Balance, end of period	$14	$7	$21	$13	$7	$20

	Nine Months Ended September 30,
	2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance, beginning of period	$39	$6	$45	$22	$—	$22
Restructuring charges	37	7	44	45	14	59
Cash payments	(62)	(6)	(68)	(54)	(7)	(61)
Balance, end of period	$14	$7	$21	$13	$7	$20
Total restructuring charges incurred since inception of initiative	$225	$41	$266	$146	$32	$178
Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2016. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at September 30, 2014.

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
The components of net periodic benefit costs for the Company were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$46	$3	$53	$5	$137	$9	$160	$13
Interest costs	102	21	92	22	308	64	275	65
Settlement and curtailment costs	14	—	—	—	14	—	—	—
Expected return on plan assets	(111)	(19)	(114)	(18)	(333)	(56)	(340)	(56)
Amortization of net actuarial (gains) losses	42	3	55	12	124	8	164	38
Amortization of prior service costs (credit)	—	(1)	1	(18)	1	(1)	4	(52)
Allocated to affiliates (1)	(9)	—	(1)	—	(28)	(2)	(8)	(1)
Net periodic benefit costs	$84	$7	$86	$3	$223	$22	$255	$7
__________________

(1)	The prior year allocated pension and other postretirement benefit plan costs have been reclassified to conform to the current year presentation.
As disclosed in Note 15 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report, no contributions are required to be made to the Company’s qualified pension plans during 2014; however, during the nine months ended September 30, 2014, $303 million of discretionary contributions were made by the Company to those plans.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2014. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $290 million.
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
As reported in the 2013 Annual Report, Metropolitan Life Insurance Company received approximately 5,898 asbestos-related claims in 2013. During the nine months ended September 30, 2014 and 2013, Metropolitan Life Insurance Company received approximately 3,641 and 4,256 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2014.

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
Unclaimed Property Inquiries and Related Litigation
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
Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)
Alleging that Metropolitan Life Insurance Company violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (“Relator”) brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The Relator alleged that the aggregate damages attributable to Metropolitan Life Insurance Company, including statutory damages and treble damages, were $767 million. On August 20, 2013, the court granted Metropolitan Life Insurance Company’s motion to dismiss the action. On September 19, 2014, the District Court of Appeal affirmed the decision granting the dismissal.

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
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that Metropolitan Life Insurance Company, which issued annuity contracts to fund some of the benefits the plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied Metropolitan Life Insurance Company’s motion to dismiss the complaint. The trial has been scheduled for February 2015.
Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of Metropolitan Life Insurance Company’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that Metropolitan Life Insurance Company remains liable for “market conduct claims” related to certain individual life insurance policies sold by Metropolitan Life Insurance Company and that were transferred to Sun Life. Sun Life had asked that the court require Metropolitan Life Insurance Company to indemnify Sun Life for these claims pursuant to indemnity provisions in the sale agreement for the sale of Metropolitan Life Insurance Company’s Canadian operations entered into in June of 1998. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted Metropolitan Life Insurance Company’s motion for summary judgment. Both parties appealed but subsequently agreed to withdraw the appeal and consider the indemnity claim through arbitration. In September 2010, Sun Life notified Metropolitan Life Insurance Company that a purported class action lawsuit was filed against Sun Life in Toronto, Fehr v. Sun Life Assurance Co. (Super. Ct., Ontario, September 2010), alleging sales practices claims regarding the same individual policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. An amended class action complaint in that case was served on Sun Life in May 2013, again without naming Metropolitan Life Insurance Company as a party. On August 30, 2011, Sun Life notified Metropolitan Life Insurance Company that a purported class action lawsuit was filed against Sun Life in Vancouver, Alamwala v. Sun Life Assurance Co. (Sup. Ct., British Columbia, August 2011), alleging sales practices claims regarding certain of the same policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. Sun Life contends that Metropolitan Life Insurance Company is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. These sales practices cases against Sun Life are ongoing, and the Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.

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
Plaintiffs filed these lawsuits against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. Metropolitan Life Insurance Company has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and the date of the court’s preliminary approval of the settlement. Following this agreement, the Fauley case was filed in Illinois, seeking certification of a nationwide class of plaintiffs and the C-Mart and Cadenasso cases were voluntarily dismissed. In August 2014, the Fauley court preliminarily approved the settlement, certified a nationwide settlement class, and scheduled the final approval hearing for November 2014.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.9 billion and $3.1 billion at September 30, 2014 and December 31, 2013, respectively.

Commitments to Fund Partnerships Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $3.3 billion and $3.4 billion at September 30, 2014 and December 31, 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $546 million and $1.7 billion for the three months and nine months ended September 30, 2014, respectively, and $562 million and $1.8 billion for the three months and nine months ended September 30, 2013, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $35 million and $96 million for the three months and nine months ended September 30, 2014, respectively, and $33 million and $94 million for the three months and nine months ended September 30, 2013, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $48 million and $127 million for the three months and nine months ended September 30, 2014, respectively, and $31 million and $105 million for the three months and nine months ended September 30, 2013, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $276 million and $1.3 billion for the three months and nine months ended September 30, 2014, respectively, and $314 million and $977 million for the three months and nine months ended September 30, 2013, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $189 million and $327 million at September 30, 2014 and December 31, 2013, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Premiums
Reinsurance assumed	$146	$117	$515	$322
Reinsurance ceded	(7)	(12)	(29)	(35)
Net premiums	$139	$105	$486	$287
Universal life and investment-type product policy fees
Reinsurance assumed	$13	$11	$33	$29
Reinsurance ceded	(94)	(58)	(231)	(158)
Net universal life and investment-type product policy fees	$(81)	$(47)	$(198)	$(129)
Other revenues
Reinsurance assumed	$(3)	$—	$—	$(2)
Reinsurance ceded	169	156	491	495
Net other revenues	$166	$156	$491	$493
Policyholder benefits and claims
Reinsurance assumed	$122	$90	$477	$297
Reinsurance ceded	(49)	(43)	(124)	(112)
Net policyholder benefits and claims	$73	$47	$353	$185
Interest credited to policyholder account balances
Reinsurance assumed	$8	$7	$25	$23
Reinsurance ceded	(27)	(26)	(79)	(76)
Net interest credited to policyholder account balances	$(19)	$(19)	$(54)	$(53)
Other expenses
Reinsurance assumed	$51	$87	$218	$249
Reinsurance ceded	152	152	459	474
Net other expenses	$203	$239	$677	$723
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	September 30, 2014		December 31, 2013
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$202	$16,432	$109	$15,748
Deferred policy acquisition costs and value of business acquired	351	(257)	309	(273)
Total assets	$553	$16,175	$418	$15,475
Liabilities
Future policy benefits	$1,052	$—	$761	$—
Policyholder account balances	223	—	239	—
Other policy-related balances	226	18	67	(39)
Other liabilities	6,856	14,377	6,606	14,044
Total liabilities	$8,357	$14,395	$7,673	$14,005

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

The Company ceded two blocks of business to two affiliates on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased/(decreased) the funds withheld balance by $25 million and ($11) million at September 30, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with these embedded derivatives were less than $1 million and ($36) million for the three months and nine months ended September 30, 2014, respectively, and $5 million and $38 million for the three months and nine months ended September 30, 2013, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $482 million and ($62) million at September 30, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivatives were $218 million and $360 million for the three months and nine months ended September 30, 2014, respectively, and ($354) million and ($1.2) billion for the three months and nine months ended September 30, 2013, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $1.0 billion and $709 million at September 30, 2014 and December 31, 2013, respectively. Net derivative gains (losses) associated with the embedded derivative were $60 million and ($295) million for the three months and nine months ended September 30, 2014, respectively, and $74 million and $576 million for the three months and nine months ended September 30, 2013, respectively.

MICC received all regulatory approvals to merge three U.S.-based life insurance companies and a former offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014.  The companies to be merged are MICC, MLI-USA and MLIIC, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter, a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. In October 2014, MICC received regulatory approval from the Connecticut Insurance Department and the Delaware Department of Insurance to re-domesticate from Connecticut to Delaware immediately prior to the Mergers. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with Metropolitan Life Insurance Company all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, the significant effects to Metropolitan Life Insurance Company were increases in funds withheld assets, included in other invested assets, of $192 million, in deposit liabilities, included in other liabilities, of $456 million, in assumed reserves, included in future policy benefits, of $128 million, in other reinsurance payables, included in other liabilities, of $116 million, and in cash and investments of $494 million received from MICC.

In anticipation of the Mergers, in October 2014, Metropolitan Life Insurance Company recaptured a block of universal life secondary guarantee business ceded to Exeter on a 75% coinsurance with funds withheld basis.  As a result of this reinsurance transaction, the significant effects to Metropolitan Life Insurance Company were decreases in premiums, reinsurance and other receivables of $485 million, and in other liabilities of $425 million, as well as increases in deferred acquisition costs of $30 million and in other policy-related balances of $9 million. Also, in November 2014, Metropolitan Life Insurance Company partially recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities previously ceded to Exeter and assumed risks related to certain variable annuities, including the associated guaranteed minimum benefit guarantees, from certain affiliates.

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
MetLife Insurance Company of Connecticut (“MICC”) received all regulatory approvals to merge three U.S.-based life insurance companies and a former offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company (the “Mergers”). The Mergers are expected to occur in the fourth quarter of 2014. The companies to be merged are MICC, MetLife Investors USA Insurance Company and MetLife Investors Insurance Company, each a U.S. insurance company that issues variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a reinsurance company that mainly reinsures guarantees associated with variable annuity products. MICC, which is expected to be renamed and domiciled in Delaware, will be the surviving entity. In October 2014, MICC received regulatory approval from the Connecticut Insurance Department and the Delaware Department of Insurance to re-domesticate from Connecticut to Delaware immediately prior to the Mergers. Exeter, formerly a Cayman Islands company, was re-domesticated to Delaware in October 2013. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with Metropolitan Life Insurance Company all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, the significant effects to Metropolitan Life Insurance Company were increases in funds withheld assets, included in other invested assets, of $192 million, in deposit liabilities, included in other liabilities, of $456 million, in assumed reserves, included in future policy benefits, of $128 million, in other reinsurance payables, included in other liabilities, of $116 million, and in cash and investments of $494 million received from MICC.

In anticipation of the Mergers, in October 2014, Metropolitan Life Insurance Company recaptured a block of universal life secondary guarantee business ceded to Exeter on a 75% coinsurance with funds withheld basis. As a result of this reinsurance transaction, the significant effects to Metropolitan Life Insurance Company were decreases in premiums, reinsurance and other receivables of $485 million, and in other liabilities of $425 million, as well as increases in deferred acquisition costs of $30 million and in other policy-related balances of $9 million. Also, in November 2014, Metropolitan Life Insurance Company partially recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities previously ceded to Exeter and assumed risks related to certain variable annuities, including the associated guaranteed minimum benefit guarantees, from certain affiliates.
The Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by the Department of Financial Services or other state insurance regulators by reducing our exposure to and use of captive reinsurers; (ii) will reduce the reliance on MetLife, Inc. for cash to fund derivative collateral requirements; and (iii) will increase transparency relative to our capital allocation and variable annuity risk management. See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements included herein for further information on the Mergers and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Insurance Regulatory Examinations” included in Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” included in the 2013 Annual Report for information on our use of captive reinsurers.
Industry Trends
The following information on industry trends should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” in Part II, Item 7, of the 2013 Annual Report and in Part I, Item 2, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10‑Q for the quarters ended March 31, 2014 and June 30, 2014.
We continue to be impacted by the unstable global financial and economic environment that has been affecting the industry.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect the business and economic environment and, ultimately, the amount and profitability of our business. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our business through their effects on general levels of economic activity, employment and customer behavior. Financial markets have also been affected periodically by concerns over U.S. fiscal policy, although these concerns have abated since late 2013. However, unless long-term steps are taken to raise the debt ceiling and reduce the federal deficit, rating agencies have warned of the possibility of future downgrades of U.S. Treasury securities. These issues could, on their own, or combined with the possible slowing of the global economy generally, have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the U.S. and elsewhere.
Concerns about the economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. However, after several tumultuous years, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. This, combined with greater European Central Bank (“ECB”) support and gradually improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of certain countries in Europe’s perimeter region and the risk of possible withdrawal of one or more countries from the Euro zone. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2013 Annual Report for information regarding credit ratings downgrades, support programs for Europe's perimeter region and our exposure to obligations of European governments and private obligors.

The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles or that some countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of unlimited quantities of sovereign bonds with maturities of one to three years. The OMT has not been activated to date, but the possibility of its use by the ECB succeeded in reducing investor concerns over the possible withdrawal of one or more countries from the Euro zone and helped to lower sovereign yields in Europe’s perimeter region. However, in October 2014, the Court of Justice of the EU heard arguments relating to a lawsuit challenging the legality of the OMT. While a decision is not expected until 2015, the outcome could affect the ECB’s plan to purchase sovereign bonds and undermine economic stability in Europe. Economic growth in the Euro zone continues to be weak, with concerns over low inflation becoming more pronounced as countries in Europe’s perimeter region in particular continue to pursue policies to reduce their relative cost of production and reduce macroeconomic imbalances. In addition, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, have contributed to global market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period,” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2013 Annual Report.
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
On October 29, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing sufficient underlying strength in the economy to support progress toward maximum employment and the substantial improvement in the outlook for labor market conditions since the inception of the current asset purchase program, decided to conclude the program. The end of the Federal Reserve Board’s quantitative easing program could potentially increase U.S. interest rates from recent historically low levels, with uncertain impacts on U.S. risk markets, and may affect interest rates and risk markets in other developed and emerging economies. Even after the economy strengthens, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to 0.25% for a considerable time, subject to labor market conditions and inflation indicators and expectations.
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

Regulatory Developments
The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers or offshore entities to reinsure insurance risks.
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

NAIC
The National Association of Insurance Commissioners (“NAIC”) is an organization, the mission of which is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”). However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of our U.S. insurance companies.
The NAIC currently has in place its “Solvency Modernization Initiative,” which is designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Filing Model Act and Regulation at its August 2014 meeting. The new model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, is expected to become effective in 2016. In addition, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been or is expected to be enacted by our insurance companies’ domiciliary states in the near future. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife’s first ORSA summary report, which will be submitted on behalf of the enterprise, must be prepared beginning in 2015.
In December 2012, the NAIC approved a new valuation manual containing a principles-based approach to life insurance company reserves. Principles-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. Insurance commissioners of certain states oppose (e.g., New York) or do not actively support the principles-based reserve approach.
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

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on MLIC, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements would be applicable to us in 2019 if the Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation (“FDIC”), Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”), U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. These increased margin requirements, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On January 11, 2013, MetLife Bank, National Association (“MetLife Bank”) and MetLife, Inc. completed the sale of the depository business of MetLife Bank to GE Capital Retail Bank. Subsequently, MetLife Bank terminated its deposit insurance and MetLife, Inc. deregistered as a bank holding company. Additionally, in August 2013, MetLife Bank merged with and into MetLife Home Loans LLC, a non-bank affiliate. As a result, MetLife, Inc. is no longer regulated as a bank holding company or subject to enhanced supervision and prudential standards as a bank holding company with assets of $50 billion or more. However, if, in the future, MetLife, Inc. is designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank systemically important financial institution (“non-bank SIFI”), it could once again be subject to regulation by the Federal Reserve Board and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.” Regulation of MetLife, Inc. as a non-bank SIFI could affect our business. For example, enhanced capital requirements that would be applicable if MetLife, Inc. is designated as a non-bank SIFI, may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, if MetLife, Inc. is designated as a non-bank SIFI, it would need to obtain Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, could be subject to additional restrictions regarding its ability to merge. The Federal Reserve Board would also have the right to require any of MetLife, Inc.’s insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.
On September 4, 2014, the FSOC notified MetLife, Inc. that it has been preliminarily designated as a non-bank SIFI. On October 3, 2014, MetLife, Inc. delivered notice to the FSOC requesting a written and oral evidentiary hearing to contest the FSOC’s proposed determination. In accordance with its regulations, the FSOC held an evidentiary hearing on November 3, 2014 and will make a final determination on MetLife, Inc.’s status as a non-bank SIFI within 60 days after the hearing.
If MetLife, Inc. is designated as a non-bank SIFI, it will be subject to a number of Dodd-Frank requirements that are also applicable to bank holding companies with assets of $50 billion or more, including responsibility to pay assessments and other charges equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more and non-bank SIFIs, as well as enhanced prudential standards.

Enhanced Prudential Standards for Non-Bank SIFIs
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, in accordance with the requirements of section 165 of Dodd-Frank, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply to non-bank SIFIs, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. As described below, the Federal Reserve Board has finalized a number of these requirements for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more, but generally has not taken further action to implement most of these requirements for non-bank SIFIs.
In October 2013, the Federal Reserve Board proposed specific regulations relating to liquidity requirements for banking organizations and some non-bank SIFIs, although the rules would not apply to non-bank SIFIs with substantial insurance operations. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. The enhanced prudential standards include risk-based and leverage capital requirements, liquidity standards, requirements for overall risk management (including establishing a risk committee), stress-test requirements, and a 15-to-1 debt-to-equity limit for these companies. The amendments also establish risk committee requirements and capital stress testing requirements for certain bank holding companies and foreign banking organizations with total consolidated assets of $10 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. The Federal Reserve Board indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which MetLife, Inc. would be regulated, if it is designated as a non-bank SIFI, remains unclear.
The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, the business and competitive position of such insurer non-bank SIFIs could be materially and adversely affected. See “Risk Factors — Regulatory and Legal Risks — Our Insurance and Brokerage Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation - U.S. — Federal Regulatory Agencies.” On September 30, 2014, the Federal Reserve Board announced that it will begin a quantitative impact study (“QIS”) to evaluate the potential effects of its revised regulatory capital framework on savings and loan holding companies and non-bank financial companies supervised by the Federal Reserve Board that are substantially engaged in insurance underwriting activity (insurance holding companies). The Federal Reserve Board is conducting the QIS in order to enable it to design a capital framework for insurance holding companies it supervises that is in compliance with the Collins Amendment. Legislation that would clarify that the Federal Reserve Board may tailor capital rules for insurer non-bank SIFIs has been adopted by the U.S. Senate and the House of Representatives; however, the bills passed by the Senate and House of Representatives differ, and Congress must take action to reconcile the bills before they can be sent to the President for signature.
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

Non-bank SIFIs would also be required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. If the FSOC determines to make a final designation of MetLife, Inc. as a non-bank SIFI, MetLife, Inc. would be required to submit a resolution plan by July 1, 2016, unless the Federal Reserve Board and FDIC require a different due date.
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
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The International Association of Insurance Supervisors (“IAIS”), an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). On November 6, 2014, the FSB published its updated list of G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. The FSB will continue to update the list annually.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). On October 23, 2014, the IAIS released the final BCR approved by the FSB for submission to the Group of Twenty (20 major world economies) leaders in November 2014. The BCR will apply to G-SIIs in 2015. Work on HLA development is in very early stages and how the HLA requirements will be computed remains unclear. The HLA requirements are required to be finalized by the end of 2015. From 2015 to 2018, reporting will be on a confidential basis and subject to refinement by the IAIS. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, the IAIS proposes to develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of DAC and the establishment and amortization of VOBA;

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of employee benefit plan liabilities;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
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

Results of Operations
Consolidated Results

Sales experience was mixed across our businesses for the three months ended September 30, 2014 as compared to the same period of 2013. Despite the slow economic recovery in the U.S., our group term life, dental and disability businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. The introduction of new products also drove growth in our voluntary benefits business. The sustained low interest rate environment has contributed to the underfunding of pension plans; as a result, we experienced a decrease in sales of pension closeouts. Competitive pricing and a relative increase in participation drove an increase in structured settlement sales. Income annuity sales were strong in the current period, rebounding from the discontinuance of one contract in the prior period. Sales of variable annuities declined as we continue to focus on pricing discipline and risk management. Retail life sales were also lower, partially driven by the discontinuance of all but one of our secondary guarantees on universal life products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Revenues
Premiums	$5,087	$4,804	$15,415	$14,563
Universal life and investment-type product policy fees	623	596	1,806	1,773
Net investment income	2,990	2,875	8,931	8,764
Other revenues	440	415	1,303	1,260
Net investment gains (losses)	163	(99)	74	(11)
Net derivative gains (losses)	554	(573)	617	(933)
Total revenues	9,857	8,018	28,146	25,416
Expenses
Policyholder benefits and claims and policyholder dividends	6,017	5,766	18,234	17,388
Interest credited to policyholder account balances	536	551	1,610	1,705
Capitalization of DAC	(106)	(132)	(313)	(438)
Amortization of DAC and VOBA	88	71	482	231
Interest expense on debt	38	38	114	115
Other expenses	1,444	1,464	3,989	4,371
Total expenses	8,017	7,758	24,116	23,372
Income (loss) from continuing operations before provision for income tax	1,840	260	4,030	2,044
Provision for income tax expense (benefit)	537	18	1,150	483
Income (loss) from continuing operations, net of income tax	1,303	242	2,880	1,561
Income (loss) from discontinued operations, net of income tax	—	—	(3)	—
Net income (loss)	1,303	242	2,877	1,561
Less: Net income (loss) attributable to noncontrolling interests	(7)	(5)	(6)	(3)
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,310	$247	$2,883	$1,564
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

During the three months ended September 30, 2014, income (loss) from continuing operations, before provision for income tax, increased $1.6 billion ($1.1 billion, net of income tax) from the prior period primarily driven by favorable changes in net derivative gains (losses), operating earnings and net investment gains (losses). Also included in income (loss) from continuing operations, before provision for income tax, is a $183 million ($119 million, net of income tax) increase as a result of our annual assumption review related to reserves and DAC.

We manage our investment portfolio using disciplined asset/liability management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. Other invested asset classes, including, but not limited to, equity securities, other limited partnership interests and real estate and real estate joint ventures, provide additional diversification and opportunity for long-term yield enhancement in addition to supporting the cash flow and duration objectives of our investment portfolio. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. Additional considerations for our investment portfolio include current and expected market conditions and expectations for changes within our specific mix of products and business segments.
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

	Three Months Ended September 30,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$72	$(254)
Foreign currency exchange rate	230	(316)
Credit	(6)	53
Non-VA embedded derivatives	83	84
Total non-VA program derivatives	379	(433)
VA program derivatives
Embedded derivatives-direct guarantees:
Market risks	(62)	262
Nonperformance risk	5	(9)
Other risks	13	(39)
Total	(44)	214
Embedded derivatives-ceded reinsurance:
Market and other risks	240	(403)
Nonperformance risk	(21)	49
Total	219	(354)
Total VA program derivatives	175	(140)
Net derivative gains (losses)	$554	$(573)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $812 million ($528 million, net of income tax). This was primarily due to the strengthening of the U.S. dollar relative to other key currencies, favorably impacting foreign currency swaps and forwards that primarily hedge foreign denominated fixed maturity securities. In addition, long-term interest rates decreased in the current period but increased in the prior period favorably impacting receive-fixed interest rate swaps. These freestanding derivatives were primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $315 million ($205 million, net of income tax). This was due to a favorable change of $371 million ($241 million, net of income tax) related to market and other risks on direct variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives, partially offset by an unfavorable change of $56 million ($36 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the direct variable annuity embedded derivatives.
The unfavorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $70 million ($45 million, net of income tax) was due to an unfavorable change of $63 million, before income tax, due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as an unfavorable change of $7 million, before income tax, related to changes in our own credit spread. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct variable annuity embedded derivatives of $14 million ($9 million, net of income tax) was due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees.
When equity index levels decrease in isolation, the direct variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk-adjusted rate yields a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.

When the risk-free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk-free interest rate had remained constant. Discounting this unfavorable change by the risk-adjusted rate yields a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
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
The foregoing favorable change in net derivative gains (losses) on VA program derivatives of $315 million ($205 million, net of income tax) was primarily driven by changes in market factors.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in the current period and increased in the prior period contributing to a favorable change in our ceded reinsurance assets and an unfavorable change in our direct embedded derivatives.

•
Key equity index levels were mixed in the current period but increased in the prior period, contributing to an unfavorable change in our direct embedded derivatives and a favorable change in our ceded reinsurance assets.

•
Key equity volatility measures increased in the current period and decreased in the prior period, contributing to a favorable change in our ceded reinsurance assets and an unfavorable change in our direct embedded derivatives.

The favorable change in net investment gains (losses) of $262 million ($170 million, net of income tax) reflects a favorable change in other gains (losses), primarily driven by the impact of changes in foreign currency exchange rates on funding agreement liabilities. An improvement in investment portfolio gains (losses) was the result of higher net gains on real estate and real estate joint ventures and lower net losses on sales of fixed maturity securities.
Results for the current period include a $172 million ($112 million, net of income tax) benefit, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $57 million ($37 million, net of income tax) was recognized in net derivative gains (losses). Of the $172 million benefit, $130  million ($85 million, net of income tax) was associated with DAC and $42 million ($27 million, net of income tax) was related to reserves. With respect to the $57  million gain recorded in net derivative gains (losses), a $68 million gain on direct variable annuity embedded derivatives was partially offset by an $11 million loss on ceded reinsurance embedded derivatives. The $68 million gain on direct variable annuity embedded derivatives was included within the other risks caption in the table above. Of the $11 million loss on ceded reinsurance embedded derivatives, a $12 million loss was included within the nonperformance risk caption in the table above and a $1 million gain was included within the market and other risks caption in the table above.

As a result of our annual assumption review, changes were made to economic, policyholder behavior mortality and other assumptions. The most significant impacts were in the Retail Life and Annuity blocks of business and are summarized as follows:

•	Changes in economic assumptions resulted in reserve decreases, and favorable DAC resulting in a net benefit of $53 million ($35 million, net of income tax).

•
Changes to policyholder behavior and mortality assumptions resulted in reserve decreases, partially offset by unfavorable DAC, resulting in a net benefit of $31 million ($20 million, net of income tax).

•
The remaining updates resulted in reserve increases, which were more than offset by favorable DAC, resulting in a net benefit of $88 million ($57  million, net of income tax). The most notable update was related to our projection of closed block results.

Results for the prior period include an $11 million ($7 million, net of income tax) charge, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $41 million ($27  million, net of income tax) was recognized in net derivative gains (losses). Of the $11 million charge, $41 million ($27  million, net of income tax) was related to reserves, offset by a $30 million ($20 million, net of income tax) charge related to DAC. With respect to the $41 million charge recorded in net derivatives gains (losses), a $44 million loss on direct variable annuity embedded derivatives was included within the other risks caption in the table above and a $3 million gain on ceded reinsurance embedded derivatives was included within the market risks and other risks caption in the table above.
Income tax expense for the three months ended September 30, 2014 was $537 million, or 29% of income (loss) from continuing operations before provision for income tax, compared with $18 million, or 7% of income (loss) from continuing operations before provision for income tax, for the three months ended September 30, 2013. The Company’s third quarter 2014 and 2013 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. The current period includes a $5 million tax charge related to an annual fee, effective January 1, 2014, imposed on health insurers by the Patient Protection and Affordable Care Act (“PPACA”), which was not deductible for income tax purposes.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings increased $204 million, net of income tax, to $929 million, net of income tax, for the three months ended September 30, 2014 from $725 million, net of income tax, for the three months ended September 30, 2013.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

During the nine months ended September 30, 2014, income (loss) from continuing operations, before provision for income tax, increased $2.0 billion ($1.3 billion, net of income tax) from the prior period primarily driven by favorable changes in net derivative gains (losses) and operating earnings. Also included in income (loss) from continuing operations, before provision for income tax, is a $183 million ($119 million, net of income tax) increase as a result of our annual assumption review related to reserves and DAC.

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

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$385	$(1,166)
Foreign currency exchange rate	218	(88)
Credit	31	106
Non-VA embedded derivatives	(378)	726
Total non-VA program derivatives	256	(422)
VA program derivatives
Embedded derivatives-direct guarantees:
Market risks	45	711
Nonperformance risk	5	(41)
Other risks	(49)	9
Total	1	679
Embedded derivatives-ceded reinsurance:
Market and other risks	382	(1,304)
Nonperformance risk	(22)	114
Total	360	(1,190)
Total VA program derivatives	361	(511)
Net derivative gains (losses)	$617	$(933)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $678 million ($441 million, net of income tax). This was primarily due to long-term interest rates decreasing in the current period and increasing in the prior period favorably impacting receive-fixed interest rate swaps and interest rate swaptions. These freestanding derivatives were primarily hedging long duration liability portfolios. The strengthening of the U.S. dollar relative to other key currencies favorably impacted foreign currency swaps and forwards that primarily hedge foreign denominated fixed maturity securities. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged. A change in the value of underlying assets unfavorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis.
The favorable change in net derivative gains (losses) on VA program derivatives was $872 million ($567 million, net of income tax). This was due to a favorable change of $962 million ($625 million, net of income tax) related to market and other risks on direct variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives, partially offset by an unfavorable change of $90 million ($58 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the direct variable annuity embedded derivatives.
The unfavorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $136 million ($88 million, net of income tax) was due to an unfavorable change of $121 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as an unfavorable change of $15 million, before income tax, related to changes in our own credit spread. The favorable change in the nonperformance risk adjustment on the direct variable annuity embedded derivatives of $46 million ($30 million, net of income tax) was primarily due to a favorable change of $45 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees.

The foregoing favorable change in net derivative gains (losses) on VA program derivatives of $872 million ($567 million, net of income tax) was primarily driven by changes in market factors. The primary changes in market factors are summarized as follows:

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

The favorable change in net investment gains (losses) of $85 million ($55 million, net of income tax) reflects a favorable change in other gains (losses) primarily driven by the impact of changes in foreign currency exchange rates on funding agreement liabilities and, to a lesser extent, a favorable change in investment portfolio gains (losses).
Results for the current period include a $172 million ($112 million, net of income tax) benefit, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $57  million ($37 million, net of income tax) was recognized in net derivative gains (losses). Of the $172 million impact, $130  million ($85 million, net of income tax) was associated with DAC and $42 million ($27 million, net of income tax) was related to reserves. With respect to the $57  million gain recorded in net derivative gains (losses), a $68 million gain on direct variable annuity embedded derivatives was partially offset by an $11 million loss on ceded reinsurance embedded derivatives. The $68 million gain on direct variable annuity embedded derivatives was included within the other risks caption in the table above. Of the $11 million loss on ceded reinsurance embedded derivatives, a $12 million loss was included within the nonperformance risk caption in the table above and a $1 million gain was included within the market and other risks caption in the table above.

As a result of our annual assumption review, changes were made to economic, policyholder behavior, mortality and other assumptions. The most significant impacts were in the Retail Life and Annuity blocks of business and are summarized as follows:

•	Changes in economic assumptions resulted in reserve decreases, and favorable DAC, resulting in a net benefit of $53 million ($35 million, net of income tax).

•
Changes to policyholder behavior and mortality assumptions resulted in reserve decreases, partially offset by unfavorable DAC, resulting in a net benefit of $31 million ($20 million, net of income tax).

•
The remaining updates resulted in reserve increases, which were more than offset by favorable DAC, resulting in a net benefit of $88 million ($57  million, net of income tax). The most notable update was related to our projection of closed block results.

Results for the prior period include an $11 million ($7 million, net of income tax) charge, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $41 million ($27  million, net of income tax) was recognized in net derivative gains (losses). Of the $11 million charge, $41 million ($27 million, net of income tax) was related to reserves, offset by a $30 million ($20 million, net of income tax) charge related to DAC. With respect to the $41 million charge recorded in net derivatives gains (losses), a $44 million loss on direct variable annuity embedded derivatives was included within the other risks caption in the table above and a $3 million gain on ceded reinsurance embedded derivatives was included within the market risks and other risks caption in the table above.
Income tax expense for the nine months ended September 30, 2014 was $1.2 billion, or 29% of income (loss) from continuing operations before provision for income tax, compared with $483 million, or 24% of income (loss) from continuing operations before provision for income tax, for the nine months ended September 30, 2013. The Company’s 2014 and 2013 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. The 2014 period includes a $15 million tax charge related to the PPACA fee, which was not deductible for income tax purposes.

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
Operating earnings increased $466 million, net of income tax, to $2.7 billion, net of income tax, for the nine months ended September 30, 2014 from $2.2 billion, net of income tax, for the nine months ended September 30, 2013.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings
Three Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$508	$234	$458	$103	$1,303
Less: Net investment gains (losses)	(2)	(10)	188	(13)	163
Less: Net derivative gains (losses)	314	106	17	117	554
Less: Other adjustments to continuing operations (1)	(74)	(42)	(5)	(20)	(141)
Less: Provision for income tax (expense) benefit	(84)	(18)	(70)	(30)	(202)
Operating earnings	$354	$198	$328	$49	$929
Three Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$72	$42	$114	$14	$242
Less: Net investment gains (losses)	(2)	(3)	(20)	(74)	(99)
Less: Net derivative gains (losses)	(287)	(174)	(154)	42	(573)
Less: Other adjustments to continuing operations (1)	(13)	(44)	1	(16)	(72)
Less: Provision for income tax (expense) benefit	105	78	61	17	261
Operating earnings	$269	$185	$226	$45	$725
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,247	$647	$1,035	$(49)	$2,880
Less: Net investment gains (losses)	9	(11)	80	(4)	74
Less: Net derivative gains (losses)	484	294	109	(270)	617
Less: Other adjustments to continuing operations (1)	(274)	(123)	4	(25)	(418)
Less: Provision for income tax (expense) benefit	(77)	(56)	(68)	104	(97)
Operating earnings	$1,105	$543	$910	$146	$2,704

Nine Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$303	$136	$556	$566	$1,561
Less: Net investment gains (losses)	27	(15)	(29)	6	(11)
Less: Net derivative gains (losses)	(709)	(615)	(238)	629	(933)
Less: Other adjustments to continuing operations (1)	(25)	(129)	62	(21)	(113)
Less: Provision for income tax (expense) benefit	247	266	72	(205)	380
Operating earnings	$763	$629	$689	$157	$2,238
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$3,082	$4,400	$2,016	$359	$9,857
Less: Net investment gains (losses)	(2)	(10)	188	(13)	163
Less: Net derivative gains (losses)	314	106	17	117	554
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(58)	(41)	(4)	—	(103)
Total operating revenues	$2,828	$4,345	$1,815	$255	$9,243
Total expenses	$2,299	$4,033	$1,313	$372	$8,017
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(10)	—	—	—	(10)
Less: Other adjustments to expenses (1)	26	—	2	20	48
Total operating expenses	$2,283	$4,033	$1,311	$352	$7,979
Three Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,393	$3,876	$1,514	$235	$8,018
Less: Net investment gains (losses)	(2)	(3)	(20)	(74)	(99)
Less: Net derivative gains (losses)	(287)	(174)	(154)	42	(573)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	2	—	—	—	2
Less: Other adjustments to revenues (1)	(65)	(44)	7	(4)	(106)
Total operating revenues	$2,745	$4,097	$1,681	$271	$8,794
Total expenses	$2,281	$3,811	$1,340	$326	$7,758
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(64)	—	—	—	(64)
Less: Other adjustments to expenses (1)	14	—	6	12	32
Total operating expenses	$2,331	$3,811	$1,334	$314	$7,790
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$8,694	$13,211	$5,688	$553	$28,146
Less: Net investment gains (losses)	9	(11)	80	(4)	74
Less: Net derivative gains (losses)	484	294	109	(270)	617
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(15)	—	—	—	(15)
Less: Other adjustments to revenues (1)	(184)	(123)	10	(4)	(301)
Total operating revenues	$8,400	$13,051	$5,489	$831	$27,771
Total expenses	$6,775	$12,193	$4,097	$1,051	$24,116
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	14	—	—	—	14
Less: Other adjustments to expenses (1)	61	—	7	20	88
Total operating expenses	$6,700	$12,193	$4,090	$1,031	$24,014

Nine Months Ended September 30, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$7,322	$11,709	$4,877	$1,508	$25,416
Less: Net investment gains (losses)	27	(15)	(29)	6	(11)
Less: Net derivative gains (losses)	(709)	(615)	(238)	629	(933)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	8	—	—	—	8
Less: Other adjustments to revenues (1)	(196)	(129)	60	(7)	(272)
Total operating revenues	$8,192	$12,468	$5,084	$880	$26,624
Total expenses	$6,855	$11,499	$4,022	$996	$23,372
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(183)	—	—	—	(183)
Less: Other adjustments to expenses (1)	20	—	(2)	14	32
Total operating expenses	$7,018	$11,499	$4,024	$982	$23,523
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$5,087	$4,804	$15,415	$14,563
Universal life and investment-type product policy fees	608	579	1,775	1,723
Net investment income	3,108	2,996	9,278	9,078
Other revenues	440	415	1,303	1,260
Total operating revenues	9,243	8,794	27,771	26,624
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	5,999	5,753	18,189	17,382
Interest credited to policyholder account balances	533	544	1,601	1,691
Capitalization of DAC	(106)	(132)	(313)	(438)
Amortization of DAC and VOBA	90	135	454	416
Interest expense on debt	38	38	113	113
Other expenses	1,425	1,452	3,970	4,359
Total operating expenses	7,979	7,790	24,014	23,523
Provision for income tax expense (benefit)	335	279	1,053	863
Operating earnings	$929	$725	$2,704	$2,238
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The increase in operating earnings was the result of higher net investment income from portfolio growth, favorable refinements to DAC and other insurance-related liabilities, a decrease in interest credited expense, as a result of the sustained low interest rate environment, and higher asset-based fee revenues from improved equity market performance. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
We benefited from strong sales and business growth across many of our products. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity products. Growth in our investment portfolio from funding agreement issuances and strong sales of structured settlements, pension closeouts and institutional income annuities in our Corporate Benefit Funding segment, positive net flows from our retail life business and current period premiums and deposits in our Group, Voluntary & Worksite Benefits segment, generated higher net investment income. This was partially offset by the related increase in interest credited expense. In addition, surrenders and withdrawals of our annuity products exceeded sales for the current period resulting in lower asset-based fees. The changes in business growth discussed above resulted in a $58 million increase in operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings increase of $14 million and were primarily related to favorable DAC unlockings in our traditional and universal life businesses, partially offset by unfavorable DAC unlockings in our variable annuity business. In addition to our annual updates, refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $48 million increase in operating earnings.

Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on yields from fixed maturity securities, partially offset by higher returns on other limited partnership interests and real estate joint ventures, higher income on currency and interest rate derivatives and increased prepayment fee income. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. Very favorable equity market returns in the prior period drove lower DAC amortization in that period as compared to the current period where equity returns were much less favorable. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The changes in market factors discussed above resulted in a $27 million increase in operating earnings.
Operating earnings increased due to declines in expenses of $22 million, mainly the result of lower employee-related costs. However, this was largely offset by the PPACA fee which reduced operating earnings by $15 million in the current period.
Unfavorable mortality experience, most notably in our Group, Voluntary & Worksite Benefits segment, was largely offset by favorable experience in our Corporate Benefit Funding segment, resulting in a slight decrease in operating earnings from the prior period.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. In the current period, the Company realized additional tax benefits of $40 million compared to the prior period, primarily from the higher utilization of tax preferenced investments. The current period includes a $5 million tax charge related to the PPACA fee, which is not deductible for income tax purposes.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary driver of the increase in operating earnings was a $140 million decrease in expenses due to adjustments made to better align the allocation of acquisition expenses with affiliates’ sales revenue. Excluding this impact, operating earnings improved as a result of higher net investment income from portfolio growth, a decrease in interest credited expense as a result of the sustained low interest rate environment, and higher asset-based fee revenues from improved equity market performance, partially offset by unfavorable mortality and morbidity experience. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on yields from fixed maturity securities and mortgage loans and decreased earnings on our wholly-owned real estate and alternative investments, partially offset by higher returns on other limited partnership interests and real estate joint ventures, in addition to higher income on interest rate and currency derivatives and prepayment fees. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. However, this was partially offset by higher DAC amortization due to the significant prior period equity market increase. The changes in market factors discussed above resulted in a $111 million increase in operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings increase of $14 million and were primarily related to favorable DAC unlockings in our traditional and universal life businesses, partially offset by unfavorable DAC unlockings in our variable annuity business. In addition to our annual updates, refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $115 million increase in operating earnings, which includes a favorable reserve adjustment in the current period related to disability premium waivers in our Retail segment.
We benefited from strong sales and business growth across many of our products. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity products. Growth in our investment portfolio from funding agreement issuances and strong sales of structured settlements, pension closeouts and institutional income annuities in our Corporate Benefit Funding segment, positive net flows from our retail life business and current period premiums and deposits in our Group, Voluntary & Worksite Benefits segment, generated higher net investment income. This was partially offset by the related increase in interest credited expense. In addition, surrenders and withdrawals of our annuity products exceeded sales for the current period resulting in lower asset-based fees. The changes in business growth discussed above resulted in a $67 million increase in operating earnings.

Operating earnings increased due to declines in expenses of $69 million, mainly the result of lower employee-related costs. However, this was largely offset by the PPACA fee, which reduced operating earnings by $44 million in the current period.
Less favorable mortality and morbidity experience, primarily in our Group, Voluntary & Worksite Benefits segment, resulted in a $99 million decrease in operating earnings.
The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. In the current period, the Company realized additional tax benefits of $55 million compared to the prior period, primarily from the higher utilization of tax preferenced investments. This was partially offset by a $15 million tax charge related to the PPACA fee, which was not deductible for income tax purposes.

Segment Results and Corporate & Other
Retail

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$1,010	$976	$2,978	$2,903
Universal life and investment-type product policy fees	377	363	1,092	1,042
Net investment income	1,344	1,318	4,057	4,005
Other revenues	97	88	273	242
Total operating revenues	2,828	2,745	8,400	8,192
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	1,581	1,510	4,669	4,612
Interest credited to policyholder account balances	245	248	729	742
Capitalization of DAC	(92)	(125)	(272)	(400)
Amortization of DAC and VOBA	78	123	422	379
Interest expense on debt	1	2	3	4
Other expenses	470	573	1,149	1,681
Total operating expenses	2,283	2,331	6,700	7,018
Provision for income tax expense (benefit)	191	145	595	411
Operating earnings	$354	$269	$1,105	$763
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts (with the exception of sales data) discussed below are net of income tax.
Changes to our guarantee features since 2012, along with continued management of sales in the current period by focusing on pricing discipline and risk management, drove a decrease in variable annuity sales. Life sales were also lower, partially driven by the discontinuance of all but one of our secondary guarantees on universal life products.
A $20 million increase in operating earnings was attributable to business growth. Our life business had positive net flows, despite a decline in universal life sales, which resulted in higher net investment income. This favorable impact was partially offset by lower fees as the prior period benefited from the first year fees received on the now discontinued secondary guarantees on our universal life products. In our deferred annuities business, surrenders and withdrawals exceeded sales for the current period, resulting in negative cash flows contributing to a reduction in average separate account balances and, consequently, asset-based fees, partially offset by a reduction in interest credited expenses in the general account and a decrease in DAC amortization. In addition, operating earnings increased as a result of an affiliated reinsurance treaty entered into in connection with the Mergers. We also earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to the prior period.
A $13 million increase in operating earnings was attributable to changes in market factors, including equity markets and interest rates. Continued strong equity market performance since the last period increased our average separate account balances, which drove higher asset-based fees. Equity market performance also drove higher investment income from other limited partnership interests. Very favorable equity market returns in the prior period drove lower DAC amortization in that period as compared to the current period where equity returns were much less favorable. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities as proceeds from maturing investments were reinvested at lower yields.
Favorable morbidity experience in our individual disability income business, partially offset by unfavorable mortality experience in our life business, resulted in a $2 million increase in operating earnings.

On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings increase of $14 million and were primarily related to favorable DAC unlockings in our traditional and universal life businesses, partially offset by unfavorable DAC unlockings in our variable annuity business. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in an $11 million increase in operating earnings. A decline in expenses of $29 million contributed to the increase in operating earnings, mainly the result of lower employee-related costs.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary driver of the increase in operating earnings was a $140 million decrease in expenses due to adjustments made to better align the allocation of acquisition expenses with affiliates’ sales revenue.
A $45 million increase in operating earnings was attributable to business growth. Our life business had positive net flows, despite a decline in universal life sales, which resulted in higher net investment income. This favorable impact was partially offset by lower fees, as the prior period benefited from the first year fees on the now discontinued secondary guarantees on our universal life products, and an increase in interest credited expenses. In our deferred annuities business, surrenders and withdrawals exceeded sales for the period, resulting in negative cash flows contributing to a decrease in average separate account balances and, consequently, asset-based fees, partially offset by a reduction in interest credited expenses in the general account and lower DAC amortization. In addition, operating earnings increased as a result of a new affiliated reinsurance treaty entered into in connection with the Mergers. We also earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to the prior period.
An $18 million increase in operating earnings was attributable to changes in market factors, including equity markets and interest rates. Strong equity market performance increased our average separate account balances, driving an increase in asset-based fee income; however, this was partially offset by higher DAC amortization. The more favorable equity market returns in the prior period drove lower DAC amortization in that period compared to the current period where equity returns were much less favorable. This positive equity market performance also drove higher net investment income from other limited partnership interests. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This negative interest rate impact was partially offset by lower interest credited expense, as we reduced interest credited rates on contracts with discretionary rate reset provisions, and lower DAC amortization in our life business. These decreases were partially offset by higher income from real estate joint ventures and increased prepayment fee income.
Less favorable mortality experience in our traditional life and variable and universal life businesses, partially offset by an increase in the immediate annuities business, resulted in a $7 million decrease in operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings increase of $14 million and were primarily related to favorable DAC unlockings in our traditional and universal life businesses, partially offset by unfavorable DAC unlockings in our variable annuity business. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $53 million increase in operating earnings, primarily driven by a favorable reserve adjustment in the current period related to disability premium waivers in our life business. Operating earnings increased due to a decline in expenses of $78 million, mainly the result of lower employee-related costs.

Group, Voluntary & Worksite Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$3,606	$3,383	$10,863	$10,308
Universal life and investment-type product policy fees	180	171	538	521
Net investment income	458	443	1,340	1,336
Other revenues	101	100	310	303
Total operating revenues	4,345	4,097	13,051	12,468
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	3,466	3,274	10,494	9,904
Interest credited to policyholder account balances	38	39	117	116
Capitalization of DAC	(4)	(5)	(12)	(15)
Amortization of DAC and VOBA	8	8	19	20
Interest expense on debt	—	—	—	1
Other expenses	525	495	1,575	1,473
Total operating expenses	4,033	3,811	12,193	11,499
Provision for income tax expense (benefit)	114	101	315	340
Operating earnings	$198	$185	$543	$629
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The macroeconomic environment continues to signal stronger growth and is likely to instill further confidence in the U.S. economy. The improvement in the U.S. economy and overall employment remains slow and steady. In the current period, premiums increased across the segment. Our term life, dental and disability businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from pricing actions on existing business. In addition, premiums in our term life business increased due to the impact of experience adjustments on our participating contracts, however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. The introduction of new products also drove growth in the voluntary benefits business. Although we have discontinued selling our long-term care (“LTC”) product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment.
Favorable claims experience in accidental death and dismemberment, within our group life business, and in our disability business was partially offset by increased utilization of services across most channels of our dental business, resulting in an $8 million increase in operating earnings. Operating earnings from our term life business increased by $17 million as a result of a favorable reserve refinement in the current period; however, this was almost entirely offset by a $16 million decrease due to increased claims severity, primarily in our group universal life business. In our LTC business, increases in new and pending claims resulted in an $11 million decrease in operating earnings; however, this was almost entirely offset by a $10 million favorable reserve refinement in the current period.
The impact of changes in market factors, including equity markets and interest rates, resulted in higher investment yields. The increase in yields was primarily driven by higher returns on other limited partnership interests, real estate joint ventures and increased prepayment fee income, partially offset by the negative impact of the sustained low interest rate environment on yields from fixed maturity securities. Unlike in the Retail and Corporate Benefit Funding segments, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The increase in investment yields, along with a slight decrease in crediting rates in the current period, improved operating earnings by $3 million.

Growth in premiums and deposits in the current period, partially offset by a reduction in policyholder account balances (“PABs”) and other liabilities, resulted in an increase in our average invested assets, increasing operating earnings by $7 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts increased by $7 million. The PPACA fee increased other expenses by $15 million in the current period; however, the impact of the assessment was mostly offset by a related increase in premiums in the dental business. The remaining increase in other operating expenses was more than offset by the remaining increase in premiums, fees and other revenues.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Our life business experienced less favorable mortality in the current period, mainly due to increased claims incidence and severity in the group universal life business and an increase in claims severity in the term life business, which resulted in a $52 million decrease in operating earnings. Unfavorable claims experience in our disability business, driven by higher approvals and lower net closures, coupled with increased utilization of services across most channels of our dental business, were partially offset by a decline in new and pending claims in our LTC business, resulting in a $52 million decrease in operating earnings. The impact of favorable reserve refinements in the current period resulted in an increase in operating earnings of $43 million.
The impact of changes in market factors, including equity markets and interest rates, resulted in lower investment yields. The decrease in yields was primarily driven by the negative impact of the sustained low interest rate environment on yields from fixed maturity securities and mortgage loans, as well as decreased income on alternative investments and interest rate derivatives, partially offset by higher returns on our real estate joint ventures and other limited partnership interests. The decrease in investment yields, slightly offset by lower crediting rates in the current period, reduced operating earnings by $26 million.
Growth in premiums and deposits in the current period, partially offset by a reduction in PABs, other liabilities and allocated equity, resulted in an increase in our average invested assets, increasing operating earnings by $29 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $18 million. The PPACA fee increased other expenses by $44 million in the current period; however, the impact of the assessment was mostly offset by a related increase in premiums in the dental business. The remaining increase in other operating expenses, driven by business growth and voluntary product initiatives, was largely offset by the remaining increase in premiums, fees and other revenues.

Corporate Benefit Funding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$438	$425	$1,475	$1,295
Universal life and investment-type product policy fees	51	45	145	160
Net investment income	1,257	1,144	3,655	3,425
Other revenues	69	67	214	204
Total operating revenues	1,815	1,681	5,489	5,084
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	929	946	2,965	2,817
Interest credited to policyholder account balances	250	257	755	833
Capitalization of DAC	(10)	(2)	(29)	(23)
Amortization of DAC and VOBA	4	4	13	17
Interest expense on debt	3	3	8	8
Other expenses	135	126	378	372
Total operating expenses	1,311	1,334	4,090	4,024
Provision for income tax expense (benefit)	176	121	489	371
Operating earnings	$328	$226	$910	$689
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The sustained low interest rate environment has contributed to the underfunding of pension plans, which limits our customers’ ability to engage in full pension plan closeout terminations. However, we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. Lower pension closeouts in the current period resulted in a decrease in premiums. However, competitive pricing and a relative increase in participation drove an increase in structured settlement sales in the current period. Income annuity sales were also strong in the current period, rebounding from the discontinuance of one contract in the prior period. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits.
The impact of changes in market factors, including the impact of the sustained low interest rate environment on fixed maturity securities, drove a slight decrease in investment yields. This unfavorable change was partially offset by improved returns on other limited partnership interests and real estate joint ventures, and higher income on interest rate and currency derivatives. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense and slightly lower investment returns resulted in a net increase in operating earnings of $26 million.
The impact of funding agreement issuances, an increase in allocated equity and strong sales in structured settlements, pension closeouts and group annuities resulted in higher invested assets, which drove an increase in net investment income that was partially offset by the related increase in interest credited expense and resulted in a $44 million increase in operating earnings. In addition, strong investment performance and large case sales for our separate account products drove higher average account balances which resulted in an increase in separate account fees of $6 million.
Favorable mortality in both periods, spread across products, resulted in a $14 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both periods resulted in a $10 million increase in operating earnings.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The impact of changes in market factors drove higher investment yields, including higher income on interest rate derivatives, improved returns on real estate joint ventures and other limited partnership interests and increased prepayment fees. These favorable changes were partially offset by the impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans. Many of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense and higher investment returns resulted in an increase in operating earnings of $120 million.
An increase in allocated equity, the impact of funding agreement issuances and strong sales in structured settlements, pension closeouts and group annuities resulted in higher invested assets, which drove an increase in net investment income that was partially offset by the related increase in interest credited expense and resulted in a $60 million increase in operating earnings. In addition, strong investment performance and large case sales for our separate account products drove higher average account balances which resulted in an increase in separate account fees of $6 million.
Favorable mortality in the current period, primarily in our structured settlements business, resulted in a $9 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both periods increased operating earnings by $19 million.

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
OPERATING REVENUES
Premiums	$33	$20	$99	$57
Net investment income	49	91	226	312
Other revenues	173	160	506	511
Total operating revenues	255	271	831	880
OPERATING EXPENSES
Policyholder benefits and claims and policyholder dividends	23	23	61	49
Interest expense on debt	34	33	102	100
Other expenses	295	258	868	833
Total operating expenses	352	314	1,031	982
Provision for income tax expense (benefit)	(146)	(88)	(346)	(259)
Operating earnings	$49	$45	$146	$157
The table below presents operating earnings by source on an after-tax basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)

Net investment income	$32	$59	$147	$203
Interest expense on debt	(22)	(21)	(66)	(65)
Acquisition costs	—	(5)	(5)	(15)
Corporate initiatives and projects	(34)	(23)	(94)	(62)
Incremental tax benefit	112	73	276	223
Other	(39)	(38)	(112)	(127)
Operating earnings	$49	$45	$146	$157
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $4 million, primarily due to higher incremental tax benefits, largely offset by lower net investment income and higher costs associated with corporate initiatives and projects. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.

Net investment income decreased by $27 million driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, lower mark-to-market income on trading securities and the adverse impact of the sustained low interest rate environment on yields from our fixed maturity securities. These decreases were partially offset by higher mark-to-market income on residential mortgage loans carried at fair value.
Expenses related to corporate initiatives and projects increased by $11 million, primarily due to higher relocation costs, severance and consulting expenses.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. Higher utilization of tax preferenced investments and other benefits increased our operating earnings by $39 million over the prior period.
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings decreased by $11 million, primarily due to lower net investment income and higher expenses related to corporate initiatives and projects, partially offset by higher incremental tax benefits and a decrease in other expenses. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Net investment income decreased by $56 million driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, the adverse impact of the sustained low interest rate environment on yields from our fixed maturity securities and lower returns on real estate investments. These decreases were partially offset by improved returns on other limited partnership interests and higher mark-to-market income on residential mortgage loans carried at fair value.
Acquisition costs decreased by $10 million due to lower internal resource costs for associates committed to certain acquisition activities.
Expenses related to corporate initiatives and projects increased by $32 million primarily due to higher relocation costs, severance and consulting expenses. These expenses include a $10 million decrease in restructuring charges, the majority of which related to severance. Other expenses decreased $15 million primarily driven by lower employee-related costs and lower costs associated with interest on uncertain tax positions.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. Higher utilization of tax preferenced investments and other benefits increased our operating earnings by $53 million over the prior period.

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

•
Interest credited to PABs includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of PABs but do not qualify for hedge accounting treatment;

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
We believe the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Operating revenues, operating expenses and operating earnings should not be viewed as substitutes for the following financial measures calculated in accordance with GAAP: GAAP revenues, GAAP expenses and income (loss) from continuing operations, net of income tax, respectively. Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”
In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”); (ii) Part II, Item 1, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014; and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2013 Annual Report, Metropolitan Life Insurance Company received approximately 5,898 asbestos-related claims in 2013. During the nine months ended September 30, 2014 and 2013, Metropolitan Life Insurance Company received approximately 3,641 and 4,256 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2013 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2013. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2014.
Unclaimed Property Inquiries and Related Litigation
Total Asset Recovery Services, LLC on behalf of the State of Florida v. MetLife, Inc., et. al. (Cir. Ct. Leon County, FL, filed October 27, 2010)
Alleging that Metropolitan Life Insurance Company violated the Florida Disposition of Unclaimed Property law by failing to escheat to Florida benefits of 9,022 life insurance contracts, Total Asset Recovery Services, LLC (the “Relator”) brought an action under the Florida False Claims Act seeking to recover damages on behalf of Florida. The Relator alleged that the aggregate damages attributable to Metropolitan Life Insurance Company, including statutory damages and treble damages, were $767 million. On August 20, 2013, the court granted Metropolitan Life Insurance Company’s motion to dismiss the action. On September 19, 2014, the District Court of Appeal affirmed the decision granting the dismissal.
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that Metropolitan Life Insurance Company, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that Employee Retirement Income Security Act of 1974 (“ERISA”) prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On September 26, 2012, the court denied Metropolitan Life Insurance Company’s motion to dismiss the complaint. The trial has been scheduled for February 2015.

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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company's business or operations described under “Risk Factors” in Part I, Item 1A, of the 2013 Annual Report, as supplemented and amended by the information under “Risk Factors” in Part II, Item 1A of Metropolitan Life Insurance Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, which are incorporated herein by reference.
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
Insurance Regulation - U.S.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risk. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. We also cede most of the variable annuity guarantee risks to a captive reinsurer, which allows us to consolidate hedging and other risk management programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business” for information regarding MetLife, Inc.’s plans to merge three U.S.-based life insurance companies and a former offshore reinsurance subsidiary to create one larger U.S.-based and U.S.-regulated life insurance company. If state insurance regulators restrict the use of such captive reinsurers by following the lead of the New York State Department of Financial Services which has recommended a moratorium on such transactions, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products or to hedge the associated risks efficiently, and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations.
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

Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. Other aspects of our insurance operations could also be affected by Dodd-Frank. For example, Dodd-Frank subjects any entity designated as a non-bank systemically important financial institution (“non-bank SIFI”) to enhanced prudential supervision and authorizes the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to impose additional capital requirements. In addition, under the so-called Volcker Rule, the Federal Reserve Board could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. MetLife, Inc. could be subject to such requirements and limits were it to be designated as a non-bank SIFI, which could adversely affect our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included elsewhere herein.
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
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future, be designated by the Financial Stability Oversight Council (“FSOC”) as a non-bank SIFI, and could once again be subject to regulation by the Federal Reserve Board and subject to enhanced supervision and prudential standards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included elsewhere herein.
Moreover, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. If such measures were adopted, including as a result of MetLife, Inc.’s potential designation as a non-bank SIFI, they could materially adversely affect our ability to conduct business, our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included elsewhere herein.
Regulation of Brokers and Dealers
Dodd-Frank also authorized the U.S. Securities and Exchange Commission (the “SEC”) to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail and other customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. See “Business — Regulation — Securities, Broker-Dealer and Investment Adviser Regulation” included in the 2013 Annual Report.
Employee Retirement Income Security Act of 1974 Considerations
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

The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and individual retirement accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2015. See “Business — Regulation — Employee Retirement Income Security Act of 1974 (“ERISA”) Considerations” included in the 2013 Annual Report.
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
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
While MetLife, Inc. has de-registered as a bank holding company, it may, in the future be designated by the FSOC as a non-bank SIFI. This would subject MetLife, Inc. to enhanced supervision and prudential standards which could adversely affect our ability to compete with other insurers that are not subject to those requirements and adversely affect our business and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”
On September 4, 2014, the FSOC notified MetLife, Inc. that it has been preliminarily designated as a non-bank SIFI. On October 3, 2014, MetLife, Inc. delivered notice to the FSOC requesting a written and oral evidentiary hearing to contest the FSOC’s proposed determination. In accordance with its regulations, the FSOC held an evidentiary hearing on November 3, 2014 and will make a final determination on MetLife, Inc.’s status as a non-bank SIFI within 60 days after the hearing. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. In December 2011, the Federal Reserve Board proposed a set of prudential standards (“Regulation YY”) that would apply a set of prudential standards to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplates that these standards would be subject to the authority of the Federal Reserve Board to determine, on its own or in response to a recommendation by the FSOC, to tailor the application of the enhanced standards to different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. On February 18, 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not, but the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included elsewhere herein. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. remains unclear. The Federal Reserve Board has stated that it believes other provisions of Dodd-Frank, known as the Collins Amendment, constrain its ability to tailor capital standards for non-bank SIFIs.

In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the International Association of Insurance Supervisors (“IAIS”) is participating in the Financial Stability Board’s (“FSB”) initiative to identify global systemically important financial institutions. To this end, the IAIS devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to global systemically important insurers (“G-SIIs”). On November 6, 2014, the FSB published its updated list of G-SIIs, based on the IAIS’ assessment methodology, which includes MetLife, Inc. As directed by the FSB, the IAIS has developed G-SII basic capital requirements (“BCR”) as the basis for the calculation of additional capital. The BCR will apply to G-SIIs in 2015. In addition, the IAIS has confirmed that it will develop a risk-based global insurance capital standard by 2016 which will apply to all internationally active insurance groups, including G-SIIs, with implementation to begin in 2019 after two years of testing and refinement. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers.”
If such measures were adopted, including as a result of the potential designation of MetLife, Inc. as a non-bank SIFI, they could materially adversely affect our ability to conduct business and our results of operations and financial condition. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Further, counterparty exposure limits could affect our ability to engage in hedging activities. The Federal Reserve Board would also have the right to require us or any of our affiliates to take prompt action to correct any financial weaknesses. See “Business — Regulation” in the 2013 Annual Report.
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
On July 14, 2014, the District of Columbia (“DC”) adopted a law that imposes an assessment on health insurers doing business in DC, including those that issue policies covering the Health Insurance Portability and Accountability Act excepted benefits (which includes critical illness, accident, dental, vision, disability income, long-term care and hospital indemnity insurance, among other products the Company sells). This assessment will spread the funding of the DC public healthcare exchange’s $26  million budget across all health insurers, including those that do not and/or could not sell insurance on the exchange. An insurance trade group has filed suit on behalf of the industry challenging this assessment, arguing that it is preempted by the Health Care Act, and that it is unconstitutional. The Company and an affiliate have received assessments totaling approximately $433,000. The court has not yet ruled on this matter and the assessments were paid on September 30, 2014. While the financial impact to the Company of DC’s action will be minimal, if other states successfully adopt this model, there could be an impact on product pricing and sales.
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
Investments-Related Risks
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will likely increase under Dodd-Frank as a result of the requirement to pledge initial margin for over-the-counter (“OTC”) derivatives that are cleared and settled through central clearing counterparties (“OTC-cleared”) transactions entered into after June 10, 2013 and for OTC derivatives that are bilateral contracts between two counterparties (“OTC-bilateral”) transactions entered into after the phase-in period, which would be applicable to us in 2019 if the Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”), U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. Each of these items could also adversely affect our liquidity. The Prudential Regulators, CFTC, central clearinghouses and counterparties may also restrict or eliminate certain types of previously eligible collateral, which could also adversely affect our liquidity or charge us to pledge such collateral which would increase our costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Regulation of Over-the-Counter Derivatives” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” in the 2013 Annual Report.

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
Date: November 12, 2014

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