Form 10-K
period 2014-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2015-03-27
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-55029
Metropolitan Life Insurance Company
(Exact name of registrant as specified in its charter)

New York	13-5581829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, New York, N.Y.	10166-0188
(Address of principal executive offices)	(Zip Code)
(212) 578-9500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 27, 2015, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

As used in this Form 10-K, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MLIC. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company's filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the capital and credit markets, which may affect our ability to meet liquidity needs and access capital, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and defaults, and changes to investment valuations; (10) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (11) impairments of goodwill and realized losses or market value impairments to illiquid assets; (12) defaults on our mortgage loans; (13) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (14) fluctuations in foreign currency exchange rates; (15) downgrades in our claims paying ability, financial strength ratings or those of MetLife, Inc.’s other insurance subsidiaries, or MetLife, Inc.’s credit ratings; (16) an inability of MetLife, Inc. or MLIC to access its credit facilities; (17) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (18) differences between actual claims experience and underwriting and reserving assumptions; (19) ineffectiveness of MetLife's risk management policies and procedures; (20) catastrophe losses; (21) deterioration in the experience of the closed block established in connection with the reorganization of MLIC; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and the adjustment for nonperformance risk; (25) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, and integrating and managing the growth of such acquired businesses, or arising from dispositions of businesses or legal entity reorganizations; (26) changes in accounting standards, practices and/or policies; (27) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, Inc. and its subsidiaries, as well as health care and other employee benefits; (28) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (29) inability to attract and retain sales representatives; (30) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife's disaster recovery systems, cyber- or other information security systems and management continuity planning; (31) the effectiveness of MetLife's programs and practices in avoiding giving associates incentives to take excessive risks; and (32) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company's filings with the U.S. Securities and Exchange Commission. Metropolitan Life Insurance Company does not undertake any obligation to publicly correct or update any forward-looking statement if Metropolitan Life Insurance Company later becomes aware that such statement is not likely to be achieved. Please consult any further disclosures Metropolitan Life Insurance Company makes on related subjects in reports to the U.S. Securities and Exchange Commission.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

Part I

Item 1. Business

Overview
As used in this Form 10-K, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
The Company is a provider of life insurance, annuities, employee benefits and asset management and is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See “— Segments and Corporate & Other,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Economic Capital” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
In December 2014, Metropolitan Life Insurance Company distributed to MetLife, as a dividend, all of the issued and outstanding shares of common stock of its wholly-owned, broker-dealer subsidiary, New England Securities Corporation (“NES”). See Note 3 of the Notes to the Consolidated Financial Statements for further information.
In November 2014, MetLife Insurance Company of Connecticut (“MICC”), a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company, and its affiliate, MetLife Investors Insurance Company, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a former offshore, reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife Insurance Company USA (“MetLife USA”). Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with Metropolitan Life Insurance Company all existing New York insurance policies and annuity contracts that include a separate account feature. Prior to the Mergers, Metropolitan Life Insurance Company also recaptured certain risks ceded to Exeter and assumed certain risks from an affiliate.
The Mergers have provided increased transparency relative to our capital allocation and variable annuity risk management. In addition, the Company expects that the Mergers (i) may mitigate to some degree the impact of any restrictions on the use of captive reinsurers that could be adopted by insurance regulators by reducing our exposure to and use of captive reinsurers; and (ii) will reduce the reliance on MetLife, Inc. to fund derivatives collateral requirements. See Note 6 of the Notes to the Consolidated Financial Statements for further information on the Mergers, and see “Business — Regulation — Insurance Regulation — Insurance Regulatory Examinations and Other Activities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” for information on our use of captive reinsurers.
We provide a variety of insurance and financial services products, including life, dental, disability, guaranteed interest, stable value and annuities, through both proprietary and independent retail distribution channels, as well as at the workplace.
Revenues derived from an agreement with the U.S. Office of Personnel Management for the Federal Employees’ Group Life Insurance program were $2.8 billion, $2.5 billion and $2.5 billion for the years ended December 31, 2014, 2013 and 2012, respectively, which represented 11%, 10% and 11%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2014, 2013 and 2012. Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.
We are one of the largest institutional investors in the U.S. with a $282.7 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, commercial and agricultural mortgage loans, U.S. Treasury and agency securities, as well as real estate and corporate equity at December 31, 2014. Over the past several years, we have taken a number of actions to further diversify and strengthen our general account portfolio.

Our well-recognized brand, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth, building on a long history of fairness, honesty and integrity. Over the course of the next several years, we will pursue the following objectives to achieve our goals:

•	Refocus the businesses

–	Shift product mix away from capital intensive products

–	Invest in growth initiatives for the voluntary/worksite, accident & health, and direct channels

–	Drive margin improvement

•	Drive toward customer centricity and a wider reaching brand

–	Further institutionalize customer centric actions and culture

–	Grow consideration and preference for MetLife’s brand in key markets
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
Our Group, Voluntary & Worksite Benefits insurance products and services include life, dental, group short- and long-term disability, long-term care (“LTC”), accidental death and dismemberment (“AD&D”), critical illness and accident & health coverages, as well as prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers. Under such ASO arrangements, the employer is at risk, as we have not issued an insurance policy. We pay claims funded by the employer and perform other administrative services on behalf of the employer.
The major products within Group,Voluntary & Worksite Benefits are as follows:
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
Corporate Benefit Funding
The Corporate Benefit Funding segment provides funding and financing solutions that help institutional customers mitigate and manage liabilities primarily associated with their qualified, nonqualified and welfare employee benefit programs using a spectrum of life and annuity-based insurance and investment products.
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
General account annuity products include nonparticipating closeout contracts and terminal funding annuity contracts. Under nonparticipating closeout contracts, group annuity benefits may be purchased for retired and terminated employees or employees covered under terminating or ongoing pension plans. Both immediate and deferred annuities may be purchased by a single premium at issue. There are generally no cash surrender rights, with some exceptions including certain contracts that include liabilities for cash balance pension plans. A terminal funding contract is a nonparticipating group annuity contract that is available for purchasing guaranteed payout annuities for employees upon retirement or termination of employment. These annuities can be either life contingent or non-life contingent. These annuities are nonparticipating, do not provide for any loan or cash surrender value and, with few exceptions, do not permit future considerations.
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
Capital Markets Investment Products. Products we offer include funding agreements, funding agreement-backed notes and funding agreement-backed commercial paper. We also issue funding agreements to receive Federal Home Loan Bank (“FHLB”) advances and through a program with the Federal Agricultural Mortgage Corporation (“Farmer Mac”).

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
Through the Farmer Mac program, funding agreements have been issued by Metropolitan Life Insurance Company to Farmer Mac, as well as to certain special purpose entities (“SPEs”) that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac.
Other Corporate Benefit Funding Products and Services. We offer specialized life insurance products and funding agreements designed specifically to provide solutions for funding postretirement benefits and company-, bank- or trust- owned life insurance used to finance nonqualified benefit programs for executives.
Corporate & Other
Corporate & Other contains the excess capital, as well as enterprise-wide strategic initiative restructuring charges, not allocated to the segments, various start-up businesses (including our investment management business through which we offer fee-based investment management services to institutional clients, as well as direct and digital marketing products), certain run-off businesses, the Company’s ancillary international operations and interest expense related to the majority of our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes ancillary U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Additionally, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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
Retail Distribution
Retail products are sold through a diverse set of distribution networks in order to maximize penetration in the market place. These include our MetLife Premier Client Group and third-party organizations.
Our MetLife Premier Client Group targets the middle to upper income consumer market, including the executives of small- to medium-sized companies and small business owners. As of January 1, 2015, three formerly separate distribution channels, MetLife, New England Financial, and MetLife Resources, were unified under the MetLife Premier Client Group, which, consolidated, consisted of approximately 75 agencies and 4,000 career financial service representatives as of December 31, 2014.
We also sell Retail products through various third-party organizations. We distribute products through wholesalers working directly with high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements. Additionally, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.

Group, Voluntary & Worksite Benefits Distribution
Group, Voluntary & Worksite Benefits distributes its products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. In addition, voluntary products are sold by specialists. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products. At December 31, 2014, the Group, Voluntary & Worksite Benefits sales channels had more than 300 marketing representatives.
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
Corporate Benefit Funding Distribution
Corporate Benefit Funding products and services are distributed through dedicated sales teams and relationship managers located in 10 offices in the U.S. Products may be sold directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual and group distribution areas to better reach and service customers, brokers, consultants and other intermediaries.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the investments we make with the premiums we receive. We establish liabilities for claims and benefits based on assumptions and estimates of losses and liabilities incurred. Amounts for actuarial liabilities are computed and reported in the consolidated financial statements in conformity with GAAP. For more details on policyholder liabilities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”
Pursuant to applicable insurance laws and regulations, Metropolitan Life Insurance Company and its insurance subsidiaries establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.
State insurance laws and regulations, including New York Insurance Law and regulations, require certain MLIC entities to submit to superintendents of insurance, including the New York Superintendent of Financial Services, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See “— Regulation — Insurance Regulation — Holding Company Regulation — Policy and Contract Reserve Adequacy Analysis.”
Underwriting and Pricing
Underwriting
MetLife’s Global Risk Management Department (“GRM”) contains a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for MetLife’s insurance businesses. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate. See “─ Reinsurance Activity.”
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

Insurance underwriting considers not only an applicant’s medical history, but also other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group underwriting generally evaluates the risk characteristics of each prospective insured group, although with certain voluntary products and for certain coverages, members of a group may be underwritten on an individual basis. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk or group has been examined and approved in accordance with our underwriting guidelines.
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
Pricing
Product pricing reflects our corporate underwriting standards. GRM and regional product teams are responsible for product pricing oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality. For certain products, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and we bear all prior year gains and losses. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.
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
Rates for individual life insurance products are highly regulated and generally must be approved by the regulators of the jurisdictions in which the product is sold. Generally, such products are renewed annually and may include pricing terms that are guaranteed for a certain period of time. Individual disability income products are based on anticipated results for the occupation being underwritten. Fixed and variable annuity products are also highly regulated and approved by the respective regulators. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. We periodically reevaluate the costs associated with such options and will periodically adjust pricing levels on our guarantees. Further, from time to time, we may also reevaluate the type and level of guarantee features currently being offered.
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
We reinsure our business through a diversified group of well-capitalized reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. Additionally, we enter into reinsurance agreements for risk and capital management purposes with several affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Vermont and Delaware, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions.”
Retail
For our Retail Life & Other insurance products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. We currently reinsure 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount we retain. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.
For our Retail Annuities business we assume 90% of the fixed annuities issued by certain affiliates. We also reinsure 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued since 2004 to an affiliate and portions of the living and death benefit guarantees issued in connection with our variable annuities issued prior to 2004 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. We also assume 100% of certain variable annuity risks issued by an affiliate.
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

Corporate Benefit Funding
For our Corporate Benefit Funding segment, we have periodically engaged in reinsurance activities on an opportunistic basis. There were no significant transactions during the periods presented. In April 1996 and December 1997 the Company entered into two long-term transactions representing approximately $1.5 billion of reserve transfers on structured settlement policies. Through these transactions, 100% of certain risks were transferred, such as payments contingent upon the beneficiary living at the time payment is owed, beginning in 2017 for certain policies, and non-contingent payments guaranteed for a certain minimum number of years, for other policies.
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

Regulation

Overview
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of the states of domicile of our U.S. insurance companies. As a subsidiary of MetLife, Inc., a non-bank systemically important financial institution (“non-bank SIFI”), we are affected by MetLife, Inc.’s regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”). We may also be affected by any additional capital requirements to which MetLife, Inc. may be subject as a global systemically important insurer (“G-SII”). Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”).
Insurance Regulation
Insurance regulation generally aims at supervising and regulating insurers individually rather than on a group-wide basis, with the goal of protecting policyholders and ensuring that each insurance company remains solvent. However, see “— Holding Company Regulation — NAIC” for information regarding group-wide supervision.
Metropolitan Life Insurance Company has all material licenses to transact business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands. Each of Metropolitan Life Insurance Company’s insurance subsidiaries is regulated and has all material licenses in each U.S. jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving certain policy forms;

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
We are required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which we do business, and our operations and accounts are subject to periodic examination by such authorities. We must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which we operate.
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
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.”
NAIC
The National Association of Insurance Commissioners (“NAIC”) adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation in December 2010. The revised models include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, several states, including New York, have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. In December 2014, the NAIC adopted amendments to the Model Holding Company Act authorizing NAIC commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers who choose to opt in for the group-wide supervision. The amendments create a selection process for the group-wide supervisor, extend confidentiality protection to communications with the group-wide supervisor, and outline the duties of the group-wide supervisor.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, many of which remain to be completed.
Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. Many of these recommendations urged the states to take action to achieve greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations favored a greater federal role in certain aspects of insurance regulation to promote uniformity, such as FIO participation in supervisory colleges to monitor financial stability and identify issues or gaps in the regulation of large national and internationally active insurers.

Dodd-Frank also includes provisions that impact our investments and investment activities, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the potential application of enhanced prudential standards and other restrictions, including the regulation of proprietary trading and sponsoring or investing in hedge funds or private equity funds, to non-bank SIFIs, all of which affect MetLife, Inc. as the FSOC has designated it as a non-bank SIFI. See “— Regulation of MetLife, Inc. as a Non-Bank SIFI.”
Guaranty Associations and Similar Arrangements
Most of the jurisdictions in which we are admitted to transact business require life and health insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 17 of the Notes to the Consolidated Financial Statements for additional information on the insolvency assessments.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 17 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2014, 2013 and 2012, we did not receive any material adverse findings resulting from state insurance department examinations of our insurance companies.
Regulatory authorities in a small number of states, Financial Industry Regulatory Authority and, occasionally, the U.S. Securities and Exchange Commission (“SEC”), have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company, New England Life Insurance Company and General American Life Insurance Company. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to resolve investigations in a similar manner.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 17 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries and related litigation.
State insurance regulators and the NAIC are also investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks. The NAIC contracted with Rector & Associates to study captives and recommend additional regulation. Rector & Associates issued recommendations in June 2014, modifying its report which was released for comment in late February 2014 (as modified, the “Rector Report”). The Rector Report was adopted by an NAIC task force on June 30, 2014 and by an NAIC executive committee on August 17, 2014. As a result, a number of NAIC working groups have adopted and may continue to adopt additional regulations on captives. It is premature to project the impact, if any, of any such regulations on us.

Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If additional state insurance regulators restrict the use of such captive reinsurers, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products and/or our risk-based capital (“RBC”) ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves. We expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. As a result of the Mergers, we no longer cede any variable annuity guarantee risks to a captive reinsurer. Instead, our U.S. variable annuity risks are now retained by the Company or reinsured by MetLife USA or third parties. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” and Note 6 of the Notes to the Consolidated Financial Statements.
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators in January 2013 and March 2014. The next meeting is scheduled for April 2015. Because MetLife, Inc. is now regulated as a non-bank SIFI, we expect that representatives from the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) will attend this meeting. MetLife has not received any report or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
Policy and Contract Reserve Adequacy Analysis
Annually, our insurance companies are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification. Since inception of this requirement, our insurance companies which are required by their states of domicile to provide these opinions have provided such opinions without qualifications.
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
The NAIC has concluded its “Solvency Modernization Initiative,” which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC’s Solvency Modernization Initiative focused on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Filing Model Act and Regulation at its August 2014 meeting. The new model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, is expected to become effective in 2016. In addition, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been or is expected to be enacted by our insurance companies’ domiciliary states in the near future. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife, Inc.’s first ORSA summary report, which will be submitted on behalf of the enterprise, must be prepared beginning in 2015.

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
See “— Holding Company Regulation — NAIC” for information regarding the Model Holding Company Act and associated regulation.
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Insurers report their RBC ratio based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of each of our insurance companies subject to these requirements was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.”
Effective December 31, 2013, the Department of Financial Services discontinued its most recent amendment to Regulation 147 which governed the valuation of life insurance policies. The amendment reflected changes made in 2013 by the NAIC to Actuarial Guideline 38 (which impacts the valuation of universal and variable life policies with secondary guarantees (“ULSG”)). As a result of this action, New York licensed insurers are required to comply with a prior version of the regulation. Metropolitan Life Insurance Company is grading into the new level of required reserves over a three-year period (2013-2015). Under this level grade-in, Metropolitan Life Insurance Company’s statutory reserves on in-force ULSG increased by $55 million, net of reinsurance, as of December 31, 2013 and $83 million as of December 31, 2014 (which includes reserves for risks recaptured from Exeter). The change in the regulation is expected to have a minimal reserve impact on new sales of our one remaining ULSG product.
The Department of Financial Services issues an annual “Special Considerations” circular letter to New York licensed insurers requiring tests to be performed as part of insurers’ year-end asset adequacy testing. The Department of Financial Services issued its 2014 Special Considerations letter on October 10, 2014, which was substantially similar to the 2013 letter. The letter mandates the use of certain assumptions in asset adequacy testing. In 2013, Metropolitan Life Insurance Company established a three-year grade-in schedule for the amount of LTC reserves required as a result of the new assumptions. In 2014, Metropolitan Life Insurance Company established an additional schedule, reflecting current economic conditions, liabilities and assets. The following table summarizes the two schedules of strengthening:

	2013 Schedule	2014 Schedule	Combined Schedule
	(In millions)
2013 Strengthening	$300	N/A	$300
2014 Strengthening	$200	$100	$300
2015 Strengthening	$100	$100	$200*
2016 Strengthening	N/A	$100	$100*
_______________
* The actual 2015 and 2016 amounts may differ from those originally estimated in 2013 and 2014 due to changes in economic conditions, regulation, or policyholder behavior.

We are not aware of any other potential NAIC actions that would have a material impact on the RBC of our insurance companies.
Regulation of Investments
Each of our insurance companies is subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such nonqualifying investments. We believe that the investments made by each of our insurance companies complied, in all material respects, with such regulations at December 31, 2014. See “— Holding Company Regulation — Federal Initiatives” for information regarding the impact on our investments of Dodd-Frank.
Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.”
On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, although the Federal Reserve Board has not yet determined the enhanced capital requirements that will apply to MetLife, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, as a non-bank SIFI, MetLife, Inc. needs to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, is subject to additional restrictions regarding its ability to merge. The Federal Reserve also has the right to require any of our insurance companies or insurance company affiliates, to take prompt action to correct any financial weaknesses.
As a non-bank SIFI, MetLife, Inc. is subject to a number of Dodd-Frank requirements including responsibility to pay, beginning in 2015, certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system. MetLife, Inc. was subject to and paid such assessments in 2012 and 2013 when it was a bank holding company.
Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with Dodd-Frank, the Federal Reserve Board proposed a rule (“Regulation YY”) that would have applied a set of prudential standards to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board’s proposal contemplated that these standards could be tailored for different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. In February 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. However, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. and its impact on us remain unclear.

In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, our business and competitive position could be materially and adversely affected. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed might constrain its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” and “Risk Factors — Regulatory and Legal Risks — Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.” On September 30, 2014, the Federal Reserve Board announced that it will begin a quantitative impact study (“QIS”) to evaluate the potential effects of its revised regulatory capital framework on savings and loan holding companies and non-bank financial companies supervised by the Federal Reserve that are substantially engaged in insurance underwriting activity (insurance holding companies). The Federal Reserve Board is conducting the QIS in order to enable it to design a capital framework for insurance holding companies it supervises.
The stress testing requirements have been implemented and require non-bank SIFIs that are subject to capital requirements imposed by the Federal Reserve Board (as well as bank holding companies with $50 billion or more of assets) to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. As a non-bank SIFI, MetLife, Inc.’s competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. As a non-bank SIFI, MetLife, Inc. will be required to submit a resolution plan by July 1, 2016, unless the Federal Reserve Board and the FDIC require a different due date.
In addition, if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s level of risk.
Orderly Liquidation Authority
Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as MetLife, Inc.), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more to cover the costs of liquidating any financial company subject to the new liquidation authority.

Volcker Rule
Under the Volcker Rule, Dodd-Frank authorizes through rulemaking additional capital requirements and quantitative limits on proprietary trading and sponsoring or investing in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”), by a non-bank SIFI. As MetLife, Inc. has been designated as a non-bank SIFI, it is now subject to such requirements and limits. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). Commencing from the date of designation, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board and promulgation of final regulations applicable to non-bank SIFIs, to conform to any such requirements and limits. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether MetLife, Inc., as a non-bank SIFI, and MLIC, as an affiliate of MetLife, Inc., may have to alter any of their future activities to comply.
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
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on MLIC, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements would be applicable to us in 2019 if the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”), U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. These increased margin requirements, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Securities Regulation
Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933. Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration, but may be subject to other provisions of the federal securities laws.

Federal and state securities regulatory authorities from time to time make inquiries and conduct examinations regarding our compliance with securities laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See Note 17 of the Notes of the Consolidated Financial Statements.
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
Other proposed investment advice regulatory initiatives under ERISA also may negatively impact the current business model of our affiliated broker-dealers. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Code. If adopted, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. In September 2011, the DOL announced it will re-propose these fiduciary definition regulations, and a new proposal is expected in 2015.
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. These ERISA disclosure requirements will likely increase the regulatory and compliance burden upon us, resulting in increased costs.

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
The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days’ notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment) or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.
We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.

Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs. In July 2013 and November 2014, the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. The FSB will continue to update the list annually.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR until fully adopted and implemented in 2019. Work on HLA development is in early stages and how the HLA requirements will be computed remains unclear. It is expected that the IAIS will publish an exposure draft of HLA requirements in June 2015; they are required to be finalized by the end of 2015. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. The IAIS expects to finalize the ICS by 2016, with implementation to begin in 2019 after two years of testing and refinement. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain.

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
Insurer Financial Strength Ratings
The following insurer financial strength ratings represent each rating agency’s opinion of Metropolitan Life Insurance Company and its insurance subsidiaries’ ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in Metropolitan Life Insurance Company’s securities. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating. Additional information about financial strength ratings can be found on the respective websites of the rating agencies.
Our insurer financial strength ratings at the date of this filing are as follows:

	A.M. Best	Fitch	Moody’s	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Metropolitan Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
General American Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
New England Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
See “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or Those of MetLife, Inc.’s Other Insurance Subsidiaries, or MetLife, Inc.’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies” for an in depth description of the impact of a ratings downgrade.

Item 1A. Risk Factors
Economic Environment and Capital Markets-Related Risks
If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in financial asset classes or various markets, including global capital markets, can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect our financial condition, as well as the volume, profitability and results of our business operations, either directly or by virtue of their impact on the business and economic environment generally and on general levels of economic activity, employment and customer behavior specifically. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of mismatched impacts on the value of our assets and our liabilities.
At times throughout the past few years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Concerns about global economic conditions, capital markets and the solvency of certain European Union (“EU”) member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or significant exposure to their banking systems, have caused elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. The financial markets have also been affected periodically by concerns over U.S. fiscal policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment.” Any of these concerns could have significant adverse effects on the economy and financial markets generally.
To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “— We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.” Also, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of capital maintenance obligations. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility, which may also increase the cost and limit the availability of the hedging instruments and other protective measures we take to mitigate such risk.
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
The financial crisis has precipitated, and may continue to raise the possibility of, legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” below.

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
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital needed to operate our business, most significantly in our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital necessary to grow our business. See “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
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
Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”). Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”
We are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity, by keeping interest rates low and through its asset purchase programs, and may take further action to influence rates in the future. Such actions may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales. Central banks in other parts of the world have also pursued accommodative monetary policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” For a discussion of the impact of the low interest rate environment on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment.”
Increases in market interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest sensitive products competitive. We, therefore, may have to accept a lower spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA, which reduces net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds. However, this increase in interest rates would typically cause any guaranteed living benefits to decline in value.
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
Equity Risk
Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated fair value of the assets under management. Downturns and volatility in equity markets can have a material adverse effect on the revenues and investment returns from our savings and investment products and services. Because these products and services generate fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues from the reduction in the value of the investments we manage. The retail variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We use derivatives and reinsurance to mitigate the impact of such increased potential benefit exposures. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our allocated pension and other postretirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans.
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
Regulatory and Legal Risks
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Regulatory Developments” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Insurance Regulation
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
State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks. Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If additional state insurance regulators restrict the use of such captive reinsurers, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products and/or our RBC ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations.
U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, setting forth recommendations with respect to modernization of insurance regulation in the United States. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Insurance Regulation — Holding Company Regulation — Federal Initiatives.”
As part of Dodd-Frank, Congress established the CFPB, which supervises and regulates institutions providing certain financial products and services to consumers. Although the consumer financial services to which this legislation applies exclude insurance business of the kind in which we engage, the CFPB has authority to regulate non-insurance consumer services provided throughout the MetLife enterprise. See “Business — Regulation — Consumer Protection Laws.”

On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI. As a non-bank SIFI, MetLife, Inc. is subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards, which could adversely affect our competitive position. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” and “— Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.”
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
The prohibited transaction rules generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen. Regulations adopted in October 2011 in this area provide some relief from these investment advice restrictions. If additional relief is not provided, the ability of our affiliated broker-dealers and their registered representatives to provide investment advice to ERISA plans and participants and IRAs would likely be significantly restricted. Other proposed regulations in this area may negatively impact the current business model of our affiliated broker-dealers, including proposed changes to broaden the definition of “fiduciary,” thereby increasing the regulation of persons providing investment advice to ERISA plans and IRAs. These proposed regulations are expected in 2015. See “Business — Regulation — ERISA Considerations.”
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
Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
Regulation of MetLife, Inc. as a Non-Bank SIFI
Many of the regulatory requirements that will apply to MetLife, Inc. as a non-bank SIFI have not been specified. The Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. and its impact on us remains unclear. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI.”
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, our business and competitive position could be materially and adversely affected. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed might constrain its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI.”

Additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs will likely include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. The Federal Reserve Board also has the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, under the so-called Volcker Rule, the Federal Reserve Board could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. As a result of MetLife, Inc.’s designation as a non-bank SIFI, MetLife, Inc. will be subject to such requirements and limits as the Federal Reserve Board may impose, which could adversely affect our competitive position.
Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company. In addition, as a non-bank SIFI, MetLife, Inc. must pay, beginning in 2015, certain assessments and other charges. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI.”
Moreover, other national and international authorities have also proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. If such measures were adopted, including as a result of MetLife, Inc.’s designation as a non-bank SIFI, they could materially adversely affect our ability to conduct business, our results of operations and financial condition. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI.”
Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify global systemically important financial institutions. To this end, the IAIS devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs. In July 2013 and November 2014 the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. While the regulatory regime that would apply to G-SIIs is still being developed, it is expected to include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain. See “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers.”
The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as Such a Financial Institution and as an Investor in Other Such Financial Institutions, as well as Our Investors
Under provisions of Dodd-Frank, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the United States. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were appointed as the receiver for another type of a company (including an insurance holding company such as MetLife, Inc.), liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies and other financial companies with assets of $50 billion or more, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding costs of MetLife, Inc. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI — Orderly Liquidation Authority.”

Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products
The Patient Protection and Affordable Care Act (“PPACA”), signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Health Care Act”), may lead to fundamental changes in the way that employers, including us, provide health care benefits, other benefits, and other forms of compensation to their employees and former employees. The Health Care Act also imposes requirements on us as a provider of non-medical health insurance benefits and other products and on the purchasers of certain of these products. In 2014, we became subject to a new excise tax called the “health insurer fee,” the cost of which will primarily be passed on to group purchasers of certain of our dental and vision insurance products. Additionally, with respect to dental insurance products sold to groups with fifty or fewer employees, we have changed certain of our product offerings. The cost of these product changes will also be reflected in our pricing of such products. The Health Care Act or any other related regulations or regulatory actions could adversely affect our ability to offer certain of these products in the same manner as we do today. They could also result in increased or unpredictable costs to provide certain products, and could harm our competitive position if the Health Care Act has a disparate impact on our products compared to products offered by our competitors.
On July 14, 2014, the District of Columbia (“DC”) adopted a law that imposes an assessment on health insurers doing business in DC, including those that issue policies covering the Health Insurance Portability and Accountability Act excepted benefits (which includes critical illness, accident, dental, vision, disability income, long-term care and hospital indemnity insurance, among other products the Company sells). This assessment will spread the funding of the DC public healthcare exchange’s $26 million budget across all health insurers, including those that do not and/or could not sell insurance on the exchange. An insurance trade group has filed suit on behalf of the industry challenging this assessment, arguing that it is preempted by the Health Care Act, and that it is unconstitutional. On November 13, 2014, the court granted DC’s motion to dismiss the complaint, which is being appealed by the insurance trade group. The Company and an affiliate received assessments totaling approximately $433,000. A number of other states are also considering levying assessments on insurers, other than health insurers, to fund their healthcare exchanges. While the financial impact to the Company of DC’s action will be minimal, if other states successfully adopt this model, there could be an impact on product pricing and sales.
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
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been suggested to the laws and regulations that govern the conduct of our variable insurance products business and our distributors that could change the way we conduct our business and the products we sell. This may adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs. See “Business — Regulation — Securities Regulation.”

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

Investments-Related Risks
Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate joint ventures and funds. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our net income and financial position.
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
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will likely increase under Dodd-Frank as a result of the requirement to pledge initial margin for OTC derivatives that are cleared and settled through central clearing counterparties (“OTC-cleared”) transactions entered into after June 10, 2013 and for OTC derivatives that are bilateral contracts between two counterparties (“OTC-bilateral”) entered into after the phase-in period, which would be applicable to us in 2019 if the Prudential Regulators, the CFTC and the SEC adopt the final margin requirements for non-centrally cleared derivatives published by the Bank of International Settlements and International Organization of Securities Commissions in September 2013 and re-proposed by the Prudential Regulators and CFTC in September 2014. Each of these items could also adversely affect our liquidity. The Prudential Regulators, CFTC, central clearinghouses and counterparties may also restrict or eliminate certain types of previously eligible collateral, which could also adversely affect our liquidity, or charge us to pledge such collateral, which would increase our costs. See “Business — Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements.

Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income
Fixed maturity securities represented 67% of our total cash and invested assets at December 31, 2014. Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have far exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS.”
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
Our Valuation of Securities and Investments and the Determination of the Amount of Allowances and Impairments Taken on Our Investments Are Subjective and Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Market Conditions and, if Changed, Could Materially Adversely Affect Our Results of Operations or Financial Condition
Fixed maturity, equity and trading and fair value option (“FVO”) securities, as well as short-term investments that are reported at estimated fair value represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the fair value of securities we hold may have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” and Notes 1 and 10 of the Notes to the Consolidated Financial Statements.
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
Risks Related to Our Business
Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability
We are exposed to risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our holdings of non-U.S. dollar denominated investments and issuance of non-U.S. dollar denominated instruments, including guaranteed interest contracts and funding agreements. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our non-U.S. dollar denominated investments. In addition, from time to time, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies. Our exposure to foreign currency exchange rate risk is exacerbated by our investments in these emerging markets. See “Quantitative and Qualitative Disclosures About Market Risk.”
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
The assets and liabilities of the closed block were $42.8 billion and $46.2 billion, respectively at December 31, 2014. See Note 7 of the Notes to the Consolidated Financial Statements.
A Downgrade or a Potential Downgrade in Our Financial Strength Ratings or Those of MetLife, Inc.’s Other Insurance Subsidiaries, or MetLife, Inc.’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations
Financial strength ratings are published by various Nationally Recognized Statistical Rating Organizations (“NRSRO”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” for additional information regarding our financial strength ratings.

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
Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. For example, for some of our group businesses under which the policies and related reinsurance are subject to periodic (typically annual) renewal, prices may increase at any renewal. Also, for most of our traditional life reinsurance agreements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity” and “— Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”
If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us could have a material adverse effect on our financial condition and results of operations, including our liquidity. See “Business — Reinsurance Activity.”

In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC- cleared derivatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivatives.” If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations.
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

Most of the jurisdictions in which our insurance companies are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, who may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Business — Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements.”
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
Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several of our products, including, but not limited to, our level premium term life and ULSG, as well as MLIC’s closed block. While we have financing facilities in place for certain previously written business, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife, Inc. or are subject to periodic repricing. Any resulting cost increases could negatively impact our financial results.
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, state insurance regulators and the NAIC are investigating the use of captive reinsurers and offshore entities to reinsure insurance risks. See “— Regulatory and Legal Risks — Our Insurance Businesses are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If other state insurance regulators determine to restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, thereby hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.
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

In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation,” “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.”
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
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Income Taxes.”
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

If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of a Sustained Low Interest Rate Environment” and “— Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary From Period to Period” for a discussion of how significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.
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
Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
Certain of our variable annuity products include guaranteed benefits, including guaranteed minimum death benefits, guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits (“GMIBs”). These guarantees are designed to protect policyholders against significant downturns in equity markets and interest rates. Any such periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. An increase in these liabilities would result in a decrease in our net income.
We use hedging and risk management strategies to mitigate the liability exposure and the volatility of net income associated with these liabilities. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers, derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— Risks Related to Our Business — If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”
In addition, hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, financial condition or liquidity. The valuation of certain of the foregoing liabilities carried at fair value includes an adjustment for nonperformance risk that reflects the credit standing of the issuing entity. This adjustment, which is not hedged, is based in part on publicly available information regarding credit spreads related to MetLife, Inc.’s debt, including credit default swaps. In periods of extreme market volatility, movements in the credit spread can have a significant impact on net income. See Note 1 of the Notes to the Consolidated Financial Statements for further consideration of the risks associated with guaranteed benefits.

Acquisition-Related Risks
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
We have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results including the costs and benefits of integration; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from joint venture or legal entity reorganization activities.
The valuation and structure for any transaction reflect our financial projections and other qualitative and quantitative factors. Every transaction exposes us to the risk that actual results may materially differ from what we have projected. Factors that can cause our financial projections to vary materially from ultimate experience include, but are not limited to, macroeconomic, business growth, demographic, policyholder behavior, regulatory and political conditions.
In addition, our ability to achieve certain financial benefits we anticipate from any acquisitions of businesses will depend in part upon our ability to successfully integrate such businesses in an efficient and effective manner. We may not be able to integrate such businesses smoothly or successfully, and the process may take longer than expected. The integration of operations and differences in operational culture may require the dedication of significant management resources, which may distract management’s attention from day-to-day business. If we are unable to successfully integrate the operations of such acquired businesses, we may be unable to realize the benefits we expect to achieve as a result of such acquisitions and our business and results of operations may be less than expected.
The success with which we are able to integrate acquired operations will depend on our ability to manage a variety of issues, including the following:

•	Loss of key personnel or higher than expected employee attrition rates could adversely affect the performance of the acquired business and our ability to integrate it successfully.

•
Customers of the acquired business may reduce, delay or defer decisions concerning their use of its products and services as a result of the acquisition or uncertainty related to the consummation of the acquisition.

•
If the acquired business relies upon independent distributors to distribute its products, these distributors may not continue to generate the same volume of business for us after the acquisition. Independent distributors may reexamine the scope of their relationship with the acquired business or us as a result of the acquisition and decide to curtail or eliminate distribution of our products.

•	If the acquired business relies on continued distribution access with another party, we are also exposed to the risk of loss of exclusivity or change in access due to regulatory changes.

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

•
In cases where we or an acquired business operates in certain markets through joint ventures, the acquisition may affect the continued success and prospects of the joint venture. Our ability to exercise management control or influence over these joint venture operations and our investment in them will depend on the continued cooperation between the joint venture participants and on the terms of the joint venture agreements, which allocate control among the joint venture participants. We may face financial or other exposure in the event that any of these joint venture partners fail to meet their respective obligations under the joint venture, encounter financial difficulty or elect to alter, modify or terminate the relationship.

•
We may incur significant costs in connection with any acquisition and the related integration. The costs and liabilities actually incurred in connection with an acquisition and subsequent integration process may exceed those anticipated.

There could be unforeseen liabilities or asset impairments, including goodwill impairments, which arise in connection with the businesses that we may sell or the businesses that we may acquire in the future.

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
The use of our own funds as consideration in any acquisition would consume capital resources, which could affect our capital plan and render those funds unavailable for other corporate purposes. We also may not be able to raise sufficient funds to consummate an acquisition if, for example, we are unable to sell our securities or close related bridge credit facilities. Moreover, as a result of uncertainty and risks associated with potential acquisitions and dispositions of businesses, rating agencies may take certain actions with respect to the ratings assigned to MetLife, Inc. and/or its subsidiaries, including us. There could also be changes in regulatory requirements that could impact our operations or capital requirements in unanticipated ways. Changes in statutory or U.S. GAAP accounting principles, practices or policies could also create unforeseen difficulties.
We may also participate in joint ventures with other companies, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for capital, product distribution, or other resources or capabilities. A joint venture may require an investment of considerable management, financial and operational resources to establish sufficient infrastructure such as underwriting, actuarial, risk management, compliance or other processes. If we are unable to effectively cooperate with joint venture counterparties, or any joint venture counterparty fails to meets its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to achieve our objectives and our results of operations may be negatively impacted.
In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in November 2014, the Company completed the Mergers. See “Business — Overview.” The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those that are present in the case of an acquisition. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations, the composition of certain of our investment portfolios, and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. We may also incur additional expenses in connection with planning and effectuating these mergers and related transactions. We may encounter delays or unforeseen problems in making changes to our information technology systems that are needed to reflect the mergers. Loss of key personnel could adversely affect our ability to carry out these transactions. In addition, these transactions may absorb significant attention from our management, which could reduce management’s focus on other aspects of our business. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
Operational Risks
MetLife’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business
MetLife has devoted significant resources to develop and periodically update risk management policies and procedures for itself and its subsidiaries, including us, to reflect ongoing review of risks and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of MetLife’s methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to MetLife. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under pending regulations. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” and “Quantitative and Qualitative Disclosures About Market Risk.”

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
The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in MetLife’s Disaster Recovery Systems and Management Continuity Planning Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
Our business is highly dependent upon the effective operation of MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. MetLife’s computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. While, to date, MetLife has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
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
The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third-parties that provide operational or information technology services to us to confirm compliance with MetLife enterprise information security standards, the failure of such third-parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While MetLife maintains cyber liability insurance that provides both third-party liability and first party liability coverages, this insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $210 million.

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
General Risks
Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect Our Financial Statements
Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (the “FASB”). The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Consolidated Financial Statements. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our financial condition and results of operations, including on our net income.
Changes in Our Assumptions Regarding the Discount Rate, Expected Rate of Return, Mortality Rates and Expected Increase in Compensation Used for Pension and Other Postretirement Benefit Plans For Employees and Retirees of MetLife, Inc. and Its Subsidiaries May Result in Increased Expenses and Reduce Our Profitability
Our allocated pension and other postretirement benefit plan costs are determined based on best estimates of future plan experience. These assumptions are reviewed regularly and include discount rates, expected rates of return on plan assets, mortality rates, expected increases in compensation levels and expected medical inflation. Changes in these assumptions may result in increased expenses and reduce our profitability. See Note 15 of the Notes to the Consolidated Financial Statements for details on how changes in these assumptions would affect plan costs.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease 410,000 rentable square feet in an office building in Manhattan, New York, which is occupied by all of our segments, as well as Corporate & Other. The term of that lease commenced in February 2008 and continues until April 2029. In August 2009, we subleased 32,000 rentable square feet of that space to a subtenant, which has met our standards of review with respect to creditworthiness.
We lease 400,000 rentable square feet in Charlotte, North Carolina, which is predominantly occupied by the Retail segment, as well as Corporate & Other. The term of that lease commenced in April 2013 and continues until September 2026. We leased an additional 30,000 rentable square feet in Charlotte, North Carolina which commenced in May 2014 and continues until December 31, 2015. We have entered into a lease agreement to occupy 425,000 rentable square feet in two buildings in Cary, North Carolina, which will be occupied by Global Technology & Operations, which supports all of our segments, as well as Corporate & Other. The lease for one building commenced in February 2015. The lease for the remaining building is anticipated to commence in April 2015, which coincides with the anticipated completion of construction of the building. The lease for both buildings will continue until April 2030.
We also lease space at 200 Park Avenue (“MetLife Building”), which houses MetLife, Inc.’s boardroom and is occupied by all of our segments and Corporate & Other. The Company plans to consolidate its existing New York City offices to the MetLife Building, in phases, beginning in December 2016.
We own 14 buildings in the U.S. that we use in the operation of our business. These buildings contain 3.3 million rentable square feet and are located in the following states: Florida, Illinois, Missouri, New Jersey, New York, Ohio, Oklahoma, Pennsylvania and Rhode Island. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. In addition to the aforementioned leases in New York and North Carolina, we lease space in 300 other locations throughout the U.S. Including our Long Island City, New York facility, these leased facilities consist of 5.5 million rentable square feet. Of these leases, 265 are occupied as sales offices while the balance of the space is utilized for corporate functions supporting business activities. We believe that these properties are suitable and adequate for our current and anticipated business operations.
MetLife arranges for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, MetLife has arranged $500 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2015, its renewal date.
Item 3. Legal Proceedings
See Note 17 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for Metropolitan Life Insurance Company’s common equity; all of Metropolitan Life Insurance Company’s common stock is held by MetLife, Inc.
During the years ended December 31, 2014 and 2013, Metropolitan Life Insurance Company paid cash dividends of $708 million and $1.4 billion, respectively, to MetLife, Inc. Also, during the year ended December 31, 2014 Metropolitan Life Insurance Company distributed shares of an affiliate to MetLife, Inc. as an in-kind dividend of $113 million, as calculated on a statutory basis. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of restrictions on Metropolitan Life Insurance Company’s ability to pay dividends. The maximum amount of dividends which Metropolitan Life Insurance Company may pay in 2015, without prior regulatory approval, is $1.2 billion.
Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management's narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company's consolidated financial statements included elsewhere herein.
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
This narrative analysis includes references to our performance measure, operating earnings, that is not based on GAAP. Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. See “— Non-GAAP and Other Financial Disclosures” for definitions of this and other measures.
Overview
The Company is a provider of life insurance, annuities, employee benefits and asset management and is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other,” “— Economic Capital” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
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

Concerns about the economic conditions, capital markets and the solvency of certain EU member states, including Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”), and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. More recently, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. However, the election of a new government in Greece in January 2015 has renewed fears about the possibility of an exit of Greece from the Euro zone. Such an event would have uncertain impacts on interest rates and risk markets. Greater European Central Bank (“ECB”) support, stronger liquidity facilities and gradually improving macroeconomic conditions may mitigate the consequences of such exit on the rest of Europe. See “— Investments — Current Environment” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” for information regarding our exposure to obligations of European governments and private obligors.
The financial markets have also been affected by concerns that other EU member states could experience similar financial troubles or that some countries could default on their obligations, have to restructure their outstanding debt, or that financial institutions with significant holdings of sovereign or private debt issued by borrowers in Europe’s perimeter region could experience financial stress, any of which could have significant adverse effects on the European and global economies and on financial markets, generally. In September 2012, the ECB announced a new bond buying program, Outright Monetary Transactions (“OMT”), intended to stabilize the European financial crisis. This program involves the potential purchase by the ECB of sovereign bonds with maturities of one to three years. The OMT has not been activated to date, but the possibility of its use by the ECB helped to lower sovereign yields in Europe’s perimeter region. However, in October 2014, the Court of Justice of the European Union (“ECJ”) heard arguments relating to a lawsuit challenging the legality of the OMT. On January 14, 2015, the Advocate General of the ECJ issued his opinion that the OMT is not necessarily outside of the mandate of the ECB; this opinion, however, is not binding on the ECJ. While the ECJ’s decision is not expected until later in 2015, the outcome could affect the ECB’s ability and willingness to purchase sovereign bonds and strain economic stability in Europe.
In the second half of 2014, the ECB cut interest rates further, imposing a negative rate on bank deposits, and announced additional accommodative monetary policy measures in an effort to lessen the risk of deflation in the Euro zone. These measures included incentivizing banks to extend loans and, in November 2014, buying private sector asset-backed securities (“ABS”) and covered bonds. At its meeting on January 22, 2015, the ECB expanded its current asset purchase program to €60 billion per month in bond purchases. This program commenced in March 2015 and is expected to run through September 2016. These initiatives are intended to counter the threat of deflation, lower borrowing costs in the Euro zone, encourage corporations to issue more ABS and place pressure on the euro/U.S. dollar exchange rate. Economic growth in the Euro zone continues to be weak, with concerns over low inflation becoming more pronounced as countries in Europe’s perimeter region in particular continue to pursue policies to reduce their relative cost of production and reduce macroeconomic imbalances. In addition, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, have contributed to global market volatility. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations.” See also “— Investments — Current Environment — Selected Country and Sector Investments” for information regarding our investments in Ukraine and Russia.
Impact of a Sustained Low Interest Rate Environment
As a company with significant operations in the U.S., we are affected by the monetary policy of the Federal Reserve Board. The Federal Reserve Board has taken a number of actions in recent years to spur economic activity, including keeping interest rates low. The Federal Reserve Board may reverse this policy and begin raising rates sometime over the next year, at a pace which may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the level of product sales.
On October 29, 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”), citing sufficient underlying strength in the economy to support progress toward maximum employment and the substantial improvement in the outlook for labor market conditions since the inception of its asset purchase program, decided to conclude the program. Most recently, on March 18, 2015, the FOMC reaffirmed that it anticipates keeping the target range for the federal funds rate at 0 to 0.25%, subject to labor market conditions and inflation indicators and expectations. The possibility of the Federal Reserve Board increasing the federal funds rate in the future may affect interest rates and risk markets in the U.S. and other developed and emerging economies. However, the timing of any increases of the federal funds rate by the Federal Reserve Board is uncertain and subject to change depending on the Federal Reserve Board’s assessment of economic growth, inflation and other risks.

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
Our expectations regarding future margins are an important component impacting the amortization of certain intangible assets such as DAC and VOBA. Significantly lower margins may cause us to accelerate the amortization, thereby reducing net income in the affected reporting period. Additionally, lower margins may also impact the recoverability of intangible assets such as goodwill, require the establishment of additional liabilities or trigger loss recognition events on certain policyholder liabilities. We review this long-term margin assumption, along with other assumptions, as part of our annual assumption review.
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
Regulatory Developments
The U.S. life insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products, as well as reviews of the utilization of affiliated captive reinsurers and offshore entities to reinsure insurance risks.

The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability.” For example, Dodd-Frank, which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.
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

Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the S&P 500 Index.
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
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in our security impairment process. See “— Investment Impairments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization of approximately $73 million, with an offset to our unearned revenue liability of approximately $15 million for this factor. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.25%.

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
Our most significant assumption updates resulting in a change to expected future gross margins and profits and the amortization of DAC and VOBA are due to revisions to expected future investment returns, expenses, in-force or persistency assumptions and policyholder dividends on participating traditional life contracts, variable and universal life contracts and annuity contracts. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
See Note 5 of the Notes to the Consolidated Financial Statements for additional information on DAC and VOBA.
Estimated Fair Value of Investments
In determining the estimated fair value of our investments, fair values are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of investments.
The methodologies, assumptions and inputs utilized are described in Note 10 of the Notes to the Consolidated Financial Statements.
Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Our ability to sell investments, or the price ultimately realized for investments, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain investments.
Investment Impairments
One of the significant estimates related to AFS securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each fixed maturity and equity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, greater weight and consideration are given to a decline in estimated fair value and the likelihood such estimated fair value decline will recover.
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
Derivatives
The determination of estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 9 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.

We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates. The valuation of these embedded derivatives also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including:

(i)	the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

(ii)	the jurisdiction in which the deferred tax asset was generated;

(iii)	the length of time that carryforwards can be utilized in the various taxing jurisdiction;

(iv)	future taxable income exclusive of reversing temporary differences and carryforwards;

(v)	future reversals of existing taxable temporary differences;

(vi)	taxable income in prior carryback years; and

(vii)	tax planning strategies.
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

Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business.
MetLife’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels.
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
MetLife management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. Effective January 1, 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, including revising its capital allocation methodology. These changes will be applied retrospectively beginning with the first quarter of 2015. The changes will not impact total consolidated operating earnings or net income.

Dispositions
See Note 3 of the Notes to the Consolidated Financial Statements.
Results of Operations
Consolidated Results

Sales experience was mixed across our businesses for the year ended December 31, 2014 as compared to 2013. With the slow and steady economic recovery in the U.S., our group term life, dental and disability businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. The introduction of new products also drove growth in our voluntary benefits business. The sustained low interest rate environment has contributed to the underfunding of pension plans; as a result, we experienced a decrease in sales of pension closeouts. Competitive pricing and a relative increase in participation drove an increase in structured settlement sales. Sales of variable annuities declined as we continued to focus on pricing discipline and risk management. Retail life sales were also lower, partially driven by the discontinuance of our lifetime secondary guarantees on universal life products.

	Years Ended December 31,
	2014	2013
	(In millions)
Revenues
Premiums	$21,384	$20,475
Universal life and investment-type product policy fees	2,466	2,363
Net investment income	11,893	11,785
Other revenues	1,808	1,699
Net investment gains (losses)	143	48
Net derivative gains (losses)	1,037	(1,070)
Total revenues	38,731	35,300
Expenses
Policyholder benefits and claims and policyholder dividends	25,095	24,237
Interest credited to policyholder account balances	2,174	2,253
Capitalization of DAC	(424)	(562)
Amortization of DAC and VOBA	695	261
Interest expense on debt	151	153
Other expenses	5,649	6,136
Total expenses	33,340	32,478
Income (loss) from continuing operations before provision for income tax	5,391	2,822
Provision for income tax expense (benefit)	1,532	681
Income (loss) from continuing operations, net of income tax	3,859	2,141
Income (loss) from discontinued operations, net of income tax	(3)	1
Net income (loss)	3,856	2,142
Less: Net income (loss) attributable to noncontrolling interests	(5)	(7)
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,861	$2,149

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
During the year ended December 31, 2014, income (loss) from continuing operations, before provision for income tax increased $2.6 billion ($1.7 billion, net of income tax) from 2013 primarily driven by favorable changes in net derivative gains (losses), operating earnings and net investment gains (losses). Income (loss) from continuing operations, before provision for income tax, also reflects a $183 million ($119 million, net of income tax) favorable change as a result of our annual assumption reviews related to reserves and DAC.
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
We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. Certain of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged which creates volatility in earnings.
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We hedge the market and other risks inherent in these variable annuity guarantees through a combination of reinsurance and derivatives. Ceded reinsurance of direct variable annuity products with guaranteed minimum benefits generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

Direct, assumed, and ceded variable annuity embedded derivatives are referred to as “VA program derivatives” in the following table. All other embedded derivatives and all freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Years Ended December 31,
	2014	2013
	(In millions)
Non-VA program derivatives
Interest rate	$730	$(1,300)
Foreign currency exchange rate	316	(70)
Credit	68	165
Non-VA embedded derivatives	(498)	839
Total non-VA program derivatives	616	(366)
VA program derivatives
Embedded derivatives-direct guarantees:
Market risks	(53)	987
Nonperformance risk	14	(42)
Other risks	(130)	2
Total	(169)	947
Embedded derivatives-ceded reinsurance:
Market and other risks	506	(1,776)
Nonperformance risk	(9)	125
Total	497	(1,651)
Freestanding derivatives hedging direct/assumed embedded derivatives	93	—
Total VA program derivatives	421	(704)
Net derivative gains (losses)	$1,037	$(1,070)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $982 million ($638 million, net of income tax). This was primarily due to long-term interest rates decreasing in 2014 and increasing in 2013 favorably impacting receive-fixed interest rate swaps and interest rate swaptions. These freestanding derivatives were primarily hedging long duration liability portfolios. The strengthening of the U.S. dollar relative to other key currencies favorably impacted foreign currency swaps that primarily hedge foreign denominated fixed maturity securities. A change in the value of underlying assets unfavorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $1.1 billion ($731 million, net of income tax). This was due to a favorable change of $1.2 billion ($782 million, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $78 million ($51 million, net of income tax) related to the nonperformance risk adjustment on the ceded variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the direct variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The unfavorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $134 million ($87 million, net of income tax) was due to an unfavorable change of $112 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as an unfavorable change of $22 million, before income tax, related to changes in our own credit spread. We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $56 million ($36 million, net of income tax) was primarily due to a favorable change of $54 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as a favorable change of $2 million, before income tax, related to changes in our own credit spread.
When equity index levels decrease in isolation, the direct and assumed variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk-adjusted rate yields a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
When the risk-free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk-free interest rate had remained constant. Discounting this unfavorable change by the risk-adjusted rate yields a smaller loss than by discounting at the risk-free interest rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if our own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees when the reinsurer’s credit spread increases in isolation. For each of these primary market drivers, the opposite effect occurs when they move in the opposite direction.
Generally, a higher portion of the ceded reinsurance for GMIBs is accounted for as an embedded derivative as compared to the direct guarantees since the settlement provisions of the reinsurance agreements generally meet the accounting criteria of “net settlement.” This mismatch in accounting can lead to significant volatility in earnings, even though the risks inherent in these direct guarantees are fully covered by the ceded reinsurance.
The foregoing favorable change in net derivative gains (losses) on VA program derivatives $1.1 billion ($731 million, net of income tax) was primarily driven by changes in market factors.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased in 2014 and increased in 2013, contributing to a favorable change in our ceded reinsurance assets and freestanding derivatives and an unfavorable change in our direct and assumed embedded derivatives. For example, the 30-year U.S. swap rate decreased by 31% in 2014 and increased by 40% in 2013.

•
Key equity index levels increased less in 2014 than in 2013, contributing to a favorable change in our ceded reinsurance assets and freestanding derivatives and an unfavorable change in our direct and assumed embedded derivatives. For example, the S&P 500 increased by 11% in 2014 and increased by 30% in 2013.

The favorable change in net investment gains (losses) of $95 million ($62 million, net of income tax) primarily reflects net gains on sales of real estate and real estate joint ventures in 2014 coupled with a decrease in fixed maturity securities impairments reflecting improving economic fundamentals, partially offset by losses on sales of fixed maturity securities in 2014.
Our 2014 results include a $172 million ($112 million, net of income tax) benefit, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $57 million ($37 million, net of income tax) was recognized in net derivative gains (losses). Of the $172 million benefit, $130 million ($85 million, net of income tax) was associated with DAC and $42 million ($27 million, net of income tax) was related to reserves. With respect to the $57 million gain recorded in net derivative gains (losses), a $68 million gain on direct variable annuity embedded derivatives was partially offset by an $11 million loss on ceded reinsurance embedded derivatives. The $68 million gain on direct variable annuity embedded derivatives was included within the other risks caption in the table above. Of the $11 million loss on ceded reinsurance embedded derivatives, a $12 million loss was included within the nonperformance risk caption in the table above and a $1 million gain was included within the market and other risks caption in the table above.

As a result of our annual assumption review, changes were made to economic, policyholder behavior mortality and other assumptions. The most significant impacts were in the Retail Life and Annuity blocks of business and are summarized as follows:

•	Changes in economic assumptions resulted in a decrease in reserves, as well as favorable DAC, resulting in a net benefit of $53 million ($35 million, net of income tax).

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

Our 2013 results include an $11 million ($7 million, net of income tax) charge, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $41 million ($27 million, net of income tax) was recognized in net derivative gains (losses). Of the $11 million charge, $41 million ($27 million, net of income tax) was related to reserves, offset by a $30 million ($20 million, net of income tax) charge associated with DAC. With respect to the $41 million charge recorded in net derivatives gains (losses), a $44 million loss on direct variable annuity embedded derivatives was included within the other risks caption in the table above and a $3 million gain on ceded reinsurance embedded derivatives was included within the market and other risks caption in the table above.
Income tax expense for the year ended December 31, 2014 was $1.5 billion, or 28% of income (loss) from continuing operations before provision for income tax, compared with $681 million, or 24% of income (loss) from continuing operations before provision for income tax, for the year ended December 31, 2013. The Company’s 2014 and 2013 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. Our 2014 results include a $20 million tax charge related to an annual fee, effective January 1, 2014, imposed on health insurers by the PPACA, which was not deductible for income tax purposes.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings increased $550 million, net of income tax, to $3.5 billion, net of income tax, for the year ended December 31, 2014 from $2.9 billion, net of income tax, for the year ended December 31, 2013.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings
Year Ended December 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,536	$949	$1,458	$(84)	$3,859
Less: Net investment gains (losses)	—	(41)	199	(15)	143
Less: Net derivative gains (losses)	683	528	171	(345)	1,037
Less: Other adjustments to continuing operations (1)	(406)	(167)	(11)	(1)	(585)
Less: Provision for income tax (expense) benefit	(96)	(112)	(126)	124	(210)
Operating earnings	$1,355	$741	$1,225	$153	$3,474
Year Ended December 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$492	$260	$866	$523	$2,141
Less: Net investment gains (losses)	60	(21)	19	(10)	48
Less: Net derivative gains (losses)	(906)	(679)	(219)	734	(1,070)
Less: Other adjustments to continuing operations (1)	(50)	(173)	72	(45)	(196)
Less: Provision for income tax (expense) benefit	314	306	44	(229)	435
Operating earnings	$1,074	$827	$950	$73	$2,924
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Year Ended December 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$11,854	$17,615	$8,537	$725	$38,731
Less: Net investment gains (losses)	—	(41)	199	(15)	143
Less: Net derivative gains (losses)	683	528	171	(345)	1,037
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(15)	—	—	—	(15)
Less: Other adjustments to revenues (1)	(232)	(167)	3	(7)	(403)
Total operating revenues	$11,418	$17,295	$8,164	$1,092	$37,969
Total expenses	$9,488	$16,124	$6,294	$1,434	$33,340
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	98	—	—	—	98
Less: Other adjustments to expenses (1)	60	—	14	(5)	69
Total operating expenses	$9,330	$16,124	$6,280	$1,439	$33,173
Year Ended December 31, 2013

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$10,004	$15,741	$7,639	$1,916	$35,300
Less: Net investment gains (losses)	60	(21)	19	(10)	48
Less: Net derivative gains (losses)	(906)	(679)	(219)	734	(1,070)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	8	—	—	—	8
Less: Other adjustments to revenues (1)	(260)	(173)	69	(9)	(373)
Total operating revenues	$11,102	$16,614	$7,770	$1,201	$36,687
Total expenses	$9,248	$15,341	$6,305	$1,584	$32,478
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(226)	—	—	—	(226)
Less: Other adjustments to expenses (1)	25	—	(3)	35	57
Total operating expenses	$9,449	$15,341	$6,308	$1,549	$32,647
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Years Ended December 31,
	2014	2013
	(In millions)
Operating revenues
Premiums	$21,384	$20,475
Universal life and investment-type product policy fees	2,412	2,296
Net investment income	12,365	12,217
Other revenues	1,808	1,699
Total operating revenues	37,969	36,687
Operating expenses
Policyholder benefits and claims and policyholder dividends	25,050	24,227
Interest credited to policyholder account balances	2,163	2,236
Capitalization of DAC	(424)	(562)
Amortization of DAC and VOBA	579	491
Interest expense on debt	150	150
Other expenses	5,655	6,105
Total operating expenses	33,173	32,647
Provision for income tax expense (benefit)	1,322	1,116
Operating earnings	$3,474	$2,924
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary driver of the increase in operating earnings was a $140 million decrease in expenses due to adjustments made to better align the allocation of acquisition expenses with affiliates’ sales revenue. Excluding this decrease in expenses, operating earnings improved as a result of higher net investment income from portfolio growth, a decrease in employee-related costs and higher asset-based fee income from improved equity market performance, partially offset by unfavorable mortality and morbidity experience. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on yields from fixed maturity securities and mortgage loans, and by market drivers which resulted in lower returns on hedge funds and decreased earnings on real estate, partially offset by higher returns on private equity investments, interest rate and currency derivatives, real estate joint ventures and prepayment fees. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. Our average separate account balance grew with the equity markets driving higher fee income in our annuity business. However, this was partially offset by higher DAC amortization due to the significant 2013 equity market increase. The changes in market factors discussed above resulted in an $81 million increase in operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both years, resulted in a net operating earnings increase of $14 million and were primarily related to favorable DAC unlockings in our traditional and universal life businesses, partially offset by unfavorable DAC unlockings in our variable annuity business. In addition to our annual updates, refinements to DAC and certain insurance-related liabilities that were recorded in both years resulted in a $62 million increase in operating earnings, which included favorable reserve adjustments in 2014 related to disability premium waivers and a 2014 charge related to delayed settlement interest on unclaimed funds held by state governments, both in our life business within our Retail segment.

We benefited from strong sales and business growth across many of our products. However, we continue to focus on pricing discipline and risk management which resulted in a decrease in sales of our variable annuity products. Growth in our investment portfolio from funding agreement issuances and other liabilities in our Corporate Benefit Funding segment, positive net flows from our retail life business and 2014 premiums and deposits in our Group, Voluntary & Worksite Benefits segment, generated higher net investment income. This was partially offset by the related increase in interest credited expense. In addition, surrenders and withdrawals of our annuity products exceeded sales for 2014 resulting in lower asset-based fee income. This was partially offset by lower DAC amortization. The changes in business growth discussed above resulted in a $77 million increase in operating earnings.
Operating earnings increased due to declines in expenses of $139 million, mainly the result of lower employee-related costs. However, this was partially offset by the PPACA fee, which reduced operating earnings by $58 million in 2014.
Less favorable mortality and morbidity experience, primarily in our Group, Voluntary & Worksite Benefits segment, resulted in a $31 million decrease in operating earnings. The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. In 2014, the Company realized additional tax benefits of $79 million compared to 2013, primarily from the higher utilization of tax preferenced investments. This was partially offset by a $20 million tax charge related to the PPACA fee, which was not deductible for income tax purposes.
Segment Results and Corporate & Other
Retail

	Years Ended December 31,
	2014	2013
	(In millions)
Operating revenues
Premiums	$4,081	$3,992
Universal life and investment-type product policy fees	1,505	1,397
Net investment income	5,402	5,385
Other revenues	430	328
Total operating revenues	11,418	11,102
Operating expenses
Policyholder benefits and claims and policyholder dividends	6,379	6,246
Interest credited to policyholder account balances	988	988
Capitalization of DAC	(376)	(517)
Amortization of DAC and VOBA	536	447
Interest expense on debt	6	5
Other expenses	1,797	2,280
Total operating expenses	9,330	9,449
Provision for income tax expense (benefit)	733	579
Operating earnings	$1,355	$1,074
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Changes to our guarantee features since 2012, along with continued management of sales in 2014 by focusing on pricing discipline and risk management, drove a 38% decrease in variable annuity sales. Life sales were also lower, mainly driven by the discontinuance of our lifetime secondary guarantees on universal life products. We expect our sales of annuities to increase in the future. To this end, we introduced new variable annuity products and/or enhancements in late 2014 and early 2015. A significant portion of our operating earnings is driven by separate account balances. Most directly these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances increased over 2013 as a result of continued strong market performance, partially offset by negative net flows as surrenders and withdrawals exceeded sales.

The primary driver of the increase in operating earnings was a $140 million decrease in expenses due to adjustments made to better align the allocation of acquisition expenses with affiliates’ sales revenue.
A $45 million increase in operating earnings was attributable to market factors, including equity markets and interest rates. Higher average separate account balances drove an increase in asset-based fee income; however, this was partially offset by higher DAC amortization. The more favorable separate account returns in 2013 drove lower DAC amortization in 2013 as compared to 2014 where equity returns were much less favorable. This positive equity market performance also drove higher net investment income from other limited partnership interests. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. Interest credited expense in our life businesses also increased. This negative interest rate impact was partially offset by lower interest credited expense in the annuities business, as we reduced interest credited rates on contracts with discretionary rate reset provisions, and lower DAC amortization in our life business. Lower returns in our hedge funds also decreased operating earnings and were partially offset by increased prepayment fees and higher income from real estate joint ventures.
A $25 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows, despite a decline in universal life sales, which resulted in higher net investment income. In addition, operating earnings increased as a result of a recapture of a universal life reinsurance agreement and lower DAC amortization. These favorable impacts were partially offset by lower fees, as 2013 benefited from the first year fees received on the now discontinued lifetime secondary guarantees on our universal life products, and an increase in interest credited expenses. In our deferred annuities business, surrenders and withdrawals exceeded sales for 2014, resulting in negative cash flows contributing to a decrease in average separate account balances and, consequently, asset-based fee income, partially offset by lower DAC amortization. In addition, operating earnings increased as a result of a new affiliated reinsurance agreement entered into in connection with the Mergers. We also earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to 2013.
Favorable mortality experience in our life and immediate annuities businesses resulted in a slight increase in operating earnings. In addition, favorable morbidity experience in our individual disability income business resulted in a $7 million increase in operating earnings.
On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both years, resulted in a net operating earnings increase of $14 million and were primarily related to favorable DAC unlockings in our traditional and universal life businesses, partially offset by unfavorable DAC unlockings in our variable annuity business. Refinements to DAC and certain insurance-related liabilities that were recorded in both years resulted in a slight increase in operating earnings, which included favorable reserve adjustments in 2014 related to disability premium waivers and a 2014 charge related to delayed settlement interest on unclaimed funds held by state governments, both in our life business. Operating earnings increased due to a decline in expenses of $61 million, mainly the result of lower employee-related costs and the 2013 increase in litigation reserves, partially offset by higher interest expense associated with affiliated ceded funds withheld reinsurance agreements.

Group, Voluntary & Worksite Benefits

	Years Ended December 31,
	2014	2013
	(In millions)
Operating revenues
Premiums	$14,381	$13,732
Universal life and investment-type product policy fees	716	688
Net investment income	1,783	1,790
Other revenues	415	404
Total operating revenues	17,295	16,614
Operating expenses
Policyholder benefits and claims and policyholder dividends	13,823	13,191
Interest credited to policyholder account balances	155	156
Capitalization of DAC	(17)	(20)
Amortization of DAC and VOBA	26	25
Interest expense on debt	2	1
Other expenses	2,135	1,988
Total operating expenses	16,124	15,341
Provision for income tax expense (benefit)	430	446
Operating earnings	$741	$827
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The macroeconomic environment is demonstrating steady growth and instilling further confidence in the U.S. economy. The improvement in the U.S. economy and overall employment remains slow and steady. In 2014, premiums increased across the segment. Our term life, dental and disability businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from pricing actions on existing business. In addition, premiums in our term life business increased due to the impact of experience adjustments on our participating contracts; however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. The introduction of new products also drove growth in the voluntary benefits business. Although we have discontinued selling our LTC product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment.
Our life business experienced less favorable mortality in 2014, mainly due to an increase in claims severity in the term life business and increased claims incidence in the group universal life business, which resulted in a $50 million decrease in operating earnings. Unfavorable claims experience in our disability business, driven by higher approvals, was partially offset by higher net closures. In addition, increased utilization of services across the channels of our dental business was partially offset by the impact of lapses on certain insurance liabilities, higher net closures in our LTC business, and favorable claims incidence in our AD&D business. Our overall net unfavorable claims experience resulted in a $9 million decrease in operating earnings. The impact of favorable refinements to certain insurance and other liabilities in 2014 resulted in an increase in operating earnings of $20 million.
The impact of changes in market factors, including lower yields on our fixed maturity securities and mortgage loans, and decreased returns on real estate and alternative investments, partially offset by higher returns on our private equity investments and real estate joint ventures, resulted in lower investment yields. Unlike in the Retail and Corporate Benefit Funding segments, in the Group Voluntary & Worksite Benefits segment, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decrease in investment yields, slightly offset by lower crediting rates in 2014, reduced operating earnings by $34 million.

Growth in premiums and deposits in 2014, partially offset by a reduction in other liabilities, policyholder account balances (“PABs”) and allocated equity, resulted in an increase in our average invested assets, increasing operating earnings by $34 million. Consistent with the growth in average invested assets from premiums and deposits, primarily in our LTC business, interest credited on long-duration contracts and PABs increased by $24 million. The PPACA fee increased other expenses by $58 million in 2014; however, the impact of the assessment was significantly offset by a related increase in premiums in the dental business. The remaining increase in other operating expenses, driven by business growth and voluntary product initiatives, was essentially offset by the remaining increase in premiums, fees and other revenues.
Corporate Benefit Funding

	Years Ended December 31,
	2014	2013
	(In millions)
Operating revenues
Premiums	$2,794	$2,675
Universal life and investment-type product policy fees	191	211
Net investment income	4,892	4,611
Other revenues	287	273
Total operating revenues	8,164	7,770
Operating expenses
Policyholder benefits and claims and policyholder dividends	4,771	4,723
Interest credited to policyholder account balances	1,020	1,092
Capitalization of DAC	(30)	(25)
Amortization of DAC and VOBA	17	19
Interest expense on debt	10	10
Other expenses	492	489
Total operating expenses	6,280	6,308
Provision for income tax expense (benefit)	659	512
Operating earnings	$1,225	$950
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
The sustained low interest rate environment has contributed to the underfunding of pension plans, which limits our customers’ ability to engage in full pension plan closeout terminations. However, we expect that customers may choose to close out portions of pension plans over time, at costs reflecting current interest rates and availability of capital. Lower pension plan closeouts in 2014 resulted in a decrease in premiums. However, competitive pricing and a relative increase in participation drove an increase in structured settlement sales in 2014. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits.
The sustained low interest rate environment impacted our interest credited rates as well as our investment yields. Many of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The sustained low interest rate environment drove lower investment yields on mortgage loans and fixed maturity securities. In addition, hedge fund income declined. These unfavorable changes were partially offset by the impact of changes in market factors that drove higher income on interest rate derivatives, improved returns on real estate joint ventures and private equity investments and increased prepayment fees. The impact of lower interest credited expense offset by lower investment returns resulted in an increase in operating earnings of $104 million.
The impact of 2014 funding agreement issuances, as well as increases in allocated equity and other liabilities, resulted in higher invested assets, which drove an increase in net investment income that was partially offset by the related increase in interest credited expense and resulted in a $95 million increase in operating earnings. In addition, strong investment performance and large case sales for our separate account products drove higher average account balances which resulted in an increase in separate account fees of $9 million.

Favorable mortality in 2014, primarily in our structured settlements business, resulted in an $18 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both years increased operating earnings by $40 million.
Corporate & Other

	Years Ended December 31,
	2014	2013
	(In millions)
Operating revenues
Premiums	$128	$76
Net investment income	288	431
Other revenues	676	694
Total operating revenues	1,092	1,201
Operating expenses
Policyholder benefits and claims and policyholder dividends	77	67
Capitalization of DAC	(1)	—
Interest expense on debt	132	134
Other expenses	1,231	1,348
Total operating expenses	1,439	1,549
Provision for income tax expense (benefit)	(500)	(421)
Operating earnings	$153	$73
The table below presents operating earnings by source, net of income tax:

	Years Ended December 31,
	2014	2013
	(In millions)

Other net investment income	$183	$279
Interest expense on debt	(86)	(87)
Acquisition costs	(3)	(17)
Corporate initiatives and projects	(124)	(126)
Incremental tax benefit	379	299
Other (including asbestos litigation)	(196)	(275)
Operating earnings	$153	$73
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased by $80 million, primarily due to higher incremental tax benefits and a decrease in other expenses offset by lower net investment income. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Other net investment income decreased by $96 million. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, the adverse impact of the sustained low interest rate environment on yields from our fixed maturity securities and lower returns on real estate investments. These decreases were partially offset by improved returns on private equity investments, higher mark-to-market income on residential mortgage loans carried at fair value and higher returns on credit and currency derivatives.
Acquisition costs decreased by $14 million due to lower internal resource costs for associates committed to certain acquisition activities.

Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. Higher utilization of tax preferenced investments and other benefits increased our operating earnings by $80 million over 2013.
Our results for 2014 benefited from lower charges for employee-related and pension costs totaling $35 million, as well as decreases in interest on uncertain tax positions, software amortization and expenses associated with other mergers and acquisitions totaling $33 million. This was partially offset by an increase in our litigation reserves related to asbestos which increased more in 2014 than in 2013 resulting in a $16 million decline in operating earnings.
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

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investments Risk Committee, chaired by GRM, reviews and monitors investment risk limits and tolerances. We are exposed to the following primary sources of investment risks:

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
We use purchased credit default swaps to mitigate credit risk in our investment portfolio. Generally, we purchase credit protection by entering into credit default swaps referencing the issuers of specific assets we own. In certain cases, basis risk exists between these credit default swaps and the specific assets we own. For example, we may purchase credit protection on a macro basis to reduce exposure to specific industries or other portfolio concentrations. In such instances, the referenced entities and obligations under the credit default swaps may not be identical to the individual obligors or securities in our investment portfolio. In addition, our purchased credit default swaps may have shorter tenors than the underlying investments they are hedging. However, we dynamically hedge this risk through the rebalancing and rollover of our credit default swaps at their most liquid tenors. We believe that our purchased credit default swaps serve as effective economic hedges of our credit exposure.

We generally enter into market standard purchased and written credit default swap contracts. Payout under such contracts is triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring, and may include governmental intervention. With respect to credit default contracts on Western European sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association deems that a credit event has occurred.
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and the global capital markets. Recently, concerns about the political and economic stability of countries in regions outside the EU, including Ukraine, Russia, Argentina and the Middle East, have contributed to market volatility. As an insurance company with significant operations in the U.S., we are affected by the monetary policy of the Federal Reserve Board, as well as of central banks around the world. Financial markets have been affected by concerns over the direction of U.S. fiscal policy, although these concerns have abated since late 2013. See “— Industry Trends — Financial and Economic Environment.” The Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping interest rates low and through its asset purchase programs. See “— Industry Trends — Impact of a Sustained Low Interest Rate Environment.” The Federal Reserve Board may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
European Region Investments
We maintain general account investments for diversification in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”). We have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the United Kingdom, France, Germany, the Netherlands and Norway. Our total European Region general account exposure to fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock were $18.5 billion or 7% of total cash and invested assets at December 31, 2014. Our exposure to European Region sovereign debt was $629 million, at estimated fair value, at December 31, 2014. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $13.9 billion, or 78% of European Region total corporate securities, at estimated fair value, at December 31, 2014. Of these European Region sovereign fixed maturity and corporate securities, 87% were investment grade and, for the 13% that were below investment grade, the majority was comprised of non-financial services corporate securities at December 31, 2014. European Region financial services corporate securities, at estimated fair value, were $3.9 billion, including $2.2 billion within the banking sector, with 93% invested in investment grade rated corporate securities, at December 31, 2014.

Selected Country and Sector Investments
Concerns about the economic conditions, capital markets and the solvency of certain EU member states, including Europe’s perimeter region, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility, and has affected the performance of various asset classes in recent years. More recently, economic conditions in Europe’s perimeter region seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. This, combined with greater ECB support and gradually improving macroeconomic conditions at the country level, has reduced the risk of default on the sovereign debt of certain countries in Europe’s perimeter region and, with the exception of Greece, the risk of possible withdrawal of one or more countries from the Euro zone. See “— Industry Trends — Financial and Economic Environment.”

At December 31, 2014, we did not have any exposure to the sovereign debt of Europe’s perimeter region. At December 31, 2014, our exposure to fixed maturity securities in Europe’s perimeter region was $716 million, or 0.3% of total cash and invested assets. The $716 million included $125 million of financial service industry and $591 million of non-financial service industry fixed maturity securities.

Recently there have been concerns about the political and economic stability of Ukraine and Russia. We maintain general account investments in Russia and Ukraine for diversification. At December 31, 2014, our exposure to fixed maturity securities in Ukraine and Russia was $27 million, or less than 0.1% of total cash and invested assets. The $27 million included $13 million of non-financial service industry fixed maturity securities and $14 million of sovereign debt.

There has also been an increased focus on energy sector investments as a result of declining oil prices. Our net exposure to energy sector fixed maturity securities was $9.6 billion (inclusive of net written credit default swaps with a notional value of $164 million), of which 81% were investment grade, with an unrealized gain of $635 million at December 31, 2014.

We manage direct and indirect investment exposure in both countries and sectors through fundamental credit analysis and we continually monitor and adjust our level of investment exposure in response to current market conditions. We do not expect such general account investments to have a material adverse effect on our results of operations or financial condition.

Current Environment - Summary

All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MetLife. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), and level of unrealized gains (losses) within the various asset classes in our investment portfolio, as well as our level of investment in lower yielding cash equivalents and short-term investments and government securities. See “— Industry Trends” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”
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

	For the Years Ended December 31,
	2014		2013		2012
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2) (3)	5.44%	$8,254	5.57%	$8,288	5.73%	$8,319
Mortgage loans (3)	5.10	2,379	5.41	2,404	5.64	2,527
Real estate and real estate joint ventures	3.28	246	3.14	224	4.22	252
Policy loans	5.30	448	5.23	440	5.41	451
Equity securities	4.64	86	4.70	78	4.76	67
Other limited partnership interests	14.79	721	13.53	633	12.41	555
Cash and short-term investments	0.76	21	0.87	25	0.38	9
Other invested assets		536		452		291
Total before investment fees and expenses	5.54	12,691	5.64	12,544	5.76	12,471
Investment fees and expenses	(0.14)	(326)	(0.15)	(327)	(0.15)	(334)
Net investment income (4)	5.40%	$12,365	5.49%	$12,217	5.61%	$12,137
______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects GAAP adjustments presented in footnote (4) below. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties, and the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”). A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income (loss) includes amounts for trading and FVO securities of $23 million, $43 million and $77 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs. Such reclassifications are presented in the table below.

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net investment income — in the above yield table	$12,365	$12,217	$12,137
Real estate discontinued operations	—	(1)	(4)
Scheduled periodic settlement payments on derivatives not qualifying for hedge accounting	(473)	(433)	(285)
Equity method operating joint ventures	—	(1)	—
Incremental net investment income from CSEs	1	3	4
Net investment income — GAAP consolidated statements of operations	$11,893	$11,785	$11,852
See “— Results of Operations — Consolidated Results — Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013” for an analysis of the year over year changes in net investment income.
Fixed Maturity and Equity Securities AFS
Fixed maturity securities AFS, which consisted principally of publicly-traded and privately-placed fixed maturity securities and redeemable preferred stock, were $188.9 billion and $173.7 billion, at estimated fair value, at December 31, 2014 and 2013, respectively, or 67% of total cash and invested assets, at both December 31, 2014 and 2013. Publicly-traded fixed maturity securities represented $152.4 billion and $138.4 billion, at estimated fair value, or 81% and 80% of total fixed maturity securities, at December 31, 2014 and 2013, respectively. Privately placed fixed maturity securities represented $36.5 billion and $35.3 billion, at estimated fair value, or 19% and 20% of total fixed maturity securities, at December 31, 2014 and 2013, respectively.
Equity securities AFS, which consisted principally of publicly-traded and privately-held common and non-redeemable preferred stock, including certain perpetual hybrid securities and mutual fund interests, were $2.1 billion and $1.9 billion, at estimated fair value, at December 31, 2014 and 2013, respectively, or 0.7% of total cash and invested assets at both December 31, 2014 and 2013. Publicly-traded equity securities represented $1.2 billion and $1.0 billion, at estimated fair value, or 60% and 54% of total equity securities, at December 31, 2014 and 2013, respectively. Privately-held equity securities represented $831 million and $866 million, at estimated fair value, or 40% and 46% of total equity securities, at December 31, 2014 and 2013, respectively.
Included within fixed maturity and equity securities were $719 million and $813 million of perpetual securities, at estimated fair value, at December 31, 2014 and 2013, respectively. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Included within fixed maturity securities were $763 million and $1.0 billion of redeemable preferred stock with a stated maturity, at estimated fair value, at December 31, 2014 and 2013, respectively. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.

Valuation of Securities. We are responsible for the determination of estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at December 31, 2014.
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

	December 31, 2014
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1:
Quoted prices in active markets for identical assets	$21,625	11.4%	$584	28.3%
Level 2:
Independent pricing source	127,513	67.5	486	23.5
Internal matrix pricing or discounted cash flow techniques	25,473	13.5	780	37.8
Significant other observable inputs	152,986	81.0	1,266	61.3
Level 3:
Independent pricing source	3,766	2.0	151	7.3
Internal matrix pricing or discounted cash flow techniques	9,301	4.9	64	3.1
Independent broker quotations	1,233	0.7	—	—
Significant unobservable inputs	14,300	7.6	215	10.4
Total estimated fair value	$188,911	100.0%	$2,065	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2014 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in four sectors: U.S. and foreign corporate securities, residential mortgage-backed securities (“RMBS”), and ABS.

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities); and less liquid ABS.

•
During the year ended December 31, 2014, Level 3 fixed maturity securities increased by $28 million, or less than 1%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”), partially offset by net transfers out of Level 3. The purchases in excess of sales of fixed maturity securities were concentrated in RMBS, foreign corporate securities, and ABS, and the increase in estimated fair value recognized in OCI for fixed maturity securities was concentrated in U.S. corporate securities. The net transfers out of Level 3 were concentrated in ABS and U.S. corporate securities.

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

Fixed Maturity Securities Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. The NAIC designations are generally similar to the credit quality ratings of the NRSRO for fixed maturity securities, except for certain structured securities as described below. Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s, S&P, Fitch, Dominion Bond Rating Service, A.M. Best, Kroll Bond Rating Agency, Egan Jones Ratings Company and Morningstar, Inc. (“Morningstar”). If no rating is available from a rating agency, then an internally developed rating is used.
The NAIC has adopted revised methodologies for certain structured securities comprised of non-agency RMBS, ABS and commercial mortgage-backed securities (“CMBS”). The NAIC’s objective with the revised methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities. We apply the revised NAIC methodologies to structured securities held by Metropolitan Life Insurance Company and its insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC methodologies on an annual basis. If Metropolitan Life Insurance Company or its insurance subsidiaries acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.
The following table presents total fixed maturity securities by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		December 31,
		2014				2013
NAIC Designation	Rating Agency Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
			(In millions)				(In millions)
1	Aaa/Aa/A	$109,531	$11,934	$121,465	64.3%	$100,871	$5,354	$106,225	61.1%
2	Baa	45,493	3,423	48,916	25.9	47,335	2,674	50,009	28.8
	Subtotal investment grade	155,024	15,357	170,381	90.2	148,206	8,028	156,234	89.9
3	Ba	11,451	65	11,516	6.1	10,003	254	10,257	5.9
4	B	6,353	(105)	6,248	3.3	6,578	74	6,652	3.9
5	Caa and lower	775	(15)	760	0.4	558	7	565	0.3
6	In or near default	1	5	6	—	26	12	38	—
	Subtotal below investment grade	18,580	(50)	18,530	9.8	17,165	347	17,512	10.1
	Total fixed maturity securities	$173,604	$15,307	$188,911	100.0%	$165,371	$8,375	$173,746	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
Rating Agency Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2014:
U.S. corporate	$24,273	$28,043	$7,834	$4,744	$457	$6	$65,357
U.S. Treasury and agency	39,070	—	—	—	—	—	39,070
Foreign corporate	8,240	17,766	2,704	1,036	72	—	29,818
RMBS	26,117	812	608	396	230	—	28,163
ABS	7,742	457	26	—	1	—	8,226
CMBS	7,742	6	160	5	—	—	7,913
State and political subdivision	6,379	137	4	—	—	—	6,520
Foreign government	1,902	1,695	180	67	—	—	3,844
Total fixed maturity securities	$121,465	$48,916	$11,516	$6,248	$760	$6	$188,911
Percentage of total	64.3%	25.9%	6.1%	3.3%	0.4%	—%	100.0%
December 31, 2013:
U.S. corporate	$22,518	$29,474	$7,607	$4,273	$336	$21	$64,229
U.S. Treasury and agency	30,544	—	—	—	—	—	30,544
Foreign corporate	8,169	17,123	1,909	1,515	40	—	28,756
RMBS	21,908	1,319	567	711	188	17	24,710
ABS	7,204	481	20	118	1	—	7,824
CMBS	8,364	7	—	5	—	—	8,376
State and political subdivision	5,626	151	—	—	—	—	5,777
Foreign government	1,892	1,454	154	30	—	—	3,530
Total fixed maturity securities	$106,225	$50,009	$10,257	$6,652	$565	$38	$173,746
Percentage of total	61.1%	28.8%	5.9%	3.9%	0.3%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
 We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both December 31, 2014 and 2013. The tables below present our U.S. and foreign corporate securities holdings at:

	December 31,
	2014		2013
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$29,818	31.3%	$28,756	30.9%
U.S. corporate fixed maturity securities — by industry:
Industrial	17,230	18.1	17,289	18.6
Consumer	16,706	17.6	16,385	17.6
Utility	13,892	14.6	13,121	14.1
Finance	9,170	9.6	9,386	10.1
Communications	5,534	5.8	5,466	5.9
Other	2,825	3.0	2,582	2.8
Total	$95,175	100.0%	$92,985	100.0%
______________

(1)	Includes both U.S. dollar and foreign denominated securities.

Structured Securities
 We held $44.3 billion and $40.9 billion of structured securities, at estimated fair value, at December 31, 2014 and 2013, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
The table below presents our RMBS holdings at:

	December 31,
	2014			2013
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$15,116	53.7%	$814	$14,085	57.0%	$548
Pass-through securities	13,047	46.3	456	10,625	43.0	43
Total RMBS	$28,163	100.0%	$1,270	$24,710	100.0%	$591
By risk profile:
Agency	$17,333	61.5%	$912	$15,319	62.0%	$389
Prime	2,026	7.2	64	2,196	8.9	64
Alt-A	4,759	16.9	141	4,253	17.2	50
Sub-prime	4,045	14.4	153	2,942	11.9	88
Total RMBS	$28,163	100.0%	$1,270	$24,710	100.0%	$591
Ratings profile:
Rated Aaa/AAA	$17,822	63.3%		$16,297	66.0%
Designated NAIC 1	$26,117	92.7%		$21,908	88.7%
Collateralized mortgage obligations are structured by dividing the cash flows of mortgages into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are secured by a mortgage or collection of mortgages. The monthly mortgage payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments and, for a fee, remits or passes these payments through to the holders of the pass-through securities.
The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were designated NAIC 1 by the NAIC at December 31, 2014 and 2013. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
Included within prime and Alt-A RMBS are re-securitization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the re-securitization. Our Alt-A RMBS portfolio has performed within our expectations and is comprised primarily of fixed rate mortgage loans (95% and 94% at December 31, 2014 and 2013, respectively) and has an insignificant amount of option adjustable rate mortgage loans.
Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since 2012, we have increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The estimated fair value of our sub-prime RMBS purchased since 2012 was $3.4 billion and $2.2 billion with unrealized gains of $122 million and $92 million at December 31, 2014 and 2013, respectively.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	December 31,
	2014			2013
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Collateralized debt obligations	$3,375	41.0%	$(33)	$1,686	21.5%	$3
Student loans	1,051	12.8	19	1,136	14.5	5
Automobile loans	1,015	12.3	7	1,385	17.7	10
Credit card loans	843	10.2	31	1,278	16.4	2
Foreign residential loans	719	8.8	(9)	1,320	16.9	16
Other loans	1,223	14.9	5	1,019	13.0	(1)
Total	$8,226	100.0%	$20	$7,824	100.0%	$35
Ratings profile:
Rated Aaa/AAA	$4,541	55.2%		$4,526	57.8%
Designated NAIC 1	$7,742	94.1%		$7,204	92.1%
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	December 31, 2014
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003-2004	$68	$74	$6	$6	$26	$27	$4	$4	$12	$11	$116	$122
2005	1,411	1,427	47	48	60	60	46	47	—	—	1,564	1,582
2006	1,382	1,427	54	56	71	75	30	31	—	—	1,537	1,589
2007	448	460	32	34	171	180	13	13	70	67	734	754
2008 - 2010	—	—	—	—	11	11	—	—	—	—	11	11
2011	281	297	—	—	30	32	—	—	—	—	311	329
2012	140	145	109	115	621	638	—	—	—	—	870	898
2013	369	390	233	250	874	887	13	11	—	—	1,489	1,538
2014	206	212	359	366	424	431	8	8	76	73	1,073	1,090
Total	$4,305	$4,432	$840	$875	$2,288	$2,341	$114	$114	$158	$151	$7,705	$7,913
Ratings Distribution		56.0%		11.1%		29.6%		1.4%		1.9%		100.0%

	December 31, 2013
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003-2004	$913	$932	$43	$43	$52	$54	$12	$13	$14	$12	$1,034	$1,054
2005	2,068	2,167	50	51	75	76	48	48	—	—	2,241	2,342
2006	1,446	1,518	136	146	88	93	—	—	26	26	1,696	1,783
2007	484	501	33	36	175	186	17	16	65	58	774	797
2008 - 2010	—	—	—	—	25	25	—	—	—	—	25	25
2011	282	293	—	—	30	31	—	—	—	—	312	324
2012	72	70	88	86	702	667	—	—	—	—	862	823
2013	267	268	130	129	862	831	—	—	—	—	1,259	1,228
Total	$5,532	$5,749	$480	$491	$2,009	$1,963	$77	$77	$105	$96	$8,203	$8,376
Ratings Distribution		68.6%		5.9%		23.4%		0.9%		1.2%		100.0%
The tables above reflect ratings assigned by NRSROs including Moody’s, S&P, Fitch and Morningstar. CMBS designated NAIC 1 were 97.8% and 99.9% of total CMBS at December 31, 2014 and 2013, respectively.
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $47 million, $147 million and $199 million for the years ended December 31, 2014, 2013 and 2012, respectively. Impairments of fixed maturity securities were $26 million, $128 million and $192 million for the years ended December 31, 2014, 2013 and 2012, respectively. Impairments of equity securities were $21 million, $19 million and $7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Credit-related impairments of fixed maturity securities were $26 million, $115 million and $125 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Explanations of changes in fixed maturity and equity securities impairments are as follows:
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $47 million for the year ended December 31, 2014 as compared to $147 million for the year ended December 31, 2013. The most significant decreases were in U.S. and foreign corporate securities and RMBS, which comprised $26 million for the year ended December 31, 2014, as compared to $128 million for the year ended December 31, 2013. A decrease of $60 million in OTTI losses on U.S. and foreign corporate securities was concentrated in the utility industry, while the remaining $42 million decrease in OTTI losses on RMBS reflected improving economic fundamentals.
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $147 million for the year ended December 31, 2013 as compared to $199 million for the year ended December 31, 2012. The most significant decreases were in CMBS and U.S. and foreign corporate securities, which comprised $66 million for the year ended December 31, 2013, as compared to $120 million for the year ended December 31, 2012. A decrease of $28 million in OTTI losses on CMBS reflected improving economic fundamentals, while the remaining $26 million decrease in OTTI losses on U.S. and foreign corporate securities was concentrated in the financial services and communication industries and was primarily attributable to intent-to-sell impairments in 2012.

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
Trading and FVO Securities
We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of securities and the execution of short sale agreements. Trading and FVO securities also include securities for which the FVO has been elected. FVO securities include certain fixed maturity and equity securities held for investment by the general account to support ALM strategies for certain insurance products. FVO securities also include securities held by CSEs. Trading and FVO securities were $705 million and $723 million at estimated fair value, or 0.2% and 0.3% of total cash and invested assets, at December 31, 2014 and 2013, respectively. See Note 10 of the Notes to the Consolidated Financial Statements for trading and FVO securities fair value hierarchy and a rollforward of the fair value measurements for trading and FVO securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
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
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial real estate, agricultural real estate and residential properties. Mortgage loans held-for-investment and related valuation allowances are summarized as follows at:

	December 31,
	2014				2013
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$32,482	66.3%	$182	0.6%	$33,072	72.0%	$213	0.6%
Agricultural	11,033	22.5	35	0.3%	11,025	24.0	40	0.4%
Residential	5,494	11.2	41	0.7%	1,858	4.0	19	1.0%
Total	$49,009	100.0%	$258	0.5%	$45,955	100.0%	$272	0.6%
The information presented in the tables herein exclude mortgage loans held-for-investment where we elected the FVO and mortgage loans held-for-sale. Such amounts are presented in Note 8 of the Notes to the Consolidated Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our mortgage loan portfolios, 87% are collateralized by properties located in the U.S., with the remaining 13% collateralized by properties located outside the U.S., calculated as a percent of the total mortgage loans held-for-investment, as presented above, at December 31, 2014. The carrying value of our mortgage loans located in California, New York and Texas were 20%, 10% and 7%, respectively, of total mortgage loans held-for-investment, as presented above, at December 31, 2014. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as such loans represented over 65% of total mortgage loans held-for-investment, as presented above, at both December 31, 2014 and 2013. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment:

	December 31,
	2014		2013
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region:
Pacific	$6,633	20.4%	$7,141	21.6%
Middle Atlantic	5,782	17.8	5,674	17.2
International	5,664	17.4	5,369	16.2
South Atlantic	5,350	16.5	5,946	18.0
West South Central	3,157	9.7	2,976	9.0
East North Central	1,792	5.5	2,197	6.6
New England	989	3.1	1,159	3.5
Mountain	752	2.3	696	2.1
East South Central	322	1.0	324	1.0
West North Central	139	0.4	147	0.4
Multi-Region and Other	1,902	5.9	1,443	4.4
Total recorded investment	32,482	100.0%	33,072	100.0%
Less: valuation allowances	182		213
Carrying value, net of valuation allowances	$32,300		$32,859
Property Type:
Office	$16,755	51.6%	$16,679	50.4%
Retail	6,882	21.2	6,941	21.0
Hotel	3,639	11.2	3,444	10.4
Apartment	3,005	9.2	3,238	9.8
Industrial	2,011	6.2	2,575	7.8
Other	190	0.6	195	0.6
Total recorded investment	32,482	100.0%	33,072	100.0%
Less: valuation allowances	182		213
Carrying value, net of valuation allowances	$32,300		$32,859
_____________
Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including reviewing loans that are current, past due, restructured and under foreclosure. See Note 8 of the Notes to the Consolidated Financial Statements for tables that present mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans. See “— Real Estate and Real Estate Joint Ventures” for real estate acquired through foreclosure.
Commercial and Agricultural Mortgage Loans. We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% and 55% at December 31, 2014 and 2013, respectively, and our average debt service coverage ratio was 2.6x and 2.4x at December 31, 2014 and 2013, respectively. The commercial mortgage loan debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis, with a portion of the commercial mortgage loan portfolio updated each quarter. For our agricultural mortgage loans, our average loan-to-value ratio was 44% and 45% at December 31, 2014 and 2013, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the years ended December 31, 2014, 2013 and 2012.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Our real estate investments are primarily located in the United States. The carrying value of our real estate investments located in California, Florida and Georgia were 24%, 12% and 10%, of total real estate investments at December 31, 2014.
Real estate investments by type consisted of the following at:

	December 31,
	2014		2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$7,067	89.8%	$6,848	87.8%
Real estate joint ventures and funds	450	5.7	561	7.2
Subtotal	7,517	95.5	7,409	95.0
Foreclosed (commercial and agricultural)	279	3.5	349	4.5
Real estate held-for-investment	7,796	99.0	7,758	99.5
Real estate held-for-sale	78	1.0	40	0.5
Total real estate and real estate joint ventures	$7,874	100.0%	$7,798	100.0%

We classify within traditional real estate our investment in income-producing real estate, which is comprised primarily of wholly-owned real estate and, to a much lesser extent, joint ventures with interests in single property income-producing real estate. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $9.9 billion and $9.7 billion at December 31, 2014 and 2013, respectively. We classify within real estate joint ventures and funds, our investments in joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as our investments in real estate private equity funds. From time to time, we transfer investments from these joint ventures to traditional real estate after the completed property commences operations and, if we intend to retain an interest in the property.
In connection with our investment management business, in the fourth quarter of 2013, we contributed real estate investments with an estimated fair value of $1.4 billion to the MetLife Core Property Fund, our newly formed open ended core real estate fund, in return for the issuance of ownership interests in that fund. As part of the initial closing on December 31, 2013, we redeemed 76% of our interest in this fund as new third party investors were admitted. The MetLife Core Property Fund was consolidated as of December 31, 2013. However, as a result of our quarterly reassessment in the first quarter of 2014, we no longer consolidate the MetLife Core Property Fund, effective March 31, 2014. See Note 8 of the Notes to the Consolidated Financial Statements for further information.
Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2014		2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Office	$3,952	50.2%	$3,676	47.1%
Apartment	1,421	18.0	1,879	24.1
Hotel	531	6.7	386	5.0
Retail	517	6.6	313	4.0
Industrial	486	6.2	634	8.1
Real estate investment funds	299	3.8	324	4.2
Land	299	3.8	245	3.1
Agriculture	17	0.2	19	0.3
Other	352	4.5	322	4.1
Total real estate and real estate joint ventures	$7,874	100.0%	$7,798	100.0%
Impairments recognized on real estate and real estate joint ventures were $9 million, $1 million and $18 million for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation expense on real estate investments was $160 million, $144 million and $127 million for the years ended December 31, 2014, 2013 and 2012, respectively. Real estate investments are net of accumulated depreciation of $1.0 billion and $1.1 billion at December 31, 2014 and 2013, respectively.
Other Limited Partnership Interests
The carrying value of other limited partnership interests was $4.9 billion and $4.7 billion at December 31, 2014 and 2013, respectively, which included $1.3 billion and $1.1 billion of hedge funds, at December 31, 2014 and 2013, respectively.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	December 31,
	2014		2013
	Carrying Value	% of Total	Carrying Value	% of Total

	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$7,104	50.0%	$4,141	39.1%
Tax credit and renewable energy partnerships	2,660	18.7	2,591	24.5
Loans to affiliates	2,375	16.7	1,915	18.1
Leveraged leases, net of non-recourse debt	1,461	10.3	1,504	14.2
Direct financing leases	285	2.0	288	2.7
Funds withheld	194	1.4	—	—
Operating joint ventures	74	0.5	10	0.1
Other	56	0.4	140	1.3
Total	$14,209	100.0%	$10,589	100.0%
Leveraged lease impairments were $80 million, $7 million and $203 million for the years ended December 31, 2014, 2013 and 2012, respectively.
See Notes 8 and Note 9 of the Notes to the Consolidated Financial Statements for information regarding leveraged and direct financing leases, loans to affiliates and freestanding derivatives with positive estimated fair values. Tax credit and renewable energy partnerships are established for the purpose of investing in low-income housing, other social causes and renewable energy generation facilities, where a significant source of the return on investment is in the form of income tax credits or other tax incentives, and are accounted for under the equity method or under the effective yield method. Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. Loans to affiliates, some of which are regulated, are used by the affiliates to assist in meeting their capital requirements. Operating joint ventures are accounted for under the equity method and represent our investment in insurance underwriting joint ventures.
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $4.5 billion and $6.0 billion, or 1.6% and 2.3% of total cash and invested assets, at December 31, 2014 and 2013, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $1.0 billion and $790 million, or 0.4% and 0.3% of total cash and invested assets, at December 31, 2014 and 2013, respectively.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2014 and 2013.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2014, 2013 and 2012.
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
Derivatives categorized as Level 3 at December 31, 2014 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; cancellable foreign currency swaps with unobservable currency correlation inputs; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At both December 31, 2014 and 2013, less than 1% of the net derivative estimated fair value was priced through independent broker quotations.
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31, 2014		December 31, 2013
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$857	$(3)	$1,506	$(14)
Written (2)	7,419	125	6,600	123
Total	$8,276	$122	$8,106	$109
__________________

(1)
The gross notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $250 million and ($6) million, respectively, at December 31, 2014 and $355 million and ($10) million, respectively, at December 31, 2013.

(2)
The gross notional amount and estimated fair value for written credit default swaps in the trading portfolio were $15 million and $1 million, respectively, at December 31, 2014 and $10 million and $0, respectively, at December 31, 2013.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Years Ended December 31,
	2014			2013
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$14	$(16)	$(2)	$7	$(27)	$(20)
Written (3), (4)	32	(33)	(1)	119	(18)	101
Total	$46	$(49)	$(3)	$126	$(45)	$81
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $5 million and ($5) million, respectively, for the year ended December 31, 2014 and $2 million and ($16) million, respectively, for the year ended December 31, 2013.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were not significant for the year ended December 31, 2014 and $1 million and $0, respectively, for the year ended December 31, 2013.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $18 million was due to credit spreads widening in the current period as compared to credit spreads narrowing in the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of ($102) million was due to certain credit spreads being mixed in the current period compared to credit spreads narrowing in the prior period on certain credit default swaps used as replications.
The maximum amount at risk related to our written credit default swaps is equal to the corresponding gross notional amount. The increase in the gross notional amount of written credit default swaps is primarily a result of our decision to add to our credit replication holdings within the Company. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by insurance regulators and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we will seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we, at times, can replicate the desired bond exposures and meet our ALM needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.
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

Off-Balance Sheet Arrangements
Credit and Committed Facilities
We maintain an unsecured credit facility, as well as a committed facility with unaffiliated financial institutions. See “— Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” and Note 12 of the Notes to the Consolidated Financial Statements for further descriptions of such arrangements, the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities.
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $19 million at estimated fair value at December 31, 2014. We had no such collateral as of December 31, 2013. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $2.4 billion and $1.1 billion at December 31, 2014 and 2013, respectively. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this cash collateral was $138 million at December 31, 2014. We did not hold any cash collateral of this type at December 31, 2013. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and “Derivatives” in Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space, information technology and other equipment. Our commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — Contractual Obligations” and Note 17 of the Notes to the Consolidated Financial Statements.
Guarantees
See “Guarantees” in Note 17 of the Notes to the Consolidated Financial Statements.
Other
Additionally, we have the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities, bridge loans and private corporate bond investments.
See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Other than the commitments disclosed in Note 17 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, bridge loans, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments. See “— Liquidity and Capital Resources — Contractual Obligations.”

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
Liquidity Management
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for Metropolitan Life Insurance Company and its subsidiaries in light of market conditions, as well as changing needs and opportunities.
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $3.6 billion and $3.2 billion at December 31, 2014 and 2013, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $94.0 billion and $85.5 billion at December 31, 2014 and 2013, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed including: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block or on deposit with regulatory agencies; (iv) investments held in trust; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
Liquidity
Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. We determine our liquidity needs based on a rolling six-month forecast by portfolio of invested assets which we monitor daily. We adjust the asset mix and asset maturities based on this rolling six-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. We include provisions limiting withdrawal rights on many of our products, including general account pension products sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, global funding sources and various credit facilities.
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
Rating Agencies
Rating agencies assign insurer financial strength ratings to Metropolitan Life Insurance Company and its life insurance subsidiaries. Financial strength ratings indicate the rating agency’s opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory and equity capital of Metropolitan Life Insurance Company and its insurance subsidiaries are among the many factors considered in determining our insurer financial strength and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. See “Business — Company Ratings” for further information on our insurer financial strength ratings.
Downgrades in our financial strength ratings could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and investment products;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and derivative transactions;

•	requiring us to reduce prices for our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all.
A downgrade in the insurer financial strength ratings of Metropolitan Life Insurance Company or its insurance subsidiaries would likely impact us in the following ways, including:

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

Statutory Capital and Dividends
Our insurance companies have statutory surplus and RBC levels well above levels to meet current regulatory requirements.
RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to Metropolitan Life Insurance Company and each of its insurance subsidiaries. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of Metropolitan Life Insurance Company and each of its insurance subsidiaries was in excess of each of those RBC levels.

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
Affiliated Captive Reinsurance Transactions

Metropolitan Life Insurance Company cedes specific policy classes, including ordinary life insurance, participating whole life insurance, long-term disability insurance and group life insurance, to a wholly-owned captive reinsurer. The wholly-owned captive reinsurer currently only reinsures Metropolitan Life Insurance Company business and the results of the captive reinsurer are eliminated within our consolidated results of operations. In addition, Metropolitan Life Insurance Company reinsures specific policy classes, including term life insurance, universal life insurance and ordinary and industrial life insurance, to other affiliated captive reinsurers. The statutory reserves of such affiliated captive reinsurers are supported by a combination of investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of certain of these domestic affiliated captive reinsurers, as well as provided a guarantee of one such captive reinsurer’s repayment obligations on the letters of credit. MetLife, Inc. has also provided guarantees of reinsurers’ payment obligations on certain reinsurance agreements entered into by the captives. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to satisfy statutory reserve requirements related to universal life and term life insurance policies.

Recently, the NAIC and the Department of Financial Services have been scrutinizing insurance companies’ use of affiliated captive reinsurers and off-shore entities. One of the recommendations of the Department of Financial Services is that state insurance commissioners consider an immediate national moratorium on new reserve financing transactions involving captive insurers, until their inquiries are complete. We are not aware of any states other than New York and California implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratios and ability to deploy excess capital in the future. This may result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We will evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results.

Our variable annuity guaranteed minimum benefit risks were previously ceded to an affiliated captive reinsurer. In November 2014, this captive reinsurer merged with and into MetLife USA as part of the Mergers, further reducing the Company’s exposure to and use of captive reinsurers. See “Business — Overview” for further information on the Mergers. See also “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation” and Note 6 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.

Summary of Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Sources:
Operating activities, net	$6,201	$6,060	$4,536
Changes in policyholder account balances, net	3,692	—	5,274
Changes in payables for collateral under securities loaned and other transactions, net	3,071	—	2,181
Short-term debt issuances, net	—	75	—
Long-term debt issued	4	481	79
Cash received in connection with redeemable noncontrolling interests	—	774	—
Other, net	—	—	611
Total sources	12,968	7,390	12,681
Uses:
Investing activities, net	10,433	2,866	12,264
Changes in policyholder account balances, net	—	2,002	—
Changes in payables for collateral under securities loaned and other transactions, net	—	1,365	—
Short-term debt repayments, net	320	—	1
Long-term debt repaid	390	27	81
Dividends on common stock	708	1,428	1,023
Other, net	222	5	—
Total uses	12,073	7,693	13,369
Net increase (decrease) in cash and cash equivalents	$895	$(303)	$(688)
Cash Flows from Operations
The principal cash inflows from our insurance activities come from insurance premiums, net investment income, annuity considerations and deposit funds. The principal cash outflows relate to various life insurance, annuity and pension products, operating expenses and income tax, as well as interest expense. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.
Cash Flows from Investments
The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments and settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. We typically have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
Cash Flows from Financing
The principal cash inflows from our financing activities come from issuances of debt and deposits of funds associated with PABs and lending of securities. The principal cash outflows come from repayments of debt, payments of dividends on MLIC’s common stock and withdrawals associated with PABs and the return of securities on loan. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.

Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital:
Global Funding Sources
Liquidity is provided by a variety of global funding sources, including funding agreements, credit facilities and commercial paper. Capital is provided by a variety of global funding sources, including short-term and long-term debt. The diversity of our global funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary global funding sources include:
Commercial Paper, Reported in Short-term Debt
MetLife Funding, Inc. (“MetLife Funding”), a wholly-owned subsidiary of Metropolitan Life Insurance Company, and MetLife, Inc., each have commercial paper programs supported by a $4.0 billion general corporate credit facility (see “— Credit and Committed Facilities”). MetLife Funding serves as a centralized finance unit within the MetLife, Inc. consolidated group. MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans, through MetLife Credit Corp., another subsidiary of Metropolitan Life Insurance Company, to affiliates in order to enhance the financial flexibility and liquidity of these companies. Outstanding balances for the commercial paper program fluctuate in line with changes to affiliates’ financing arrangements.
Federal Home Loan Bank Funding Agreements, Reported in PABs
Metropolitan Life Insurance Company and certain of its insurance subsidiaries are members of a regional FHLB. During the years ended December 31, 2014, 2013 and 2012, we issued $9.7 billion, $10.1 billion and $16.4 billion, respectively, and repaid $9.9 billion, $10.8 billion and $14.0 billion, respectively, under funding agreements with certain regional FHLBs. At December 31, 2014 and 2013, total obligations outstanding under these funding agreements were $13.6 billion and $13.8 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in PABs
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain SPEs that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2014, 2013 and 2012, we issued $36.7 billion, $26.8 billion and $24.7 billion, respectively, and repaid $31.7 billion, $25.1 billion and $21.5 billion, respectively, under such funding agreements. At December 31, 2014 and 2013, total obligations outstanding under these funding agreements were $30.3 billion and $26.0 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in PABs
We have issued funding agreements to the Farmer Mac, as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the year ended December 31, 2014, we issued $200 million and repaid $200 million under such funding agreements. We neither issued nor repaid any amounts under such funding agreements during the years ended December 31, 2013 and 2012. At both December 31, 2014 and 2013, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements.

Credit and Committed Facilities
MetLife Funding and MetLife, Inc. maintain a $4.0 billion unsecured credit facility. When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
In May 2014, MetLife, Inc. and MetLife Funding entered into a $4.0 billion five-year unsecured credit agreement, which amended and restated both the five-year $3.0 billion and the five-year $1.0 billion unsecured credit agreements in their entireties into a single agreement (the “2014 Five-Year Credit Agreement”). The credit facility made available by the 2014 Five-Year Credit Agreement may be used for general corporate purposes (including, in the case of loans, to back up commercial paper and, in the case of letters of credit, to support variable annuity policy and reinsurance reserve requirements). All borrowings under the 2014 Five-Year Credit Agreement must be repaid by May 30, 2019, except that letters of credit outstanding on that date may remain outstanding until no later than May 30, 2020. The Company incurred costs of $3 million related to the 2014 Five-Year Credit Agreement, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the 2014 Five-Year Credit Agreement. At December 31, 2014, we had outstanding $684 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.3 billion at December 31, 2014.
Missouri Reinsurance, Inc. (“MoRe”), a subsidiary of Metropolitan Life Insurance Company, along with MetLife, Inc., maintain a $490 million committed facility, which is used for collateral for certain of MLIC’s affiliated reinsurance liabilities. When drawn upon, this facility bears interest at varying rates in accordance with the agreement. At December 31, 2014, MoRe had outstanding $490 million in letters of credit and no drawdowns against this facility. There was no remaining availability at December 31, 2014.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	December 31,
	2014	2013
	(In millions)
Short-term debt	$100	$175
Long-term debt (1)	$2,014	$2,800
______________

(1)
Excludes $13 million and $28 million at December 31, 2014 and 2013, respectively, of long-term debt relating to CSEs — FVO (see Notes 8 and 10 of the Notes to the Consolidated Financial Statements). For more information regarding long-term debt, see Note 12 of the Notes to the Consolidated Financial Statements.

Debt and Facility Covenants
Certain of our debt instruments and credit and committed facilities contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all such covenants at December 31, 2014.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:
Dividends
During the years ended December 31, 2014, 2013 and 2012, Metropolitan Life Insurance Company paid cash dividends to MetLife, Inc. of $708 million, $1.4 billion and $1.0 billion, respectively. Also, during the year ended December 31, 2014, Metropolitan Life Insurance Company distributed to MetLife, as a dividend, all of the issued and outstanding shares of common stock of its wholly-owned, broker-dealer subsidiary, NES. The net book value of NES at the time of the dividend was $35 million. See Notes 3 and 13 of the Notes to the Consolidated Financial Statements.

Debt Repayments
See Note 12 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt, including:

•	In November 2014, a wholly-owned real estate subsidiary of the Company repaid in cash $60 million of its 7.01% mortgage loans issued to MetLife USA due in January 2020:

•	In November 2014, a wholly-owned real estate subsidiary of the Company repaid in cash $60 million of its 4.67% mortgage loans issued to MetLife USA due in January 2017:

•	In September 2014, Metropolitan Life Insurance Company repaid in cash $217 million of surplus notes issued to MetLife Mexico S.A.
Support Agreements
Metropolitan Life Insurance Company and certain of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries of MetLife, Inc. Under these arrangements, each Obligor with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event that these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2014 and 2013, general account surrenders and withdrawals from annuity products were $2.2 billion and $1.8 billion, respectively. In the Corporate Benefit Funding segment, which includes pension closeouts, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, there were $135 million at December 31, 2014 of funding agreements and other capital market products that could be put back to the Company after a period of notice of 90 days. See “— Contractual Obligations.”
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2014 and 2013, we were obligated to return cash collateral under our control of $2.6 billion and $1.3 billion, respectively. At December 31, 2014 and 2013, we had pledged cash collateral of $2 million and $3 million, respectively, for OTC-bilateral derivatives in a net liability position. With respect to OTC-bilateral derivatives in a net liability position that have financial strength contingent provisions, a one-notch downgrade in the Company’s financial strength rating would not have increased our derivative collateral requirements at December 31, 2014.
We pledge collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $21.6 billion and $19.7 billion at December 31, 2014 and 2013, respectively. Of these amounts, $7.6 billion and $4.5 billion at December 31, 2014 and 2013, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2014 was $7.5 billion, of which $6.7 billion were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See “— Investments — Securities Lending” for further information.

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
Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2014:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$226,733	$11,279	$11,271	$11,269	$192,914
Policyholder account balances	137,767	23,983	21,427	14,812	77,545
Payables for collateral under securities loaned and other transactions	24,167	24,167	—	—	—
Debt	3,877	747	223	255	2,652
Investment commitments	7,430	6,129	1,299	2	—
Operating leases	1,504	223	337	243	701
Other	29,739	29,487	—	—	252
Total	$431,217	$96,015	$34,557	$26,581	$274,064
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
The sum of the estimated cash flows shown for all years of $226.7 billion exceeds the liability amounts of $127.0 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; and (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and are partially offset by liabilities related to accounting conventions, or which are not contractually due, which are excluded.

Actual cash payments may differ significantly from the liabilities as presented in the consolidated balance sheets and the estimated cash payments as presented due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.
For the majority of our insurance operations, estimated contractual obligations for future policy benefits and PABs, as presented, are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. See “— Policyholder Account Balances.”
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
The sum of the estimated cash flows shown for all years of $137.8 billion exceeds the liability amount of $95.9 billion included on the consolidated balance sheets principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table. We also held non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $2.4 billion at December 31, 2014.
Debt
Amounts presented for debt include short-term debt and long-term debt, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet due to the following: (i) the amounts presented herein do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) the amounts presented herein include future interest on such obligations for the period from January 1, 2015 through maturity; and (iii) the amounts presented herein do not include $13 million at December 31, 2014 of long-term debt relating to CSEs as such debt does not represent our contractual obligations. Future interest on variable rate debt was computed using prevailing rates at December 31, 2014 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2014 through maturity. Total debt at December 31, 2014 included affiliated debt of $2.5 billion.
Investment Commitments
To enhance the return on our investment portfolio, we commit to lend funds under mortgage loans, bank credit facilities, bridge loans and private corporate bond investments and we commit to fund partnership investments. In the table, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration dates of the corresponding commitments. As it relates to commitments to fund partnerships and bank credit facilities, we anticipate that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are generally presented in the one year or less category. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the one year or less category. See Note 17 of the Notes to the Consolidated Financial Statements and “— Off-Balance Sheet Arrangements.”

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
Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheets. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheets that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $811 million was excluded as the timing of payment cannot be reliably determined.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2014.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management

We have developed an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) within the GRM, MetLife, Inc.’s ALM Unit, Treasury Department and Investments Department. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. MetLife, Inc.’s Enterprise Risk Committee (“ERC”) is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife, Inc. and subsidiary insurance company level that manage capital and risk positions, approve ALM strategies and establish corporate business standards, report to the ERC.
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

GRM considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. GRM’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines MetLife’s approach for managing risk;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	establishing appropriate corporate risk tolerance levels;

•	deploying capital on an economic basis;

•	recommending capital allocations on an economic capital basis; and

•
reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of MetLife, Inc.’s Board of Directors; and (iii) the financial and non-financial senior management committees on various aspects of risk.

Asset/Liability Management
We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, GRM, the Portfolio Management Unit, and the senior members of MetLife’s business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. In addition, the ALM Steering Committee oversees the activities of the underlying ALM Committees. The ALM Steering Committee reports to the ERC.
MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. These strategies are monitored through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality by the ALM Working Groups.
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

Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the British pound, the Euro and the Canadian dollar. See “Risk Factors — Risks Related to Our Business — Fluctuations in Foreign Currency Exchange Rates Could Negatively Affect Our Profitability.”
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits and certain PABs. We manage this risk on an integrated basis with other risks through our ALM strategies, including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
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

•
Management of each of the Company’s segments, with oversight from GRM’s Foreign Exchange Committee, is responsible for establishing limits and managing any foreign currency exchange rate exposure caused by the sale or issuance of insurance products.

We use foreign currency swaps and forwards to mitigate the liability exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments and the sale of certain insurance products.
Equity Market Risk Management
The issuance of variable annuities exposes us to market risk. This risk is managed by the ALM Unit in partnership with the Investments Department. Equity market risk is also assumed through our investment in equity securities and is managed by the Investments Department. We use derivatives to mitigate our equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts, equity variance swaps, and total rate of return swaps. We also employ reinsurance to manage these exposures.
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and statutory capital. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•
Risks Related to Living Guarantee Benefits — We use a wide range of derivative contracts to mitigate the risk associated with variable annuity living guarantee benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts, equity variance swaps- and total rate of return swaps.

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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2014. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2014
(In millions)
Non-trading:
Interest rate risk	$2,694
Foreign currency exchange rate risk	$158
Equity market risk	$37
Trading:
Interest rate risk	$3
Foreign currency exchange rate risk	$—

The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments by type of asset or liability at:

	December 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$188,911	$(2,561)
Equity securities		$2,065	—
Trading and fair value option securities		$690	(7)
Mortgage loans		$50,992	(270)
Policy loans		$10,410	(128)
Short-term investments		$4,474	—
Other invested assets		$2,490	(17)
Cash and cash equivalents		$1,993	—
Accrued investment income		$2,293	—
Premiums, reinsurance and other receivables		$14,701	(737)
Net embedded derivatives within asset host contracts (2)		$657	(85)
Total assets			$(3,805)
Liabilities (3)
Policyholder account balances		$75,481	$307
Payables for collateral under securities loaned and other transactions		$24,167	—
Short-term debt		$100	—
Long-term debt		$2,297	32
Other liabilities:
Trading liabilities		$239	4
Other		$20,742	1,142
Net embedded derivatives within liability host contracts (2)		$731	155
Total liabilities			$1,640
Derivative Instruments
Interest rate swaps	$64,217	$3,601	$(435)
Interest rate floors	$36,141	$211	(21)
Interest rate caps	$41,227	$133	36
Interest rate futures	$70	$—	1
Interest rate options	$6,399	$364	(77)
Interest rate forwards	$70	$18	(5)
Synthetic GICs	$4,298	$—	—
Foreign currency swaps	$26,378	$34	(19)
Foreign currency forwards	$3,985	$12	(1)
Credit default swaps	$8,276	$122	—
Equity futures	$954	$10	—
Equity index options	$7,698	$(24)	(12)
Equity variance swaps	$5,678	$(86)	1
Total rate of return swaps	$911	$(23)	—
Total derivative instruments			(532)
Net Change			$(2,697)
______________

(1)
Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Trading and FVO securities and long-term debt exclude $15 million and $13 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $123.2 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk decreased by $251 million, or 9%, to $2.7 billion at December 31, 2014 from $2.9 billion at December 31, 2013. This change was primarily due to a decrease in interest rates across the swap and U.S. Treasury curves of $705 million. The decrease was offset by the net impact of reinsurance and affiliated embedded derivatives of $416 million and the use of derivatives by the Company of $38 million.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates by type of asset or liability at:

	December 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$188,911	$1,126
Equity securities		$2,065	—
Trading and fair value option securities		$690	—
Mortgage loans		$50,992	450
Policy loans		$10,410	—
Short-term investments		$4,474	35
Other invested assets		$2,490	—
Cash and cash equivalents		$1,993	—
Accrued investment income		$2,293	—
Premiums, reinsurance and other receivables		$14,701	—
Net embedded derivatives within asset host contracts (2)		$657	—
Total assets			$1,611
Liabilities (3)
Policyholder account balances		$75,481	$(1,243)
Payables for collateral under securities loaned and other transactions		$24,167	—
Long-term debt		$2,297	—
Other liabilities		$20,981	—
Net embedded derivatives within liability host contracts (2)		$731	—
Total liabilities			$(1,243)
Derivative Instruments
Interest rate swaps	$64,217	$3,601	$(1)
Interest rate floors	$36,141	$211	—
Interest rate caps	$41,227	$133	—
Interest rate futures	$70	$—	—
Interest rate options	$6,399	$364	—
Interest rate forwards	$70	$18	—
Synthetic GICs	$4,298	$—	—
Foreign currency swaps	$26,378	$34	(464)
Foreign currency forwards	$3,985	$12	(67)
Credit default swaps	$8,276	$122	1
Equity futures	$954	$10	—
Equity index options	$7,698	$(24)	4
Equity variance swaps	$5,678	$(86)	1
Total rate of return swaps	$911	$(23)	—
Total derivative instruments			(526)
Net Change			$(158)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Trading and FVO securities and long-term debt exclude $15 million and $13 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $123.2 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% decrease in foreign currency exchange rates.

Foreign currency exchange rate risk increased by $119 million to $158 million at December 31, 2014 from $39 million at December 31, 2013. The change was primarily due to a higher foreign denominated base which increased currency exposure by $431 million. This increase was primarily in PABs. The increase was partially offset by a $312 million decrease in currency exposure due to the use of derivatives. The Company is primarily exposed to the British pound, the Euro and the Canadian dollar.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity by type of asset or liability at:

	December 31, 2014
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets
Equity securities		$2,065	$(206)
Net embedded derivatives within asset host contracts (2)		$657	75
Total assets			(131)
Liabilities
Policyholder account balances		$75,481	—
Net embedded derivatives within liability host contracts (2)		$731	(191)
Total liabilities			$(191)
Derivative Instruments
Interest rate swaps	$64,217	$3,601	$—
Interest rate floors	$36,141	$211	—
Interest rate caps	$41,227	$133	—
Interest rate futures	$70	$—	—
Interest rate options	$6,399	$364	—
Interest rate forwards	$70	$18	—
Synthetic GICs	$4,298	$—	—
Foreign currency swaps	$26,378	$34	—
Foreign currency forwards	$3,985	$12	—
Credit default swaps	$8,276	$122	—
Equity futures	$954	$10	91
Equity index options	$7,698	$(24)	96
Equity variance swaps	$5,678	$(86)	5
Total rate of return swaps	$911	$(23)	93
Total derivative instruments			285
Net Change			$(37)
______________

(1)
Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.
Equity price risk decreased by $55 million to $37 million at December 31, 2014 from $92 million at December 31, 2013. This decrease was primarily due to the use of derivatives by the Company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Metropolitan Life Insurance Company:

We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metropolitan Life Insurance Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 27, 2015

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2014 and 2013
(In millions, except share and per share data)

	2014	2013
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $173,604 and $165,371, respectively; includes $160 and $157, respectively, relating to variable interest entities)	$188,911	$173,746
Equity securities available-for-sale, at estimated fair value (cost: $1,926 and $1,813, respectively)	2,065	1,892
Trading and fair value option securities, at estimated fair value (includes $654 and $662, respectively, of actively traded securities; and $15 and $23, respectively, relating to variable interest entities)	705	723
Mortgage loans (net of valuation allowances of $258 and $272, respectively; includes $308 and $338, respectively, under the fair value option)	49,059	46,024
Policy loans	8,491	8,421
Real estate and real estate joint ventures (includes $8 and $1,141, respectively, relating to variable interest entities; includes $78 and $40, respectively, of real estate held-for-sale)	7,874	7,798
Other limited partnership interests (includes $34 and $53, respectively, relating to variable interest entities)	4,926	4,716
Short-term investments, principally at estimated fair value	4,474	5,962
Other invested assets (includes $56 and $78, respectively, relating to variable interest entities)	14,209	10,589
Total investments	280,714	259,871
Cash and cash equivalents, principally at estimated fair value (includes $2 and $21, respectively, relating to variable interest entities)	1,993	1,098
Accrued investment income (includes $3 and $2, respectively, relating to variable interest entities)	2,293	2,249
Premiums, reinsurance and other receivables (includes $2 and $7, respectively, relating to variable interest entities)	23,439	23,637
Deferred policy acquisition costs and value of business acquired	5,975	6,416
Other assets (includes $4 and $24, respectively, relating to variable interest entities)	4,469	4,716
Separate account assets	139,335	134,796
Total assets	$458,218	$432,783
Liabilities and Equity
Liabilities
Future policy benefits	$117,402	$111,963
Policyholder account balances	95,902	92,498
Other policy-related balances	5,840	5,671
Policyholder dividends payable	615	601
Policyholder dividend obligation	3,155	1,771
Payables for collateral under securities loaned and other transactions	24,167	21,096
Short-term debt	100	175
Long-term debt (includes $91 and $520, respectively, at estimated fair value, relating to variable interest entities)	2,027	2,828
Current income tax payable	44	365
Deferred income tax liability (includes $0 and $1, respectively, at estimated fair value, relating to variable interest entities)	3,835	1,785
Other liabilities (includes $17 and $31, respectively, relating to variable interest entities)	33,447	32,180
Separate account liabilities	139,335	134,796
Total liabilities	425,869	405,729
Contingencies, Commitments and Guarantees (Note 17)
Redeemable noncontrolling interests	—	774
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,448	14,515
Retained earnings	12,470	9,352
Accumulated other comprehensive income (loss)	5,034	2,158
Total Metropolitan Life Insurance Company stockholder’s equity	31,957	26,030
Noncontrolling interests	392	250
Total equity	32,349	26,280
Total liabilities and equity	$458,218	$432,783
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Revenues
Premiums	$21,384	$20,475	$19,880
Universal life and investment-type product policy fees	2,466	2,363	2,239
Net investment income	11,893	11,785	11,852
Other revenues	1,808	1,699	1,730
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(16)	(81)	(214)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(10)	(47)	22
Other net investment gains (losses)	169	176	(138)
Total net investment gains (losses)	143	48	(330)
Net derivative gains (losses)	1,037	(1,070)	675
Total revenues	38,731	35,300	36,046
Expenses
Policyholder benefits and claims	23,855	23,032	22,269
Interest credited to policyholder account balances	2,174	2,253	2,390
Policyholder dividends	1,240	1,205	1,295
Other expenses	6,071	5,988	6,394
Total expenses	33,340	32,478	32,348
Income (loss) from continuing operations before provision for income tax	5,391	2,822	3,698
Provision for income tax expense (benefit)	1,532	681	1,055
Income (loss) from continuing operations, net of income tax	3,859	2,141	2,643
Income (loss) from discontinued operations, net of income tax	(3)	1	40
Net income (loss)	3,856	2,142	2,683
Less: Net income (loss) attributable to noncontrolling interests	(5)	(7)	2
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,861	$2,149	$2,681
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Net income (loss)	$3,856	$2,142	$2,683
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	4,165	(3,337)	2,502
Unrealized gains (losses) on derivatives	1,288	(691)	(241)
Foreign currency translation adjustments	(44)	22	(30)
Defined benefit plans adjustment	(1,001)	1,191	(766)
Other comprehensive income (loss), before income tax	4,408	(2,815)	1,465
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,532)	965	(511)
Other comprehensive income (loss), net of income tax	2,876	(1,850)	954
Comprehensive income (loss)	6,732	292	3,637
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	(5)	(7)	2
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$6,737	$299	$3,635
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$5	$14,506	$6,973	$3,054	$24,538	$182	$24,720
Capital contributions from MetLife, Inc. (Note 13)		3			3		3
Excess tax benefits related to stock-based compensation		1			1		1
Dividends on common stock			(1,023)		(1,023)		(1,023)
Change in equity of noncontrolling interests					—	108	108
Net income (loss)			2,681		2,681	2	2,683
Other comprehensive income (loss), net of income tax				954	954		954
Balance at December 31, 2012	5	14,510	8,631	4,008	27,154	292	27,446
Capital contributions from MetLife, Inc. (Note 13)		3			3		3
Excess tax benefits related to stock-based compensation		2			2		2
Dividends on common stock			(1,428)		(1,428)		(1,428)
Change in equity of noncontrolling interests					—	(35)	(35)
Net income (loss)			2,149		2,149	(7)	2,142
Other comprehensive income (loss), net of income tax				(1,850)	(1,850)		(1,850)
Balance at December 31, 2013	5	14,515	9,352	2,158	26,030	250	26,280
Capital contributions from MetLife, Inc. (Note 13)		4			4		4
Returns of capital		(76)			(76)		(76)
Excess tax benefits related to stock-based compensation		5			5		5
Dividends on common stock			(708)		(708)		(708)
Dividend of subsidiary (Note 3)			(35)		(35)		(35)
Change in equity of noncontrolling interests					—	147	147
Net income (loss)			3,861		3,861	(5)	3,856
Other comprehensive income (loss), net of income tax				2,876	2,876	—	2,876
Balance at December 31, 2014	$5	$14,448	$12,470	$5,034	$31,957	$392	$32,349
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$3,856	$2,142	$2,683
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	460	429	416
Amortization of premiums and accretion of discounts associated with investments, net	(664)	(738)	(698)
(Gains) losses on investments and from sales of businesses, net	(138)	(49)	272
(Gains) losses on derivatives, net	(902)	1,059	(561)
(Income) loss from equity method investments, net of dividends or distributions	374	195	42
Interest credited to policyholder account balances	2,174	2,253	2,390
Universal life and investment-type product policy fees	(2,466)	(2,363)	(2,239)
Change in trading and fair value option securities	2	25	(100)
Change in accrued investment income	242	108	22
Change in premiums, reinsurance and other receivables	711	(368)	(422)
Change in deferred policy acquisition costs and value of business acquired, net	271	(82)	359
Change in income tax	229	334	(28)
Change in other assets	465	471	361
Change in insurance-related liabilities and policy-related balances	2,672	3,032	1,915
Change in other liabilities	(1,086)	(381)	170
Other, net	1	(7)	(46)
Net cash provided by (used in) operating activities	6,201	6,060	4,536
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	63,068	71,396	52,889
Equity securities	186	206	245
Mortgage loans	11,605	10,655	8,668
Real estate and real estate joint ventures	976	87	721
Other limited partnership interests	375	449	585
Purchases of:
Fixed maturity securities	(69,256)	(70,760)	(62,136)
Equity securities	(173)	(461)	(393)
Mortgage loans	(14,769)	(12,032)	(9,448)
Real estate and real estate joint ventures	(1,876)	(1,427)	(1,447)
Other limited partnership interests	(773)	(675)	(660)
Cash received in connection with freestanding derivatives	740	560	634
Cash paid in connection with freestanding derivatives	(1,050)	(1,171)	(443)
Dividend of subsidiary	(49)	—	—
Receipts on loans to affiliates	75	—	—
Issuances of loans to affiliates	(100)	—	—
Purchases of loans to affiliates	(437)	—	—
Net change in policy loans	(70)	(57)	(50)
Net change in short-term investments	1,472	900	(567)
Net change in other invested assets	(254)	(460)	(791)
Net change in property, equipment and leasehold improvements	(140)	(76)	(71)
Other, net	17	—	—
Net cash provided by (used in) investing activities	$(10,433)	$(2,866)	$(12,264)
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Cash flows from financing activities
Policyholder account balances:
Deposits	$54,902	$50,018	$61,647
Withdrawals	(51,210)	(52,020)	(56,373)
Net change in payables for collateral under securities loaned and other transactions	3,071	(1,365)	2,181
Net change in short-term debt	(320)	75	(1)
Long-term debt issued	4	481	79
Long-term debt repaid	(390)	(27)	(81)
Cash received in connection with redeemable noncontrolling interests	—	774	—
Dividends on common stock	(708)	(1,428)	(1,023)
Other, net	(222)	(5)	611
Net cash provided by (used in) financing activities	5,127	(3,497)	7,040
Change in cash and cash equivalents	895	(303)	(688)
Cash and cash equivalents, beginning of year	1,098	1,401	2,089
Cash and cash equivalents, end of year	$1,993	$1,098	$1,401
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$150	$152	$151
Income tax	$1,304	$822	$842
Non-cash transactions:
Capital contributions from MetLife, Inc.	$4	$3	$3
Real estate and real estate joint ventures acquired in satisfaction of debt	$3	$18	$264
Deconsolidation of MetLife Core Property Fund (see Note 8):
Reduction of redeemable noncontrolling interests	$774	$—	$—
Reduction of long-term debt	$413	$—	$—
Reduction of real estate and real estate joint ventures	$1,132	$—	$—
Issuance of short-term debt	$245	$—	$—
Returns of capital	$76	$—	$—
Disposal of subsidiary:
Assets disposed	$69	$—	$—
Liabilities disposed	(34)	—	—
Net assets disposed	35	—	—
Cash disposed	(49)	—	—
Dividend of interests in subsidiary	14	—	—
Loss on dividend of interests in subsidiary	$—	$—	$—
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a provider of life insurance, annuities, employee benefits and asset management and is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc.
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
Discontinued Operations
The results of operations of a component of the Company that has either been disposed of or is classified as held-for-sale are reported in discontinued operations if certain criteria are met. Effective January 1, 2014, the Company early adopted new guidance regarding reporting of discontinued operations for disposals or classifications as held-for-sale that have not been previously reported in the consolidated financial statements. A disposal of a component is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
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
Reclassifications
Amounts in the prior years’ consolidated financial statements have been reclassified to conform with the 2014 presentation. Certain derivatives (gains) losses were previously reported in: (i) (gains) losses on investments and from sales of businesses, net; and (ii) other, net and were reclassified to (gains) losses on derivatives, net. The following table presents such reclassifications, all within cash flows from operating activities, in the consolidated statements of cash flows:

	Years Ended December 31,
	2013	2012
	(In millions)
(Gains) losses on investments and from sales of businesses, net	$(1,161)	$460
Other, net	$102	$101
(Gains) losses on derivatives, net	$1,059	$(561)

Additionally, certain amounts in the prior years’ footnotes have been reclassified to conform with the current year presentation as discussed throughout the Notes to the Consolidated Financial Statements.
Summary of Significant Accounting Policies
The following are the Company’s significant accounting policies with references to notes providing additional information on such policies and critical accounting estimates relating to such policies.

Accounting Policy	Note
Insurance	4
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	5
Reinsurance	6
Investments	8
Derivatives	9
Fair Value	10
Goodwill	11
Employee Benefit Plans	15
Income Tax	16
Litigation Contingencies	17

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
Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary guarantee and paid-up guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”), and are thus subject to the same variability and risk as further discussed herein. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the Standard & Poor’s Ratings Services (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
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
The Company issues directly and assumes through reinsurance certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the benefit base) less withdrawals. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models.
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
The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premiums received in advance and applies the cash received to premiums when due.
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
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. Such costs include:

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
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements (“DSI”) to determine the recoverability of the asset.
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
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included within premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate. Periodically, the Company evaluates the adequacy of the expected payments or recoveries and adjusts the deposit asset or liability through other revenues or other expenses, as appropriate. Certain assumed GMWB, GMAB and GMIB are also accounted for as embedded derivatives with changes in estimated fair value reported in net derivative gains (losses).
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.
Fixed Maturity and Equity Securities
The majority of the Company’s fixed maturity and equity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales are determined on a specific identification basis.

Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recognized when declared.

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
For fixed maturity securities in an unrealized loss position, an other-than-temporary impairment (“OTTI”) is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
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
Trading and Fair Value Option Securities
Trading and fair value option securities are stated at estimated fair value and include investments that are actively purchased and sold (“Actively Traded Securities”) and investments for which the fair value option (“FVO”) has been elected (“FVO Securities”).
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
Mortgage Loans Held-For-Sale
Mortgage loans held-for-sale that were previously designated as held-for-investment and mortgage loans originated with the intent to sell for which FVO was not elected, are stated at the lower of amortized cost or estimated fair value.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Policy Loans
Policy loans are stated at unpaid principal balances. Interest income is recorded as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as they are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal and accrued interest is deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.
Real Estate
Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.
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
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations, but does not have a controlling financial interest. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other Invested Assets
Other invested assets consist principally of the following:

•	Freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.

•
Tax credit and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method.

•	Loans to affiliates which are stated at unpaid principal balance and adjusted for any unamortized premium or discount.

•
Leveraged leases which are recorded net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease. The Company regularly reviews residual values for impairment.

•
Direct financing leases gross investment is equal to the minimum lease payments plus the unguaranteed residual value.  Income is recorded by applying the pre-tax internal rate of return to the investment balance. The Company regularly reviews lease receivables for impairment.

•
Funds withheld which represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.

•	Investments in operating joint ventures that engage in insurance underwriting activities and are accounted for under the equity method.
Securities Lending Program
Securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the Company’s financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Policyholder benefits and claims	•	Economic hedges of variable annuity guarantees included in future policy benefits
Net investment income	•	Economic hedges of equity method investments in joint ventures
	•	All derivatives held in relation to trading portfolios
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
Income Tax
Metropolitan Life Insurance Company and its includable subsidiaries join with MetLife, Inc. and its includable subsidiaries in filing a consolidated U.S. life and non-life federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Current taxes (and the benefits of tax attributes such as losses) are allocated to Metropolitan Life Insurance Company and its subsidiaries under the consolidated tax return regulations and a tax sharing agreement. Under the consolidated tax return regulations, MetLife, Inc, has elected the “percentage method” (and 100% under such method) of reimbursing companies for tax attributes, e.g., net operating losses. As a result, 100% of tax attributes are reimbursed by MetLife, Inc. to the extent that consolidated federal income tax of the consolidated federal tax return group is reduced in a year by tax attributes. On an annual basis, each of the profitable subsidiaries pays to MetLife, Inc. the federal income tax which it would have paid based upon that year’s taxable income. If Metropolitan Life Insurance Company or its includable subsidiaries has current or prior deductions and credits (including but not limited to losses) which reduce the consolidated tax liability of the consolidated federal tax return group, the deductions and credits are characterized as realized (or realizable) by Metropolitan Life Insurance Company and its includable subsidiaries when those tax attributes are realized (or realizable) by the consolidated federal tax return group, even if Metropolitan Life Insurance Company or its includable subsidiaries would not have realized the attributes on a stand-alone basis under a “wait and see” method.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including:

•	the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

•	the jurisdiction in which the deferred tax asset was generated;

•	the length of time that carryforward can be utilized in the various taxing jurisdiction;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	future reversals of existing taxable temporary differences;

•	taxable income in prior carryback years; and

•	tax planning strategies.

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
MetLife, Inc. grants certain employees and directors stock-based compensation awards under various plans that are subject to specific vesting conditions. With the exception of performance shares granted in 2014 and 2013 which are re-measured quarterly, the cost of all stock-based transactions is measured at fair value at grant date and recognized over the period during which a grantee is required to provide services in exchange for the award. Although the terms of MetLife, Inc.’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, MetLife, Inc. recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $1.3 billion and $1.2 billion at December 31, 2014 and 2013, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $721 million and $667 million at December 31, 2014 and 2013, respectively. Related depreciation and amortization expense was $123 million, $115 million and $121 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.2 billion and $1.0 billion at December 31, 2014 and 2013, respectively. Accumulated amortization of capitalized software was $882 million and $739 million at December 31, 2014 and 2013, respectively. Related amortization expense was $145 million, $144 million and $143 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Foreign Currency
Assets, liabilities and operations of foreign affiliates and subsidiaries are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. The local currencies of foreign operations are the functional currencies. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and income and expense accounts are translated at the average exchange rates during the year. The resulting translation adjustments are charged or credited directly to OCI, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Effective November 18, 2014, the Company adopted new guidance on when, if ever, the cost of acquiring an entity should be used to establish a new accounting basis (“pushdown”) in the acquired entity’s separate financial statements.  The guidance provides an acquired entity and its subsidiaries with an irrevocable option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  If a reporting entity elects to apply pushdown accounting, its stand-alone financial statements would reflect the acquirer’s new basis in the acquired entity’s assets and liabilities.  The election to apply pushdown accounting should be determined by an acquired entity for each individual change-in-control event in which an acquirer obtains control of the acquired entity; however, an entity that does not elect to apply pushdown accounting in the period of a change-in-control can later elect to retrospectively apply pushdown accounting to the most recent change-in-control transaction as a change in accounting principle. The new guidance did not have a material impact on the financial statements upon adoption.
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
Effective January 1, 2014, the Company adopted new guidance on other expenses. The objective of this standard is to address how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The amendments in this standard specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using the straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. In accordance with the adoption of the new accounting pronouncement, on January 1, 2014, the Company recorded $55 million in other liabilities, and a corresponding deferred cost, in other assets.
Effective July 17, 2013, the Company adopted guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate (“LIBOR”). Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the financial statements upon adoption.
Effective January 1, 2013, the Company adopted guidance regarding comprehensive income that requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption was prospectively applied and resulted in additional disclosures in Note 13.
Effective January 1, 2013, the Company adopted guidance regarding balance sheet offsetting disclosures which requires an entity to disclose information about offsetting and related arrangements for derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions, to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption was retrospectively applied and resulted in additional disclosures related to derivatives in Note 9.
On January 1, 2012, the Company adopted guidance regarding accounting for DAC, which was retrospectively applied. The guidance specifies that only costs related directly to successful acquisition of new or renewal contracts can be capitalized as DAC; all other acquisition-related costs must be expensed as incurred. As a result, certain sales manager compensation and administrative costs previously capitalized by the Company will no longer be deferred.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

On January 1, 2012, the Company adopted guidance regarding comprehensive income, which was retrospectively applied, that provides companies with the option to present the total of comprehensive income, components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements in annual financial statements. The standard eliminates the option to present components of OCI as part of the statement of changes in stockholder’s equity. The Company adopted the two-statement approach for annual financial statements.
Effective January 1, 2012, the Company adopted guidance on goodwill impairment testing that simplifies how an entity tests goodwill for impairment. This new guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it needs to perform the quantitative two-step goodwill impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The qualitative assessment is optional and the Company is permitted to bypass it for any reporting unit in any period and begin its impairment analysis with the quantitative calculation. The Company is permitted to perform the qualitative assessment in any subsequent period.
Effective January 1, 2012, the Company adopted guidance regarding fair value measurements that establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent on the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s financial statements other than the expanded disclosures in Note 10.
Future Adoption of New Accounting Pronouncements

In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In June 2014, the FASB issued new guidance on transfers and servicing ASU 2014‑11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure), effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase-to-maturity transactions and repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2014, the FASB issued new guidance regarding investments (ASU 2014‑01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects), effective retrospectively for fiscal years beginning after December 15, 2014 and interim reporting periods within those years. The new guidance is applicable to investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity that meets certain conditions is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance on the statement of operations as a component of income tax expense (benefit). The adoption of this new guidance will not have an impact on the Company’s consolidated financial statements.

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
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees. Group, Voluntary & Worksite Benefits insurance products and services include life, dental, group short- and long-term disability and accidental death and dismemberment (“AD&D”) coverages. In addition, the Group, Voluntary & Worksite Benefits segment offers LTC, critical illness and accident & health coverages, as well as prepaid legal plans.
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
Corporate & Other
Corporate & Other contains the excess capital, as well as enterprise-wide strategic initiative restructuring charges, not allocated to the segments, various start-up businesses (including the investment management business through which the Company offers fee-based investment management services to institutional clients, as well as direct and digital marketing products), certain run-off businesses, the Company’s ancillary international operations and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes ancillary U.S. sponsored direct business, comprised of group and individual products sold through sponsoring organizations and affinity groups. Additionally, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2014, 2013 and 2012 and at December 31, 2014 and 2013. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife, Inc.’s and the Company’s business.
MetLife, Inc.’s economic capital model aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon and applying an industry standard method for the inclusion of diversification benefits among risk types. MetLife, Inc.’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
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
Effective January 1, 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, including revising the Company’s capital allocation methodology. The changes will be applied retrospectively beginning with the first quarter of 2015. The changes will not impact total consolidated operating earnings or net income.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,081	$14,381	$2,794	$128	$21,384	$—	$21,384
Universal life and investment-type product policy fees	1,505	716	191	—	2,412	54	2,466
Net investment income	5,402	1,783	4,892	288	12,365	(472)	11,893
Other revenues	430	415	287	676	1,808	—	1,808
Net investment gains (losses)	—	—	—	—	—	143	143
Net derivative gains (losses)	—	—	—	—	—	1,037	1,037
Total revenues	11,418	17,295	8,164	1,092	37,969	762	38,731
Expenses
Policyholder benefits and claims and policyholder dividends	6,379	13,823	4,771	77	25,050	45	25,095
Interest credited to policyholder account balances	988	155	1,020	—	2,163	11	2,174
Capitalization of DAC	(376)	(17)	(30)	(1)	(424)	—	(424)
Amortization of DAC and VOBA	536	26	17	—	579	116	695
Interest expense on debt	6	2	10	132	150	1	151
Other expenses	1,797	2,135	492	1,231	5,655	(6)	5,649
Total expenses	9,330	16,124	6,280	1,439	33,173	167	33,340
Provision for income tax expense (benefit)	733	430	659	(500)	1,322	210	1,532
Operating earnings	$1,355	$741	$1,225	$153	3,474
Adjustments to:
Total revenues					762
Total expenses					(167)
Provision for income tax (expense) benefit					(210)
Income (loss) from continuing operations, net of income tax					$3,859		$3,859

At December 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total assets	$180,572	$43,161	$205,088	$29,397	$458,218
Separate account assets	$59,710	$669	$78,956	$—	$139,335
Separate account liabilities	$59,710	$669	$78,956	$—	$139,335

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

	Operating Results
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

	Operating Results
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

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Life insurance	$13,865	$13,482	$13,424
Accident and health insurance	7,247	6,873	6,458
Annuities	4,352	4,007	3,800
Non-insurance	194	175	167
Total	$25,658	$24,537	$23,849

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
2. Segment Information (continued)

Substantially all of the Company’s consolidated premiums, universal life & investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from one Group, Voluntary & Worksite Benefits customer were $2.8 billion, $2.5 billion and $2.5 billion for the years ended December 31, 2014, 2013 and 2012, respectively, which represented 11%, 10% and 11%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2014, 2013 and 2012.
3. Dispositions
In December 2014, Metropolitan Life Insurance Company distributed to MetLife as a dividend, all of the issued and outstanding shares of common stock of its wholly-owned, broker-dealer subsidiary, New England Securities Corporation (“NES”). The net book value of NES at the time of the dividend was $35 million, which was recorded as a dividend of retained earnings of $35 million. As of the date of the dividend payment, the Company no longer consolidates the assets, liabilities and operations of NES.
4. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, PABs and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2014	2013
	(In millions)
Retail	$91,868	$91,575
Group, Voluntary & Worksite Benefits	28,805	28,035
Corporate Benefit Funding	97,953	89,941
Corporate & Other	518	581
Total	$219,144	$210,132
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

Nonparticipating life
Aggregate of the present value of expected future benefit payments and related expenses less the present value of expected future net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 11%.

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

Disabled lives	Present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rate assumptions used in establishing such liabilities range from 3% to 8%.
Participating business represented 5% of the Company’s life insurance in-force at both December 31, 2014 and 2013. Participating policies represented 27%, 28% and 29% of gross life insurance premiums for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The Company also issues annuity contracts that apply a lower rate on funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize (“two tier annuities”). These guarantees include benefits that are payable in the event of death, maturity or at annuitization. Certain other annuity contracts contain guaranteed annuitization benefits that may be above what would be provided by the current account value of the contract. Additionally, the Company issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2012	$84	$158	$261	$58	$561
Incurred guaranteed benefits	31	174	79	10	294
Paid guaranteed benefits	(6)	—	—	—	(6)
Balance at December 31, 2012	109	332	340	68	849
Incurred guaranteed benefits	44	58	77	6	185
Paid guaranteed benefits	(5)	—	—	—	(5)
Balance at December 31, 2013	148	390	417	74	1,029
Incurred guaranteed benefits	51	68	124	8	251
Paid guaranteed benefits	(3)	—	—	—	(3)
Balance at December 31, 2014	$196	$458	$541	$82	$1,277
Ceded
Balance at January 1, 2012	$62	$52	$212	$41	$367
Incurred guaranteed benefits	30	58	53	6	147
Paid guaranteed benefits	(6)	—	—	—	(6)
Balance at December 31, 2012	86	110	265	47	508
Incurred guaranteed benefits	39	14	49	4	106
Paid guaranteed benefits	(5)	—	—	—	(5)
Balance at December 31, 2013	120	124	314	51	609
Incurred guaranteed benefits (1)	(80)	(100)	(9)	6	(183)
Paid guaranteed benefits	(3)	—	—	—	(3)
Balance at December 31, 2014	$37	$24	$305	$57	$423
Net
Balance at January 1, 2012	$22	$106	$49	$17	$194
Incurred guaranteed benefits	1	116	26	4	147
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2012	23	222	75	21	341
Incurred guaranteed benefits	5	44	28	2	79
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2013	28	266	103	23	420
Incurred guaranteed benefits	131	168	133	2	434
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2014	$159	$434	$236	$25	$854
______________

(1)	See Note 6.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Account balances of contracts with insurance guarantees were invested in separate account asset classes as follows at:

	December 31,
	2014	2013
	(In millions)
Fund Groupings:
Equity	$24,995	$24,915
Balanced	22,759	22,481
Bond	4,561	4,551
Money Market	150	179
Total	$52,465	$52,126
Based on the type of guarantee, the Company defines net amount at risk as listed below. These amounts include direct and assumed business, but exclude offsets from hedging or reinsurance, if any.
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
Two Tier and Other Annuities
Two tier annuities are defined as the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date. These contracts apply a lower rate on funds if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize. Other annuities are defined as the amount (if any) that would be required to be added to the total contract account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	December 31,
	2014		2013
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$62,810	$29,474	$62,763	$28,934
Separate account value	$51,077	$28,347	$50,700	$27,738
Net amount at risk	$702	$244	$641	$123
Average attained age of contractholders	65 years	63 years	64 years	62 years
Two Tier and Other Annuities
Account value	N/A	$456	N/A	$397
Net amount at risk	N/A	$153	N/A	$123
Average attained age of contractholders	N/A	55 years	N/A	54 years

	December 31,
	2014		2013
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$8,213	$1,091	$7,871	$1,125
Net amount at risk	$78,758	$8,164	$81,888	$8,701
Average attained age of policyholders	54 years	60 years	53 years	59 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
4. Insurance (continued)

Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2014, 2013 and 2012, the Company issued $36.7 billion, $26.8 billion and $24.7 billion, respectively, and repaid $31.7 billion, $25.1 billion and $21.5 billion, respectively, of such funding agreements. At December 31, 2014 and 2013, liabilities for funding agreements outstanding, which are included in PABs, were $30.3 billion and $26.0 billion, respectively.
Metropolitan Life Insurance Company and General American Life Insurance Company (“GALIC”), a subsidiary, are members of regional banks in the Federal Home Loan Bank (“FHLB”) system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows at:

	December 31,
	2014	2013
	(In millions)
FHLB of NY	$661	$700
FHLB of Des Moines	$50	$50

The Company has also entered into funding agreements with FHLBanks and the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in PABs. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2014	2013	2014		2013
	(In millions)
FHLB of NY (1)	$12,570	$12,770	$15,255	(2)	$14,287	(2)
Farmer Mac (3)	$2,550	$2,550	$2,932		$2,929
FHLB of Des Moines (1)	$1,000	$1,000	$1,141	(2)	$1,118	(2)
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

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$7,022	$6,826	$6,622
Less: Reinsurance recoverables	290	301	324
Net balance at January 1,	6,732	6,525	6,298
Incurred related to:
Current year	5,099	4,762	4,320
Prior years (1)	—	(12)	(42)
Total incurred	5,099	4,750	4,278
Paid related to:
Current year	(3,228)	(3,035)	(2,626)
Prior years	(1,579)	(1,508)	(1,425)
Total paid	(4,807)	(4,543)	(4,051)
Net balance at December 31,	7,024	6,732	6,525
Add: Reinsurance recoverables	286	290	301
Balance at December 31,	$7,310	$7,022	$6,826
______________

(1)
During 2014, there were no changes to claims and claim adjustment expenses associated with prior years. During 2013 and 2012, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years decreased due to a reduction in prior year dental and AD&D claims and improved loss ratio for non-medical health claim liabilities.

Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $83.8 billion and $83.1 billion at December 31, 2014 and 2013, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $55.5 billion and $51.7 billion at December 31, 2014 and 2013, respectively. The latter category consisted primarily of funding agreements and participating close-out contracts. The average interest rate credited on these contracts was 2.25% and 2.23% at December 31, 2014 and 2013, respectively.
For the years ended December 31, 2014, 2013 and 2012, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Participating, Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. For participating contracts within the closed block (dividend-paying traditional contracts) future gross margins are also dependent upon changes in the policyholder dividend obligation. See Note 7. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes, as well as policyholder dividend scales, are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC and VOBA balances.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

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
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
DAC
Balance at January 1,	$6,338	$5,752	$6,244
Capitalizations	424	562	632
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(104)	227	(270)
Other expenses	(583)	(478)	(709)
Total amortization	(687)	(251)	(979)
Unrealized investment gains (losses)	(170)	495	(145)
Other (1)	—	(220)	—
Balance at December 31,	5,905	6,338	5,752
VOBA
Balance at January 1,	78	80	97
Amortization related to:
Other expenses	(8)	(10)	(12)
Total amortization	(8)	(10)	(12)
Unrealized investment gains (losses)	—	8	(5)
Balance at December 31,	70	78	80
Total DAC and VOBA
Balance at December 31,	$5,975	$6,416	$5,832
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2014	2013
	(In millions)
Retail	$5,544	$5,990
Group, Voluntary & Worksite Benefits	324	333
Corporate Benefit Funding	106	93
Corporate & Other	1	—
Total	$5,975	$6,416
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
DSI
Balance at January 1,	$175	$180	$184
Capitalization	10	15	22
Amortization	(28)	(20)	(26)
Unrealized investment gains (losses)	(35)	—	—
Balance at December 31,	$122	$175	$180

VODA and VOCRA
Balance at January 1,	$325	$353	$378
Amortization	(30)	(28)	(25)
Balance at December 31,	$295	$325	$353
Accumulated amortization	$162	$132	$104
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA
	(In millions)
2015	$9	$30
2016	$4	$30
2017	$5	$28
2018	$5	$26
2019	$5	$24

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
Retail
For its Retail Life & Other insurance products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
The Company’s Retail Annuities business assumes 90% of the fixed annuities issued by certain affiliates. The Company also reinsures 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued since 2004 to an affiliate and portions of the living and death benefit guarantees issued in connection with its variable annuities issued prior to 2004 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. The Company also assumes 100% of certain variable annuity risks issued by an affiliate.
Group, Voluntary & Worksite Benefits
For certain policies within the Group, Voluntary & Worksite Benefits segment, the Company generally retains most of the risk and only cedes particular risk on certain client arrangements. The majority of the Company’s reinsurance activity within this segment relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling.
Corporate Benefit Funding
The Company’s Corporate Benefit Funding segment has periodically engaged in reinsurance activities, on an opportunistic basis. The impact of these activities on the financial results of this segment has not been significant and there were no significant transactions during the periods presented.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2014 and 2013, were not significant.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.3 billion and $2.4 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2014 and 2013, respectively.
At December 31, 2014, the Company had $5.4 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $4.4 billion, or 82%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.8 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2013, the Company had $5.4 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $4.4 billion, or 82%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.8 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
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
The amounts in the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Premiums
Direct premiums	$20,963	$20,290	$19,821
Reinsurance assumed	1,673	1,469	1,350
Reinsurance ceded	(1,252)	(1,284)	(1,291)
Net premiums	$21,384	$20,475	$19,880
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,029	$2,913	$2,763
Reinsurance assumed	48	41	39
Reinsurance ceded	(611)	(591)	(563)
Net universal life and investment-type product policy fees	$2,466	$2,363	$2,239
Other revenues
Direct other revenues	$1,040	$970	$887
Reinsurance assumed	2	(2)	(6)
Reinsurance ceded	766	731	849
Net other revenues	$1,808	$1,699	$1,730
Policyholder benefits and claims
Direct policyholder benefits and claims	$23,978	$23,305	$22,677
Reinsurance assumed	1,416	1,225	1,208
Reinsurance ceded	(1,539)	(1,498)	(1,616)
Net policyholder benefits and claims	$23,855	$23,032	$22,269
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$2,227	$2,322	$2,455
Reinsurance assumed	35	35	33
Reinsurance ceded	(88)	(104)	(98)
Net interest credited to policyholder account balances	$2,174	$2,253	$2,390
Other expenses
Direct other expenses	$5,132	$5,028	$5,328
Reinsurance assumed	399	427	479
Reinsurance ceded	540	533	587
Net other expenses	$6,071	$5,988	$6,394

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

The amounts in the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2014				2013
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$1,711	$649	$21,079	$23,439	$1,700	$527	$21,410	$23,637
Deferred policy acquisition costs and value of business acquired	6,002	391	(418)	5,975	6,567	330	(481)	6,416
Total assets	$7,713	$1,040	$20,661	$29,414	$8,267	$857	$20,929	$30,053
Liabilities
Future policy benefits	$115,143	$2,259	$—	$117,402	$110,072	$1,891	$—	$111,963
Policyholder account balances	95,601	301	—	95,902	92,246	252	—	92,498
Other policy-related balances	5,353	455	32	5,840	5,416	294	(39)	5,671
Other liabilities	10,350	7,020	16,077	33,447	8,690	7,046	16,444	32,180
Total liabilities	$226,447	$10,035	$16,109	$252,591	$216,424	$9,483	$16,405	$242,312
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $13.8 billion at both December 31, 2014 and 2013. The deposit liabilities on reinsurance were $6.8 billion and $6.5 billion at December 31, 2014 and 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Insurance Company USA (“MetLife USA”), First MetLife Investors Insurance Company (“First MetLife”), MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont and Metropolitan Tower Life Insurance Company, all of which are related parties.
Information regarding the significant effects of affiliated reinsurance included in the consolidated statements of operations was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Premiums
Reinsurance assumed	$681	$451	$319
Reinsurance ceded	(36)	(45)	(54)
Net premiums	$645	$406	$265
Universal life and investment-type product policy fees
Reinsurance assumed	$48	$40	$39
Reinsurance ceded	(240)	(221)	(216)
Net universal life and investment-type product policy fees	$(192)	$(181)	$(177)
Other revenues
Reinsurance assumed	$2	$(2)	$(6)
Reinsurance ceded	713	675	790
Net other revenues	$715	$673	$784
Policyholder benefits and claims
Reinsurance assumed	$623	$402	$334
Reinsurance ceded	(197)	(144)	(177)
Net policyholder benefits and claims	$426	$258	$157
Interest credited to policyholder account balances
Reinsurance assumed	$33	$31	$30
Reinsurance ceded	(88)	(102)	(98)
Net interest credited to policyholder account balances	$(55)	$(71)	$(68)
Other expenses
Reinsurance assumed	$298	$326	$357
Reinsurance ceded	680	653	789
Net other expenses	$978	$979	$1,146

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included in the consolidated balance sheets was as follows at:

	December 31,
	2014		2013
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$257	$15,453	$109	$15,748
Deferred policy acquisition costs and value of business acquired	370	(231)	309	(273)
Total assets	$627	$15,222	$418	$15,475
Liabilities
Future policy benefits	$1,146	$—	$761	$—
Policyholder account balances	288	—	239	—
Other policy-related balances	264	32	67	(39)
Other liabilities	6,610	13,545	6,606	14,044
Total liabilities	$8,308	$13,577	$7,673	$14,005
The Company ceded two blocks of business to two affiliates on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased/(decreased) the funds withheld balance by $20 million and ($11) million at December 31, 2014 and 2013, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($39) million, $40 million and ($9) million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $657 million and ($62) million at December 31, 2014 and 2013, respectively. Net derivative gains (losses) associated with the embedded derivatives were $497 million, ($1.7) billion and $14 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $1.1 billion and $709 million at December 31, 2014 and 2013, respectively. Net derivative gains (losses) associated with the embedded derivative were ($389) million, $664 million and $135 million for the years ended December 31, 2014, 2013 and 2012, respectively.
In November 2014, MetLife Insurance Company of Connecticut (“MICC”), a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company, and its affiliate, MetLife Investors Insurance Company, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a former offshore, reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife USA. Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York.
Prior to the Mergers, certain related party transactions were consummated as summarized below. See Notes 8 and 9 for information regarding additional related party transactions.

•
Effective January 1, 2014, MICC reinsured with Metropolitan Life Insurance Company all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of the reinsurance agreements, the significant effects to the Company were increases in other invested assets of $192 million, in other liabilities of $572 million, in future policy benefits of $128 million and in cash and cash equivalents and total investments of $494 million received from MICC.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

6. Reinsurance (continued)

•
In October 2014, the Company recaptured a block of universal life secondary guarantee business ceded to Exeter on a 75% coinsurance with funds withheld basis.  As a result of this recapture, the significant effects to the Company were decreases in premiums, reinsurance and other receivables of $492 million, and in other liabilities of $432 million, as well as increases in DAC of $30 million and in other policy-related balances of $9 million.

•
In November 2014, the Company partially recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities previously ceded to Exeter. As a result of this recapture, the significant effects to the Company were decreases in premiums, reinsurance and other receivables of $719 million, and in other liabilities of $447 million, as well as increases in DAC of $7 million and in cash and cash equivalents of $324 million. There was also an increase in net income of $54 million which was reflected in other income.

•
Effective November 1, 2014, the Company entered into an agreement to assume 100% of certain variable annuities including guaranteed minimum benefit guarantees on a modified coinsurance basis from First MetLife. As a result of this reinsurance agreement, the significant effects to the Company were decreases in other liabilities of $269 million and in cash and cash equivalents paid to First MetLife of $218 million.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.1 billion and $1.2 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2014 and 2013, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $11.7 billion and $11.8 billion at December 31, 2014 and 2013, respectively. The deposit liabilities on affiliated reinsurance were $6.7 billion and $6.5 billion at December 31, 2014 and 2013, respectively.
7. Closed Block
On April 7, 2000 (the “Demutualization Date”), Metropolitan Life Insurance Company converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving Metropolitan Life Insurance Company’s plan of reorganization, as amended (the “Plan of Reorganization”). On the Demutualization Date, Metropolitan Life Insurance Company established a closed block for the benefit of holders of certain individual life insurance policies of Metropolitan Life Insurance Company. Assets have been allocated to the closed block in an amount that has been determined to produce cash flows which, together with anticipated revenues from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies, including, but not limited to, provisions for the payment of claims and certain expenses and taxes, and to provide for the continuation of policyholder dividend scales in effect for 1999, if the experience underlying such dividend scales continues, and for appropriate adjustments in such scales if the experience changes. At least annually, the Company compares actual and projected experience against the experience assumed in the then-current dividend scales. Dividend scales are adjusted periodically to give effect to changes in experience.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2014	2013
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,667	$42,076
Other policy-related balances	265	298
Policyholder dividends payable	461	456
Policyholder dividend obligation	3,155	1,771
Current income tax payable	1	18
Other liabilities	646	582
Total closed block liabilities	46,195	45,201
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	29,199	28,374
Equity securities available-for-sale, at estimated fair value	91	86
Mortgage loans	6,076	6,155
Policy loans	4,646	4,669
Real estate and real estate joint ventures	666	492
Other invested assets	1,065	814
Total investments	41,743	40,590
Cash and cash equivalents	227	238
Accrued investment income	477	477
Premiums, reinsurance and other receivables	67	98
Deferred income tax assets	289	293
Total assets designated to the closed block	42,803	41,696
Excess of closed block liabilities over assets designated to the closed block	3,392	3,505
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	2,291	1,502
Unrealized gains (losses) on derivatives, net of income tax	28	(3)
Allocated to policyholder dividend obligation, net of income tax	(2,051)	(1,151)
Total amounts included in AOCI	268	348
Maximum future earnings to be recognized from closed block assets and liabilities	$3,660	$3,853
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$1,771	$3,828	$2,919
Change in unrealized investment and derivative gains (losses)	1,384	(2,057)	909
Balance at December 31,	$3,155	$1,771	$3,828

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

7. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Revenues
Premiums	$1,918	$1,987	$2,139
Net investment income	2,093	2,130	2,188
Net investment gains (losses)	7	25	61
Net derivative gains (losses)	20	(6)	(12)
Total revenues	4,038	4,136	4,376
Expenses
Policyholder benefits and claims	2,598	2,702	2,783
Policyholder dividends	988	979	1,072
Other expenses	155	165	179
Total expenses	3,741	3,846	4,034
Revenues, net of expenses before provision for income tax expense (benefit)	297	290	342
Provision for income tax expense (benefit)	104	101	120
Revenues, net of expenses and provision for income tax expense (benefit) from continuing operations	193	189	222
Revenues, net of expenses and provision for income tax expense (benefit) from discontinued operations	—	—	10
Revenues, net of expenses and provision for income tax expense (benefit)	$193	$189	$232
Metropolitan Life Insurance Company charges the closed block with federal income taxes, state and local premium taxes and other additive state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan of Reorganization. Metropolitan Life Insurance Company also charges the closed block for expenses of maintaining the policies included in the closed block.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Fixed Maturity and Equity Securities AFS
Fixed Maturity and Equity Securities AFS by Sector
The following table presents the fixed maturity and equity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including RMBS, ABS and commercial mortgage-backed securities (“CMBS”).

	December 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
					(In millions)
Fixed maturity securities
U.S. corporate	$59,532	$6,246	$421	$—	$65,357	$60,244	$4,678	$693	$—	$64,229
U.S. Treasury and agency	34,391	4,698	19	—	39,070	29,508	1,730	694	—	30,544
Foreign corporate	28,395	1,934	511	—	29,818	27,082	1,959	285	—	28,756
RMBS	26,893	1,493	157	66	28,163	24,119	1,109	368	150	24,710
ABS (1)	8,206	102	82	—	8,226	7,789	151	117	(1)	7,824
CMBS	7,705	241	33	—	7,913	8,203	262	89	—	8,376
State and political subdivision	5,329	1,197	6	—	6,520	5,386	467	76	—	5,777
Foreign government	3,153	761	70	—	3,844	3,040	597	107	—	3,530
Total fixed maturity securities	$173,604	$16,672	$1,299	$66	$188,911	$165,371	$10,953	$2,429	$149	$173,746
Equity securities
Common stock	$1,236	$142	$26	$—	$1,352	$1,070	$97	$3	$—	$1,164
Non-redeemable preferred stock	690	53	30	—	713	743	62	77	—	728
Total equity securities	$1,926	$195	$56	$—	$2,065	$1,813	$159	$80	$—	$1,892
______________

(1)
The noncredit loss component of OTTI losses was in an unrealized gain position of $1 million for ABS at December 31, 2013, due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “—Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $6 million and $38 million with unrealized gains (losses) of $5 million and $12 million at December 31, 2014 and 2013, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at:

	December 31,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
Due in one year or less	$5,841	$5,902	$6,411	$6,516
Due after one year through five years	36,600	38,115	34,696	36,556
Due after five years through ten years	39,257	41,519	35,725	38,347
Due after ten years	49,102	59,073	48,428	51,417
Subtotal	130,800	144,609	125,260	132,836
Structured securities (RMBS, ABS and CMBS)	42,804	44,302	40,111	40,910
Total fixed maturity securities	$173,604	$188,911	$165,371	$173,746
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. RMBS, ABS and CMBS are shown separately, as they are not due at a single maturity.
Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position.

	December 31, 2014				December 31, 2013
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$8,950	$260	$2,251	$161	$8,512	$426	$1,948	$267
U.S. Treasury and agency	3,933	6	982	13	10,077	687	33	7
Foreign corporate	7,052	397	1,165	114	4,217	176	952	109
RMBS	3,141	63	1,900	160	8,194	291	1,675	227
ABS	3,147	45	732	37	1,701	28	530	88
CMBS	772	20	461	13	2,022	74	221	15
State and political subdivision	26	—	76	6	737	44	92	32
Foreign government	327	32	265	38	763	94	54	13
Total fixed maturity securities	$27,348	$823	$7,832	$542	$36,223	$1,820	$5,505	$758
Equity securities
Common stock	$98	$26	$1	$—	$37	$3	$—	$—
Non-redeemable preferred stock	32	—	139	30	222	41	125	36
Total equity securities	$130	$26	$140	$30	$259	$44	$125	$36
Total number of securities in an unrealized loss position	1,997		642		2,211		469

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) with respect to fixed maturity securities, whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to structured securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; (viii) the potential for impairments due to weakening of foreign currencies on non-functional currency denominated fixed maturity securities that are near maturity; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2014. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $1.2 billion during the year ended December 31, 2014 from $2.6 billion to $1.4 billion. The decrease in gross unrealized losses for the year ended December 31, 2014, was primarily attributable to a decrease in interest rates, partially offset by widening credit spreads.
At December 31, 2014, $67 million of the total $1.4 billion of gross unrealized losses were from 27 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $67 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $24 million, or 36%, were related to gross unrealized losses on 12 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $67 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $43 million, or 64%, were related to gross unrealized losses on 15 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and ABS (primarily foreign ABS) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS and ABS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities decreased $24 million during the year ended December 31, 2014 from $80 million to $56 million. Of the $56 million, $23 million were from six equity securities with gross unrealized losses of 20% or more of cost for 12 months or greater, all of which were financial services industry investment grade non-redeemable preferred stock, of which 26% were rated A or better.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2014		2013
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans held-for-investment:
Commercial	$32,482	66.2%	$33,072	71.9%
Agricultural	11,033	22.5	11,025	24.0
Residential	5,494	11.2	1,858	4.0
Subtotal (1)	49,009	99.9	45,955	99.9
Valuation allowances	(258)	(0.5)	(272)	(0.6)
Subtotal mortgage loans held-for-investment, net	48,751	99.4	45,683	99.3
Residential — FVO	308	0.6	338	0.7
Total mortgage loans held-for-investment, net	49,059	100.0	46,021	100.0
Mortgage loans held-for-sale	—	—	3	—
Total mortgage loans, net	$49,059	100.0%	$46,024	100.0%
______________

(1)	Purchases of mortgage loans were $4.7 billion and $2.2 billion for the years ended December 31, 2014 and 2013, respectively.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans held-for-investment by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at and for the years ended:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
December 31, 2014
Commercial	$75	$75	$24	$84	$84	$32,323	$158	$135	$298
Agricultural	47	45	2	14	13	10,975	33	56	76
Residential	—	—	—	40	37	5,457	41	37	17
Total	$122	$120	$26	$138	$134	$48,755	$232	$228	$391
December 31, 2013
Commercial	$173	$169	$49	$247	$246	$32,657	$164	$366	$430
Agricultural	64	62	7	35	34	10,929	33	89	151
Residential	—	—	—	5	4	1,854	19	4	2
Total	$237	$231	$56	$287	$284	$45,440	$216	$459	$583
The average recorded investment for commercial, agricultural and residential mortgage loans was $384 million, $201 million and $0, respectively, for the year ended December 31, 2012.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2012	$318	$75	$—	$393
Provision (release)	(50)	2	—	(48)
Charge-offs, net of recoveries	(12)	(24)	—	(36)
Transfers to held-for-sale	—	(5)	—	(5)
Balance at December 31, 2012	256	48	—	304
Provision (release)	(43)	3	19	(21)
Charge-offs, net of recoveries	—	(11)	—	(11)
Transfers to held-for-sale	—	—	—	—
Balance at December 31, 2013	213	40	19	272
Provision (release)	(8)	(4)	27	15
Charge-offs, net of recoveries	(23)	(1)	(5)	(29)
Transfers to held-for-sale	—	—	—	—
Balance at December 31, 2014	$182	$35	$41	$258
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
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment, were as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
December 31, 2014
Loan-to-value ratios:
Less than 65%	$26,810	$746	$761	$28,317	87.2%	$29,860	87.7%
65% to 75%	2,783	391	86	3,260	10.0	3,322	9.8
76% to 80%	109	—	8	117	0.4	121	0.3
Greater than 80%	384	256	148	788	2.4	736	2.2
Total	$30,086	$1,393	$1,003	$32,482	100.0%	$34,039	100.0%
December 31, 2013
Loan-to-value ratios:
Less than 65%	$24,585	$476	$596	$25,657	77.6%	$26,900	78.4%
65% to 75%	5,219	438	104	5,761	17.4	5,852	17.1
76% to 80%	444	157	189	790	2.4	776	2.3
Greater than 80%	583	205	76	864	2.6	769	2.2
Total	$30,831	$1,276	$965	$33,072	100.0%	$34,297	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment were as follows at:

	December 31,
	2014		2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios:
Less than 65%	$10,462	94.8%	$10,165	92.2%
65% to 75%	469	4.2	659	6.0
76% to 80%	17	0.2	84	0.8
Greater than 80%	85	0.8	117	1.0
Total	$11,033	100.0%	$11,025	100.0%
The estimated fair value of agricultural mortgage loans held-for-investment was $11.4 billion and $11.3 billion at December 31, 2014 and 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment were as follows at:

	December 31,
	2014		2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators:
Performing	$5,345	97.3%	$1,812	97.5%
Nonperforming	149	2.7	46	2.5
Total	$5,494	100.0%	$1,858	100.0%
The estimated fair value of residential mortgage loans held-for-investment was $5.6 billion and $1.8 billion at December 31, 2014 and 2013, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2014 and 2013. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In millions)
Commercial	$—	$—	$75	$169
Agricultural	1	44	41	47
Residential	149	46	149	46
Total	$150	$90	$265	$262
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During the years ended December 31, 2014 and 2013, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships, loans to affiliates (see “— Related Party Investment Transactions”) and leveraged and direct financing leases.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Leveraged and Direct Financing Leases
Investment in leveraged and direct financing leases consisted of the following at:

	December 31,
	2014		2013
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Rental receivables, net	$1,320	$406	$1,393	$413
Estimated residual values	827	57	853	52
Subtotal	2,147	463	2,246	465
Unearned income	(686)	(178)	(742)	(177)
Investment in leases, net of non-recourse debt	$1,461	$285	$1,504	$288
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases range from one to 15 years but in certain circumstances can be over 30 years, while the payment periods for direct financing leases range from one to 22 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2014 and 2013, all leveraged lease receivables and direct financing rental receivables were performing.
The deferred income tax liability related to leveraged leases was $1.3 billion and $1.4 billion at December 31, 2014 and 2013, respectively.
The components of income from investments in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2014		2013		2012
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Income from investment in leases	$51	$19	$60	$17	$34	$15
Less: Income tax expense on leases	18	7	21	6	12	5
Investment income after income tax	$33	$12	$39	$11	$22	$10
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.0 billion and $790 million at December 31, 2014 and 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, DSI, future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Fixed maturity securities	$15,374	$8,521	$19,120
Fixed maturity securities with noncredit OTTI losses in AOCI	(66)	(149)	(256)
Total fixed maturity securities	15,308	8,372	18,864
Equity securities	173	83	(13)
Derivatives	1,649	361	1,052
Short-term investments	—	—	(2)
Other	87	5	18
Subtotal	17,217	8,821	19,919
Amounts allocated from:
Future policy benefits	(1,964)	(610)	(5,120)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)	5	12
DAC, VOBA and DSI	(918)	(721)	(1,231)
Policyholder dividend obligation	(3,155)	(1,771)	(3,828)
Subtotal	(6,040)	(3,097)	(10,167)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	25	51	86
Deferred income tax benefit (expense)	(3,928)	(2,070)	(3,498)
Net unrealized investment gains (losses)	7,274	3,705	6,340
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$7,273	$3,704	$6,339
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2014	2013
	(In millions)
Balance at January 1,	$(149)	$(256)
Noncredit OTTI losses and subsequent changes recognized	10	47
Securities sold with previous noncredit OTTI loss	41	114
Subsequent changes in estimated fair value	32	(54)
Balance at December 31,	$(66)	$(149)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$3,704	$6,339	$4,868
Fixed maturity securities on which noncredit OTTI losses have been recognized	83	107	266
Unrealized investment gains (losses) during the year	8,313	(11,205)	4,679
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,354)	4,510	(1,625)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(8)	(7)	(21)
DAC, VOBA and DSI	(197)	510	(129)
Policyholder dividend obligation	(1,384)	2,057	(909)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(26)	(35)	(86)
Deferred income tax benefit (expense)	(1,858)	1,428	(704)
Net unrealized investment gains (losses)	7,273	3,704	6,339
Net unrealized investment gains (losses) attributable to noncontrolling interests	—	—	—
Balance at December 31,	$7,273	$3,704	$6,339
Change in net unrealized investment gains (losses)	$3,569	$(2,635)	$1,471
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	—	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$3,569	$(2,635)	$1,471
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2014 and 2013.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2014	2013
	(In millions)
Securities on loan: (1)
Amortized cost	$19,099	$18,829
Estimated fair value	$21,185	$19,153
Cash collateral on deposit from counterparties (2)	$21,635	$19,673
Security collateral on deposit from counterparties (3)	$19	$—
Reinvestment portfolio — estimated fair value	$22,046	$19,822
______________

(1)	Included within fixed maturity securities, short-term investments and equity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	December 31,
	2014	2013
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,421	$1,338
Invested assets pledged as collateral (1)	20,712	19,555
Total invested assets on deposit and pledged as collateral	$22,133	$20,893
______________

(1)	The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), and derivative transactions (see Note 9).
See “— Securities Lending” for information regarding securities on loan and Note 7 for information regarding investments designated to the closed block.
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
The Company’s PCI fixed maturity securities were as follows at:

	December 31,
	2014	2013
	(In millions)
Outstanding principal and interest balance (1)	$4,614	$4,653
Carrying value (2)	$3,651	$3,601
______________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about PCI fixed maturity securities acquired during the periods indicated:

	Years Ended December 31,
	2014	2013
	(In millions)
Contractually required payments (including interest)	$820	$1,612
Cash flows expected to be collected (1)	$644	$1,248
Fair value of investments acquired	$433	$841
______________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

The following table presents activity for the accretable yield on PCI fixed maturity securities for:

	Years Ended December 31,
	2014	2013
	(In millions)
Accretable yield, January 1,	$2,431	$2,357
Investments purchased	211	407
Accretion recognized in earnings	(217)	(236)
Disposals	(47)	(144)
Reclassification (to) from nonaccretable difference	(495)	47
Accretable yield, December 31,	$1,883	$2,431
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $9.9 billion at December 31, 2014. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $2.7 billion at December 31, 2014. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations for one of the three most recent annual periods: 2013. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2014, 2013 and 2012. Aggregate total assets of these entities totaled $351.0 billion and $280.7 billion at December 31, 2014 and 2013, respectively. Aggregate total liabilities of these entities totaled $32.1 billion and $23.5 billion at December 31, 2014 and 2013, respectively. Aggregate net income (loss) of these entities totaled $33.7 billion, $25.0 billion and $16.5 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2014 and 2013. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	December 31,
	2014		2013
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Fixed maturity securities (1)	$163	$78	$159	$80
Other invested assets	59	—	82	7
Other limited partnership interests	37	—	61	—
CSEs (assets (primarily securities) and liabilities (primarily debt)) (2)	16	15	23	22
Real estate joint ventures (3)	9	15	1,181	443
Total	$284	$108	$1,506	$552
______________

(1)
The Company consolidates certain fixed maturity securities purchased in an investment vehicle which was partially funded with affiliated long-term debt. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was $2 million for both the years ended December 31, 2014 and 2013 and was $1 million for the year ended December 31, 2012.

(2)
The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both December 31, 2014 and 2013. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was $1 million, $3 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
At December 31, 2013, the Company consolidated an open ended core real estate fund formed in the fourth quarter of 2013 (the “MetLife Core Property Fund”), which represented the majority of the balances at December 31, 2013. As a result of the quarterly reassessment in the first quarter of 2014, the Company no longer consolidated the MetLife Core Property Fund, effective March 31, 2014, based on the terms of the revised partnership agreement. The Company accounts for its retained interest in the real estate fund under the equity method. Assets of the real estate fund are a real estate investment trust which holds primarily traditional core income-producing real estate which has associated liabilities that are primarily non-recourse debt secured by certain real estate assets of the fund. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its investment in the real estate fund of $178 million at carrying value at December 31, 2013. The long-term debt bears interest primarily at fixed rates ranging from 1.39% to 4.45%, payable primarily on a monthly basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for the year ended December 31, 2013.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2014		2013
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$44,302	$44,302	$40,910	$40,910
U.S. and foreign corporate	1,919	1,919	2,251	2,251
Other limited partnership interests	3,722	4,833	3,168	4,273
Other invested assets	1,683	2,003	1,498	1,852
Real estate joint ventures	52	74	31	31
Total	$51,678	$53,131	$47,858	$49,317
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments of the Company. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $212 million and $257 million at December 31, 2014 and 2013, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 17, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2014, 2013 and 2012.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Investment income:
Fixed maturity securities	$8,260	$8,279	$8,295
Equity securities	86	78	68
Trading and FVO securities - Actively Traded and FVO general account securities (1)	23	43	77
Mortgage loans	2,378	2,405	2,528
Policy loans	448	440	451
Real estate and real estate joint ventures	725	699	593
Other limited partnership interests	721	633	555
Cash, cash equivalents and short-term investments	26	32	19
Operating joint ventures	2	(4)	(2)
Other	61	21	7
Subtotal	12,730	12,626	12,591
Less: Investment expenses	838	844	743
Subtotal, net	11,892	11,782	11,848
FVO CSEs - interest income:
Securities	1	3	4
Subtotal	1	3	4
Net investment income	$11,893	$11,785	$11,852
______________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income were ($14) million, $4 million and $44 million for the years ended December 31, 2014, 2013 and 2012, respectively.

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(6)	$(12)	$(19)
Utility	—	(48)	(29)
Finance	—	(4)	(21)
Communications	—	(2)	(18)
Industrial	—	—	(4)
Transportation	—	—	(1)
Total U.S. and foreign corporate securities	(6)	(66)	(92)
RMBS	(20)	(62)	(70)
CMBS	—	—	(28)
ABS	—	—	(2)
OTTI losses on fixed maturity securities recognized in earnings	(26)	(128)	(192)
Fixed maturity securities — net gains (losses) on sales and disposals	(99)	177	16
Total gains (losses) on fixed maturity securities	(125)	49	(176)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	(16)	(17)	—
Common stock	(5)	(2)	(7)
OTTI losses on equity securities recognized in earnings	(21)	(19)	(7)
Equity securities — net gains (losses) on sales and disposals	42	6	15
Total gains (losses) on equity securities	21	(13)	8
Trading and FVO securities — FVO general account securities	1	11	11
Mortgage loans	(36)	31	84
Real estate and real estate joint ventures	252	(15)	(27)
Other limited partnership interests	(69)	(41)	(35)
Other investment portfolio gains (losses)	(108)	5	(192)
Subtotal — investment portfolio gains (losses)	(64)	27	(327)
FVO CSEs:
Securities	—	2	—
Long-term debt — related to securities	(1)	(2)	(7)
Non-investment portfolio gains (losses)	208	21	4
Subtotal FVO CSEs and non-investment portfolio gains (losses)	207	21	(3)
Total net investment gains (losses)	$143	$48	$(330)
______________
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $132 million, less than $1 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) are as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	Fixed Maturity Securities			Equity Securities
	(In millions)
Proceeds	$44,906	$45,538	$29,472	$128	$144	$126
Gross investment gains	$260	$556	$327	$46	$25	$23
Gross investment losses	(359)	(379)	(311)	(4)	(19)	(8)
OTTI losses (1)	(26)	(128)	(192)	(21)	(19)	(7)
Net investment gains (losses)	$(125)	$49	$(176)	$21	$(13)	$8
______________

(1)
OTTI losses recognized in earnings include noncredit-related impairment losses of $0, $13 million and $67 million for the years ended December 31, 2014, 2013 and 2012, respectively, on (i) perpetual hybrid securities classified within fixed maturity securities where the primary reason for the impairment was the severity and/or the duration of an unrealized loss position, and (ii) fixed maturity securities where there is an intent to sell or it is more likely than not that the Company will be required to sell the security before recovery of the decline in estimated fair value.

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2014	2013
	(In millions)
Balance at January 1,	$277	$285
Additions:
Initial impairments — credit loss OTTI recognized on securities not previously impaired	1	4
Additional impairments — credit loss OTTI recognized on securities previously impaired	15	54
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(30)	(65)
Securities impaired to net present value of expected future cash flows	—	—
Increases in cash flows — accretion of previous credit loss OTTI	—	(1)
Balance at December 31,	$263	$277

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

8. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$97	$781	$4
Amortized cost of invested assets transferred to affiliates	$89	$688	$4
Net investment gains (losses) recognized on transfers	$8	$93	$—
Estimated fair value of invested assets transferred from affiliates	$882	$882	$—

Prior to the Mergers, certain related party investment transactions were consummated as summarized below.  See Note 6 for additional information on the Mergers.

•
The Company had a loan outstanding to Exeter, an affiliate, totaling $75 million at December 31, 2013, which was included in other invested assets. MetLife USA assumed the loan upon the consummation of the Mergers in November 2014 and, subsequently, the loan matured on December 30, 2014. Net investment income from this loan was $5 million for each of the years ended December 31, 2014, 2013 and 2012.

•
In July 2014, the Company purchased from other affiliates additional affiliated loans (having an unpaid principal balance of $400 million) at estimated fair value of $437 million, which are included in other invested assets and in the table above. The unpaid principal balances on these acquired loans, which bear interest at fixed rates payable semiannually are due as follows: $295 million due July 15, 2021 at 5.64% and $105 million due December 16, 2021 at 5.86%.

•
In 2013, Metropolitan Life Insurance Company transferred invested assets to and from MICC of $751 million and $739 million, respectively, related to the establishment of a custodial account to secure certain policyholder liabilities, which is included in the table above.

In December 2014, American Life Insurance Company, an affiliate, issued a surplus note to the Company, which was included in other invested assets, totaling $100 million. The loan, which bears interest at a fixed rate of 3.17%, payable semiannually, is due on June 30, 2020.

The Company has affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $2.0 billion and $1.5 billion  at December 31, 2014 and 2013, respectively. The loans, which bear interest at a fixed rate, payable semiannually are due as follows: $500 million  at 3.54% due on June 30, 2019, $250 million  at 3.57% due on October 1, 2019, $250 million  at 7.44% due on September 30, 2016, $150 million  at 5.64% due July 15, 2021 and $375 million  at 5.86% due December 16, 2021. Net investment income from these affiliated loans, and the $400 million of affiliated loans acquired in July 2014 described above, was $92 million, $90 million and $93 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company purchased from MetLife Bank, National Association, $1.5 billion and $1.3 billion of fixed maturity securities and mortgage loans, respectively, at estimated fair value, for cash during the year ended December 31, 2012.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $179 million, $172 million and $158 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also earned additional affiliated net investment income of $4 million for each of the years ended December 31, 2014, 2013 and 2012.

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
Interest Rate Derivatives
The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, caps, floors, swaptions, forwards and futures.
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
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, involuntary restructuring or governmental intervention. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in non-qualifying hedging relationships.
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
Equity Derivatives
The Company uses a variety of equity derivatives to reduce its exposure to equity market risk, including equity index options, equity variance swaps, exchange-traded equity futures and total rate of return swaps (“TRRs”).
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in non-qualifying hedging relationships.
Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. The Company utilizes equity variance swaps in non-qualifying hedging relationships.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in non-qualifying hedging relationships.
TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2014			2013
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,632	$2,031	$18	$5,940	$1,277	$68
Foreign currency swaps	Foreign currency exchange rate	2,709	65	101	2,591	252	122
Subtotal		8,341	2,096	119	8,531	1,529	190
Cash flow hedges:
Interest rate swaps	Interest rate	2,191	447	—	2,584	77	109
Interest rate forwards	Interest rate	70	18	—	205	3	3
Foreign currency swaps	Foreign currency exchange rate	14,895	501	614	10,560	374	500
Subtotal		17,156	966	614	13,349	454	612
Total qualifying hedges		25,497	3,062	733	21,880	1,983	802
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	56,394	2,213	1,072	59,022	1,320	732
Interest rate floors	Interest rate	36,141	319	108	38,220	323	234
Interest rate caps	Interest rate	41,227	134	1	29,809	141	—
Interest rate futures	Interest rate	70	—	—	105	—	—
Interest rate options	Interest rate	6,399	379	15	4,849	120	8
Synthetic GICs	Interest rate	4,298	—	—	4,409	—	—
Foreign currency swaps	Foreign currency exchange rate	8,774	359	176	7,267	79	492
Foreign currency forwards	Foreign currency exchange rate	3,985	92	80	4,261	44	32
Credit default swaps — purchased	Credit	857	8	11	1,506	7	21
Credit default swaps — written	Credit	7,419	130	5	6,600	124	1
Equity futures	Equity market	954	10	—	—	—	—
Equity index options	Equity market	7,698	328	352	1,147	—	—
Equity variance swaps	Equity market	5,678	60	146	—	—	—
TRRs	Equity market	911	10	33	—	—	—
Total non-designated or non-qualifying derivatives		180,805	4,042	1,999	157,195	2,158	1,520
Total		$206,302	$7,104	$2,732	$179,075	$4,141	$2,322

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2014 and 2013. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Derivatives and hedging gains (losses) (1)	$1,207	$(1,205)	$77
Embedded derivatives	(170)	135	598
Total net derivative gains (losses)	$1,037	$(1,070)	$675
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Qualifying hedges:
Net investment income	$162	$129	$108
Interest credited to policyholder account balances	106	148	146
Non-qualifying hedges:
Net investment income	(4)	(6)	(6)
Net derivative gains (losses)	484	450	314
Policyholder benefits and claims	8	—	—
Total	$756	$721	$562

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Year Ended December 31, 2014
Interest rate derivatives	$314	$—	$—
Foreign currency exchange rate derivatives	554	—	—
Credit derivatives — purchased	(2)	—	—
Credit derivatives — written	(1)	—	—
Equity derivatives	11	(10)	(10)
Total	$876	$(10)	$(10)
Year Ended December 31, 2013
Interest rate derivatives	$(1,753)	$—	$—
Foreign currency exchange rate derivatives	(69)	—	—
Credit derivatives — purchased	(6)	(14)	—
Credit derivatives — written	100	1	—
Equity derivatives	—	(22)	—
Total	$(1,728)	$(35)	$—
Year Ended December 31, 2012
Interest rate derivatives	$(83)	$—	$—
Foreign currency exchange rate derivatives	(252)	—	—
Credit derivatives — purchased	(72)	(15)	—
Credit derivatives — written	105	—	—
Equity derivatives	—	(12)	—
Total	$(302)	$(27)	$—
______________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2014
Interest rate swaps:	Fixed maturity securities	$4	$(1)	$3
	Policyholder liabilities (1)	649	(635)	14
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(11)	2
	Foreign-denominated PABs (2)	(283)	270	(13)
Total		$383	$(377)	$6
Year Ended December 31, 2013
Interest rate swaps:	Fixed maturity securities	$34	$(33)	$1
	Policyholder liabilities (1)	(800)	807	7
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(12)	1
	Foreign-denominated PABs (2)	(98)	112	14
Total		$(851)	$874	$23
Year Ended December 31, 2012
Interest rate swaps:	Fixed maturity securities	$2	$(3)	$(1)
	Policyholder liabilities (1)	(72)	89	17
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	1	—
	Foreign-denominated PABs (2)	32	(41)	(9)
Total		$(39)	$46	$7
______________

(1)	Fixed rate liabilities reported in PABs or future policy benefits.

(2)	Fixed rate or floating rate liabilities.

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were ($14) million and $1 million for the years ended December 31, 2014 and 2012, respectively, and were not significant for the year ended December 31, 2013.
At December 31, 2014 and 2013, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and seven years, respectively.
At December 31, 2014 and 2013, the balance in AOCI associated with cash flow hedges was $1.6 billion and $361 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses)Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2014
Interest rate swaps	$587	$41	$9	$3
Interest rate forwards	34	(8)	2	—
Foreign currency swaps	(15)	(725)	(2)	2
Credit forwards	—	—	1	—
Total	$606	$(692)	$10	$5
Year Ended December 31, 2013
Interest rate swaps	$(511)	$20	$8	$(3)
Interest rate forwards	(43)	1	2	—
Foreign currency swaps	(120)	(15)	(3)	2
Credit forwards	(3)	—	1	—
Total	$(677)	$6	$8	$(1)
Year Ended December 31, 2012
Interest rate swaps	$(55)	$3	$4	$1
Interest rate forwards	(1)	—	2	—
Foreign currency swaps	(187)	(7)	(5)	(5)
Credit forwards	—	—	1	—
Total	$(243)	$(4)	$2	$(4)
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2014, $26 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.4 billion and $6.6 billion at December 31, 2014 and 2013, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At December 31, 2014 and 2013, the Company would have received $125 million and $123 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2014			2013
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$5	$415	2.2	$6	$395	2.6
Credit default swaps referencing indices	10	1,566	2.7	20	2,089	1.6
Subtotal	15	1,981	2.6	26	2,484	1.7
Baa
Single name credit default swaps (corporate)	15	1,002	2.8	16	874	3.2
Credit default swaps referencing indices	59	3,687	4.5	52	2,898	4.7
Subtotal	74	4,689	4.1	68	3,772	4.4
Ba
Single name credit default swaps (corporate)	—	60	3.0	—	5	3.8
Credit default swaps referencing indices	(1)	100	2.0	—	—	—
Subtotal	(1)	160	2.4	—	5	3.8
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	37	589	4.9	29	339	4.9
Subtotal	37	589	4.9	29	339	4.9
Total	$125	$7,419	3.8	$123	$6,600	3.4
______________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.4 billion and $6.6 billion from the table above were $60 million and $70 million at December 31, 2014 and 2013, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $15 million and $10 million in gross notional amount and $1 million and $0 in fair value at December 31, 2014 and 2013, respectively.

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31, 2014		December 31, 2013
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,497	$2,092	$4,026	$2,232
OTC-cleared (1)	740	682	251	117
Exchange-traded	10	—	—	—
Total gross estimated fair value of derivatives (1)	7,247	2,774	4,277	2,349
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	7,247	2,774	4,277	2,349
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,742)	(1,742)	(1,844)	(1,844)
OTC-cleared	(638)	(638)	(114)	(114)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(2,470)	(2)	(1,143)	(3)
OTC-cleared	(97)	(40)	(128)	(3)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(2,161)	(333)	(1,024)	(319)
OTC-cleared	—	(3)	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$139	$16	$24	$66
__________________

(1)
At December 31, 2014 and 2013, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $143 million and $136 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of $42 million and $27 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $138 million and $0 at December 31, 2014 and 2013, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2014 and 2013, the Company received excess cash collateral of $0 and $47 million, respectively, and provided excess cash collateral of $31 million and $3 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2014 none of the collateral had been sold or re-pledged . Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2014 and 2013, the Company received excess securities collateral with an estimated fair value of $243 million and $106 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2014 and 2013, the Company provided excess securities collateral with an estimated fair value of $57 million and $25 million, respectively, for its OTC-bilateral derivatives, and $155 million and $106 million, respectively, for its OTC-cleared derivatives, and $17 million and $0 respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
December 31, 2014
Derivatives subject to financial strength-contingent provisions	$334	$390	$—	$—	$—
Derivatives not subject to financial strength-contingent provisions	4	—	2	—	—
Total	$338	$390	$2	$—	$—
December 31, 2013
Derivatives subject to financial strength-contingent provisions	$354	$344	$—	$—	$5
Derivatives not subject to financial strength-contingent provisions	4	—	3	—	—
Total	$358	$344	$3	$—	$5
______________

(1)	After taking into consideration the existence of netting agreements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

9. Derivatives (continued)

Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; affiliated assumed reinsurance of guaranteed minimum benefits related to GMWBs, GMABs, and certain GMIBs; funds withheld on ceded reinsurance and affiliated funds withheld on ceded reinsurance; funding agreements with equity or bond indexed crediting rates; and certain debt and equity securities.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2014	2013
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$657	$(62)
Options embedded in debt or equity securities	Investments	(150)	(106)
Net embedded derivatives within asset host contracts		$507	$(168)
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	PABs	$(548)	$(868)
Assumed guaranteed minimum benefits	PABs	72	—
Funds withheld on ceded reinsurance	Other liabilities	1,200	758
Other	PABs	7	4
Net embedded derivatives within liability host contracts		$731	$(106)
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net derivative gains (losses) (1), (2)	$(170)	$135	$598
______________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses), in connection with this adjustment, were $14 million, ($42) million and ($71) million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($9) million, $125 million and $122 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	See Note 6 for discussion of affiliated net derivative gains (losses) included in the table above.
Related Party Freestanding Derivative Transactions
In November 2014, as part of the settlement of related party reinsurance transactions, the Company acquired derivatives from an affiliate. The estimated fair value of freestanding derivative assets and liabilities acquired were $740 million and $754 million, respectively. See Note 6 for additional information regarding related party reinsurance transactions in connection with the Mergers.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	December 31, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$60,420	$4,937	$65,357
U.S. Treasury and agency	21,625	17,445	—	39,070
Foreign corporate	—	26,227	3,591	29,818
RMBS	—	24,534	3,629	28,163
ABS	—	6,734	1,492	8,226
CMBS	—	7,464	449	7,913
State and political subdivision	—	6,520	—	6,520
Foreign government	—	3,642	202	3,844
Total fixed maturity securities	21,625	152,986	14,300	188,911
Equity securities:
Common stock	584	716	52	1,352
Non-redeemable preferred stock	—	550	163	713
Total equity securities	584	1,266	215	2,065
Trading and FVO securities:
Actively Traded Securities	22	627	5	654
FVO general account securities	—	22	14	36
FVO securities held by CSEs	—	3	12	15
Total trading and FVO securities	22	652	31	705
Short-term investments (1)	860	3,091	230	4,181
Residential mortgage loans — FVO	—	—	308	308
Derivative assets: (2)
Interest rate	—	5,524	17	5,541
Foreign currency exchange rate	—	1,010	7	1,017
Credit	—	125	13	138
Equity market	10	279	119	408
Total derivative assets	10	6,938	156	7,104
Net embedded derivatives within asset host contracts (3)	—	—	657	657
Separate account assets (4)	26,119	111,601	1,615	139,335
Total assets	$49,220	$276,534	$17,512	$343,266
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$1,214	$—	$1,214
Foreign currency exchange rate	—	971	—	971
Credit	—	15	1	16
Equity market	—	382	149	531
Total derivative liabilities	—	2,582	150	2,732
Net embedded derivatives within liability host contracts (3)	—	7	724	731
Long-term debt	—	82	35	117
Long-term debt of CSEs — FVO	—	—	13	13
Trading liabilities (5)	215	24	—	239
Total liabilities	$215	$2,695	$922	$3,832

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	December 31, 2013
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$58,960	$5,269	$64,229
U.S. Treasury and agency	15,858	14,624	62	30,544
Foreign corporate	—	25,558	3,198	28,756
RMBS	—	22,197	2,513	24,710
ABS	—	5,298	2,526	7,824
CMBS	—	7,946	430	8,376
State and political subdivision	—	5,777	—	5,777
Foreign government	—	3,256	274	3,530
Total fixed maturity securities	15,858	143,616	14,272	173,746
Equity securities:
Common stock	361	753	50	1,164
Non-redeemable preferred stock	—	450	278	728
Total equity securities	361	1,203	328	1,892
Trading and FVO securities:
Actively Traded Securities	2	648	12	662
FVO general account securities	—	24	14	38
FVO securities held by CSEs	—	23	—	23
Total trading and FVO securities	2	695	26	723
Short-term investments (1)	1,387	4,224	175	5,786
Residential mortgage loans — FVO	—	—	338	338
Derivative assets: (2)
Interest rate	—	3,258	3	3,261
Foreign currency exchange rate	—	735	14	749
Credit	—	108	23	131
Equity market	—	—	—	—
Total derivative assets	—	4,101	40	4,141
Net embedded derivatives within asset host contracts (3)	—	—	(62)	(62)
Separate account assets (4)	28,422	105,165	1,209	134,796
Total assets	$46,030	$259,004	$16,326	$321,360
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$1,150	$4	$1,154
Foreign currency exchange rate	—	1,146	—	1,146
Credit	—	22	—	22
Equity market	—	—	—	—
Total derivative liabilities	—	2,318	4	2,322
Net embedded derivatives within liability host contracts (3)	—	4	(110)	(106)
Long-term debt	—	79	43	122
Long-term debt of CSEs — FVO	—	—	28	28
Trading liabilities (5)	260	2	—	262
Total liabilities	$260	$2,403	$(35)	$2,628
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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within PABs and other liabilities on the consolidated balance sheets. At December 31, 2014 and 2013, equity securities also included embedded derivatives of ($150) million and ($106) million, respectively.

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
Securities, Short-term Investments, Long-term Debt, Long-term Debt of CSEs — FVO, and Trading Liabilities
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.
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
The estimated fair value of FVO securities held by CSEs, long-term debt, long-term debt of CSEs — FVO, and trading liabilities is determined on a basis consistent with the methodologies described herein for securities.

The valuation of most instruments listed below are determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and foreign corporate securities
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields	•	delta spread adjustments to reflect specific credit-related issues
	•	spreads off benchmark yields	•	credit spreads
	•	new issuances	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	issuer rating
	•	duration	•	independent non-binding broker quotations
	•	trades of identical or comparable securities
	•	Privately-placed securities are valued using the additional key inputs:
• market yield curve
• call provisions
• observable prices and spreads for similar publicly traded or privately traded securities that incorporate the credit quality and industry sector of the issuer
• delta spread adjustments to reflect specific credit-related issues
U.S. Treasury and agency, State and political subdivision and Foreign government securities
	Valuation Techniques: Principally the market approach.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads	•	credit spreads
	•	broker-dealer quotes
	•	comparable securities that are actively traded
	•	reported trades of similar securities, including those that are actively traded, and those within the same sub-sector or with a similar maturity or credit rating
Structured securities comprised of RMBS, ABS and CMBS
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	spreads off benchmark yields
	•	expected prepayment speeds and volumes	•	independent non-binding broker quotations
	•	current and forecasted loss severity
	•	ratings
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates
	•	geographic region
	•	debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type
• payment terms of the underlying assets
• payment priority within the tranche
• structure of the security
• deal performance
• vintage of loans

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

Instrument	Level 2		Level 3
Equity Securities
Common and non-redeemable preferred stock
	Valuation Techniques: Principally the market approach.		Valuation Techniques: Principally the market and income approaches.
	Key Input:		Key Inputs:
	•	quoted prices in markets that are not considered active	•	credit ratings
			•	issuance structures
			•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
			•	independent non-binding broker quotations
Trading and FVO securities and Short-term investments
•
Trading and FVO securities and short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and observable inputs used in their valuation are also similar to those described above.
•
Trading and FVO securities and short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and unobservable inputs used in their valuation are also similar to those described above.

Mortgage Loans — FVO
Residential mortgage loans — FVO
	•	N/A	Valuation Techniques: Principally the market approach, including matrix pricing or other similar techniques.
Key Inputs: Inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data
Separate Account Assets (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
Key Input:
	•	quoted prices or reported NAV provided by the fund managers	•	N/A
Other limited partnership interests
	•	N/A	Valuation Techniques: Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
			•	liquidity
			•	bid/ask spreads
			•	the performance record of the fund manager
			•	other relevant variables that may impact the exit value of the particular partnership interest
______________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO, and Trading Liabilities” and “— Derivatives — Freestanding Derivatives Valuation Techniques and Key Inputs.”

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
Freestanding Derivatives Valuation Techniques and Key Inputs
Level 2
This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3.
Level 3
These valuation methodologies generally use the same inputs as described in the corresponding sections for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.

Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curve	•	swap yield curve	•	swap yield curve	•	swap yield curve
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (2)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility

Level 3	•	swap yield curve (1)	•	swap yield curve (1)	•	swap yield curve (1)	•	dividend yield curves (1)
	•	basis curves (1)	•	basis curves (1)	•	credit curves (1)	•	equity volatility (1)
			•	cross currency basis curves (1)	•	credit spreads	•	correlation between model inputs (2)
			•	currency correlation	•	repurchase rates
					•	independent non-binding broker quotations
______________

(1)	Extrapolation beyond the observable limits of the curve(s).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

(2)	Option-based only.
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, certain affiliated ceded reinsurance agreements related to such variable annuity guarantees, equity or bond indexed crediting rates within certain funding agreements and those related to ceded funds withheld on reinsurance. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
The Company’s actuarial department calculates the fair value of these embedded derivatives, which are estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments, Long-term Debt of CSEs — FVO, and Trading Liabilities.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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
Embedded Derivatives Within Asset and Liability Host Contracts
Level 3 Valuation Techniques and Key Inputs:
Direct and assumed guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curve, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curve and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, nonperformance risk and cost of capital for purposes of calculating the risk margin.
Reinsurance ceded on certain guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those described above in “— Direct and assumed guaranteed minimum benefits” and also include counterparty credit spreads.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2014, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2013, transfers between Levels 1 and 2 were not significant.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

Transfers out of Level 3 for fixed maturity securities, equity securities and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.
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

					December 31, 2014				December 31, 2013				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(40)	-	240	39	(10)	-	240	38	Decrease
			•	Offered quotes (5)	64	-	130	96	4	-	104	100	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	590	126	—	-	277	122	Increase
	•	Consensus pricing	•	Offered quotes (5)	98	-	126	101	33	-	140	98	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	22	-	120	97	22	-	100	98	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	1	-	118	93	69	-	101	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	15	-	110	100	—	-	106	101	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	56	-	106	98	56	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	290	-	290		401	-	450		Increase (11)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	—	-	—		580	-	767		Increase (11)
			•	Correlation (8)	40%	-	55%		38%	-	47%
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	100		98	-	101		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	15%	-	27%		—	-	—		Increase (11)
			•	Correlation (8)	70%	-	70%		—	-	—
Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.10%		0%	-	0.10%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	20%	-	50%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0.07%	-	10%		0.07%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	0.46%		0.03%	-	0.44%		Decrease (18)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both December 31, 2014 and 2013, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(12)
Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(13)
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

(16)
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

(17)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(18)
Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO, long-term debt , and long-term debt of CSEs — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	Foreign Government
	(In millions)
Year Ended December 31, 2014
Balance at January 1,	$5,269	$62	$3,198	$2,513	$2,526	$430	$274
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	—	2	42	6	(1)	—
Net investment gains (losses)	(6)	—	(4)	5	(40)	—	(49)
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	274	—	(56)	67	35	1	22
Purchases (3)	1,027	—	736	1,528	1,029	183	—
Sales (3)	(925)	—	(229)	(542)	(725)	(39)	(115)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	87	—	119	45	34	5	70
Transfers out of Level 3 (4)	(792)	(62)	(175)	(29)	(1,373)	(130)	—
Balance at December 31,	$4,937	$—	$3,591	$3,629	$1,492	$449	$202
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$2	$43	$1	$(1)	$1
Net investment gains (losses)	$(6)	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Year Ended December 31, 2014
Balance at January 1,	$50	$278	$12	$14	$—	$175	$338	$1,209
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	1	20	—
Net investment gains (losses)	4	3	—	—	—	(2)	—	102
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	—	2	—	—	—	—	—	—
Purchases (3)	19	—	5	—	—	230	124	527
Sales (3)	(21)	(38)	(7)	—	(1)	(156)	(120)	(376)
Issuances (3)	—	—	—	—	—	—	—	81
Settlements (3)	—	—	—	—	—	—	(54)	(28)
Transfers into Level 3 (4)	—	—	—	—	13	—	—	144
Transfers out of Level 3 (4)	—	(82)	(5)	—	—	(18)	—	(44)
Balance at December 31,	$52	$163	$5	$14	$12	$230	$308	$1,615
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	—	$—	20	$—
Net investment gains (losses)	$(2)	$(3)	$—	$—	—	$—	—	$—
Net derivative gains (losses)	$—	$—	$—	$—	—	$—	—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs — FVO
	(In millions)
Year Ended December 31, 2014
Balance at January 1,	$(1)	$14	$23	$—	$48	$(43)	$(28)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	(1)
Net derivative gains (losses)	—	(6)	(7)	14	(144)	—	—
OCI	40	—	—	—	—	—	—
Purchases (3)	—	—	—	111	—	—	—
Sales (3)	—	—	—	—	—	—	—
Issuances (3)	—	—	(4)	(155)	—	(30)	—
Settlements (3)	(22)	(1)	—	—	29	20	16
Transfers into Level 3 (4)	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	18	—
Balance at December 31,	$17	$7	$12	$(30)	$(67)	$(35)	$(13)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(1)
Net derivative gains (losses)	$—	$(6)	$—	$14	$(115)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	Foreign Government
	(In millions)
Year Ended December 31, 2013
Balance at January 1,	$5,460	$71	$3,054	$1,702	$1,923	$402	$282
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	1	30	—	(1)	4
Net investment gains (losses)	(37)	—	(22)	(2)	4	—	2
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(36)	(3)	3	140	(27)	2	(45)
Purchases (3)	1,188	—	842	1,001	1,133	221	69
Sales (3)	(862)	(6)	(646)	(328)	(429)	(66)	(37)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	717	—	250	41	1	74	1
Transfers out of Level 3 (4)	(1,163)	—	(284)	(71)	(79)	(202)	(2)
Balance at December 31,	$5,269	$62	$3,198	$2,513	$2,526	$430	$274
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$1	$—	$—	$35	$—	$(1)	$4
Net investment gains (losses)	$(40)	$—	$—	$(3)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Year Ended December 31, 2013
Balance at January 1,	$60	$281	$6	$26	$—	$252	$—	$940
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	5	—	—	1	—
Net investment gains (losses)	20	(30)	—	6	—	(23)	—	42
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(5)	84	—	—	—	19	—	—
Purchases (3)	5	17	9	—	—	174	339	185
Sales (3)	(31)	(74)	—	(23)	—	(247)	(2)	(204)
Issuances (3)	—	—	—	—	—	—	—	72
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	1	—	—	—	—	—	—	236
Transfers out of Level 3 (4)	—	—	(3)	—	—	—	—	(62)
Balance at December 31,	$50	$278	$12	$14	$—	$175	$338	$1,209
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$5	$—	$—	$1	$—
Net investment gains (losses)	$—	$(17)	$—	$—	$—	$1	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs — FVO
	(In millions)
Year Ended December 31, 2013
Balance at January 1,	$58	$37	$33	$—	$(109)	$—	$(44)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	(2)
Net derivative gains (losses)	(3)	(24)	(8)	—	102	—	—
OCI	(44)	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—	—
Issuances (3)	—	—	(1)	—	—	(43)	—
Settlements (3)	(12)	1	(1)	—	55	—	18
Transfers into Level 3 (4)	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—
Balance at December 31,	$(1)	$14	$23	$—	$48	$(43)	$(28)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(2)
Net derivative gains (losses)	$—	$(24)	$(5)	$—	$115	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	Foreign Government
	(In millions)
Year Ended December 31, 2012
Balance at January 1,	$4,919	$25	$2,258	$691	$1,146	$219	$291
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	7	—	6	27	1	—	5
Net investment gains (losses)	(2)	—	(52)	(5)	(1)	(7)	(5)
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	173	—	142	220	(3)	(3)	19
Purchases (3)	1,282	47	1,213	892	953	268	2
Sales (3)	(848)	(1)	(489)	(242)	(157)	(167)	(55)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	559	—	99	131	4	104	25
Transfers out of Level 3 (4)	(630)	—	(123)	(12)	(20)	(12)	—
Balance at December 31,	$5,460	$71	$3,054	$1,702	$1,923	$402	$282
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$4	$—	$5	$27	$1	$—	$5
Net investment gains (losses)	$(3)	$—	$(13)	$(2)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (6)
	(In millions)
Year Ended December 31, 2012
Balance at January 1,	$104	$293	$—	$14	$—	$134	$—	$1,082
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	12	—	—	—	—
Net investment gains (losses)	7	(1)	—	—	—	—	—	84
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(7)	16	—	—	—	(19)	—	—
Purchases (3)	10	5	6	—	—	246	—	171
Sales (3)	(24)	(32)	—	—	—	(106)	—	(379)
Issuances (3)	—	—	—	—	—	—	—	2
Settlements (3)	—	—	—	—	—	—	—	(1)
Transfers into Level 3 (4)	1	—	—	—	—	5	—	24
Transfers out of Level 3 (4)	(31)	—	—	—	—	(8)	—	(43)
Balance at December 31,	$60	$281	$6	$26	$—	$252	$—	$940
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$12	$—	$—	$—	$—
Net investment gains (losses)	$(4)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (7)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (8)	Long-term Debt	Long-term Debt of CSEs — FVO
	(In millions)
Year Ended December 31, 2012
Balance at January 1,	$67	$56	$1	$—	$(790)	$—	$(116)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	—	(7)
Net derivative gains (losses)	17	(19)	38	—	629	—	—
OCI	(1)	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	—	—
Sales (3)	—	—	—	—	—	—	—
Issuances (3)	—	—	(3)	—	—	—	—
Settlements (3)	(25)	—	(3)	—	52	—	79
Transfers into Level 3 (4)	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	—	—
Balance at December 31,	$58	$37	$33	$—	$(109)	$—	$(44)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$(7)
Net derivative gains (losses)	$—	$(19)	$36	$—	$636	$—	$—
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

	December 31,
	2014	2013
	(In millions)
Unpaid principal balance	$436	$508
Difference between estimated fair value and unpaid principal balance	(128)	(170)
Carrying value at estimated fair value	$308	$338
Loans in non-accrual status	$125	$—
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In millions)
Contractual principal balance	$115	$123	$26	$42
Difference between estimated fair value and contractual principal balance	2	(1)	(13)	(14)
Carrying value at estimated fair value (1)	$117	$122	$13	$28
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.

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

	At December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$94	$175	$361	$2	$24	$(16)
Other limited partnership interests (2)	$109	$71	$48	$(70)	$(40)	$(30)
Goodwill (3)	$—	$—	$—	$—	$—	$(10)
______________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2014 and 2013 were not significant.

(3)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$48,751	$—	$—	$50,992	$50,992
Policy loans	$8,491	$—	$796	$9,614	$10,410
Real estate joint ventures	$30	$—	$—	$54	$54
Other limited partnership interests	$635	$—	$—	$819	$819
Other invested assets	$2,385	$—	$2,270	$220	$2,490
Premiums, reinsurance and other receivables	$13,845	$—	$94	$14,607	$14,701
Liabilities
PABs	$73,225	$—	$—	$75,481	$75,481
Long-term debt	$1,897	$—	$2,029	$268	$2,297
Other liabilities	$20,139	$—	$609	$20,133	$20,742
Separate account liabilities	$60,840	$—	$60,840	$—	$60,840

	December 31, 2013
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$45,686	$—	$—	$47,369	$47,369
Policy loans	$8,421	$—	$786	$8,767	$9,553
Real estate joint ventures	$47	$—	$—	$70	$70
Other limited partnership interests	$865	$—	$—	$1,013	$1,013
Other invested assets	$2,017	$87	$1,752	$176	$2,015
Premiums, reinsurance and other receivables	$14,210	$—	$15	$14,906	$14,921
Liabilities
PABs	$70,205	$—	$—	$72,236	$72,236
Long-term debt	$2,655	$—	$2,956	$—	$2,956
Other liabilities	$19,601	$—	$310	$19,787	$20,097
Separate account liabilities	$57,935	$—	$57,935	$—	$57,935

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
11. Goodwill
Goodwill, which is included in other assets, is the excess of cost over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The goodwill impairment process requires a comparison of the estimated fair value of a reporting unit to its carrying value. The Company tests goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all of its reporting units and perform a two-step quantitative impairment test. In performing the two-step quantitative impairment test, the Company may use a market multiple valuation approach and a discounted cash flow valuation approach. For reporting units which are particularly sensitive to market assumptions, the Company may use additional valuation methodologies to estimate the reporting units’ fair values.
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
For the 2014 annual goodwill impairment tests, the Company utilized the qualitative assessment for all of its reporting units and determined it was not more than likely that the fair value of any of the reporting units was less than its carrying amount, and, therefore no further testing was needed for these reporting units.
As discussed in Note 2, effective January 1, 2015, the Company implemented certain segment reporting changes, including revising its capital allocation methodology, which were approved by the chief operating decision maker of MetLife, Inc. in the fourth quarter of 2014. As a result, goodwill was re-tested for impairment during the fourth quarter of 2014 using estimated revised carrying amounts of the reporting units. The Company concluded that the fair values of all reporting units were in excess of their carrying value and, therefore, goodwill was not impaired.
Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Balance at January 1, 2012
Goodwill	$37	$68	$2	$4	$111
Accumulated impairment	—	—	—	—	—
Total goodwill, net	37	68	2	4	111
Impairments (1)	(10)	—	—	—	(10)
Balance at December 31, 2012
Goodwill	37	68	2	4	111
Accumulated impairment	(10)	—	—	—	(10)
Total goodwill, net	27	68	2	4	101
Balance at December 31, 2013
Goodwill	37	68	2	4	111
Accumulated impairment	(10)	—	—	—	(10)
Total goodwill, net	27	68	2	4	101
Balance at December 31, 2014
Goodwill	37	68	2	4	111
Accumulated impairment	(10)	—	—	—	(10)
Total goodwill, net	$27	$68	$2	$4	$101
______________

(1)
For the year ended December 31, 2012, a non-cash charge of $10 million, which had no impact on income taxes, was recorded in other expenses for the impairment of the entire goodwill balance for the Retail Annuities reporting unit.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

12. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

	Interest Rates (1)		Maturity	December 31,
	Range	Weighted Average		2014	2013
				(In millions)
Surplus notes - affiliated	3.00% - 7.38%	6.49%	2015 - 2037	$883	$1,100
Surplus notes	7.63% - 7.88%	7.83%	2015 - 2025	701	701
Mortgage loans - affiliated	2.11% - 7.26%	5.21%	2015 - 2020	242	364
Senior notes - affiliated (2)	0.92% - 2.75%	1.97%	2021 - 2022	78	79
Other notes (3)	1.34% - 8.00%	3.34%	2015 - 2027	110	533
Capital lease obligations				—	23
Total long-term debt (4)				2,014	2,800
Total short-term debt				100	175
Total				$2,114	$2,975
______________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2014.

(2)	During 2012, a consolidated VIE issued $80 million of long-term debt to an affiliate. See Note 8.

(3)
At December 31, 2013, the Company consolidated the MetLife Core Property Fund. During 2013, this consolidated VIE issued $373 million of long-term debt. The Company no longer consolidated the fund effective March 31, 2014. See Note 8.

(4)	Excludes $13 million and $28 million of long-term debt relating to CSEs at December 31, 2014 and 2013, respectively. See Note 8.
The aggregate maturities of long-term debt at December 31, 2014 for the next five years and thereafter are $521 million in 2015, $3 million in 2016, $3 million in 2017, $7 million in 2018, $33 million in 2019 and $1.4 billion thereafter.
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
Certain of the Company’s debt instruments, as well as its credit and committed facilities, contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all such covenants at December 31, 2014.
Debt Repayments
In November 2014, a wholly-owned real estate subsidiary of the Company repaid in cash $60 million of its 7.01% mortgage loans issued to MetLife USA due in January 2020. It also repaid in cash $60 million of its 4.67% mortgage loans issued to MetLife USA due in January 2017.
In September 2014, the Company repaid in cash $217 million of surplus notes issued to MetLife Mexico S.A., an affiliate. The redemption was approved by the Superintendent.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

12. Long-term and Short-term Debt (continued)

Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2014	2013
	(In millions)
Commercial paper	$100	$175
Average daily balance	$109	$103
Average days outstanding	69 days	55 days
During the years ended December 31, 2014, 2013 and 2012, the weighted average interest rate on short-term debt was 0.10%, 0.12% and 0.17%, respectively.
Interest Expense
Interest expense related to long-term and short-term debt included in other expenses was $150 million, $150 million and $148 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts include $88 million, $91 million and $89 million of interest expense related to affiliated debt for the years ended December 31, 2014, 2013 and 2012, respectively. Such amounts do not include interest expense on long-term debt related to CSEs. See Note 8.
Credit and Committed Facilities
At December 31, 2014, MetLife Funding, Inc. (“MetLife Funding”) and MetLife, Inc. maintained a $4.0 billion unsecured credit facility and a committed facility aggregating $490 million. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Credit Facilities
Unsecured credit facilities are used for general corporate purposes, to support the borrowers’ commercial paper program and for the issuance of letters of credit. Total fees expensed associated with these credit facilities were $4 million, $3 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was included in other expenses.
Information on the credit facility at December 31, 2014 was as follows:

Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Issued (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	May 2019 (2)	$4,000	$684	$—	$3,316
______________

(1)
MetLife, Inc. and MetLife Funding, a wholly owned subsidiary of Metropolitan Life Insurance Company, are severally liable for their respective obligations under such unsecured credit facility. MetLife Funding is not an applicant under letters of credit outstanding as of December 31, 2014 and is not responsible for any reimbursement obligations under such letters of credit.

(2)
In May 2014, MetLife, Inc. and MetLife Funding entered into a $4.0 billion five-year unsecured credit agreement, which amended and restated both the five-year $3.0 billion and the five-year $1.0 billion unsecured credit agreements in their entireties into a single agreement (the “2014 Five-Year Credit Agreement”). The credit facility made available by the 2014 Five-Year Credit Agreement may be used for general corporate purposes (including in the case of loans, to back up commercial paper and, in the case of letters of credit, to support variable annuity policy and reinsurance reserve requirements). All borrowings under the 2014 Five-Year Credit Agreement must be repaid by May 30, 2019, except that letters of credit outstanding on that date may remain outstanding until no later than May 30, 2020. The Company incurred costs of $3 million related to the 2014 Five-Year Credit Agreement, which were capitalized and included in other assets. These costs are being amortized over the remaining term of the 2014 Five-Year Credit Agreement.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

12. Long-term and Short-term Debt (continued)

Committed Facility
The committed facility is used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees expensed associated with this committed facility were $4 million, $3 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in other expenses. Information on the committed facility at December 31, 2014 was as follows:

Account Party/Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Issued (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. & Missouri Reinsurance, Inc.	June 2016 (2)	$490	$490	$—	$—
______________

(1)	Missouri Reinsurance, Inc., a subsidiary of Metropolitan Life Insurance Company, had outstanding $490 million in letters of credit at December 31, 2014.

(2)	Commencing in December 2015 and extending through March 2016, the capacity will grade down from $490 million to $200 million.

13. Equity
Stock-Based Compensation Plans
Overview
In accordance with a service agreement with an affiliate, the Company was allocated a proportionate share of stock-based compensation expenses. The stock-based compensation expenses recognized by the Company are related to awards under MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), payable in shares of MetLife, Inc. common stock (“Shares”), or options to purchase MetLife, Inc. common stock. The Company does not issue any awards payable in its common stock or options to purchase its common stock.
Description of Plan — General Terms
Under the 2005 Stock Plan, awards granted to employees and agents may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards and Stock-Based Awards (each as defined in the 2005 Stock Plan with reference to Shares).
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
The expense related to stock-based compensation included in other expenses was $100 million, $122 million and $127 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Statutory Equity and Income
Each U.S. insurance company’s state of domicile imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”). Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action RBC”). The RBC ratios for Metropolitan Life Insurance Company and each of its insurance subsidiaries were in excess of 350% for all periods presented.
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
The Department of Financial Services issues an annual “Special Considerations” circular letter to New York licensed insurers requiring tests to be performed as part of insurers’ year-end asset adequacy testing. The Department of Financial Services issued its 2014 Special Considerations letter on October 10, 2014, which was substantially similar to the 2013 letter. The letter mandates the use of certain assumptions in asset adequacy testing. In 2013, MLIC established a three-year grade-in schedule for the amount of LTC reserves required as a result of the new assumptions. In 2014, MLIC established an additional schedule, reflecting current economic conditions, liabilities and assets. The following table summarizes the two schedules of strengthening:

	2013 Schedule	2014 Schedule	Combined Schedule
	(In millions)
2013 Strengthening	$300	N/A	$300
2014 Strengthening	$200	$100	$300
2015 Strengthening (1)	$100	$100	$200
2016 Strengthening (1)	N/A	$100	$100
______________

(1)	The actual 2015 and 2016 amounts may differ from those originally estimated in 2013 and 2014 due to changes in economic conditions, regulations, or policyholder behavior.
The tables below present amounts from Metropolitan Life Insurance Company and its insurance subsidiaries, which are derived from the most recent statutory–basis financial statements as filed with the insurance regulators.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2014	2013	2012
		(In millions)
Metropolitan Life Insurance Company	New York	$1,487	$369	$1,320
New England Life Insurance Company	Massachusetts	$303	$103	$79
General American Life Insurance Company	Missouri	$129	$60	$19

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Statutory capital and surplus was as follows at:

	December 31,
Company	2014	2013
	(In millions)
Metropolitan Life Insurance Company	$12,008	$12,428
New England Life Insurance Company	$675	$571
General American Life Insurance Company	$867	$818
Dividend Restrictions
The table below sets forth dividends permitted to be paid by Metropolitan Life Insurance Company to MetLife, Inc. without insurance regulatory approval and dividends paid:

	2015	2014	2013
Company	Permitted Without Approval	Paid (1)	Paid (1)
	(In millions)
Metropolitan Life Insurance Company	$1,200	$821 (2)	$1,428
______________

(1)	Includes all amounts paid, including those requiring regulatory approval.

(2)	During December 2014, Metropolitan Life Insurance Company distributed shares of an affiliate to MetLife, Inc. as an in-kind dividend of $113 million, as calculated on a statutory basis.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

The table below sets forth the dividends permitted to be paid by Metropolitan Life Insurance Company’s insurance subsidiaries without regulatory approval and dividends paid:

	2015	2014	2013
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
New England Life Insurance Company	$199	$227 (3)	$77
General American Life Insurance Company	$88	$—	$—
______________

(1)
Reflects dividend amounts that may be paid during 2015 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over a rolling 12-month period, if paid before a specified date during 2015, some or all of such dividends may require regulatory approval.

(2)	Includes all amounts paid, including those requiring regulatory approval.

(3)
During December 2014, New England Life Insurance Company (“NELICO”) distributed shares of an affiliate to Metropolitan Life Insurance Company as an extraordinary in-kind dividend of $113 million, as calculated on a statutory basis. Also during December 2014, NELICO paid an extraordinary cash dividend to Metropolitan Life Insurance Company in the amount of $114 million.

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
Under Missouri State Insurance Law, GALIC is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend to Metropolitan Life Insurance Company as long as the amount of such dividend when aggregated with all other dividends in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding net realized capital gains). GALIC will be permitted to pay a dividend to Metropolitan Life Insurance Company in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Missouri Director of Insurance (the “Missouri Director”) and the Missouri Director either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, unassigned funds (surplus) as of the last filed annual statutory statement requires insurance regulatory approval. Under Missouri State Insurance Law, the Missouri Director has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
For the years ended December 31, 2014 and 2013, Metropolitan Life Insurance Company received dividends from non-insurance subsidiaries of $95 million and $45 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, net of income tax, was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2011	$4,028	$840	$37	$(1,851)	$3,054
OCI before reclassifications	2,406	(243)	(30)	(618)	1,515
Deferred income tax benefit (expense)	(843)	87	11	217	(528)
OCI before reclassifications, net of income tax	5,591	684	18	(2,252)	4,041
Amounts reclassified from AOCI	96	2	—	(148)	(50)
Deferred income tax benefit (expense)	(33)	(1)	—	51	17
Amounts reclassified from AOCI, net of income tax	63	1	—	(97)	(33)
Balance at December 31, 2012	5,654	685	18	(2,349)	4,008
OCI before reclassifications	(3,321)	(677)	22	1,396	(2,580)
Deferred income tax benefit (expense)	1,145	237	(9)	(490)	883
OCI before reclassifications, net of income tax	3,478	245	31	(1,443)	2,311
Amounts reclassified from AOCI	(16)	(14)	—	(205)	(235)
Deferred income tax benefit (expense)	6	5	—	71	82
Amounts reclassified from AOCI, net of income tax	(10)	(9)	—	(134)	(153)
Balance at December 31, 2013	3,468	236	31	(1,577)	2,158
OCI before reclassifications	4,095	606	(44)	(1,181)	3,476
Deferred income tax benefit (expense)	(1,409)	(212)	10	406	(1,205)
OCI before reclassifications, net of income tax	6,154	630	(3)	(2,352)	4,429
Amounts reclassified from AOCI	70	682	—	180	932
Deferred income tax benefit (expense)	(24)	(239)	—	(64)	(327)
Amounts reclassified from AOCI, net of income tax	46	443	—	116	605
Balance at December 31, 2014	$6,200	$1,073	$(3)	$(2,236)	$5,034
__________________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

13. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI, was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(103)	$(9)	$(136)	Net investment gains (losses)
Net unrealized investment gains (losses)	40	53	56	Net investment income
Net unrealized investment gains (losses)	(7)	(28)	(16)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(70)	16	(96)
Income tax (expense) benefit	24	(6)	33
Net unrealized investment gains (losses), net of income tax	$(46)	$10	$(63)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$41	$20	$3	Net derivative gains (losses)
Interest rate swaps	9	8	4	Net investment income
Interest rate forwards	(8)	1	—	Net derivative gains (losses)
Interest rate forwards	2	2	2	Net investment income
Foreign currency swaps	(725)	(15)	(7)	Net derivative gains (losses)
Foreign currency swaps	(2)	(3)	(5)	Net investment income
Credit forwards	1	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(682)	14	(2)
Income tax (expense) benefit	239	(5)	1
Gains (losses) on cash flow hedges, net of income tax	$(443)	$9	$(1)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(180)	$274	$246
Amortization of prior service (costs) credit	—	(69)	(98)
Amortization of defined benefit plan items, before income tax	(180)	205	148
Income tax (expense) benefit	64	(71)	(51)
Amortization of defined benefit plan items, net of income tax	$(116)	$134	$97
Total reclassifications, net of income tax	$(605)	$153	$33
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 15.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

14. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Compensation	$2,257	$2,392	$2,426
Pension, postretirement and postemployment benefit costs	322	364	285
Commissions	828	781	769
Volume-related costs	70	253	241
Affiliated interest costs on ceded and assumed reinsurance	1,009	1,033	1,209
Capitalization of DAC	(424)	(562)	(632)
Amortization of DAC and VOBA	695	261	991
Interest expense on debt	151	153	152
Premium taxes, licenses and fees	328	263	294
Professional services	1,013	989	946
Rent and related expenses, net of sublease income	128	143	123
Other	(306)	(82)	(410)
Total other expenses	$6,071	$5,988	$6,394
Capitalization of DAC and Amortization of DAC and VOBA
See Note 5 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 7 for a description of the DAC amortization impact associated with the closed block.
Interest Expense on Debt
Interest expense on debt includes interest expense (see Note 12) and interest expense related to CSEs. See Note 8.
Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Notes 6, 12 and 19 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

14. Other Expenses (continued)

Restructuring Charges
MetLife, Inc. commenced an enterprise-wide strategic initiative in 2012. This global strategy focuses on leveraging MetLife, Inc. and its subsidiaries’ scale to improve the value they provide to customers and shareholders in order to reduce costs, enhance revenues, achieve efficiencies and reinvest in their technology, platforms and functionality to improve their current operations and develop new capabilities.
These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Information regarding restructuring charges was as follows:

	Years Ended December 31,
	2014			2013			2012
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance at January 1,	$39	$6	$45	$22	$—	$22	$—	$—	$—
Restructuring charges	66	8	74	87	16	103	101	18	119
Cash payments	(74)	(8)	(82)	(70)	(10)	(80)	(79)	(18)	(97)
Balance at December 31,	$31	$6	$37	$39	$6	$45	$22	$—	$22
Total restructuring charges incurred since inception of initiative	$254	$42	$296	$188	$34	$222	$101	$18	$119
Management anticipates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2016. However, such restructuring plans were not sufficiently developed to enable management to make an estimate of such restructuring charges at December 31, 2014.
15. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
The Company sponsors and administers various U.S. qualified and non-qualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits based upon years of credited service and final average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. At December 31, 2014, the majority of active participants were accruing benefits under the cash balance formula; however, 89% of the Company’s obligations result from benefits calculated with the traditional formula. The non-qualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. Participating affiliates are allocated a proportionate share of net expense related to the plans, as well as contributions made to the plans.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

Obligations and Funded Status

	December 31,
	2014		2013
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations
Benefit obligations at January 1,	$8,130	$1,861	$8,937	$2,402
Service costs	183	14	214	20
Interest costs	413	92	367	92
Plan participants’ contributions	—	30	—	30
Net actuarial (gains) losses	1,461	264	(967)	(550)
Settlements and curtailments	(13)	(6)	—	—
Change in benefits and other	574	(16)	26	—
Benefits paid	(486)	(109)	(447)	(133)
Foreign exchange impact	—	(1)	—	—
Benefit obligations at December 31,	10,262	2,129	8,130	1,861
Change in plan assets
Fair value of plan assets at January 1,	7,305	1,352	7,390	1,320
Actual return on plan assets	1,018	112	(20)	57
Change in benefits and other	523	—	28	—
Plan participants’ contributions	—	30	—	30
Employer contributions	390	41	354	78
Benefits paid	(486)	(109)	(447)	(133)
Fair value of plan assets at December 31,	8,750	1,426	7,305	1,352
Over (under) funded status at December 31,	$(1,512)	$(703)	$(825)	$(509)
Amounts recognized in the consolidated balance sheets
Other assets	$—	$—	$213	$—
Other liabilities	(1,512)	(703)	(1,038)	(509)
Net amount recognized	$(1,512)	$(703)	$(825)	$(509)
AOCI
Net actuarial (gains) losses	$3,034	$420	$2,207	$209
Prior service costs (credit)	(2)	(10)	17	1
AOCI, before income tax	$3,032	$410	$2,224	$210
Accumulated benefit obligation	$9,729	N/A	$7,689	N/A
_____________

(1)	Includes non-qualified unfunded plans, for which the aggregate PBO was $1.3 billion and $1.0 billion at December 31, 2014 and 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

The aggregate pension accumulated benefit obligation and aggregate fair value of plan assets for pension benefit plans with accumulated benefit obligations in excess of plan assets was as follows at:

	December 31,
	2014	2013
	(In millions)
Projected benefit obligations	$1,981	$1,037
Accumulated benefit obligations	$1,789	$927
Fair value of plan assets	$676	$—
Information for pension and other postretirement benefit plans with a PBO in excess of plan assets were as follows at:

	December 31,
	2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Projected benefit obligations	$10,241	$2,129	$1,170	$1,863
Fair value of plan assets	$8,719	$1,426	$133	$1,353
Net Periodic Benefit Costs
Net periodic benefit costs are determined using management estimates and actuarial assumptions to derive service costs, interest costs and expected return on plan assets for a particular year. Net periodic benefit costs also includes the applicable amortization of net actuarial (gains) losses and amortization of any prior service costs (credit).
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

•
Settlement and Curtailment Costs — The aggregate amount of net (gains) losses recognized in net periodic benefit costs is due to settlements and curtailments. Settlements result from actions that relieve/eliminate the plan’s responsibility for benefit obligations or risks associated with the obligations or assets used for the settlement. Curtailments result from an event that significantly reduces/eliminates plan participants’ expected years of future services or benefit accruals.

•	Expected Return on Plan Assets — Expected return on plan assets is the assumed return earned by the accumulated pension and other postretirement fund assets in a particular year.

•
Amortization of Net Actuarial (Gains) Losses — Actuarial gains and losses result from differences between the actual experience and the expected experience on pension and other postretirement plan assets or projected (expected) PBO during a particular period. These gains and losses are accumulated and, to the extent they exceed 10% of the greater of the PBO or the fair value of plan assets, the excess is amortized into pension and other postretirement benefit costs over the expected service years of the employees.

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

The Company’s proportionate share of components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2014		2013		2012
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs
Service costs	$200	$14	$214	$17	$195	$31
Interest costs	437	92	366	85	383	97
Settlement and curtailment costs	14	2	—	—	—	—
Expected return on plan assets	(475)	(75)	(453)	(74)	(456)	(76)
Amortization of net actuarial (gains) losses	169	11	219	51	188	53
Amortization of prior service costs (credit)	1	(1)	6	(69)	6	(97)
Allocated to affiliates	(54)	(11)	(12)	—	(12)	(1)
Total net periodic benefit costs (credit)	292	32	340	10	304	7
Other changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gains) losses	996	222	(492)	(532)	705	232
Prior service costs (credit)	(18)	(12)	—	—	—	—
Amortization of net actuarial (gains) losses	(169)	(11)	(219)	(55)	(189)	(57)
Amortization of prior service (costs) credit	(1)	1	(6)	75	(6)	104
Total recognized in OCI	808	200	(717)	(512)	510	279
Total recognized in net periodic benefit costs and OCI	$1,100	$232	$(377)	$(502)	$814	$286
The estimated net actuarial (gains) losses and prior service costs (credit) for the pension plans and the defined benefit other postretirement benefit plans that will be amortized from AOCI into net periodic benefit costs over the next year are $200 million and ($1) million, and $31 million and ($4) million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

Assumptions
Assumptions used in determining benefit obligations were as follows at:

	December 31,
	2014				2013
	Pension Benefits			Other Postretirement Benefits	Pension Benefits			Other Postretirement Benefits
Weighted average discount rate	4.10%			4.10%	5.15%			5.15%
Rate of compensation increase	2.25%	-	8.50%	N/A	3.50%	-	7.50%	N/A
Assumptions used in determining net periodic benefit costs were as follows:

	Years Ended December 31,
	2014				2013				2012
	Pension Benefits			Other Postretirement Benefits	Pension Benefits			Other Postretirement Benefits	Pension Benefits			Other Postretirement Benefits
Weighted average discount rate	5.15%			5.15%	4.20%			4.20%	4.95%			4.95%
Weighted average expected rate of return on plan assets	6.25%			5.70%	6.24%			5.76%	7.00%			6.26%
Rate of compensation increase	3.50%	-	7.50%	N/A	3.50%	-	7.50%	N/A	3.50%	-	7.50%	N/A
The weighted average discount rate is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high quality debt instruments available on the valuation date, which would provide the necessary future cash flows to pay the aggregate PBO when due.
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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2015 is currently anticipated to be 6.24% for pension benefits and 5.65% for other postretirement benefits.
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2014	2013
Pre-and Post-Medicare eligible claims	6.4% for 2015, gradually decreasing each year for Pre-Medicare until 2094 reaching the ultimate rate of 4.4% and for Post-Medicare until 2089 reaching the ultimate rate of 4.7%	6.4% in 2014, gradually decreasing each year until 2094 reaching the ultimate rate of 4.4% for Pre-Medicare and 4.6% for Post-Medicare.
Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects as of December 31, 2014:

	One Percent Increase	One Percent Decrease
	(In millions)
Effect on total of service and interest costs components	$14	$(11)
Effect of accumulated postretirement benefit obligations	$302	$(245)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

As of December 31, 2014, the improved mortality rate assumption used for all U.S. pension and postretirement benefit plans is the RP-2000 healthy mortality table projected generationally using 175% of Scale AA. The mortality rate assumption was revised based upon the results of a comprehensive study of MetLife’s demographic experience and reflects the current best estimate of expected mortality rates for MetLife’s participant population. Prior to December 31, 2014, the mortality rate assumption used to value the benefit obligations and net periodic benefit cost for these plans was the RP-2000 healthy mortality table projected generationally using 100% of Scale AA.
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

The Company provides employees with benefits under various Employee Retirement Income Security Act of 1974 (“ERISA”) benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of the Company’s qualified pension plans are held in an insurance group annuity contract, and the vast majority of the assets of the postretirement medical plan and backing the retiree life coverage are held in a trust which largely utilizes insurance contracts to hold the assets. All of these contracts are issued by the Company’s insurance affiliates, and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity and equity securities, derivatives, real estate, private equity investments and hedge fund investments.
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
The table below summarizes the actual weighted average allocation of the fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2014 for the Invested Plans:

	December 31,
	2014						2013
	Pension		Postretirement Medical		Postretirement Life		Pension	Postretirement Medical	Postretirement Life
	Target	Actual Allocation	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities (1)	75%	69%	70%	71%	—%	—%	64%	66%	—%
Equity securities (2)	12%	15%	30%	27%	—%	—%	23%	33%	—%
Alternative securities (3)	13%	16%	—%	2%	100%	100%	13%	1%	100%
Total assets		100%		100%		100%	100%	100%	100%
______________

(1)
Fixed maturity securities include ABS, collateralized mortgage obligations, corporate, federal agency, foreign bonds, mortgage-backed securities, municipals, preferred stocks, U.S. government bonds and exchange traded funds. Certain prior year amounts have been reclassified from equity securities into fixed maturity securities to conform to the current year presentation.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

The pension and postretirement plan assets measured at estimated fair value on a recurring basis were determined as described in “— Plan Assets.” These estimated fair values and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2014
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$2,638	$80	$2,718	$42	$244	$3	$289
U.S. government bonds	1,605	223	—	1,828	169	12	—	181
Foreign bonds	—	718	17	735	—	68	—	68
Federal agencies	—	254	—	254	—	35	—	35
Municipals	—	270	—	270	—	74	—	74
Other (1)	—	188	8	196	—	63	—	63
Total fixed maturity securities	1,605	4,291	105	6,001	211	496	3	710
Equity securities:
Common stock - domestic	951	—	—	951	188	—	—	188
Common stock - foreign	394	—	—	394	80	—	—	80
Total equity securities	1,345	—	—	1,345	268	—	—	268
Other investments	—	24	743	767	—	—	—	—
Short-term investments	189	273	—	462	14	433	—	447
Money market securities	29	56	—	85	—	—	—	—
Derivative assets	11	7	72	90	—	1	—	1
Total assets	$3,179	$4,651	$920	$8,750	$493	$930	$3	$1,426

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

	December 31, 2013
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$1,948	$55	$2,003	$77	$170	$1	$248
U.S. government bonds	868	156	—	1,024	135	5	—	140
Foreign bonds	—	675	10	685	—	63	—	63
Federal agencies	—	274	—	274	—	33	—	33
Municipals	—	206	—	206	55	15	—	70
Other (1)	—	460	19	479	—	54	—	54
Total fixed maturity securities	868	3,719	84	4,671	267	340	1	608
Equity securities:
Common stock - domestic	1,064	21	139	1,224	196	—	—	196
Common stock - foreign	432	—	—	432	102	—	—	102
Total equity securities	1,496	21	139	1,656	298	—	—	298
Other investments	—	—	563	563	—	—	—	—
Short-term investments	49	290	—	339	—	439	—	439
Money market securities	1	12	—	13	4	—	—	4
Derivative assets	16	14	33	63	—	3	—	3
Total assets	$2,430	$4,056	$819	$7,305	$569	$782	$1	$1,352
______________

(1)	Other primarily includes mortgage-backed securities, collateralized mortgage obligations and ABS.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits						Other Postretirement Benefits
	Fixed Maturity Securities			Equity Securities			Fixed Maturity Securities
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2014
Balance at January 1,	$55	$10	$19	$139	$563	$33	$1	$—	$—	$—
Realized gains (losses)	3	—	—	—	(13)	(16)	—	—	—	—
Unrealized gains (losses)	—	—	—	—	114	19	1	—	—	—
Purchases, sales, issuances and settlements, net	11	5	(2)	—	(104)	34	1	—	—	—
Transfers into and/or out of Level 3	11	2	(9)	(139)	183	2	—	—	—	—
Balance at December 31,	$80	$17	$8	$—	$743	$72	$3	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits						Other Postretirement Benefits
	Fixed Maturity Securities			Equity Securities			Fixed Maturity Securities
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2013
Balance at January 1,	$18	$7	$7	$129	$419	$1	$4	$1	$3	$—
Realized gains (losses)	—	—	—	(1)	—	(2)	—	—	(3)	—
Unrealized gains (losses)	(2)	1	—	9	56	(17)	—	—	4	—
Purchases, sales, issuances and settlements, net	17	(3)	11	2	(58)	51	(3)	(1)	(4)	—
Transfers into and/or out of Level 3	22	5	1	—	146	—	—	—	—	—
Balance at December 31,	$55	$10	$19	$139	$563	$33	$1	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits						Other Postretirement Benefits
	Fixed Maturity Securities			Equity Securities			Fixed Maturity Securities
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets	Corporate	Municipals	Other (1)	Derivative Assets
	(In millions)
Year Ended December 31, 2012
Balance at January 1,	$30	$5	$2	$194	$501	$4	$4	$1	$5	$1
Realized gains (losses)	—	—	—	(25)	52	4	—	—	(2)	2
Unrealized gains (losses)	(1)	8	1	9	(38)	(6)	—	—	2	(2)
Purchases, sales, issuances and settlements, net	(11)	(6)	4	(49)	(96)	(1)	—	—	(2)	(1)
Transfers into and/or out of Level 3	—	—	—	—	—	—	—	—	—	—
Balance at December 31,	$18	$7	$7	$129	$419	$1	$4	$1	$3	$—
______________

(1)	Other includes ABS and collateralized mortgage obligations.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)
15. Employee Benefit Plans (continued)

Expected Future Contributions and Benefit Payments
It is the Company’s practice to make contributions to the qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are required for 2015. The Company expects to make discretionary contributions to the qualified pension plan of $300 million in 2015. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the non-qualified pension plans are primarily funded from the Company’s general assets as they become due under the provision of the plans, therefore benefit payments equal employer contributions. The Company expects to make contributions of $70 million to fund the benefit payments in 2015.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the Company; or (iii) both. Current regulations do not require funding for these benefits. The Company uses its general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the Company may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The Company expects to make contributions of $50 million towards benefit obligations in 2015 to pay postretirement medical claims.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2015	$490	$81
2016	$507	$82
2017	$531	$85
2018	$544	$88
2019	$565	$92
2020-2024	$3,134	$522
Additional Information
As previously discussed, most of the assets of the pension benefit plan are held in a group annuity contract issued by the Company while some of the assets of the postretirement benefit plans are held in a trust which largely utilizes life insurance contracts issued by the Company to hold such assets. Total revenues from these contracts recognized in the consolidated statements of operations were $50 million, $49 million and $54 million for the years ended December 31, 2014, 2013 and 2012, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was $1.2 billion, $20 million and $867 million for the years ended December 31, 2014, 2013 and 2012, respectively. The terms of these contracts are consistent in all material respects with those the Company offers to unaffiliated parties that are similarly situated.
Defined Contribution Plans
The Company sponsors defined contribution plans for substantially all Company employees under which a portion of employee contributions are matched. The Company contributed $68 million, $84 million and $83 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

16. Income Tax
The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Current:
Federal	$901	$789	$675
State and local	3	2	2
Foreign	74	176	176
Subtotal	978	967	853
Deferred:
Federal	538	(411)	346
Foreign	16	125	(144)
Subtotal	554	(286)	202
Provision for income tax expense (benefit)	$1,532	$681	$1,055

The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Income (loss) from continuing operations:
Domestic	$5,335	$2,540	$3,153
Foreign	56	282	545
Total	$5,391	$2,822	$3,698
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Tax provision at U.S. statutory rate	$1,887	$988	$1,294
Tax effect of:
Dividend received deduction	(82)	(66)	(75)
Tax-exempt income	(40)	(42)	(43)
Prior year tax	11	29	10
Low income housing tax credits	(205)	(190)	(142)
Other tax credits	(66)	(44)	(18)
Foreign tax rate differential	—	2	3
Change in valuation allowance	—	(4)	13
Other, net	27	8	13
Provision for income tax expense (benefit)	$1,532	$681	$1,055

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

16. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2014	2013
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,577	$1,823
Net operating loss carryforwards	29	64
Employee benefits	1,015	649
Capital loss carryforwards	—	14
Tax credit carryforwards	979	909
Litigation-related and government mandated	259	223
Other	309	349
Total gross deferred income tax assets	4,168	4,031
Less: Valuation allowance	22	72
Total net deferred income tax assets	4,146	3,959
Deferred income tax liabilities:
Investments, including derivatives	2,402	2,021
Intangibles	72	77
DAC	1,568	1,600
Net unrealized investment gains	3,903	2,019
Other	36	27
Total deferred income tax liabilities	7,981	5,744
Net deferred income tax asset (liability)	$(3,835)	$(1,785)
See Note 1 for information regarding new guidance adopted by the Company related to the presentation of an unrecognized tax benefit.
The Company has recorded a $50 million reduction of valuation allowance as a balance sheet reclassification with other deferred tax assets. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain state net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.
The following table sets forth the domestic and state net operating loss carryforwards for tax purposes at December 31, 2014.

	Net Operating Loss Carryforwards
	Domestic	State
	(In millions)
Expiration
2015-2019	$—	$32
2020-2024	—	44
2025-2029	—	53
2030-2034	21	8
Indefinite	—	—
	$21	$137

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

16. Income Tax (continued)

The following table sets forth the general business credits, foreign tax credits, and other tax credit carryforwards for tax purposes at December 31, 2014.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits	Other
	(In millions)
Expiration
2015-2019	$—	$—	$—
2020-2024	—	301	—
2025-2029	4	—	—
2030-2034	832	—	—
Indefinite	—	—	32
	$836	$301	$32
The Company participates in a tax sharing agreement with MetLife, Inc. as described in Note 1. Pursuant to this tax sharing agreement, the amounts due to (from) affiliates included ($24) million, $157 million and ($14) million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2007, except for 2000 through 2006 where the IRS disallowance relates predominantly to certain tax credits claimed and the Company continues to protest.
During June 2014, the IRS concluded its audit of the Company’s tax returns for the years 2003 through 2006 and issued a Revenue Agent’s report. The Company agreed with certain tax adjustments and filed a protest in July 2014 for other tax adjustments. Management believes it has established adequate tax liabilities and final resolution of the audit for the years 2003 through 2006 is not expected to have a material impact on the Company’s financial statements.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Balance at January 1,	$532	$532	$525
Additions for tax positions of prior years	27	50	27
Reductions for tax positions of prior years	(13)	(4)	(5)
Additions for tax positions of current year	3	3	—
Settlements with tax authorities	(3)	(49)	(15)
Balance at December 31,	$546	$532	$532
Unrecognized tax benefits that, if recognized would impact the effective rate	$497	$491	$466
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

16. Income Tax (continued)

Interest was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Interest recognized in the consolidated statements of operations	$37	$17	$8

		December 31,
		2014	2013
		(In millions)
Interest included in other liabilities in the consolidated balance sheets		$265	$228
The Company had no penalties for the years ended December 31, 2014, 2013 and 2012.
The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2014 and 2013, the Company recognized an income tax benefit of $92 million and $53 million, respectively, related to the separate account DRD. The 2014 benefit included a benefit of $16 million related to a true-up of the 2013 tax return. The 2013 benefit included an expense of $7 million related to a true-up of the 2012 tax return.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2014. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2014, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $390 million.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2014	2013	2012
	(In millions, except number of claims)
Asbestos personal injury claims at year end	68,460	67,983	65,812
Number of new claims during the year	4,636	5,898	5,303
Settlement payments during the year (1)	$46.0	$37.0	$36.4
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through December 31, 2014. The frequency and severity of claims relating to asbestos have increased, and Metropolitan Life Insurance Company has reflected this in its provisions. Accordingly, Metropolitan Life Insurance Company increased its recorded liability for asbestos related claims to $690 million at December 31, 2014.
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
Sales Practices Regulatory Matters.
Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company, NELICO and GALIC. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

Unclaimed Property Litigation
On September 20, 2012, the West Virginia Treasurer filed an action against Metropolitan Life Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that Metropolitan Life Insurance Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 21, 2012 and January 9, 2013, the Treasurer filed substantially identical suits against NELICO and GALIC, respectively. On December 30, 2013, the court granted defendants’ motions to dismiss all of the West Virginia Treasurer’s actions. The Treasurer has appealed the dismissal order.
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
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
This putative class action lawsuit alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the putative class. Metropolitan Life Insurance Company moved to dismiss the complaint and intends to defend this action vigorously.
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that Metropolitan Life Insurance Company, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On August 8, 2014, the court denied the parties’ motion for summary judgment. The court has not yet set a new trial date.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013); Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla. 2013); and Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed these lawsuits against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227 (“TCPA”). The C-Mart and Cadenasso cases were voluntarily dismissed. In the Fauley case, the Illinois court certified a nationwide settlement class and approved a settlement under which Metropolitan Life Insurance Company has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and the date of the preliminary approval in August 2014.
Robainas v. Metropolitan Life Ins. Co. and MetLife, Inc. (S.D.N.Y., December 16, 2014); International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Insurance Co. (E.D.N.Y., February 2, 2015)
Plaintiffs filed these putative class action lawsuits on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by Metropolitan Life Insurance Company from 2009 through 2014 (the “Policies”). The complaints allege that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. MetLife intends to defend these actions vigorously.
Sales Practices Claims
Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2014	2013
	(In millions)
Other Assets:
Premium tax offset for future undiscounted assessments	$34	$46
Premium tax offsets currently available for paid assessments	65	54
	$99	$100
Other Liabilities:
Insolvency assessments	$50	$67
Commitments
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space, information technology, aircrafts and other equipment. Future minimum gross rental payments relating to these lease arrangements are as follows:

Amount
(In millions)
2015	$223
2016	190
2017	147
2018	133
2019	110
Thereafter	701
Total	$1,504
Total minimum rentals to be received in the future under non-cancelable subleases were $108 million as of December 31, 2014.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

17. Contingencies, Commitments and Guarantees (continued)

Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.9 billion and $3.1 billion at December 31, 2014 and 2013, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $3.6 billion and $3.4 billion at December 31, 2014 and 2013, respectively.

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.1 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $3 million at both December 31, 2014 and 2013, for indemnities, guarantees and commitments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (Continued)

18. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2014 and 2013 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions)
2014
Total revenues	$9,037	$9,252	$9,857	$10,585
Total expenses	$7,889	$8,210	$8,017	$9,224
Income (loss) from continuing operations, net of income tax	$828	$749	$1,303	$979
Income (loss) from discontinued operations, net of income tax	$(3)	$—	$—	$—
Net income (loss)	$825	$749	$1,303	$979
Less: Net income (loss) attributable to noncontrolling interests	$1	$—	$(7)	$1
Net income (loss) attributable to Metropolitan Life Insurance Company	$824	$749	$1,310	$978
2013
Total revenues	$8,766	$8,632	$8,018	$9,884
Total expenses	$7,843	$7,771	$7,758	$9,106
Income (loss) from continuing operations, net of income tax	$673	$646	$242	$580
Income (loss) from discontinued operations, net of income tax	$—	$—	$—	$1
Net income (loss)	$673	$646	$242	$581
Less: Net income (loss) attributable to noncontrolling interests	$(1)	$3	$(5)	$(4)
Net income (loss) attributable to Metropolitan Life Insurance Company	$674	$643	$247	$585

19. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $2.1 billion, $2.4 billion and $2.6 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $129 million, $127 million and $108 million for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $177 million, $142 million and $113 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $1.8 billion, $1.4 billion and $1.6 billion for the years ended December 31, 2014, 2013 and 2012, respectively, and were reimbursed to the Company by these affiliates.

The Company had net payables to affiliates, related to the items discussed above, of $169 million and $327 million at December 31, 2014 and 2013, respectively.
See Notes 6, 8, 9 and 12 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2014
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Treasury and agency securities	$34,391	$39,070	$39,070
Public utilities	14,945	16,861	16,861
State and political subdivision securities	5,329	6,520	6,520
Foreign government securities	3,153	3,844	3,844
All other corporate bonds	71,950	77,200	77,200
Total bonds	129,768	143,495	143,495
Mortgage-backed and asset-backed securities	42,804	44,302	44,302
Redeemable preferred stock	1,032	1,114	1,114
Total fixed maturity securities	173,604	188,911	188,911
Trading and fair value option securities	720	705	705
Equity securities:
Common stock:
Industrial, miscellaneous and all other	1,236	1,352	1,352
Non-redeemable preferred stock	690	713	713
Total equity securities	1,926	2,065	2,065
Mortgage loans held-for-investment	49,059		49,059
Policy loans	8,491		8,491
Real estate and real estate joint ventures	7,595		7,595
Real estate acquired in satisfaction of debt	279		279
Other limited partnership interests	4,926		4,926
Short-term investments	4,474		4,474
Other invested assets	14,209		14,209
Total investments	$265,283		$280,714
______________

(1)
The Company’s trading and fair value option securities portfolio is mainly comprised of fixed maturity and equity securities, including mutual funds and, to a lesser extent, short-term investments and cash and cash equivalents. Cost or amortized cost for fixed maturity securities and mortgage loans held-for-investment represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2014, 2013 and 2012
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2014
Retail	$5,544	$64,965	$30,058	$615	$35	$527
Group, Voluntary & Worksite Benefits	324	20,500	8,305	—	321	—
Corporate Benefit Funding	106	40,414	57,539	—	—	41
Corporate & Other	1	518	—	—	—	—
Total	$5,975	$126,397	$95,902	$615	$356	$568
2013
Retail	$5,990	$62,912	$30,434	$601	$36	$507
Group, Voluntary & Worksite Benefits	333	19,460	8,575	—	236	—
Corporate Benefit Funding	93	36,452	53,489	—	—	31
Corporate & Other	—	581	—	—	1	—
Total	$6,416	$119,405	$92,498	$601	$273	$538
2012
Retail	$5,407	$64,757	$31,393	$610	$36	$539
Group, Voluntary & Worksite Benefits	337	19,599	8,918	—	248	—
Corporate Benefit Funding	88	38,645	54,406	—	—	38
Corporate & Other	—	476	(1)	—	—	—
Total	$5,832	$123,477	$94,716	$610	$284	$577
______________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (Continued)
December 31, 2014, 2013 and 2012

(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (1)
2014
Retail	$5,640	$5,101	$6,170	$652	$2,666
Group, Voluntary & Worksite Benefits	15,097	1,616	13,977	26	2,121
Corporate Benefit Funding	2,985	4,895	5,805	17	472
Corporate & Other	128	281	77	—	1,357
Total	$23,850	$11,893	$26,029	$695	$6,616
2013
Retail	$5,456	$5,067	$6,059	$217	$2,971
Group, Voluntary & Worksite Benefits	14,420	1,618	13,346	25	1,970
Corporate Benefit Funding	2,886	4,680	5,813	19	474
Corporate & Other	76	420	67	—	1,517
Total	$22,838	$11,785	$25,285	$261	$6,932
2012
Retail	$5,379	$5,113	$6,121	$948	$3,067
Group, Voluntary & Worksite Benefits	13,937	1,540	12,747	29	1,878
Corporate Benefit Funding	2,802	4,636	5,792	12	421
Corporate & Other	1	563	(1)	2	1,332
Total	$22,119	$11,852	$24,659	$991	$6,698
______________

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2014, 2013 and 2012
(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2014
Life insurance in-force	$2,935,363	$372,886	$830,980	$3,393,457	24.5%
Insurance premium
Life insurance (1)	$14,135	$1,159	$1,630	$14,606	11.2%
Accident and health insurance	6,828	93	43	6,778	0.6%
Total insurance premium	$20,963	$1,252	$1,673	$21,384	7.8%
2013
Life insurance in-force	$2,940,853	$401,576	$844,946	$3,384,223	25.0%
Insurance premium
Life insurance (1)	$13,820	$1,187	$1,423	$14,056	10.1%
Accident and health insurance	6,470	97	46	6,419	0.7%
Total insurance premium	$20,290	$1,284	$1,469	$20,475	7.2%
2012
Life insurance in-force	$2,914,815	$417,026	$785,391	$3,283,180	23.9%
Insurance premium
Life insurance (1)	$18,982	$756	$794	$19,020	4.2%
Accident and health insurance	839	535	556	860	64.7%
Total insurance premium	$19,821	$1,291	$1,350	$19,880	6.8%
______________

(1)	Includes annuities.
For the year ended December 31, 2014, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $23.9 billion and $277.9 billion, respectively, and life insurance premiums of $36 million and $681 million, respectively. For the year ended December 31, 2013, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $26.1 billion and $259.6 billion, respectively, and life insurance premiums of $45 million and $451 million, respectively. For the year ended December 31, 2012, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $27.4 billion and $230.6 billion, respectively, and life insurance premiums of $54 million and $319 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Metropolitan Life Insurance Company and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with GAAP.
Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2014 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting at December 31, 2014.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2014. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 110.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, has served as the independent auditor of Metropolitan Life Insurance Company and its subsidiaries (the “Company”) for more than 75 years. Its long-term knowledge of the MetLife group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Independent Auditor’s Fees for 2014 and 2013
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2014 and 2013. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2014	2013
(In millions)
Audit Fees (1)	$ 41.9	$ 40.6
Audit-Related Fees (2)	$ 5.0	$ 5.5
Tax Fees (3)	$ 1.0	$ 2.3
All Other Fees (4)	$ 0.4	$ 0.4
______________

(1)
Fees for services to perform an audit or review in accordance with auditing standards of the PCAOB and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

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

(3)
Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities. In 2014, tax compliance and tax preparation fess total $1.0 million and tax advisory fees were not significant. In 2013, tax compliance and tax preparation fees total $2.3 million and tax advisory fees were not significant.

(4)	Fees for other types of permitted services, including employee benefit advisory services, risk consulting services, financial advisory services and valuation services.
Approval of Fees
The Audit Committee approves Deloitte’s audit and non-audit services to MetLife, Inc. and its subsidiaries, including the Company, in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that MetLife expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by MetLife’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee is responsible for approving fees for the audit and for any audit-related, tax or other permitted non-audit services. If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.
The Audit Committee ensures the regular rotation of the audit engagement team partners as required by law.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 109.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 109.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 27, 2015

METROPOLITAN LIFE INSURANCE COMPANY

By		/s/ Steven A. Kandarian
	Name:	Steven A. Kandarian
	Title:	Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 27, 2015
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	March 27, 2015
Carlos M. Gutierrez

/s/ R. Glenn Hubbard	Director	March 27, 2015
R. Glenn Hubbard

Director
John M. Keane

/s/ Alfred F. Kelly, Jr.	Director	March 27, 2015
Alfred F. Kelly, Jr.

Director
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 27, 2015
William E. Kennard

/s/ James M. Kilts	Director	March 27, 2015
James M. Kilts

Director
Catherine R. Kinney

/s/ Denise M. Morrison	Director	March 27, 2015
Denise M. Morrison

/s/ Kenton J. Sicchitano	Director	March 27, 2015
Kenton J. Sicchitano

/s/ Lulu C. Wang	Director	March 27, 2015
Lulu C. Wang

Signature	Title	Date

/s/ Steven A. Kandarian	Chairman of the Board, President and	March 27, 2015
Steven A. Kandarian	Chief Executive Officer (Principal Executive Officer)

/s/ John C. R. Hele	Executive Vice President and	March 27, 2015
John C. R. Hele	Chief Financial Officer (Principal Financial Officer)

/s/ Peter M. Carlson	Executive Vice President and	March 27, 2015
Peter M. Carlson	Chief Accounting Officer (Principal Accounting Officer)

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

10.1
MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Annual Report")).*

10.2	Separation Agreement, Waiver and General Release, dated August 17, 2009, between Lisa M. Weber and MetLife Group, Inc. (Incorporated by reference to Exhibit 10.2 to the 2014 Annual Report).*

10.3
Agreement, effective as of May 9, 2011, by and between Kathleen A. Henkel and MetLife, Inc. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.4
Offer Letter and Appendix, dated July 14, 2011, between MetLife, Inc. and Martin J. Lippert. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the "Third Quarter 2011 10-Q")).*

10.5	Offer Letter, dated July 27, 2011, between MetLife, Inc. and Frans Hijkoop. (Incorporated by reference to Exhibit 10.3 to the Third Quarter 2011 10-Q).*

10.6
Agreement between MetLife, Inc. and William J. Toppeta, which became final on December 20, 2011. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated December 23, 2011).*

10.7
Agreement between MetLife, Inc. and William J. Mullaney, which became final on December 24, 2011. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated December 29, 2011).*

10.8	Letter, dated March 24, 2011, from MetLife, Inc. to Michel Khalaf. (Incorporated by reference to Exhibit 10.10 to the 2011 Annual Report).*

Exhibit No.	Description

10.9	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf. (Incorporated by reference to Exhibit 10.11 to the 2011 Annual Report).*

10.10
Adjustment of certain compensation items for Michel Khalaf, effective July 1, 2012. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.11
Employment Agreement between Christopher G. Townsend and MetLife Asia Pacific Limited, dated May 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated May 16, 2012 (the "May 16, 2012 Form 8-K")).*

10.12	Offer letter, dated July 23, 2012, between MetLife, Inc. and John C.R. Hele. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated July 27, 2012).*

10.13	Letter from MetLife, Inc. to Nicholas D. Latrenta, dated December 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated December 14, 2012).*

10.14	Offer letter, dated December 10, 2012, between MetLife, Inc. and Ricardo Anzaldua. (Incorporated by reference to Exhibit 10.14 to the 2012 Annual Report).*

10.15	Letter from MetLife, Inc. to Michel Khalaf, dated February 22, 2013. (Incorporated by reference to Exhibit 10.15 to the 2012 Annual Report).*

10.16
Settlement Agreement and General Release, dated April 2, 2014, between MetLife Group, Inc. and Beth Hirschhorn. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)*

10.17	Sign-On Letter, dated December 9, 2014, from MetLife, Inc. to Esther Lee. (Incorporated by reference to Exhibit 10.17 to the 2014 Annual Report).*

10.18	MetLife, Inc. 2000 Stock Incentive Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.7 to the S-1 Registration Statement).*

10.19	MetLife, Inc. 2000 Stock Incentive Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.17 to the 2012 Annual Report).*

10.20
Management Stock Option Agreement under the MetLife, Inc. 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.18 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”))*

10.21	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).*

10.22	MetLife, Inc. 2000 Directors Stock Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.20 to the 2012 Annual Report).*

10.23	Form of Director Stock Option Agreement under the MetLife, Inc. 2000 Directors Stock Plan. (Incorporated by reference to Exhibit 10.21 to the 2013 Annual Report).*

10.24	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the "2005 SIC Plan"). (Incorporated by reference to Exhibit 10.24 to the 2014 Annual Report). *

10.25	MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, effective April 15, 2005. (Incorporated by reference to Exhibit 10.25 to the 2014 Annual Report).*

10.26	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.24 to the 2012 Annual Report). *

10.27	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.25 to the 2012 Annual Report).*

10.28	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.28 to the 2014 Annual Report).*

10.29	Form of Management Stock Option Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.29 to the 2014 Annual Report).*

10.30
Form of Stock Option Agreement under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.9 to MetLife, Inc.'s Current Report on Form 8-K dated February 15, 2013 (the "February 15, 2013 Form 8-K")).*

Exhibit No.	Description

10.31
Form of Stock Option Agreement (Three-Year "Cliff" Exercisability) under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.10 to the February 15, 2013 Form 8-K).*

10.32	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.30 to the 2012 Annual Report).*

10.33	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.33 to the 2014 Annual Report).*

10.34	Form of Restricted Stock Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.4 to the February 15, 2013 Form 8-K).*

10.35
Form of Restricted Stock Unit Agreement (Three-Year "Cliff" Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.5 to the February 15, 2013 Form 8-K).*

10.36
Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.31 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "2010 Annual Report")).*

10.37	Clarification of Management Performance Share Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.29 to the 2010 Annual Report).*

10.38	Amendment to Management Performance Share Agreement under the 2005 SIC Plan (effective December 31, 2005). (Incorporated by reference to Exhibit 10.30 to the 2010 Annual Report).*

10.39	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 27, 2007). (Incorporated by reference to Exhibit 10.35 to the 2011 Annual Report).*

10.40	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.38 to the 2012 Annual Report).*

10.41	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.39 to the 2012 Annual Report).*

10.42	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.40 to the 2012 Annual Report).*

10.43	Amendment to Management Performance Share Agreements under the 2005 SIC Plan (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.41 to the 2012 Annual Report).*

10.44	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective January 27, 2009). (Incorporated by reference to Exhibit 10.42 to the 2013 Annual Report).*

10.45	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 24, 2009). (Incorporated by reference to Exhibit 10.45 to the 2014 Annual Report).*

10.46	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.46 to the 2014 Annual Report).*

10.47	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective February 21, 2010). (Incorporated by reference to Exhibit 10.47 to the 2014 Annual Report).*

10.48
Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated December 17, 2010).*

10.49	Form of Performance Share Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.1 to the February 15, 2013 Form 8-K).*

10.50
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

10.52
Form of Performance Unit Agreement under the MetLife International Performance Unit Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.47 to the 2011 Annual Report).*

10.53	MetLife International Performance Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.2 to the February 15, 2013 Form 8-K).*

10.54	Form of Performance Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.3 to the February 15, 2013 Form 8-K).*

10.55	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011). (Incorporated by reference to Exhibit 10.48 to the 2011 Annual Report).*

10.56	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.49 to the 2011 Annual Report).*

10.57	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012). (Incorporated by reference to Exhibit 10.11 to the February 15, 2013 Form 8-K).*

10.58	Form of Unit Option Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.12 to the February 15, 2013 Form 8-K).*

10.59	Form of Unit Option Agreement (Three-Year "Cliff" Exercisability) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.13 to the February 15, 2013 Form 8-K).*

10.60	MetLife International Restricted Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.6 to the February 15, 2013 Form 8-K).*

10.61	Form of Restricted Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.7 to the February 15, 2013 Form 8-K).*

10.62
Form of Restricted Unit Agreement (Three-Year "Cliff" Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.8 to the February 15, 2013 Form 8-K).*

10.63
Five-Year Credit Agreement, dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating (i) the Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto and (ii) the Five-Year Credit Agreement dated as of September 13, 2012 among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 4, 2014).

10.64	MetLife Annual Variable Incentive Plan ("AVIP"). (Incorporated by reference to Exhibit 10.66 to the 2014 Annual Report).*

10.65	Amendment Number One to the AVIP. (Incorporated by reference to Exhibit 10.48 to the 2010 Annual Report).*

10.66
Resolutions of the MetLife, Inc. Board of Directors (adopted December 14, 2010) regarding the selection of performance measures for 2011 awards under the AVIP. (Incorporated by reference to Exhibit 10.52 to the 2010 Annual Report).*

Exhibit No.	Description

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

10.72
Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.74 to the 2014 Annual Report).*

10.73
Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.55 to the 2010 Annual Report).*

10.74
Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.75 to the 2012 Annual Report).*

10.75
Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.77 to the 2013 Annual Report).*

10.76	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003. (Incorporated by reference to Exhibit 10.78 to the 2013 Annual Report).*

10.77
Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005. (Incorporated by reference to Exhibit 10.57 to the 2010 Annual Report).*

10.78
Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005). (Incorporated by reference to Exhibit 10.58 to the 2010 Annual Report).*

10.79
Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.66 to the 2011 Annual Report).*

10.80
MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005). (Incorporated by reference to Exhibit 10.67 to the 2011 Annual Report).*

10.81
Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.81 to the 2012 Annual Report).*

10.82
Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.84 to the 2013 Annual Report).*

10.83
Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.85 to the 2014 Annual Report).*

10.84
Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009). (Incorporated by reference to Exhibit 10.86 to the 2014 Annual Report).*

Exhibit No.	Description

10.85
Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2011). (Incorporated by reference to Exhibit 10.65 to the 2010 Annual Report).*

10.86
Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015). (Incorporated by reference to Exhibit 10.88 to the 2014 Annual Report).*

10.87	MetLife Deferred Compensation Plan for Outside Directors (effective December 9, 2003). (Incorporated by reference to Exhibit 10.88 to the 2013 Annual Report).*

10.88
Amendment Number One to the MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December 9, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.74 to the 2011 Annual Report).*

10.89
MetLife Non-Management Director Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.75 to the 2011 Annual Report).*

10.90
Amendment Number One to the MetLife Non-Management Director Deferred Compensation Plan (as amended and restated as of December 9, 2006, effective February 26, 2007). (Incorporated by reference to Exhibit 10.76 to the 2011 Annual Report).*

10.91
MetLife Non-Management Director Deferred Compensation Plan, dated December 5, 2007 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.90 to the 2012 Annual Report).*

10.92
The MetLife Non-Management Director Deferred Compensation Plan, dated December 9, 2008 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.93 to the 2013 Annual Report).*

10.93	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008). (Incorporated by reference to Exhibit 10.94 to the 2013 Annual Report).*

10.94	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006). (Incorporated by reference to Exhibit 10.80 to the 2011 Annual Report).*

10.95	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007). (Incorporated by reference to Exhibit 10.81 to the 2011 Annual Report).*

10.96	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008). (Incorporated by reference to Exhibit 10.95 to the 2012 Annual Report).*

10.97
Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008). (Incorporated by reference to Exhibit 10.98 to the 2013 Annual Report).*

10.98
Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.99 to the 2013 Annual Report).*

10.99
Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated March 31, 2009).*

10.100
Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.102 to the 2014 Annual Report).*

10.101
Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 21, 2010 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.80 to the 2010 Annual Report).*

10.102
Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 20, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.101 to the 2012 Annual Report).*

10.103	Alico Overseas Pension Plan, dated January 2009. (Incorporated by reference to Exhibit 10.88 to the 2011 Annual Report).*

Exhibit No.	Description

10.104	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010. (Incorporated by reference to Exhibit 10.89 to the 2011 Annual Report).*

10.105	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2010), dated December 13, 2011. (Incorporated by reference to Exhibit 10.90 to the 2011 Annual Report).*

10.106
Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated May 4, 2012).*

10.107	Member's Explanatory Handbook for the Metropolitan Life Insurance Company of Hong Kong Limited Healthcare Plan (2011). (Incorporated by reference to Exhibit 10.2 to the May 16, 2012 Form 8-K).*

10.108
MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014 (the "MPTA")). (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).*

10.109	Amendment Number One to the MPTA, dated December 30, 2014 (effective January 1, 2015). (Incorporated by reference to Exhibit 10.111 to the 2014 Annual Report).*

10.110
MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan, effective January 1, 2015. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198141).*

10.111
MetLife, Inc. 2015 Stock and Incentive Plan, effective January 1, 2015 (the “2015 SIC Plan”). (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198145)).*

10.112
Form of Performance Share Agreement under the 2015 SIC Plan. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 11, 2014 (the “December 11, 2014 Form 8-K”).*

10.113	Form of Performance Unit Agreement under the 2015 SIC Plan. (Incorporated by reference to Exhibit 10.2 to the December 11, 2014 Form 8-K).*

10.114
Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan (Incorporated by reference to Exhibit 10.3 to the December 11, 2014 Form 8-K).*

10.115	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.4 to the December 11, 2014 Form 8-K).*

10.116	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.5 to the December 11, 2014 Form 8-K).*

10.117	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.6 to the December 11, 2014 Form 8-K).*

10.118	Form of Stock Option Agreement (Ratable Exercisability in Thirds) (Incorporated by reference to Exhibit 10.7 to the December 11, 2014 Form 8-K).*

10.119	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) (Incorporated by reference to Exhibit 10.8 to the December 11, 2014 Form 8-K).*

10.120	Form of Unit Option Agreement (Ratable Exercisability in Thirds) (Incorporated by reference to Exhibit 10.9 to the December 11, 2014 Form 8-K).*

10.121	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) (Incorporated by reference to Exhibit 10.10 to the December 11, 2014 Form 8-K).*

10.122	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015) (Incorporated by reference to Exhibit 10.11 to the December 11, 2014 Form 8-K).*

Exhibit No.	Description

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
______________

* Indicates management contracts or compensatory plans or arrangements. SEC File No. 001-15787.