Form 10-Q
period 2015-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2015-05-13
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 13, 2015, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $171,266 and $173,604, respectively; includes $161 and $160, respectively, relating to variable interest entities)	$187,667	$188,911
Equity securities available-for-sale, at estimated fair value (cost: $1,958 and $1,926, respectively)	2,097	2,065
Trading and fair value option securities, at estimated fair value (includes $714 and $654, respectively, of actively traded securities; and $14 and $15, respectively, relating to variable interest entities)	743	705
Mortgage loans (net of valuation allowances of $266 and $258, respectively; includes $329 and $308, respectively, under the fair value option)	50,999	49,059
Policy loans	8,512	8,491
Real estate and real estate joint ventures (includes $8 and $8, respectively, relating to variable interest entities; includes $9 and $78, respectively, of real estate held-for-sale)	7,793	7,874
Other limited partnership interests (includes $34 and $34, respectively, relating to variable interest entities)	4,899	4,926
Short-term investments, principally at estimated fair value	7,486	4,474
Other invested assets (includes $70 and $56, respectively, relating to variable interest entities)	17,556	14,209
Total investments	287,752	280,714
Cash and cash equivalents, principally at estimated fair value (includes $3 and $2, respectively, relating to variable interest entities)	1,355	1,993
Accrued investment income (includes $2 and $3, respectively, relating to variable interest entities)	2,358	2,293
Premiums, reinsurance and other receivables (includes $2 and $2, respectively, relating to variable interest entities)	25,627	23,439
Deferred policy acquisition costs and value of business acquired	5,882	5,975
Other assets (includes $4 and $4, respectively, relating to variable interest entities)	4,626	4,469
Separate account assets	145,003	139,335
Total assets	$472,603	$458,218
Liabilities and Equity
Liabilities
Future policy benefits	$118,618	$117,402
Policyholder account balances	95,847	95,902
Other policy-related balances	7,492	5,840
Policyholder dividends payable	601	615
Policyholder dividend obligation	3,483	3,155
Payables for collateral under securities loaned and other transactions	24,495	24,167
Short-term debt	100	100
Long-term debt (includes $90 and $91, respectively, at estimated fair value, relating to variable interest entities)	2,017	2,027
Current income tax payable	297	44
Deferred income tax liability	4,343	3,835
Other liabilities (includes $32 and $17, respectively, relating to variable interest entities)	36,194	33,447
Separate account liabilities	145,003	139,335
Total liabilities	438,490	425,869
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,450	14,448
Retained earnings	13,659	12,470
Accumulated other comprehensive income (loss)	5,606	5,034
Total Metropolitan Life Insurance Company stockholder’s equity	33,720	31,957
Noncontrolling interests	393	392
Total equity	34,113	32,349
Total liabilities and equity	$472,603	$458,218
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Revenues
Premiums	$5,138	$4,984
Universal life and investment-type product policy fees	636	593
Net investment income	2,966	2,947
Other revenues	397	426
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(6)	(11)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(9)	3
Other net investment gains (losses)	240	(24)
Total net investment gains (losses)	225	(32)
Net derivative gains (losses)	500	119
Total revenues	9,862	9,037
Expenses
Policyholder benefits and claims	5,839	5,716
Interest credited to policyholder account balances	537	529
Policyholder dividends	304	296
Other expenses	1,490	1,348
Total expenses	8,170	7,889
Income (loss) from continuing operations before provision for income tax	1,692	1,148
Provision for income tax expense (benefit)	502	320
Income (loss) from continuing operations, net of income tax	1,190	828
Income (loss) from discontinued operations, net of income tax	—	(3)
Net income (loss)	1,190	825
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,189	$824
Comprehensive income (loss)	$1,762	$2,774
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	1
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,761	$2,773
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$5	$14,448	$12,470	$5,034	$31,957	$392	$32,349
Capital contributions from MetLife, Inc.		1			1		1
Returns of capital					—		—
Excess tax benefits related to stock-based compensation		1			1		1
Change in equity of noncontrolling interests					—		—
Net income (loss)			1,189		1,189	1	1,190
Other comprehensive income (loss), net of income tax				572	572		572
Balance at March 31, 2015	$5	$14,450	$13,659	$5,606	$33,720	$393	$34,113

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$5	$14,515	$9,352	$2,158	$26,030	$250	$26,280
Capital contributions from MetLife, Inc.		1			1		1
Returns of capital		(40)			(40)		(40)
Excess tax benefits related to stock-based compensation		2			2		2
Change in equity of noncontrolling interests					—	119	119
Net income (loss)			824		824	1	825
Other comprehensive income (loss), net of income tax				1,949	1,949		1,949
Balance at March 31, 2014	$5	$14,478	$10,176	$4,107	$28,766	$370	$29,136
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$888	$917
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	20,136	13,381
Equity securities	23	12
Mortgage loans	2,335	2,009
Real estate and real estate joint ventures	175	290
Other limited partnership interests	128	144
Purchases of:
Fixed maturity securities	(17,162)	(10,932)
Equity securities	(48)	(25)
Mortgage loans	(4,720)	(2,008)
Real estate and real estate joint ventures	(136)	(554)
Other limited partnership interests	(118)	(143)
Cash received in connection with freestanding derivatives	333	197
Cash paid in connection with freestanding derivatives	(270)	(304)
Net change in policy loans	(21)	(8)
Net change in short-term investments	(3,005)	453
Net change in other invested assets	(130)	(91)
Net change in property, equipment and leasehold improvements	(76)	(40)
Other, net	—	(13)
Net cash provided by (used in) investing activities	(2,556)	2,368
Cash flows from financing activities
Policyholder account balances:
Deposits	14,568	10,612
Withdrawals	(13,786)	(13,545)
Net change in payables for collateral under securities loaned and other transactions	328	406
Net change in short-term debt	—	(320)
Long-term debt repaid	(10)	(15)
Other, net	(70)	(202)
Net cash provided by (used in) financing activities	1,030	(3,064)
Change in cash and cash equivalents	(638)	221
Cash and cash equivalents, beginning of period	1,993	1,098
Cash and cash equivalents, end of period	$1,355	$1,319
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$14	$17
Income tax	$89	$181
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$1
Deconsolidation of MetLife Core Property Fund:
Reduction of redeemable noncontrolling interests	$—	$774
Reduction of long-term debt	$—	$413
Reduction of real estate and real estate joint ventures	$—	$1,132
Issuance of short-term debt	$—	$245
Returns of capital	$—	$40
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
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2015 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2014 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2014 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2015, the Company adopted guidance requiring repurchase-to-maturity transactions and repurchase financing arrangements to be accounted for as secured borrowings and providing for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In May, 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurement (Accounting Standards Update (“ASU”) 2015‑07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The new amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In April 2015, the FASB issued new guidance on accounting for fees paid in a cloud computing arrangement (ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the new guidance is permitted and an entity can elect to adopt the guidance either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The new guidance provides that all software licenses included in cloud computing arrangements be accounted for consistent with other licenses of intangible assets. However, if a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract, the accounting for which did not change. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs (ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. Early adoption of the new guidance is permitted for financial statements that have not been previously issued. The new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts. However, the current recognition and measurement guidance for debt issuance costs are not affected by the new guidance. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2015, the FASB issued new guidance to improve consolidation guidance for legal entities (ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in this ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective retrospectively for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
2. Segment Information
The Company is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other.
As anticipated, in the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income.

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
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees. Group Voluntary & Worksite Benefits insurance products and services include life, dental, group short- and long-term disability and accidental death and dismemberment coverages. In addition, the Group, Voluntary & Worksite Benefits segment offers long-term care, critical illness and accident & health coverages, as well as prepaid legal plans.
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
Corporate & Other
Corporate & Other contains the excess capital, as well as enterprise-wide strategic initiative restructuring charges, not allocated to the segments, various start-up businesses (including the investment management business through which the Company offers fee-based investment management services to institutional clients), certain run-off businesses, the Company’s ancillary international operations and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes ancillary U.S. direct business, comprised of group and individual products sold through sponsoring organizations, affinity groups and direct to consumer. Additionally, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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

•
Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

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
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. Consequently, prior period results for the three months ended March 31, 2014 were impacted as follows:

•	Retail’s operating earnings increased by $33 million, net of $4 million of income tax benefit;

•	Group, Voluntary & Worksite Benefits’ operating earnings decreased by $5 million, net of $3 million of income tax benefit;

•	Corporate Benefit Funding’s operating earnings decreased by $15 million, net of $9 million of income tax benefit; and

•	Corporate & Other’s operating earnings decreased by $13 million, net of $16 million of income tax.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business.
MetLife’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
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

	Operating Results
Three Months Ended March 31, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$983	$3,711	$415	$29	$5,138	$—	$5,138
Universal life and investment-type product policy fees	379	188	44	—	611	25	636
Net investment income	1,344	459	1,225	65	3,093	(127)	2,966
Other revenues	43	111	71	172	397	—	397
Net investment gains (losses)	—	—	—	—	—	225	225
Net derivative gains (losses)	—	—	—	—	—	500	500
Total revenues	2,749	4,469	1,755	266	9,239	623	9,862
Expenses
Policyholder benefits and claims and policyholder dividends	1,656	3,535	917	19	6,127	16	6,143
Interest credited to policyholder account balances	235	37	264	—	536	1	537
Capitalization of DAC	(102)	(4)	(6)	—	(112)	—	(112)
Amortization of DAC and VOBA	121	9	5	—	135	73	208
Interest expense on debt	1	—	1	30	32	—	32
Other expenses	443	557	118	244	1,362	—	1,362
Total expenses	2,354	4,134	1,299	293	8,080	90	8,170
Provision for income tax expense (benefit)	121	124	158	(88)	315	187	502
Operating earnings	$274	$211	$298	$61	844
Adjustments to:
Total revenues					623
Total expenses					(90)
Provision for income tax (expense) benefit					(187)
Income (loss) from continuing operations, net of income tax					$1,190		$1,190

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$969	$3,614	$366	$35	$4,984	$—	$4,984
Universal life and investment-type product policy fees	360	178	48	—	586	7	593
Net investment income	1,378	439	1,143	106	3,066	(119)	2,947
Other revenues	85	104	67	170	426	—	426
Net investment gains (losses)	—	—	—	—	—	(32)	(32)
Net derivative gains (losses)	—	—	—	—	—	119	119
Total revenues	2,792	4,335	1,624	311	9,062	(25)	9,037
Expenses
Policyholder benefits and claims and policyholder dividends	1,590	3,516	875	22	6,003	9	6,012
Interest credited to policyholder account balances	240	40	246	—	526	3	529
Capitalization of DAC	(95)	(4)	(1)	—	(100)	—	(100)
Amortization of DAC and VOBA	205	6	4	—	215	27	242
Interest expense on debt	1	—	3	35	39	—	39
Other expenses	223	530	108	307	1,168	(1)	1,167
Total expenses	2,164	4,088	1,235	364	7,851	38	7,889
Provision for income tax expense (benefit)	206	91	135	(90)	342	(22)	320
Operating earnings	$422	$156	$254	$37	869
Adjustments to:
Total revenues					(25)
Total expenses					(38)
Provision for income tax (expense) benefit					22
Income (loss) from continuing operations, net of income tax					$828		$828

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2015	December 31, 2014
	(In millions)
Retail	$184,170	$181,207
Group, Voluntary & Worksite Benefits	45,728	43,718
Corporate Benefit Funding	212,477	203,281
Corporate & Other	30,228	30,012
Total	$472,603	$458,218
3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. The non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
The Company also issues two tier annuity contracts that apply a lower rate on funds deposited if the contractholder elects to surrender the contract for cash (the “lower tier”) and a higher rate if the contractholder elects to annuitize (the “upper tier”). These guarantees include benefits that are payable in the event of death, maturity or at annuitization. Certain other annuity contracts contain guaranteed annuitization benefits that may be above what would be provided by the current account value of the contract. Additionally, the Company issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.
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
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	March 31, 2015		December 31, 2014
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total contract account value	$63,426	$29,910	$62,810	$29,474
Separate account value	$51,765	$28,791	$51,077	$28,347
Net amount at risk	$644	$277	$702	$244
Average attained age of contractholders	66 years	63 years	65 years	63 years
Two Tier and Other Annuities
Account value	N/A	$405	N/A	$456
Net amount at risk	N/A	$134	N/A	$153
Average attained age of contractholders	N/A	56 years	N/A	55 years

	March 31, 2015		December 31, 2014
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$8,313	$1,080	$8,213	$1,091
Net amount at risk	$77,949	$8,022	$78,758	$8,164
Average attained age of policyholders	54 years	60 years	54 years	60 years
 __________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2015	December 31, 2014
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,481	$41,667
Other policy-related balances	309	265
Policyholder dividends payable	479	461
Policyholder dividend obligation	3,483	3,155
Current income tax payable	3	1
Other liabilities	482	646
Total closed block liabilities	46,237	46,195
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	29,093	29,199
Equity securities available-for-sale, at estimated fair value	98	91
Mortgage loans	6,103	6,076
Policy loans	4,643	4,646
Real estate and real estate joint ventures	651	666
Other invested assets	1,123	1,065
Total investments	41,711	41,743
Cash and cash equivalents	323	227
Accrued investment income	483	477
Premiums, reinsurance and other receivables	78	67
Deferred income tax assets	277	289
Total assets designated to the closed block	42,872	42,803
Excess of closed block liabilities over assets designated to the closed block	3,365	3,392
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	2,441	2,291
Unrealized gains (losses) on derivatives, net of income tax	63	28
Allocated to policyholder dividend obligation, net of income tax	(2,264)	(2,051)
Total amounts included in AOCI	240	268
Maximum future earnings to be recognized from closed block assets and liabilities	$3,605	$3,660
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$3,155	$1,771
Change in unrealized investment and derivative gains (losses)	328	1,384
Balance, end of period	$3,483	$3,155

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Revenues
Premiums	$430	$446
Net investment income	515	530
Net investment gains (losses)	(1)	—
Net derivative gains (losses)	25	(1)
Total revenues	969	975
Expenses
Policyholder benefits and claims	608	624
Policyholder dividends	240	233
Other expenses	37	41
Total expenses	885	898
Revenues, net of expenses before provision for income tax expense (benefit)	84	77
Provision for income tax expense (benefit)	29	27
Revenues, net of expenses and provision for income tax expense (benefit)	$55	$50
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
5. Investments
Fixed Maturity and Equity Securities Available-for-Sale
Fixed Maturity and Equity Securities Available-for-Sale by Sector
The following table presents the fixed maturity and equity securities available-for-sale (“AFS”) by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”).

	March 31, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$58,718	$6,776	$391	$—	$65,103	$59,532	$6,246	$421	$—	$65,357
U.S. Treasury and agency	34,643	5,382	19	—	40,006	34,391	4,698	19	—	39,070
Foreign corporate	27,652	1,895	846	—	28,701	28,395	1,934	511	—	29,818
RMBS	27,714	1,578	151	41	29,100	26,893	1,493	157	66	28,163
ABS	7,134	85	83	—	7,136	8,206	102	82	—	8,226
CMBS	6,952	268	51	—	7,169	7,705	241	33	—	7,913
State and political subdivision	5,421	1,276	6	—	6,691	5,329	1,197	6	—	6,520
Foreign government	3,032	779	50	—	3,761	3,153	761	70	—	3,844
Total fixed maturity securities	$171,266	$18,039	$1,597	$41	$187,667	$173,604	$16,672	$1,299	$66	$188,911
Equity securities
Common stock	$1,257	$129	$22	$—	$1,364	$1,236	$142	$26	$—	$1,352
Non-redeemable preferred stock	701	64	32	—	733	690	53	30	—	713
Total equity securities	$1,958	$193	$54	$—	$2,097	$1,926	$195	$56	$—	$2,065

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The Company held non-income producing fixed maturity securities with an estimated fair value of $6 million and $6 million with unrealized gains (losses) of $6 million and $5 million at March 31, 2015 and December 31, 2014, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$6,310	$36,394	$36,651	$50,111	$41,800	$171,266
Estimated fair value	$6,326	$37,995	$38,916	$61,025	$43,405	$187,667
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured securities (RMBS, ABS and CMBS) are shown separately, as they are not due at a single maturity.
Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position.

	March 31, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$5,809	$252	$1,626	$139	$8,950	$260	$2,251	$161
U.S. Treasury and agency	2,014	17	252	2	3,933	6	982	13
Foreign corporate	7,682	723	993	123	7,052	397	1,165	114
RMBS	2,024	49	1,426	143	3,141	63	1,900	160
ABS	2,321	59	758	24	3,147	45	732	37
CMBS	841	42	253	9	772	20	461	13
State and political subdivision	76	2	19	4	26	—	76	6
Foreign government	240	17	201	33	327	32	265	38
Total fixed maturity securities	$21,007	$1,161	$5,528	$477	$27,348	$823	$7,832	$542
Equity securities
Common stock	$120	$22	$—	$—	$98	$26	$1	$—
Non-redeemable preferred stock	5	1	137	31	32	—	139	30
Total equity securities	$125	$23	$137	$31	$130	$26	$140	$30
Total number of securities in an unrealized loss position	1,758		507		1,997		642

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2015. Future other-than-temporary impairment (“OTTI”) will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $273 million during the three months ended March 31, 2015 to $1.6 billion. The increase in gross unrealized losses for the three months ended March 31, 2015 was primarily attributable to the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At March 31, 2015, $51 million of the total $1.6 billion of gross unrealized losses were from 25 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $51 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $32 million, or 63%, were related to gross unrealized losses on 12 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $51 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $19 million, or 37%, were related to gross unrealized losses on 13 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security.
Equity Securities

Gross unrealized losses on equity securities decreased $2 million during the three months ended March 31, 2015 to $54 million. Of the $54 million, $24 million were from six securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $24 million, 63% were from securities rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock securities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$33,200	65.1%	$32,482	66.2%
Agricultural	10,958	21.5	11,033	22.5
Residential	6,778	13.3	5,494	11.2
Subtotal (1)	50,936	99.9	49,009	99.9
Valuation allowances	(266)	(0.5)	(258)	(0.5)
Subtotal mortgage loans, net	50,670	99.4	48,751	99.4
Residential — fair value option (“FVO”)	329	0.6	308	0.6
Total mortgage loans, net	$50,999	100.0%	$49,059	100.0%
 __________________

(1)	Purchases of mortgage loans were $1.4 billion and $597 million for the three months ended March 31, 2015 and 2014, respectively.
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential - FVO is presented in Note 7. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment

Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2015
Commercial	$69	$69	$20	$81	$81	$33,050	$161	$130
Agricultural	47	45	2	16	16	10,897	33	59
Residential	—	—	—	62	58	6,720	50	58
Total	$116	$114	$22	$159	$155	$50,667	$244	$247
December 31, 2014
Commercial	$75	$75	$24	$84	$84	$32,323	$158	$135
Agricultural	47	45	2	14	13	10,975	33	56
Residential	—	—	—	40	37	5,457	41	37
Total	$122	$120	$26	$138	$134	$48,755	$232	$228

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $155 million, $59 million and $47 million, respectively, for the three months ended March 31, 2015; and $416 million, $97 million and $7 million, respectively, for the three months ended March 31, 2014.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2015				2014
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$182	$35	$41	$258	$213	$40	$19	$272
Provision (release)	(1)	—	14	13	—	(2)	7	5
Charge-offs, net of recoveries	—	—	(5)	(5)	—	—	(1)	(1)
Balance, end of period	$181	$35	$50	$266	$213	$38	$25	$276

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
March 31, 2015
Loan-to-value ratios
Less than 65%	$27,676	$602	$564	$28,842	86.9%	$30,272	87.4%
65% to 75%	2,871	549	64	3,484	10.5	3,526	10.2
76% to 80%	108	—	8	116	0.3	120	0.4
Greater than 80%	395	273	90	758	2.3	706	2.0
Total	$31,050	$1,424	$726	$33,200	100.0%	$34,624	100.0%
December 31, 2014
Loan-to-value ratios
Less than 65%	$26,810	$746	$761	$28,317	87.2%	$29,860	87.7%
65% to 75%	2,783	391	86	3,260	10.0	3,322	9.8
76% to 80%	109	—	8	117	0.4	121	0.3
Greater than 80%	384	256	148	788	2.4	736	2.2
Total	$30,086	$1,393	$1,003	$32,482	100.0%	$34,039	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$10,247	93.5%	$10,462	94.8%
65% to 75%	579	5.3	469	4.2
76% to 80%	50	0.5	17	0.2
Greater than 80%	82	0.7	85	0.8
Total	$10,958	100.0%	$11,033	100.0%
The estimated fair value of agricultural mortgage loans was $11.3 billion and $11.4 billion at March 31, 2015 and December 31, 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators
Performing	$6,602	97.4%	$5,345	97.3%
Nonperforming	176	2.6	149	2.7
Total	$6,778	100.0%	$5,494	100.0%
The estimated fair value of residential mortgage loans was $6.7 billion and $5.6 billion at March 31, 2015 and December 31, 2014, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2015 and December 31, 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In millions)
Commercial	$—	$—	$69	$75
Agricultural	26	1	46	41
Residential	176	149	176	149
Total	$202	$150	$291	$265
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During the three months ended March 31, 2015 and 2014, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $639 million and $1.0 billion at March 31, 2015 and December 31, 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2015	December 31, 2014
	(In millions)
Fixed maturity securities	$16,406	$15,374
Fixed maturity securities with noncredit OTTI losses in AOCI	(41)	(66)
Total fixed maturity securities	16,365	15,308
Equity securities	202	173
Derivatives	2,309	1,649
Other	75	87
Subtotal	18,951	17,217
Amounts allocated from:
Future policy benefits	(2,512)	(1,964)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(3)
DAC, VOBA and DSI	(918)	(918)
Policyholder dividend obligation	(3,483)	(3,155)
Subtotal	(6,914)	(6,040)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	15	25
Deferred income tax benefit (expense)	(4,218)	(3,928)
Net unrealized investment gains (losses)	7,834	7,274
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$7,833	$7,273
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$(66)	$(149)
Noncredit OTTI losses and subsequent changes recognized	9	10
Securities sold with previous noncredit OTTI loss	10	41
Subsequent changes in estimated fair value	6	32
Balance, end of period	$(41)	$(66)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2015
(In millions)
Balance, beginning of period	$7,273
Fixed maturity securities on which noncredit OTTI losses have been recognized	25
Unrealized investment gains (losses) during the period	1,709
Unrealized investment gains (losses) relating to:
Future policy benefits	(548)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	2
DAC, VOBA and DSI	—
Policyholder dividend obligation	(328)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(10)
Deferred income tax benefit (expense)	(290)
Net unrealized investment gains (losses)	7,833
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$7,833
Change in net unrealized investment gains (losses)	$560
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$560
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2015 and December 31, 2014.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2015	December 31, 2014
	(In millions)
Securities on loan: (1)
Amortized cost	$17,512	$19,099
Estimated fair value	$19,524	$21,185
Cash collateral on deposit from counterparties (2)	$19,883	$21,635
Security collateral on deposit from counterparties (3)	$62	$19
Reinvestment portfolio — estimated fair value	$20,331	$22,046
__________________

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

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

	March 31, 2015	December 31, 2014
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,376	$1,421
Invested assets pledged as collateral (1)	20,816	20,712
Total invested assets on deposit and pledged as collateral	$22,192	$22,133
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report) and derivative transactions (see Note 6).

See “— Securities Lending” for information regarding securities on loan and Note 4 for information regarding investments designated to the closed block.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2015 and December 31, 2014. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	March 31, 2015		December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Fixed maturity securities (1)	$164	$78	$163	$78
Other invested assets	73	15	59	—
Other limited partnership interests	37	—	37	—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	15	14	16	15
Real estate joint ventures	9	15	9	15
Total	$298	$122	$284	$108
__________________

(1)
The Company consolidates certain fixed maturity securities purchased in an investment vehicle which was partially funded with affiliated long-term debt. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for both the three months ended March 31, 2015 and 2014.

(2)
The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both March 31, 2015 and December 31, 2014. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for both the three months ended March 31, 2015 and 2014.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$43,405	$43,405	$44,302	$44,302
U.S. and foreign corporate	1,869	1,869	1,919	1,919
Other limited partnership interests	3,681	4,784	3,722	4,833
Other invested assets	1,635	1,989	1,683	2,003
Real estate joint ventures	46	67	52	74
Total	$50,636	$52,114	$51,678	$53,131
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $208 million and $212 million at March 31, 2015 and December 31, 2014, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the three months ended March 31, 2015 and 2014.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Investment income:
Fixed maturity securities	$2,023	$2,019
Equity securities	20	20
Trading and FVO securities — Actively Traded and FVO general account securities (1)	18	17
Mortgage loans	600	580
Policy loans	111	113
Real estate and real estate joint ventures	156	158
Other limited partnership interests	140	217
Cash, cash equivalents and short-term investments	6	6
Operating joint venture	2	—
Other	109	12
Subtotal	3,185	3,142
Less: Investment expenses	219	195
Net investment income	$2,966	$2,947
__________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were $5 million and $10 million for the three months ended March 31, 2015 and 2014, respectively.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
Trading and fair value option securities (“FVO securities”) are primarily comprised of securities for which the FVO has been elected. We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO securities include certain fixed maturity and equity securities held-for-investment by the general account to support asset/liability management strategies for certain insurance products and investments in certain separate accounts. FVO securities also include securities held by CSEs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(3)	$(6)
Total U.S. and foreign corporate securities	(3)	(6)
RMBS	(12)	(2)
OTTI losses on fixed maturity securities recognized in earnings	(15)	(8)
Fixed maturity securities — net gains (losses) on sales and disposals	67	(81)
Total gains (losses) on fixed maturity securities	52	(89)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	—	(1)
OTTI losses on equity securities recognized in earnings	—	(1)
Equity securities — net gains (losses) on sales and disposals	(2)	3
Total gains (losses) on equity securities	(2)	2
Mortgage loans	(37)	(9)
Other limited partnership interests	17	—
Real estate and real estate joint ventures	4	64
Other investment portfolio gains (losses)	11	(2)
Subtotal — investment portfolio gains (losses)	45	(34)
Non-investment portfolio gains (losses)	180	2
Total net investment gains (losses)	$225	$(32)
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $157 million and ($51) million for the three months ended March 31, 2015 and 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the table below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended March 31,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$16,025	$9,451	$15	$5
Gross investment gains	$200	$54	$4	$3
Gross investment losses	(133)	(135)	(6)	—
OTTI losses	(15)	(8)	—	(1)
Net investment gains (losses)	$52	$(89)	$(2)	$2
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2015	2014
	(In millions)
Balance, beginning of period	$263	$277
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	1	—
Additional impairments — credit loss OTTI on securities previously impaired	10	1
Reductions:
Sales (maturities, pay downs or prepayments) during the period of securities previously impaired as credit loss OTTI	(10)	(7)
Balance, end of period	$264	$271

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities and other invested assets, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$600	$—
Amortized cost of invested assets transferred to affiliates	$567	$—
Net investment gains (losses) recognized on transfers	$33	$—
Estimated fair value of invested assets transferred from affiliates	$—	$354
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2014 Annual Report.
The Company has affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $2.0 billion at both March 31, 2015 and December 31, 2014. Net investment income from affiliated loans was $23 million for both the three months ended March 31, 2015 and 2014.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which is included in other invested assets, totaling $100 million at both March 31, 2015 and December 31, 2014. The note was issued in December 2014, bears interest at a fixed rate of 3.17%, payable semiannually, and is due on June 30, 2020. Net investment income from this surplus note was less than $1 million for the three months ended March 31, 2015.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $41 million and $44 million for the three months ended March 31, 2015 and 2014, respectively. The Company also earned additional affiliated net investment income of $1 million and $2 million for the three months ended March 31, 2015 and 2014, respectively.
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
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”), while others are bilateral contracts between two counterparties (“OTC-bilateral”). The types of derivatives the Company uses include swaps, forwards, futures and option contracts. To a lesser extent, the Company uses credit default swaps and structured interest rate swaps to synthetically replicate investment risks and returns which are not readily available in the cash market.
Interest Rate Derivatives
The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, caps, floors, swaptions, futures and forwards.
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
The Company uses structured interest rate swaps to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. Treasury, agency, or other fixed maturity security. Structured interest rate swaps are included in interest rate swaps and are not designated as hedging instruments.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

The Company enters into forwards to lock in the price to be paid for forward purchases of certain securities. The price is agreed upon at the time of the contract and payment for the contract is made at a specified future date. When the primary purpose of entering into these transactions is to hedge against the risk of changes in purchase price due to changes in credit spreads, the Company designates these transactions as credit forwards. The Company utilizes credit forwards in cash flow hedging relationships.
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
TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Interbank Offered Rate (LIBOR), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2015			December 31, 2014
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,574	$2,254	$20	$5,632	$2,031	$18
Foreign currency swaps	Foreign currency exchange rate	2,699	77	353	2,709	65	101
Subtotal		8,273	2,331	373	8,341	2,096	119
Cash flow hedges:
Interest rate swaps	Interest rate	2,592	564	—	2,191	447	—
Interest rate forwards	Interest rate	70	22	—	70	18	—
Foreign currency swaps	Foreign currency exchange rate	16,057	1,012	1,142	14,895	501	614
Subtotal		18,719	1,598	1,142	17,156	966	614
Total qualifying hedges		26,992	3,929	1,515	25,497	3,062	733
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	55,461	2,687	1,403	56,394	2,213	1,072
Interest rate floors	Interest rate	17,551	345	81	36,141	319	108
Interest rate caps	Interest rate	44,862	84	1	41,227	134	1
Interest rate futures	Interest rate	165	—	—	70	—	—
Interest rate options	Interest rate	7,024	519	6	6,399	379	15
Synthetic GICs	Interest rate	4,262	—	—	4,298	—	—
Foreign currency swaps	Foreign currency exchange rate	9,107	724	172	8,774	359	176
Foreign currency forwards	Foreign currency exchange rate	3,946	151	86	3,985	92	80
Credit default swaps — purchased	Credit	916	15	13	857	8	11
Credit default swaps — written	Credit	7,133	138	3	7,419	130	5
Equity futures	Equity market	989	6	—	954	10	—
Equity index options	Equity market	7,696	333	357	7,698	328	352
Equity variance swaps	Equity market	5,662	59	151	5,678	60	146
TRRs	Equity market	909	4	22	911	10	33
Total non-designated or non-qualifying derivatives		165,683	5,065	2,295	180,805	4,042	1,999
Total		$192,675	$8,994	$3,810	$206,302	$7,104	$2,732

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2015 and December 31, 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Derivatives and hedging gains (losses) (1)	$602	$216
Embedded derivatives gains (losses)	(102)	(97)
Total net derivative gains (losses)	$500	$119
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Qualifying hedges:
Net investment income	$59	$34
Interest credited to policyholder account balances	3	32
Non-qualifying hedges:
Net investment income	(1)	(1)
Net derivative gains (losses)	143	122
Policyholder benefits and claims	1	—
Total	$205	$187

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2015
Interest rate derivatives	$238	$—	$—
Foreign currency exchange rate derivatives	522	—	—
Credit derivatives — purchased	4	(1)	—
Credit derivatives — written	4	1	—
Equity derivatives	(70)	(4)	(26)
Total	$698	$(4)	$(26)
Three Months Ended March 31, 2014
Interest rate derivatives	$44	$—	$—
Foreign currency exchange rate derivatives	11	—	—
Credit derivatives — purchased	(3)	1	—
Credit derivatives — written	(6)	—	—
Equity derivatives	—	(3)	—
Total	$46	$(2)	$—
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

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
The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2015
Interest rate swaps:	Fixed maturity securities	$(4)	$5	$1
	Policyholder liabilities (1)	188	(189)	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	10	(8)	2
	Foreign-denominated policyholder account balances (2)	(249)	245	(4)
Total		$(55)	$53	$(2)
Three Months Ended March 31, 2014
Interest rate swaps:	Fixed maturity securities	$—	$1	$1
	Policyholder liabilities (1)	200	(195)	5
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(4)	4	—
	Foreign-denominated policyholder account balances (2)	(28)	33	5
Total		$168	$(157)	$11
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified certain amounts from AOCI into net derivative gains (losses). These amounts were $4 million and ($2) million for the three months ended March 31, 2015 and 2014, respectively.
At both March 31, 2015 and December 31, 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At March 31, 2015 and December 31, 2014, the balance in AOCI associated with cash flow hedges was $2.3 billion and $1.6 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2015
Interest rate swaps	$145	$5	$2	$2
Interest rate forwards	4	2	1	—
Foreign currency swaps	(10)	(532)	—	3
Credit forwards	—	1	—	—
Total	$139	$(524)	$3	$5
Three Months Ended March 31, 2014
Interest rate swaps	$182	$16	$2	$5
Interest rate forwards	21	—	1	—
Foreign currency swaps	46	30	(1)	(1)
Credit forwards	—	—	—	—
Total	$249	$46	$2	$4
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2015, $68 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.1 billion and $7.4 billion at March 31, 2015 and December 31, 2014, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current fair value of the credit default swaps. At March 31, 2015 and December 31, 2014, the Company would have received $135 million and $125 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$4	$370	2.2	$5	$415	2.2
Credit default swaps referencing indices	7	1,416	2.8	10	1,566	2.7
Subtotal	11	1,786	2.6	15	1,981	2.6
Baa
Single name credit default swaps (corporate)	15	978	2.6	15	1,002	2.8
Credit default swaps referencing indices	62	3,631	4.9	59	3,687	4.5
Subtotal	77	4,609	4.4	74	4,689	4.1
Ba
Single name credit default swaps (corporate)	1	60	2.7	—	60	3.0
Credit default swaps referencing indices	—	100	1.8	(1)	100	2.0
Subtotal	1	160	2.1	(1)	160	2.4
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	46	578	4.6	37	589	4.9
Subtotal	46	578	4.6	37	589	4.9
Total	$135	$7,133	3.9	$125	$7,419	3.8
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.1 billion and $7.4 billion from the table above were $64 million and $60 million at March 31, 2015 and December 31, 2014, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $15 million in gross notional amount and $1 million in fair value at both March 31, 2015 and December 31, 2014.

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2015		December 31, 2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,204	$2,968	$6,497	$2,092
OTC-cleared (1)	917	837	740	682
Exchange-traded	6	—	10	—
Total gross estimated fair value of derivatives (1)	9,127	3,805	7,247	2,774
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	9,127	3,805	7,247	2,774
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,495)	(2,495)	(1,742)	(1,742)
OTC-cleared	(802)	(802)	(638)	(638)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(4,532)	(2)	(2,470)	(2)
OTC-cleared	(88)	(34)	(97)	(40)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,004)	(438)	(2,161)	(333)
OTC-cleared	—	(1)	—	(3)
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$206	$33	$139	$16
__________________

(1)
At March 31, 2015 and December 31, 2014, derivative assets include income or expense accruals reported in accrued investment income or in other liabilities of $133 million and $143 million, respectively, and derivative liabilities include income or expense accruals reported in accrued investment income or in other liabilities of ($5) million and $42 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $180 million and $138 million at March 31, 2015 and December 31, 2014, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2015 and December 31, 2014, the Company received excess cash collateral of $69 million and $0, respectively, and provided excess cash collateral of $33 million and $31 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2015 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2015 and December 31, 2014, the Company received excess securities collateral with an estimated fair value of $284 million and $243 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2015 and December 31, 2014, the Company provided excess securities collateral with an estimated fair value of $62 million and $57 million, respectively, for its OTC-bilateral derivatives, and $193 million and $155 million, respectively, for its OTC-cleared derivatives, and $20 million and $17 million respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
March 31, 2015
Derivatives subject to financial strength-contingent provisions	$466	$499	$—	$—	$—
Derivatives not subject to financial strength-contingent provisions	4	—	2	—	—
Total	$470	$499	$2	$—	$—
December 31, 2014
Derivatives subject to financial strength-contingent provisions	$334	$390	$—	$—	$—
Derivatives not subject to financial strength-contingent provisions	4	—	2	—	—
Total	$338	$390	$2	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2015	December 31, 2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$712	$657
Options embedded in debt or equity securities	Investments	(221)	(150)
Net embedded derivatives within asset host contracts		$491	$507

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(477)	$(548)
Assumed guaranteed minimum benefits	Policyholder account balances	95	72
Funds withheld on ceded reinsurance	Other liabilities	1,278	1,200
Other	Policyholder account balances	8	7
Net embedded derivatives within liability host contracts		$904	$731

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net derivative gains (losses) (1), (2)	$(102)	$(97)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $16 million and $0 for the three months ended March 31, 2015 and 2014, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($3) million and ($2) million for the three months ended March 31, 2015 and 2014, respectively.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	March 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$59,914	$5,189	$65,103
U.S. Treasury and agency	21,412	18,594	—	40,006
Foreign corporate	—	25,194	3,507	28,701
RMBS	1,238	24,305	3,557	29,100
ABS	—	5,811	1,325	7,136
CMBS	—	6,856	313	7,169
State and political subdivision	—	6,691	—	6,691
Foreign government	—	3,594	167	3,761
Total fixed maturity securities	22,650	150,959	14,058	187,667
Equity securities:
Common stock	594	711	59	1,364
Non-redeemable preferred stock	—	567	166	733
Total equity securities	594	1,278	225	2,097
Trading and FVO securities:
Actively Traded securities	48	656	10	714
FVO general account securities	—	—	14	14
FVO securities held by CSEs	—	5	10	15
Total trading and FVO securities	48	661	34	743
Short-term investments (1)	1,143	4,918	880	6,941
Residential mortgage loans — FVO	—	—	329	329
Derivative assets: (2)
Interest rate	—	6,453	22	6,475
Foreign currency exchange rate	—	1,955	9	1,964
Credit	—	142	11	153
Equity market	6	281	115	402
Total derivative assets	6	8,831	157	8,994
Net embedded derivatives within asset host contracts (3)	—	—	712	712
Separate account assets (4)	27,857	115,421	1,725	145,003
Total assets	$52,298	$282,068	$18,120	$352,486
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$1,510	$1	$1,511
Foreign currency exchange rate	—	1,753	—	1,753
Credit	—	16	—	16
Equity market	—	376	154	530
Total derivative liabilities	—	3,655	155	3,810
Net embedded derivatives within liability host contracts (3)	—	8	896	904
Long-term debt	—	78	30	108
Long-term debt of CSEs — FVO	—	—	12	12
Trading liabilities (5)	206	46	—	252
Total liabilities	$206	$3,787	$1,093	$5,086

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At March 31, 2015 and December 31, 2014, equity securities also included embedded derivatives of ($221) million and ($150) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 7% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2015.

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
The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

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
• deal performance
• vintage of loans

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

Instrument	Level 2 Observable Inputs		Level 3 Unobservable Inputs
Equity Securities
Common and Non-redeemable preferred stock
	Valuation Techniques: Principally the market approach.		Valuation Techniques: Principally the market and income approaches.
	Key Input:		Key Inputs:
	•	quoted prices in markets that are not considered active	•	credit ratings
			•	issuance structures
			•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
			•	independent non-binding broker quotations
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
______________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives — Freestanding Derivatives Valuation Techniques and Key Inputs.”

Derivatives
The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives, or through the use of pricing models for OTC-bilateral and OTC-cleared derivatives. The determination of estimated fair value when quoted market values are not available is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”

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
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curve	•	swap yield curve	•	swap yield curve	•	swap yield curve
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (2)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility

Level 3	•	swap yield curve (1)	•	swap yield curve (1)	•	swap yield curve (1)	•	dividend yield curves (1)
	•	basis curves (1)	•	basis curves (1)	•	credit curves (1)	•	equity volatility (1)
			•	cross currency basis curves (1)	•	credit spreads	•	correlation between model inputs (2)
			•	currency correlation	•	repurchase rates
					•	independent non-binding broker quotations
______________

(1)	Extrapolation beyond the observable limits of the curve(s).

(2)	Option-based only.

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
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

The estimated fair value of the embedded equity and bond indexed derivatives contained in certain funding agreements is determined using market standard swap valuation models and observable market inputs, including a nonperformance risk adjustment. The estimated fair value of these embedded derivatives are included, along with their funding agreements host, within policyholder account balances with changes in estimated fair value recorded in net derivative gains (losses). Changes in equity and bond indices, interest rates and the Company’s credit standing may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at March 31, 2015, transfers between Levels 1 and 2 were not significant. For assets and liabilities measured at estimated fair value and still held at December 31, 2014, there were no transfers between Levels 1 and 2.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

Transfers out of Level 3 for fixed maturity securities and short-term investments resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.
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

					March 31, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(45)	-	240	39	(40)	-	240	39	Decrease
			•	Offered quotes (5)	64	-	100	96	64	-	130	96	Increase
	•	Market pricing	•	Quoted prices (5)	6	-	531	130	—	-	590	126	Increase
	•	Consensus pricing	•	Offered quotes (5)	67	-	139	100	98	-	126	101	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	22	-	120	96	22	-	120	97	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	30	-	114	93	1	-	118	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	15	-	110	101	15	-	110	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	56	-	106	99	56	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	264	-	264		290	-	290		Increase (11)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	—	-	—		—	-	—		Increase (11)
			•	Correlation (8)	40%	-	54%		40%	-	55%
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	100		98	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	15%	-	28%		15%	-	27%		Increase (11)
			•	Correlation (8)	70%	-	70%		70%	-	70%

Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.10%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (13)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	30%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0.08%	-	10%		0.07%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	0.48%		0.03%	-	0.46%		Decrease (18)
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

(10)	At both March 31, 2015 and December 31, 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

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

(14)
Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value, as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	Foreign Government
	(In millions)
Three Months Ended March 31, 2015
Balance, beginning of period	$4,937	$—	$3,591	$3,629	$1,492	$449	$202
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	(1)	—	3	10	—	—	—
Net investment gains (losses)	—	—	(10)	2	(6)	—	(23)
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	45	—	(66)	(10)	(13)	(10)	28
Purchases (3)	288	—	4	233	317	—	1
Sales (3)	(118)	—	(72)	(203)	(171)	(93)	(41)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	93	—	82	—	8	—	—
Transfers out of Level 3 (4)	(55)	—	(25)	(104)	(302)	(33)	—
Balance, end of period	$5,189	$—	$3,507	$3,557	$1,325	$313	$167
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$(1)	$—	$—	$11	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended March 31, 2015
Balance, beginning of period	$52	$163	$5	$14	$12	$230	$308
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	22
Net investment gains (losses)	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	3	(1)	—	—	—	—	—
Purchases (3)	3	4	5	—	—	880	60
Sales (3)	—	—	—	—	(1)	(2)	(49)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(12)
Transfers into Level 3 (4)	1	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	(1)	(228)	—
Balance, end of period	$59	$166	$10	$14	$10	$880	$329
Changes in unrealized gains (losses) included in net income (loss):(5)
Net investment income	$—	$—	$—	$—	$—	$—	$22
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt	Long-term Debt of CSEs — FVO
	(In millions)
Three Months Ended March 31, 2015
Balance, beginning of period	$17	$7	$12	$(30)	$(67)	$1,615	$(35)	$(13)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	33	—	—
Net derivative gains (losses)	(1)	2	(1)	(10)	(70)	—	—	—
OCI	5	—	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	189	—	—
Sales (3)	—	—	—	—	—	(106)	—	—
Issuances (3)	—	—	—	—	—	1	—	—
Settlements (3)	—	—	—	1	(47)	(1)	5	1
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(6)	—	—
Balance, end of period	$21	$9	$11	$(39)	$(184)	$1,725	$(30)	$(12)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$(1)	$2	$(1)	$(10)	$(67)	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	Foreign Government
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$5,269	$62	$3,198	$2,513	$2,526	$430	$274
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	(1)	—	1	9	4	—	—
Net investment gains (losses)	(6)	—	—	5	(42)	—	(6)
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	123	—	91	(15)	66	2	11
Purchases (3)	382	—	143	346	429	8	—
Sales (3)	(165)	—	(23)	(157)	(252)	(17)	(31)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—
Transfers into Level 3 (4)	164	—	129	133	84	18	100
Transfers out of Level 3 (4)	(476)	(42)	(345)	(50)	(1,370)	(125)	(143)
Balance, end of period	$5,290	$20	$3,194	$2,784	$1,445	$316	$205
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$(1)	$—	$1	$9	$—	$—	$—
Net investment gains (losses)	$(6)	$—	$—	$(1)	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$50	$278	$12	$14	$—	$175	$338
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	3
Net investment gains (losses)	2	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	7	5	—	—	—	—	—
Purchases (3)	3	—	11	—	—	646	28
Sales (3)	(5)	—	(5)	—	(1)	(39)	(5)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(12)
Transfers into Level 3 (4)	—	33	—	—	12	—	—
Transfers out of Level 3 (4)	—	—	(7)	—	—	(96)	—
Balance, end of period	$57	$316	$11	$14	$11	$686	$352
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$3
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt	Long-term Debt of CSEs — FVO
	(In millions)
Three Months Ended March 31, 2014
Balance, beginning of period	$(1)	$14	$23	$—	$48	$1,209	$(43)	$(28)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	35	—	—
Net derivative gains (losses)	1	—	(4)	—	(91)	—	—	—
OCI	18	—	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	281	—	—
Sales (3)	—	—	—	—	—	(44)	—	—
Issuances (3)	—	—	(3)	—	—	24	—	—
Settlements (3)	—	—	—	—	15	(2)	1	13
Transfers into Level 3 (4)	—	—	—	—	—	18	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(57)	18	—
Balance, end of period	$18	$14	$16	$—	$(28)	$1,464	$(24)	$(15)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$1	$(1)	$(4)	$—	$(88)	$—	$—	$—
__________________

(1)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses), while changes in estimated fair value of residential mortgage loans - FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses).

(2)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(3)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(4)
Gains and losses in net income (loss) and OCI are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(5)	Changes in unrealized gains (losses) included in net income (loss) relate to assets and liabilities still held at the end of the respective periods.

(6)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(7)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

	March 31, 2015	December 31, 2014
	(In millions)
Unpaid principal balance	$466	$436
Difference between estimated fair value and unpaid principal balance	(137)	(128)
Carrying value at estimated fair value	$329	$308
Loans in non-accrual status	$162	$125
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In millions)
Contractual principal balance	$105	$115	$26	$26
Difference between estimated fair value and contractual principal balance	3	2	(14)	(13)
Carrying value at estimated fair value (1)	$108	$117	$12	$13
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$92	$163	$4	$—
Other limited partnership interests (2)	$22	$—	$(10)	$—
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both March 31, 2015 and 2014 were not significant.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$50,670	$—	$—	$52,659	$52,659
Policy loans	$8,512	$—	$795	$9,765	$10,560
Real estate joint ventures	$24	$—	$—	$54	$54
Other limited partnership interests	$582	$—	$—	$754	$754
Other invested assets	$2,383	$—	$2,253	$211	$2,464
Premiums, reinsurance and other receivables	$15,056	$—	$1,334	$14,626	$15,960
Liabilities
Policyholder account balances	$73,079	$—	$—	$75,134	$75,134
Long-term debt	$1,897	$—	$2,057	$265	$2,322
Other liabilities	$22,007	$—	$2,544	$20,192	$22,736
Separate account liabilities	$63,296	$—	$63,296	$—	$63,296

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$48,751	$—	$—	$50,992	$50,992
Policy loans	$8,491	$—	$796	$9,614	$10,410
Real estate joint ventures	$30	$—	$—	$54	$54
Other limited partnership interests	$635	$—	$—	$819	$819
Other invested assets	$2,385	$—	$2,270	$220	$2,490
Premiums, reinsurance and other receivables	$13,845	$—	$94	$14,607	$14,701
Liabilities
Policyholder account balances	$73,225	$—	$—	$75,481	$75,481
Long-term debt	$1,897	$—	$2,029	$268	$2,297
Other liabilities	$20,139	$—	$609	$20,133	$20,742
Separate account liabilities	$60,840	$—	$60,840	$—	$60,840

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
Policy Loans
Policy loans with fixed interest rates are classified within Level 3. The estimated fair values for these loans are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk, as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. Policy loans with variable interest rates are classified within Level 2 and the estimated fair value approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.
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
Policyholder Account Balances
These policyholder account balances include investment contracts. Embedded derivatives on investment contracts and certain variable annuity guarantees accounted for as embedded derivatives are excluded from this caption in the preceding tables as they are separately presented in “— Recurring Fair Value Measurements.”
The investment contracts primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts (“TCA”). The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended March 31, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,200	$1,073	$(3)	$(2,236)	$5,034
OCI before reclassifications	165	139	(33)	—	271
Deferred income tax benefit (expense)	(57)	(49)	9	—	(97)
OCI before reclassifications, net of income tax	6,308	1,163	(27)	(2,236)	5,208
Amounts reclassified from AOCI	35	521	—	56	612
Deferred income tax benefit (expense)	(12)	(182)	—	(20)	(214)
Amounts reclassified from AOCI, net of income tax	23	339	—	36	398
Balance, end of period	$6,331	$1,502	$(27)	$(2,200)	$5,606

	Three Months Ended March 31, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,468	$236	$31	$(1,577)	$2,158
OCI before reclassifications	2,708	249	7	1	2,965
Deferred income tax benefit (expense)	(946)	(87)	(4)	—	(1,037)
OCI before reclassifications, net of income tax	5,230	398	34	(1,576)	4,086
Amounts reclassified from AOCI	37	(48)	—	44	33
Deferred income tax benefit (expense)	(13)	17	—	(16)	(12)
Amounts reclassified from AOCI, net of income tax	24	(31)	—	28	21
Balance, end of period	$5,254	$367	$34	$(1,548)	$4,107
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2015	2014
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$50	$(87)	Net investment gains (losses)
Net unrealized investment gains (losses)	25	17	Net investment income
Net unrealized investment gains (losses)	(110)	33	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(35)	(37)
Income tax (expense) benefit	12	13
Net unrealized investment gains (losses), net of income tax	$(23)	$(24)

Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$5	$16	Net derivative gains (losses)
Interest rate swaps	2	2	Net investment income
Interest rate forwards	2	—	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Foreign currency swaps	(532)	30	Net derivative gains (losses)
Foreign currency swaps	—	(1)	Net investment income
Credit forwards	1	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(521)	48
Income tax (expense) benefit	182	(17)
Gains (losses) on cash flow hedges, net of income tax	$(339)	$31

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(57)	$(44)
Amortization of prior service (costs) credit	1	—
Amortization of defined benefit plan items, before income tax	(56)	(44)
Income tax (expense) benefit	20	16
Amortization of defined benefit plan items, net of income tax	$(36)	$(28)
Total reclassifications, net of income tax	$(398)	$(21)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Compensation	$548	$483
Pension, postretirement and postemployment benefit costs	54	87
Commissions	151	182
Volume-related costs	39	(88)
Affiliated interest costs on ceded and assumed reinsurance	219	240
Capitalization of DAC	(112)	(100)
Amortization of DAC and VOBA	208	242
Interest expense on debt	32	39
Premium taxes, licenses and fees	88	77
Professional services	239	224
Rent and related expenses, net of sublease income	19	32
Other	5	(70)
Total other expenses	$1,490	$1,348

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

10. Employee Benefit Plans (continued)

The Company also provides certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. Participating affiliates are allocated a proportionate share of net expense and contributions related to the postemployment and other postretirement plans.
The components of net periodic benefit costs were as follows:

	Three Months Ended March 31,
	2015		2014
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$54	$4	$46	$3
Interest costs	101	22	103	21
Expected return on plan assets	(134)	(20)	(111)	(18)
Amortization of net actuarial (gains) losses	47	10	41	2
Amortization of prior service costs (credit)	—	(1)	—	—
Allocated to affiliates (1)	(15)	(4)	(2)	—
Net periodic benefit costs	$53	$11	$77	$8
__________________

(1)	The prior year allocated pension and other postretirement benefit plan costs have been reclassified to conform to the current year presentation.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2015. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2015, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $400 million.
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
As reported in the 2014 Annual Report, Metropolitan Life Insurance Company received approximately 4,636 asbestos-related claims in 2014. During the three months ended March 31, 2015 and 2014, Metropolitan Life Insurance Company received approximately 1,046 and 1,366 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2015.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission (“SEC”); federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”) seeking a broad range of information. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

Sales Practices Regulatory Matters
Regulatory authorities in a small number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company, New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”). These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Unclaimed Property Litigation
West Virginia Lawsuits
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
Total Control Accounts Litigation
Metropolitan Life Insurance Company is a defendant in lawsuits related to its use of retained asset accounts, known as TCA, as a settlement option for death benefits.
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
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
This putative class action lawsuit alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the putative class. The court denied Metropolitan Life Insurance Company’s motion to dismiss the complaint. The Company intends to defend this action vigorously.
Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Ins. Co. (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by Metropolitan Life Insurance Company from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions have been consolidated with the Robainas action. The consolidated complaint alleges that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. MetLife intends to defend this action vigorously.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

Intoccia v. Metropolitan Life Ins. Co. (S.D.N.Y., April 20, 2015); and Weilert v. Metropolitan Life Ins. Co. (S.D.N.Y., April 30, 2015)
Plaintiffs filed these putative class actions on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums for Guaranteed Benefits Insurance Riders attached to variable annuity contracts with Metropolitan Life Insurance Company from 2009 through 2015 (the “Annuities”). The complaints allege that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for Guaranteed Benefits Insurance Riders attached to the Annuities. MetLife intends to defend these actions vigorously.
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that Metropolitan Life Insurance Company, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On August 8, 2014, the court denied the parties’ motions for summary judgment. The court has not yet set a new trial date.
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
C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013); Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.); and Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed these lawsuits against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The C-Mart and Cadenasso cases were voluntarily dismissed. In the Fauley case, the court in Illinois issued a final order certifying a nationwide settlement class and approving a settlement under which Metropolitan Life Insurance Company agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. An objector to the settlement has filed a notice to appeal the approval order.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11. Contingencies, Commitments and Guarantees (continued)

Voshall v. Metropolitan Life Ins. Co. (Superior Court of the State of California, County of Los Angeles, April 8, 2015)
Plaintiff filed this putative class action lawsuit on behalf of himself and all persons covered under a long-term group disability income insurance policy issued by Metropolitan Life Insurance Company to public entities in California between April 8, 2011 and April 8, 2015. Plaintiff alleges that Metropolitan Life Insurance Company improperly reduced benefits by including cost of living adjustments and employee paid contributions in the employer retirement benefits and other income that reduces the benefit payable under such policies. Plaintiff asserts causes of action for declaratory relief, violation of the California Business & Professions Code, breach of contract and breach of the implied covenant of good faith and fair dealing. The Company intends to defend this action vigorously.
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
Summary
Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.3 billion and $3.9 billion at March 31, 2015 and December 31, 2014, respectively.

Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $3.9 billion and $3.6 billion at March 31, 2015 and December 31, 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $541 million and $589 million for the three months ended March 31, 2015 and 2014, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $34 million and $30 million for the three months ended March 31, 2015 and 2014, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $40 million and $35 million for the three months ended March 31, 2015 and 2014, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $370 million and $312 million for the three months ended March 31, 2015 and 2014, respectively, and were reimbursed to the Company by these affiliates.
The Company had net receivables (payables) with affiliates related to the items discussed above of $107 million and ($169) million at March 31, 2015 and December 31, 2014, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Premiums
Reinsurance assumed	$161	$221
Reinsurance ceded	(15)	(13)
Net premiums	$146	$208
Universal life and investment-type product policy fees
Reinsurance assumed	$12	$12
Reinsurance ceded	(36)	(67)
Net universal life and investment-type product policy fees	$(24)	$(55)
Other revenues
Reinsurance assumed	$1	$(3)
Reinsurance ceded	162	158
Net other revenues	$163	$155
Policyholder benefits and claims
Reinsurance assumed	$172	$230
Reinsurance ceded	(28)	(37)
Net policyholder benefits and claims	$144	$193
Interest credited to policyholder account balances
Reinsurance assumed	$9	$8
Reinsurance ceded	(22)	(26)
Net interest credited to policyholder account balances	$(13)	$(18)
Other expenses
Reinsurance assumed	$66	$88
Reinsurance ceded	150	148
Net other expenses	$216	$236
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	March 31, 2015		December 31, 2014
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$361	$15,491	$257	$15,453
Deferred policy acquisition costs and value of business acquired	385	(237)	370	(231)
Total assets	$746	$15,254	$627	$15,222
Liabilities
Future policy benefits	$1,201	$—	$1,146	$—
Policyholder account balances	307	—	288	—
Other policy-related balances	316	34	264	32
Other liabilities	6,546	13,598	6,610	13,545
Total liabilities	$8,370	$13,632	$8,308	$13,577

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions (continued)

The Company ceded two blocks of business to two affiliates on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $21 million and $20 million at March 31, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with these embedded derivatives were less than ($1) million and ($20) million for the three months ended March 31, 2015 and 2014, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $712 million and $657 million at March 31, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivatives were $53 million and $140 million for the three months ended March 31, 2015 and 2014, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $1.2 billion and $1.1 billion at March 31, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivative were ($88) million and ($203) million for the three months ended March 31, 2015 and 2014, respectively.
In January 2014, the Company entered into an agreement with MetLife USA which reinsured all existing New York insurance policies and annuity contracts that include a separate account feature. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company's consolidated balance sheet. The embedded derivative related to this agreement is included within policyholder account balances and was $4 million at both March 31, 2015 and December 31, 2014. Net derivative gains (losses) associated with the embedded derivative were less than ($1) million and ($2) million for the three months ended March 31, 2015 and 2014, respectively.
In November 2014, the Company entered into an agreement to assume 100% of certain variable annuities including guaranteed minimum benefit guarantees on a modified coinsurance basis from First MetLife. As a result of this reinsurance agreement, the significant effects to the Company were decreases in other liabilities of $259 million and $269 million at March 31, 2015 and December 31, 2014, respectively. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at fair value on the Company's consolidated balance sheet. The embedded derivative related to this agreement is included within policyholder account balances and was $91 million and $68 million at March 31, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivative was ($24) million for the three months ended March 31, 2015. The Company made a one-time payment of cash and cash equivalents to First MetLife of $218 million at December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management's narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company's interim condensed consolidated financial statements included elsewhere herein.
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
As anticipated, in the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income. Consequently, prior period results for the three months ended March 31, 2014 were impacted as follows:

•	Retail’s operating earnings increased by $33 million, net of $4 million of income tax benefit;

•	Group, Voluntary & Worksite Benefits’ operating earnings decreased by $5 million, net of $3 million of income tax benefit;

•	Corporate Benefit Funding’s operating earnings decreased by $15 million, net of $9 million of income tax benefit; and

•	Corporate & Other’s operating earnings decreased by $13 million, net of $16 million of income tax.
Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
In December 2014, Metropolitan Life Insurance Company distributed to MetLife, as a dividend, all of the issued and outstanding shares of common stock of its wholly-owned, broker-dealer subsidiary, New England Securities Corporation (“NES”). See Note 3 of the Notes to the Consolidated Financial Statements in the 2014 Annual Report for further information.

Regulatory Developments
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of the states of domicile of our U.S. insurance companies. As a subsidiary of MetLife, Inc., a non-bank systemically important financial institution (“non-bank SIFI”), we are affected by MetLife, Inc.’s regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Reserve Bank of New York (“FRB of NY”) and the Federal Deposit Insurance Corporation (“FDIC”). We may also be affected by any additional capital requirements to which MetLife, Inc. may be subject as a global systemically important insurer (“G-SII”). Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”).
The regulation of the global financial services industry has received renewed scrutiny as a result of the disruptions in the financial markets. Significant regulatory reforms have been recently adopted and additional reforms proposed, and these or other reforms could be implemented. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2014 Annual Report, as amended and supplemented elsewhere herein, and “Business — Regulation,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2014 Annual Report. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed by President Obama in July 2010, effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank which are in various stages of implementation, many of which are not likely to be completed for some time.
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the New York State Department of Financial Services (the “Department of Financial Services”), to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators in January 2013 and March 2014. Because MetLife, Inc. is now supervised as a non-bank SIFI, an April 2015 Supervisory College was co-chaired by the Department of Financial Services and the FRB of NY and attended by MetLife’s key U.S. and international regulators, including the FDIC, which has joint authority with the Federal Reserve Board over MetLife’s resolution plan. See “Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” below. We have not received any reports or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
In the first quarter of 2015, the Department of Financial Services announced that it would integrate regular, targeted assessments of cyber-security preparedness at insurance companies as part of its examination process, propose regulations requiring heightened standards for cyber-security and examine stronger measures related to representations and warranties insurance companies receive from third-party vendors. The Department of Financial Services also issued an information request to insurers requiring the submission of detailed information on security policies, procedures and programs, on the basis of which it will perform a comprehensive risk assessment of each institution followed by expanded information technology examinations that focus more attention on cyber-security. MetLife has submitted its response to this request.

Regulation of MetLife, Inc. as a Non-Bank SIFI
Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with Dodd-Frank, the Federal Reserve Board proposed a rule (“Regulation YY”) that would have applied a set of prudential standards to non-bank SIFIs, including enhanced risk-based capital (“RBC”) requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies and early remediation procedures. The Federal Reserve Board’s proposal contemplated that these standards could be tailored for different companies on an individual basis or by category, taking into consideration their capital structure, riskiness, complexity, financial activities, size, and any other risk-related factors that the Federal Reserve Board deems appropriate. In February 2014, the Federal Reserve Board adopted amendments to Regulation YY to implement certain of the enhanced prudential standards for bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more. While Regulation YY, as originally proposed, would have applied to non-bank SIFIs, the final rule does not. However, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. and its impact on us remain unclear.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans would have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. As a non-bank SIFI, MetLife, Inc. will be required to submit a resolution plan by December 31, 2016, unless the Federal Reserve Board and FDIC require a different due date.
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen.
The Department of Labor (“DOL”) proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife, in providing investment advice with respect to ERISA plans or IRAs, could be deemed a fiduciary under ERISA or the Code. The DOL also proposed amendments to its prohibited transaction exemption that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements in respect of, transactions involving ERISA plans, plan participants and IRAs. If the new DOL proposals become final, MetLife may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide.

Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G‑SIIs. In July 2013 and November 2014, the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. The FSB will continue to update the list annually.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR and HLA results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR until fully adopted and implemented in 2019. Work on HLA development is in early stages and how the HLA requirements will be computed remains unclear. It is expected that the IAIS will publish an exposure draft of HLA requirements in June 2015; they are required to be finalized by the end of 2015. HLA requirements are to be applied in 2019 to companies designated as G-SIIs in 2017. In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. The IAIS will finalize an Interim ICS by the end of 2018 with the further goal of reaching an Ultimate ICS at some later date. The FSB and IAIS propose that national authorities ensure that any insurers identified as G-SIIs be subject to additional requirements consistent with the framework of policy measures, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS policy measures would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. and other designated G-SIIs is uncertain.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (”VOBA”);

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of employee benefit plan liabilities;
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report.
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business.
MetLife’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
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

Results of Operations
Consolidated Results
Sales experience was positive in the majority of our businesses for the current period as compared to the prior period. With the improving employment picture and gradual growth in the U.S. economy, our group term life, dental, disability and voluntary benefits businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. Despite a decline in funding ratios for defined benefit pension plans of Standard & Poor’s Ratings Services (“S&P”) 500 companies, we experienced an increase in sales of pension closeouts. In our Retail segment, individual disability sales increased while annuity sales decreased.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Revenues
Premiums	$5,138	$4,984
Universal life and investment-type product policy fees	636	593
Net investment income	2,966	2,947
Other revenues	397	426
Net investment gains (losses)	225	(32)
Net derivative gains (losses)	500	119
Total revenues	9,862	9,037
Expenses
Policyholder benefits and claims and policyholder dividends	6,143	6,012
Interest credited to policyholder account balances	537	529
Capitalization of DAC	(112)	(100)
Amortization of DAC and VOBA	208	242
Interest expense on debt	32	39
Other expenses	1,362	1,167
Total expenses	8,170	7,889
Income (loss) from continuing operations before provision for income tax	1,692	1,148
Provision for income tax expense (benefit)	502	320
Income (loss) from continuing operations, net of income tax	1,190	828
Income (loss) from discontinued operations, net of income tax	—	(3)
Net income (loss)	1,190	825
Less: Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,189	$824
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
During the three months ended March 31, 2015, income (loss) from continuing operations, before provision for income tax, increased $544 million ($362 million, net of income tax) over the prior period primarily driven by favorable changes in net derivative gains (losses) and net investment gains (losses).

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

Direct, assumed and ceded variable annuity embedded derivatives are referred to as “VA program derivatives” in the following table. All other embedded derivatives and all freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$270	$183
Foreign currency exchange rate	275	25
Credit	27	8
Non-VA embedded derivatives	(111)	(232)
Total non-VA program derivatives	461	(16)
VA program derivatives
Embedded derivatives-direct/assumed guarantees:
Market risks	(25)	27
Nonperformance risk	16	—
Other risks	(36)	(32)
Total	(45)	(5)
Embedded derivatives-ceded reinsurance:
Market and other risks	57	142
Nonperformance risk	(3)	(2)
Total	54	140
Freestanding derivatives hedging direct/assumed embedded derivatives	30	—
Total VA program derivatives	39	135
Net derivative gains (losses)	$500	$119
The favorable change in net derivative gains (losses) on non-VA program derivatives was $477 million ($310 million, net of income tax). This was primarily due to the strengthening of the U.S. dollar relative to other key currencies favorably impacting foreign currency swaps and forwards that primarily hedge foreign denominated fixed maturity securities. A change in the value of underlying assets and the recapture of a certain reinsurance agreement from an affiliate favorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. Higher interest rate volatility and mid to long-term interest rates, on average, decreasing more in the current period than in the prior period, favorably impacted receive-fixed interest rate swaptions and net long interest rate floors primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $96 million ($62 million, net of income tax). This was due to an unfavorable change of $111 million ($72 million, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by a favorable change of $15 million ($10 million, net of income tax) related to the nonperformance risk adjustment on the direct variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $16 million ($11 million, net of income tax) was primarily due to a favorable change of $14 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, as well as a favorable change of $2 million, before income tax, related to changes in our own credit spread.
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
Generally, a higher portion of the ceded reinsurance for guaranteed minimum income benefit (“GMIBs”) is accounted for as an embedded derivative as compared to the direct guarantees since the settlement provisions of the reinsurance agreements generally meet the accounting criteria of “net settlement.” This mismatch in accounting can lead to significant volatility in earnings, even though the risks inherent in these direct guarantees are fully covered by the ceded reinsurance.
The foregoing unfavorable change in net derivative gains (losses) on VA program derivatives of $96 million ($62 million, net of income tax) was primarily driven by changes in market factors, as well as by the recapture of certain variable annuities previously reinsured to an affiliate.
The primary changes in market factors are summarized as follows:

•
Key equity volatility measures increased in the current period and decreased in the prior period, contributing to a favorable change in our ceded reinsurance assets and freestanding derivatives and an unfavorable change in our direct and assumed embedded derivatives.

•
On average, mid to long-term interest rates decreased more in the current period than in the prior period, contributing to a favorable change in our ceded reinsurance assets and freestanding derivatives and an unfavorable change in our direct and assumed embedded derivatives. For example, the seven year U.S. swap rate decreased by 25 basis points in the current period and decreased by 13 basis points in the prior period.

•
Key equity index levels increased more in the current period than in the prior period, contributing to a favorable change in our direct and assumed embedded derivatives and an unfavorable change in our ceded reinsurance assets and freestanding derivatives. For example, the Russell 2000 Index increased by 4% in the current period and increased by 1% in the prior period.

The favorable change in net investment gains (losses) of $257 million ($167 million, net of income tax) primarily reflects a favorable change in foreign currency transaction gains due to the current period impact of the strengthening of the U.S. dollar relative to other key currencies, combined with higher net gains on sales and disposals of fixed maturity securities, partially offset by a reduction in net gains on sales of real estate joint ventures.
Income tax expense for the three months ended March 31, 2015 was $502 million, or 30% of income (loss) from continuing operations before provision for income tax, compared with $320 million, or 28% of income (loss) from continuing operations before provision for income tax, for the three months ended March 31, 2014. The Company’s current period and prior period effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income, and tax credits for low income housing.
On April 9, 2015, the U.S. Internal Revenue Service (“IRS”) issued to MetLife a Statutory Notice of Deficiency (the “Notice”) for years 2000, 2001 and 2002. The Notice asserted that MetLife owes additional taxes and interest for these years primarily due to the disallowance of foreign tax credits. The transactions that are the subject of the Notice continue through 2009, and it is likely that the IRS will seek to challenge these later periods. MetLife currently intends to pay in a timely manner the assessed tax plus interest for 2000 through 2002, and will subsequently file a claim for refund. MetLife will defend its position vigorously, and continues to believe that its reserves are sufficient to fund any income tax liability that could result from the IRS actions.
As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings decreased $25 million, net of income tax, to $844 million, net of income tax, for the three months ended March 31, 2015 from $869 million, net of income tax, for the three months ended March 31, 2014.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings
Three Months Ended March 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$409	$320	$448	$13	$1,190
Less: Net investment gains (losses)	64	3	186	(28)	225
Less: Net derivative gains (losses)	279	207	56	(42)	500
Less: Other adjustments to continuing operations (1)	(135)	(42)	(12)	(3)	(192)
Less: Provision for income tax (expense) benefit	(73)	(59)	(80)	25	(187)
Operating earnings	$274	$211	$298	$61	$844
Three Months Ended March 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$446	$199	$259	$(76)	$828
Less: Net investment gains (losses)	(3)	(12)	(49)	32	(32)
Less: Net derivative gains (losses)	156	117	47	(201)	119
Less: Other adjustments to continuing operations (1)	(117)	(40)	11	(4)	(150)
Less: Provision for income tax (expense) benefit	(12)	(22)	(4)	60	22
Operating earnings	$422	$156	$254	$37	$869
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended March 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$3,049	$4,637	$1,983	$193	$9,862
Less: Net investment gains (losses)	64	3	186	(28)	225
Less: Net derivative gains (losses)	279	207	56	(42)	500
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(43)	(42)	(14)	(3)	(102)
Total operating revenues	$2,749	$4,469	$1,755	$266	$9,239
Total expenses	$2,445	$4,134	$1,298	$293	$8,170
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	66	—	—	—	66
Less: Other adjustments to expenses (1)	25	—	(1)	—	24
Total operating expenses	$2,354	$4,134	$1,299	$293	$8,080
Three Months Ended March 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,872	$4,400	$1,628	$137	$9,037
Less: Net investment gains (losses)	(3)	(12)	(49)	32	(32)
Less: Net derivative gains (losses)	156	117	47	(201)	119
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(9)	—	—	—	(9)
Less: Other adjustments to revenues (1)	(64)	(40)	6	(5)	(103)
Total operating revenues	$2,792	$4,335	$1,624	$311	$9,062
Total expenses	$2,208	$4,088	$1,230	$363	$7,889
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	24	—	—	—	24
Less: Other adjustments to expenses (1)	20	—	(5)	(1)	14
Total operating expenses	$2,164	$4,088	$1,235	$364	$7,851
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$5,138	$4,984
Universal life and investment-type product policy fees	611	586
Net investment income	3,093	3,066
Other revenues	397	426
Total operating revenues	9,239	9,062
Operating expenses
Policyholder benefits and claims and policyholder dividends	6,127	6,003
Interest credited to policyholder account balances	536	526
Capitalization of DAC	(112)	(100)
Amortization of DAC and VOBA	135	215
Interest expense on debt	32	39
Other expenses	1,362	1,168
Total operating expenses	8,080	7,851
Provision for income tax expense (benefit)	315	342
Operating earnings	$844	$869
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
The primary driver of the decrease in operating earnings was a prior period adjustment to decrease expenses by $140 million to better align the allocation of acquisition expenses with affiliates’ sales revenue. Excluding this prior period adjustment, operating earnings improved as a result of higher net investment income from portfolio growth, a decrease in expenses and lower DAC amortization, partially offset by the impact of lower investment yields on net investment income. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
We benefited from higher sales and business growth across many of our products. An increase in our investment portfolio from funding agreement issuances in our Corporate Benefit Funding segment and growth in premiums in our Group, Voluntary & Worksite Benefits segment, generated higher net investment income. This was partially offset by the related increase in interest credited expense. In addition, negative net flows in our direct deferred variable annuity products resulted in lower asset-based fee income, partially offset by lower DAC amortization due to the decrease in our in-force business. The changes in business growth discussed above resulted in a $58 million increase in operating earnings.
Market factors, including the sustained low interest rate environment, continued to impact our investment yields, as well as our crediting rates. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans, as well as lower returns on private equity investments and real estate joint ventures. These decreases were partially offset by improved earnings on alternative investments, currency derivatives and prepayment fees. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. Higher average separate account balances drove an increase in asset-based fee income and lower DAC amortization resulting in an increase in operating earnings. The changes in market factors discussed above resulted in a $15 million decrease in operating earnings.

Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a $19 million increase in operating earnings. A $28 million decrease in expenses was the result of expense savings in a number of categories, the largest of which was employee-related costs. In addition, in our Group, Voluntary & Worksite Benefits segment, an increase in other operating expenses was more than offset by the remaining increase in premiums, fees and other revenues.
Less favorable mortality experience, driven by our Retail segment, was virtually offset by favorable morbidity experience, also in our Retail segment and favorable claims experience in our Group, Voluntary & Worksite Benefits segment. The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. In the current period, the Company realized additional tax benefits of $9 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.

Segment Results and Corporate & Other
Retail

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$983	$969
Universal life and investment-type product policy fees	379	360
Net investment income	1,344	1,378
Other revenues	43	85
Total operating revenues	2,749	2,792
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,656	1,590
Interest credited to policyholder account balances	235	240
Capitalization of DAC	(102)	(95)
Amortization of DAC and VOBA	121	205
Interest expense on debt	1	1
Other expenses	443	223
Total operating expenses	2,354	2,164
Provision for income tax expense (benefit)	121	206
Operating earnings	$274	$422
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Changes to our guarantee features since 2012, along with continued management of sales in the current period by focusing on pricing discipline and risk management, drove a 7% decrease in variable annuity sales. Fixed annuity sales were also lower by 53% the result of the sustained low interest rate environment. We expect our sales of annuities to increase in the future. To this end, we introduced new variable annuity products and/or enhancements in late 2014 and early 2015. Individual disability sales increased 23% as a result of focused marketing and increased engagement across our distribution channels. A significant portion of our operating earnings is driven by separate account balances. Most directly these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances continue to increase as a result of strong market performance, partially offset by negative net flows as surrenders and withdrawals exceeded sales.

The primary driver of the decrease in operating earnings was a prior period adjustment to decrease expenses by $140 million to better align the allocation of acquisition expenses with affiliates’ sales revenue.
A $12 million increase in operating earnings was attributable to market factors, including equity markets and interest rates. Higher average separate account balances drove an increase in asset-based fee income and lower DAC amortization resulting in an increase in operating earnings. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. A decline in equity market performance drove lower returns on private equity investments and hedge funds, partially offset by increased prepayment fees and income on alternative investments.
A $16 million increase in operating earnings was attributable to business growth. In our deferred annuities business, asset-based fee income increased as a result of the recapture of a ceded variable annuity reinsurance agreement from an affiliate. In our direct deferred variable annuity business, the negative net flows contributed to a decrease in average separate account balances, and consequently, asset-based fee income, which was partially offset by lower DAC amortization from the decrease in our in-force business. Operating earnings also decreased in the current period as result of the disposition of our former broker-dealer subsidiary, NES, in the fourth quarter of 2014. In addition, we earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to the prior period.
Unfavorable mortality experience in our life business resulted in a $30 million decrease in operating earnings. This negative result was partially offset by favorable morbidity experience in our individual disability income business resulting in a $7 million increase in operating earnings.
Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $7 million decrease in operating earnings.

Group, Voluntary & Worksite Benefits

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$3,711	$3,614
Universal life and investment-type product policy fees	188	178
Net investment income	459	439
Other revenues	111	104
Total operating revenues	4,469	4,335
Operating expenses
Policyholder benefits and claims and policyholder dividends	3,535	3,516
Interest credited to policyholder account balances	37	40
Capitalization of DAC	(4)	(4)
Amortization of DAC and VOBA	9	6
Other expenses	557	530
Total operating expenses	4,134	4,088
Provision for income tax expense (benefit)	124	91
Operating earnings	$211	$156
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
In the current period, premiums increased across the segment as a result of gradual growth in the U.S. economy, an improving employment picture and mild inflation. Our term life, dental, disability and voluntary benefits businesses generated premium growth through stronger sales and improved persistency, with the dental business also benefiting from pricing actions on existing business. The impact of experience adjustments on our term life participating contracts decreased premiums, representing a return to a more normal trend; however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, contributing to asset growth in the segment.
Our life business experienced favorable mortality in the current period, mainly due to a decrease in claims severity in the term life business, partially offset by higher claims incidence in the group universal life business, which resulted in an $11 million increase in operating earnings. Unfavorable claims experience in our disability business, primarily driven by higher approvals, was virtually offset by higher net closures and the impact of lapses on certain insurance liabilities in our long-term care business. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $27 million increase in operating earnings.
Investment yields improved as a result of higher returns on alternative investments, currency and interest rate derivatives and increased prepayment fees. This was partially offset by lower yields on our mortgage loans and fixed maturity securities, as a result of the sustained low interest rate environment, as well as lower returns on other limited partnership interests. Unlike in the Retail and Corporate Benefit Funding segments, in the Group Voluntary & Worksite Benefits segment, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The increase in investment yields, coupled with lower crediting rates in the current period, increased operating earnings by $6 million.

Growth in premiums, as well as an increase in allocated equity, partially offset by a reduction in policyholder account balances, resulted in an increase in our average invested assets, improving operating earnings by $10 million. Consistent with the growth in average invested assets from premiums, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased by $6 million. An increase in the annual assessment of the Patient Protection and Affordable Care Act fee increased other expenses by $7 million in the current period; however, the impact of the assessment was significantly offset by a related increase in premiums in the dental business. The remaining increase in other operating expenses, mainly the result of growth across the segment, partially offset by lower post-retirement benefit costs, was more than offset by the remaining increase in premiums, fees and other revenues.

Corporate Benefit Funding

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$415	$366
Universal life and investment-type product policy fees	44	48
Net investment income	1,225	1,143
Other revenues	71	67
Total operating revenues	1,755	1,624
Operating expenses
Policyholder benefits and claims and policyholder dividends	917	875
Interest credited to policyholder account balances	264	246
Capitalization of DAC	(6)	(1)
Amortization of DAC and VOBA	5	4
Interest expense on debt	1	3
Other expenses	118	108
Total operating expenses	1,299	1,235
Provision for income tax expense (benefit)	158	135
Operating earnings	$298	$254
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2015, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Higher pension plan closeouts in the current period resulted in an increase in premiums. Changes in premiums for this business were almost entirely offset by the related changes in policyholder benefits and claims.
The impact of current period deposits and funding agreement issuances resulted in higher invested assets, which drove an increase in net investment income that was partially offset by the related increase in interest credited expense and resulted in a $46 million increase in operating earnings.
The sustained low interest rate environment impacted our investment yields as well as our interest credited rates. Lower interest rates drove lower investment yields on fixed maturity securities, and mortgage loans. In addition, weaker equity markets in the current period resulted in lower returns on private equity investments. These unfavorable changes were partially offset by the favorable impact of changes in market factors resulting in higher income on interest rate and currency derivatives and improved earnings on alternative investments. Many of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower investment returns offset by lower interest credited expense resulted in a decrease in operating earnings of $17 million.
More favorable mortality, primarily from our pension closeout business, in the current period resulted in an $11 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both periods resulted in a slight decrease in operating earnings.

Corporate & Other

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$29	$35
Net investment income	65	106
Other revenues	172	170
Total operating revenues	266	311
Operating expenses
Policyholder benefits and claims and policyholder dividends	19	22
Interest expense on debt	30	35
Other expenses	244	307
Total operating expenses	293	364
Provision for income tax expense (benefit)	(88)	(90)
Operating earnings	$61	$37
The table below presents operating earnings by source net of income tax:

	Three Months Ended March 31,
	2015	2014
	(In millions)

Net investment income	$42	$69
Interest expense on debt	(20)	(23)
Acquisition costs	—	(2)
Corporate initiatives and projects	(18)	(25)
Incremental tax benefit	79	71
Other	(22)	(53)
Operating earnings	$61	$37
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Operating earnings increased $24 million over the prior period, primarily due to lower other operating expenses, partially offset by lower net investment income. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.

Net investment income decreased by $27 million. This decrease was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, lower yields on fixed maturity securities as a result of the sustained low interest rate environment, lower returns on real estate joint ventures and private equity investments, as well as lower income on interest rate and currency derivatives. These decreases were partially offset by increased income from higher average invested assets.
Expenses associated with corporate initiatives and projects decreased by $7 million primarily due to lower relocation costs, severance and consulting expenses associated with certain enterprise-wide initiatives.
Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In the current period, we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $8 million over the prior period.
Our results benefited from decreases in employee-related costs, higher state tax credits and lower advertising expenses totaling $11 million, lower corporate overhead expenses of $7 million and lower direct business and reinsurance costs of $7 million compared to the prior period.

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

•
Interest credited to policyholder account balances includes adjustments for scheduled periodic settlement payments and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

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
In this discussion, we sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. The following additional information is relevant to an understanding of our financial results:

•
Allocated equity is defined as the portion of common stockholders’ equity that management allocates to each of its segments and sub-segments based on MetLife’s economic capital model, coupled with considerations of local capital requirements. See “— Economic Capital.”

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2014 Annual Report; and (ii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
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
As reported in the 2014 Annual Report, Metropolitan Life Insurance Company received approximately 4,636 asbestos-related claims in 2014. During the three months ended March 31, 2015 and 2014, Metropolitan Life Insurance Company received approximately 1,046 and 1,366 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2015.

Total Control Accounts Litigation
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
This putative class action lawsuit alleges that Metropolitan Life Insurance Company’s use of the Total Control Account as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under the ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the putative class. The court denied Metropolitan Life Insurance Company’s motion to dismiss the complaint. The Company intends to defend this action vigorously.
Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Ins. Co. (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by Metropolitan Life Insurance Company from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions have been consolidated with the Robainas action. The consolidated complaint alleges that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit seeks recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. MetLife intends to defend this action vigorously.
Intoccia v. Metropolitan Life Ins. Co. (S.D.N.Y., April 20, 2015); and Weilert v. Metropolitan Life Ins. Co. (S.D.N.Y., April 30, 2015)
Plaintiffs filed these putative class actions on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums for Guaranteed Benefits Insurance Riders attached to variable annuity contracts with Metropolitan Life Insurance Company from 2009 through 2015 (the “Annuities”). The complaints allege that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for Guaranteed Benefits Insurance Riders attached to the Annuities. MetLife intends to defend these actions vigorously.
Other Litigation
C-Mart, Inc. v. Metropolitan Life Ins. Co., et al. (S.D. Fla., January 10, 2013); Cadenasso v. Metropolitan Life Insurance Co., et al. (N.D. Cal., November 26, 2013, subsequently transferred to S.D. Fla.); and Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)

Plaintiffs filed these lawsuits against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The C-Mart and Cadenasso cases were voluntarily dismissed. In the Fauley case, the court in Illinois issued a final order certifying a nationwide settlement class and approving a settlement under which Metropolitan Life Insurance Company agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. An objector to the settlement has filed a notice to appeal the approval order.

Voshall v. Metropolitan Life Ins. Co. (Superior Court of the State of California, County of Los Angeles, April 8, 2015)

Plaintiff filed this putative class action lawsuit on behalf of himself and all persons covered under a long-term group disability income insurance policy issued by Metropolitan Life Insurance Company to public entities in California between April 8, 2011 and April 8, 2015. Plaintiff alleges that Metropolitan Life Insurance Company improperly reduced benefits by including cost of living adjustments and employee paid contributions in the employer retirement benefits and other income that reduces the benefit payable under such policies. Plaintiff asserts causes of action for declaratory relief, violation of the California Business & Professions Code, breach of contract and breach of the implied covenant of good faith and fair dealing. The Company intends to defend this action vigorously.
Summary
Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, employer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company's business or operations described under “Risk Factors” in Part I, Item 1A, of the 2014 Annual Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2014 Annual Report.
Regulatory and Legal Risks
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
The following updates and replaces the similarly named sections of the risk factor entitled “Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2014 Annual Report. There have been no material changes to other sections of such risk factor. These sections include: “Insurance Regulation — U.S. Federal Regulation Affecting Insurance” and “General” within such risk factor included in the 2014 Annual Report.
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation — Insurance Regulation” included in the 2014 Annual Report, as supplemented by discussions of regulatory developments elsewhere herein and in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Regulatory Developments” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and as further supplemented below.
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
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Code. As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, his or her firm or their affiliates that vary according to the investment recommendation chosen.
The DOL proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife, in providing investment advice with respect to ERISA plans or IRAs, could be deemed a fiduciary under ERISA or the Code. The DOL also proposed amendments to its prohibited transaction exemption that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements in respect of, transactions involving ERISA plans, plan participants and IRAs. If the new DOL proposals become final, MetLife may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — ERISA Considerations,” as well as “Business — Regulation — ERISA Considerations” included in the 2014 Annual Report, for additional information regarding ERISA considerations.

Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
The following updates and replaces the similarly named section of the risk factor entitled “Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations” included in the 2014 Annual Report. There have been no other material changes to such risk factor. See “Global Systemically Important Insurers” within such risk factor included in the 2014 Annual Report.
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
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. If the Federal Reserve Board requires insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers, our business and competitive position could be materially and adversely affected. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs.
Additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs will likely include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. In addition, non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. The Federal Reserve Board also has the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, under the Volcker Rule, the Federal Reserve Board could impose additional capital requirements and quantitative limits on certain trading and investment activities of a non-bank SIFI. As a result of MetLife, Inc.’s designation as a non-bank SIFI, MetLife, Inc. will be subject to such requirements and limits as the Federal Reserve Board may impose, which could adversely affect our competitive position.
As a non-bank SIFI, MetLife, Inc. may consider structural and other business alternatives that may be available to it in response to such a designation, and we cannot predict the impact that any such alternatives, if implemented, may have on us.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Regulation of MetLife, Inc. as a Non-Bank SIFI,” as well as “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” included in the 2014 Annual Report, for additional information regarding regulation of MetLife, Inc. as a non-bank SIFI.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Metropolitan Life Insurance Company and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Metropolitan Life Insurance Company and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and Metropolitan Life Insurance Company’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission (“SEC”) website at www.sec.gov.)

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
Date: May 13, 2015

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