Form 10-Q
period 2015-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2015-08-12
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 12, 2015, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2015 (Unaudited) and December 31, 2014 and for the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	10
	Note 3 — Insurance	15
	Note 4 — Closed Block	17
	Note 5 — Investments	19
	Note 6 — Derivatives	34
	Note 7 — Fair Value	46
	Note 8 — Equity	74
	Note 9 — Other Expenses	77
	Note 10 — Employee Benefit Plans	77
	Note 11 — Contingencies, Commitments and Guarantees	78
	Note 12 — Related Party Transactions	84
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	87
Item 4.	Controls and Procedures	110

Part II — Other Information
Item 1.	Legal Proceedings	111
Item 1A.	Risk Factors	112
Item 6.	Exhibits	113

Signatures		114

Exhibit Index		E - 1

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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $166,520 and $173,604, respectively; includes $159 and $160, respectively, relating to variable interest entities)	$176,632	$188,911
Equity securities available-for-sale, at estimated fair value (cost: $2,028 and $1,926, respectively)	2,152	2,065
Trading and fair value option securities, at estimated fair value (includes $654 and $654, respectively, of actively traded securities; and $14 and $15, respectively, relating to variable interest entities)	683	705
Mortgage loans (net of valuation allowances of $270 and $258, respectively; includes $345 and $308, respectively, under the fair value option)	51,713	49,059
Policy loans	8,526	8,491
Real estate and real estate joint ventures (includes $0 and $8, respectively, relating to variable interest entities; includes $823 and $78, respectively, of real estate held-for-sale)	7,786	7,874
Other limited partnership interests (includes $27 and $34, respectively, relating to variable interest entities)	4,849	4,926
Short-term investments, principally at estimated fair value	8,512	4,474
Other invested assets (includes $55 and $56, respectively, relating to variable interest entities)	15,337	14,209
Total investments	276,190	280,714
Cash and cash equivalents, principally at estimated fair value (includes $6 and $2, respectively, relating to variable interest entities)	1,369	1,993
Accrued investment income (includes $2 and $3, respectively, relating to variable interest entities)	2,218	2,293
Premiums, reinsurance and other receivables (includes $1 and $2, respectively, relating to variable interest entities)	24,909	23,439
Deferred policy acquisition costs and value of business acquired	6,152	5,975
Current income tax recoverable	365	—
Other assets (includes $4 and $4, respectively, relating to variable interest entities)	4,677	4,469
Separate account assets	143,241	139,335
Total assets	$459,121	$458,218
Liabilities and Equity
Liabilities
Future policy benefits	$116,950	$117,402
Policyholder account balances	95,454	95,902
Other policy-related balances	7,330	5,840
Policyholder dividends payable	624	615
Policyholder dividend obligation	2,328	3,155
Payables for collateral under securities loaned and other transactions	21,959	24,167
Short-term debt	100	100
Long-term debt (includes $90 and $91, respectively, at estimated fair value, relating to variable interest entities)	2,011	2,027
Current income tax payable	—	44
Deferred income tax liability	3,150	3,835
Other liabilities (includes $2 and $17, respectively, relating to variable interest entities)	34,244	33,447
Separate account liabilities	143,241	139,335
Total liabilities	427,391	425,869
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,452	14,448
Retained earnings	13,721	12,470
Accumulated other comprehensive income (loss)	3,148	5,034
Total Metropolitan Life Insurance Company stockholder’s equity	31,326	31,957
Noncontrolling interests	404	392
Total equity	31,730	32,349
Total liabilities and equity	$459,121	$458,218
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Premiums	$5,065	$5,344	$10,203	$10,328
Universal life and investment-type product policy fees	647	590	1,283	1,183
Net investment income	3,059	2,994	6,025	5,941
Other revenues	386	437	783	863
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(1)	(6)	(12)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(2)	(4)	(11)	(1)
Other net investment gains (losses)	(91)	(52)	149	(76)
Total net investment gains (losses)	(93)	(57)	132	(89)
Net derivative gains (losses)	(231)	(56)	269	63
Total revenues	8,833	9,252	18,695	18,289
Expenses
Policyholder benefits and claims	5,659	5,902	11,498	11,618
Interest credited to policyholder account balances	544	545	1,081	1,074
Policyholder dividends	304	303	608	599
Other expenses	1,438	1,460	2,928	2,808
Total expenses	7,945	8,210	16,115	16,099
Income (loss) from continuing operations before provision for income tax	888	1,042	2,580	2,190
Provision for income tax expense (benefit)	220	293	722	613
Income (loss) from continuing operations, net of income tax	668	749	1,858	1,577
Income (loss) from discontinued operations, net of income tax	—	—	—	(3)
Net income (loss)	668	749	1,858	1,574
Less: Net income (loss) attributable to noncontrolling interests	6	—	7	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$662	$749	$1,851	$1,573
Comprehensive income (loss)	$(1,790)	$2,110	$(28)	$4,884
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	6	—	7	1
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(1,796)	$2,110	$(35)	$4,883
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$5	$14,448	$12,470	$5,034	$31,957	$392	$32,349
Capital contributions from MetLife, Inc.		2			2		2
Returns of capital		—			—		—
Excess tax benefits related to stock-based compensation		2			2		2
Dividend paid to MetLife, Inc.			(600)		(600)		(600)
Change in equity of noncontrolling interests					—	5	5
Net income (loss)			1,851		1,851	7	1,858
Other comprehensive income (loss), net of income tax				(1,886)	(1,886)		(1,886)
Balance at June 30, 2015	$5	$14,452	$13,721	$3,148	$31,326	$404	$31,730

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$5	$14,515	$9,352	$2,158	$26,030	$250	$26,280
Capital contributions from MetLife, Inc.		1			1		1
Returns of capital		(40)			(40)		(40)
Excess tax benefits related to stock-based compensation		4			4		4
Dividend paid to MetLife, Inc.			(558)		(558)		(558)
Change in equity of noncontrolling interests					—	119	119
Net income (loss)			1,573		1,573	1	1,574
Other comprehensive income (loss), net of income tax				3,310	3,310		3,310
Balance at June 30, 2014	$5	$14,480	$10,367	$5,468	$30,320	$370	$30,690
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$1,812	$2,953
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	44,645	29,944
Equity securities	52	81
Mortgage loans	5,867	4,867
Real estate and real estate joint ventures	310	408
Other limited partnership interests	324	250
Purchases of:
Fixed maturity securities	(36,929)	(34,640)
Equity securities	(150)	(89)
Mortgage loans	(8,532)	(5,149)
Real estate and real estate joint ventures	(244)	(767)
Other limited partnership interests	(308)	(332)
Cash received in connection with freestanding derivatives	631	340
Cash paid in connection with freestanding derivatives	(471)	(580)
Net change in policy loans	(35)	(22)
Net change in short-term investments	(4,044)	918
Net change in other invested assets	(234)	(118)
Net change in property, equipment and leasehold improvements	(122)	(66)
Other, net	—	(13)
Net cash provided by (used in) investing activities	760	(4,968)
Cash flows from financing activities
Policyholder account balances:
Deposits	29,483	30,788
Withdrawals	(29,655)	(30,011)
Net change in payables for collateral under securities loaned and other transactions	(2,208)	2,190
Net change in short-term debt	—	(320)
Long-term debt repaid	(16)	(21)
Dividends paid to MetLife, Inc.	(600)	(558)
Other, net	(200)	(165)
Net cash provided by (used in) financing activities	(3,196)	1,903
Change in cash and cash equivalents	(624)	(112)
Cash and cash equivalents, beginning of period	1,993	1,098
Cash and cash equivalents, end of period	$1,369	$986
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$64	$76
Income tax	$830	$428
Non-cash transactions:
Capital contributions from MetLife, Inc.	$2	$1
Deconsolidation of MetLife Core Property Fund:
Reduction of redeemable noncontrolling interests	$—	$774
Reduction of long-term debt	$—	$413
Reduction of real estate and real estate joint ventures	$—	$1,132
Issuance of short-term debt	$—	$245
Returns of capital	$—	$40
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
Adoption of New Accounting Pronouncements
Effective January 1, 2015, the Company adopted guidance requiring repurchase-to-maturity transactions and repurchase financing arrangements to be accounted for as secured borrowings and providing for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for securities lending transactions were not required until the second quarter of 2015. The Company has provided these enhanced disclosures in Note 5. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance on short-duration insurance contracts (Accounting Standards Update (“ASU”) 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts). The amendments in this new guidance are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The new guidance should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The new guidance requires insurance entities to provide users of financial statements with more transparent information about initial claim estimates and subsequent adjustments to these estimates, including reconciling from the claim development table to the balance sheet liability; methodologies and judgments in estimating claims; and the timing, and frequency of claims. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2015, the FASB issued new guidance on fair value measurement (ASU 2015‑07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The new amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs (ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. Early adoption of the new guidance is permitted for financial statements that have not been previously issued. The new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability, consistent with debt discounts, rather than as an asset. However, the current recognition and measurement guidance for debt issuance costs are not affected by the new guidance. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those years and should be applied retrospectively to all periods presented. Early adoption of this standard is not permitted. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. Consequently, prior period results for the three months and six months ended June 30, 2014 were impacted as follows:

•	Retail’s operating earnings increased (decreased) by $30 million and $63 million, net of ($4) million and ($8) million of income tax expense (benefit), respectively;

•	Group, Voluntary & Worksite Benefits’ operating earnings increased (decreased) by ($4) million and ($9) million, net of ($1) million and ($4) million of income tax expense (benefit), respectively;

•	Corporate Benefit Funding’s operating earnings increased (decreased) by ($14) million and ($29) million, net of ($13) million and ($22) million of income tax expense (benefit), respectively; and

•	Corporate & Other’s operating earnings increased (decreased) by ($12) million and ($25) million, net of $18 million and $34 million of income tax expense (benefit), respectively.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

	Operating Results
Three Months Ended June 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,027	$3,696	$315	$27	$5,065	$—	$5,065
Universal life and investment-type product policy fees	388	183	51	—	622	25	647
Net investment income	1,346	462	1,305	51	3,164	(105)	3,059
Other revenues	42	111	78	155	386	—	386
Net investment gains (losses)	—	—	—	—	—	(93)	(93)
Net derivative gains (losses)	—	—	—	—	—	(231)	(231)
Total revenues	2,803	4,452	1,749	233	9,237	(404)	8,833
Expenses
Policyholder benefits and claims and policyholder dividends	1,558	3,519	847	25	5,949	14	5,963
Interest credited to policyholder account balances	239	38	266	—	543	1	544
Capitalization of DAC	(109)	(3)	(4)	(1)	(117)	—	(117)
Amortization of DAC and VOBA	151	7	6	—	164	(80)	84
Interest expense on debt	1	—	2	29	32	1	33
Other expenses	504	569	125	248	1,446	(8)	1,438
Total expenses	2,344	4,130	1,242	301	8,017	(72)	7,945
Provision for income tax expense (benefit)	143	119	177	(102)	337	(117)	220
Operating earnings	$316	$203	$330	$34	883
Adjustments to:
Total revenues					(404)
Total expenses					72
Provision for income tax (expense) benefit					117
Income (loss) from continuing operations, net of income tax					$668		$668

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$999	$3,643	$671	$31	$5,344	$—	$5,344
Universal life and investment-type product policy fees	355	180	46	—	581	9	590
Net investment income	1,363	447	1,197	97	3,104	(110)	2,994
Other revenues	91	105	78	163	437	—	437
Net investment gains (losses)	—	—	—	—	—	(57)	(57)
Net derivative gains (losses)	—	—	—	—	—	(56)	(56)
Total revenues	2,808	4,375	1,992	291	9,466	(214)	9,252
Expenses
Policyholder benefits and claims and policyholder dividends	1,498	3,512	1,161	16	6,187	18	6,205
Interest credited to policyholder account balances	244	39	259	—	542	3	545
Capitalization of DAC	(85)	(4)	(18)	—	(107)	—	(107)
Amortization of DAC and VOBA	139	5	5	—	149	3	152
Interest expense on debt	1	—	2	33	36	1	37
Other expenses	429	537	128	283	1,377	1	1,378
Total expenses	2,226	4,089	1,537	332	8,184	26	8,210
Provision for income tax expense (benefit)	190	106	156	(76)	376	(83)	293
Operating earnings	$392	$180	$299	$35	906
Adjustments to:
Total revenues					(214)
Total expenses					(26)
Provision for income tax (expense) benefit					83
Income (loss) from continuing operations, net of income tax					$749		$749

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$2,010	$7,407	$730	$56	$10,203	$—	$10,203
Universal life and investment-type product policy fees	767	371	95	—	1,233	50	1,283
Net investment income	2,690	921	2,530	116	6,257	(232)	6,025
Other revenues	85	222	149	327	783	—	783
Net investment gains (losses)	—	—	—	—	—	132	132
Net derivative gains (losses)	—	—	—	—	—	269	269
Total revenues	5,552	8,921	3,504	499	18,476	219	18,695
Expenses
Policyholder benefits and claims and policyholder dividends	3,214	7,054	1,764	44	12,076	30	12,106
Interest credited to policyholder account balances	474	75	530	—	1,079	2	1,081
Capitalization of DAC	(211)	(7)	(10)	(1)	(229)	—	(229)
Amortization of DAC and VOBA	272	16	11	—	299	(7)	292
Interest expense on debt	2	—	3	59	64	1	65
Other expenses	947	1,126	243	492	2,808	(8)	2,800
Total expenses	4,698	8,264	2,541	594	16,097	18	16,115
Provision for income tax expense (benefit)	264	243	335	(190)	652	70	722
Operating earnings	$590	$414	$628	$95	1,727
Adjustments to:
Total revenues					219
Total expenses					(18)
Provision for income tax (expense) benefit					(70)
Income (loss) from continuing operations, net of income tax					$1,858		$1,858

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,968	$7,257	$1,037	$66	$10,328	$—	$10,328
Universal life and investment-type product policy fees	715	358	94	—	1,167	16	1,183
Net investment income	2,741	886	2,340	203	6,170	(229)	5,941
Other revenues	176	209	145	333	863	—	863
Net investment gains (losses)	—	—	—	—	—	(89)	(89)
Net derivative gains (losses)	—	—	—	—	—	63	63
Total revenues	5,600	8,710	3,616	602	18,528	(239)	18,289
Expenses
Policyholder benefits and claims and policyholder dividends	3,088	7,028	2,036	38	12,190	27	12,217
Interest credited to policyholder account balances	484	79	505	—	1,068	6	1,074
Capitalization of DAC	(180)	(8)	(19)	—	(207)	—	(207)
Amortization of DAC and VOBA	344	11	9	—	364	30	394
Interest expense on debt	2	—	5	68	75	1	76
Other expenses	652	1,067	236	590	2,545	—	2,545
Total expenses	4,390	8,177	2,772	696	16,035	64	16,099
Provision for income tax expense (benefit)	396	197	291	(166)	718	(105)	613
Operating earnings	$814	$336	$553	$72	1,775
Adjustments to:
Total revenues					(239)
Total expenses					(64)
Provision for income tax (expense) benefit					105
Income (loss) from continuing operations, net of income tax					$1,577		$1,577

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2015	December 31, 2014
	(In millions)
Retail	$181,119	$181,207
Group, Voluntary & Worksite Benefits	43,651	43,718
Corporate Benefit Funding	207,512	203,281
Corporate & Other	26,839	30,012
Total	$459,121	$458,218
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
Variable Annuities
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
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	June 30, 2015		December 31, 2014
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuities
Total contract account value	$62,527	$29,311	$62,810	$29,474
Separate account value	$50,895	$28,198	$51,077	$28,347
Net amount at risk	$880	$239	$702	$244
Average attained age of contractholders	65 years	63 years	65 years	63 years

Two Tier and Other Annuities
Account value	N/A	$404	N/A	$456
Net amount at risk	N/A	$144	N/A	$153
Average attained age of contractholders	N/A	55 years	N/A	55 years

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
3. Insurance (continued)

	June 30, 2015		December 31, 2014
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$8,336	$1,071	$8,213	$1,091
Net amount at risk	$77,236	$7,902	$78,758	$8,164
Average attained age of policyholders	55 years	61 years	54 years	60 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2015	December 31, 2014
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,367	$41,667
Other policy-related balances	283	265
Policyholder dividends payable	485	461
Policyholder dividend obligation	2,328	3,155
Current income tax payable	4	1
Other liabilities	570	646
Total closed block liabilities	45,037	46,195
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,799	29,199
Equity securities available-for-sale, at estimated fair value	120	91
Mortgage loans	6,202	6,076
Policy loans	4,645	4,646
Real estate and real estate joint ventures	649	666
Other invested assets	1,061	1,065
Total investments	40,476	41,743
Cash and cash equivalents	395	227
Accrued investment income	464	477
Premiums, reinsurance and other receivables	93	67
Deferred income tax assets	269	289
Total assets designated to the closed block	41,697	42,803
Excess of closed block liabilities over assets designated to the closed block	3,340	3,392
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	1,720	2,291
Unrealized gains (losses) on derivatives, net of income tax	45	28
Allocated to policyholder dividend obligation, net of income tax	(1,513)	(2,051)
Total amounts included in AOCI	252	268
Maximum future earnings to be recognized from closed block assets and liabilities	$3,592	$3,660
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$3,155	$1,771
Change in unrealized investment and derivative gains (losses)	(827)	1,384
Balance, end of period	$2,328	$3,155

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Revenues
Premiums	$457	$473	$887	$919
Net investment income	498	522	1,013	1,052
Net investment gains (losses)	2	8	1	8
Net derivative gains (losses)	(13)	(3)	12	(4)
Total revenues	944	1,000	1,913	1,975
Expenses
Policyholder benefits and claims	643	645	1,251	1,269
Policyholder dividends	244	243	484	476
Other expenses	36	38	73	79
Total expenses	923	926	1,808	1,824
Revenues, net of expenses before provision for income tax expense (benefit)	21	74	105	151
Provision for income tax expense (benefit)	8	26	37	53
Revenues, net of expenses and provision for income tax expense (benefit)	$13	$48	$68	$98
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

	June 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$57,834	$4,608	$770	$—	$61,672	$59,532	$6,246	$421	$—	$65,357
U.S. Treasury and agency	34,817	3,362	236	—	37,943	34,391	4,698	19	—	39,070
Foreign corporate	27,196	1,423	854	—	27,765	28,395	1,934	511	—	29,818
RMBS	25,442	1,249	203	22	26,466	26,893	1,493	157	66	28,163
ABS	6,662	68	78	—	6,652	8,206	102	82	—	8,226
CMBS	6,108	155	61	—	6,202	7,705	241	33	—	7,913
State and political subdivision	5,618	888	41	—	6,465	5,329	1,197	6	—	6,520
Foreign government	2,843	667	43	—	3,467	3,153	761	70	—	3,844
Total fixed maturity securities	$166,520	$12,420	$2,286	$22	$176,632	$173,604	$16,672	$1,299	$66	$188,911
Equity securities
Common stock	$1,317	$124	$24	$—	$1,417	$1,236	$142	$26	$—	$1,352
Non-redeemable preferred stock	711	59	35	—	735	690	53	30	—	713
Total equity securities	$2,028	$183	$59	$—	$2,152	$1,926	$195	$56	$—	$2,065
The Company held non-income producing fixed maturity securities with an estimated fair value of $5 million and $6 million with unrealized gains (losses) of $4 million and $5 million at June 30, 2015 and December 31, 2014, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$6,476	$35,785	$34,982	$51,065	$38,212	$166,520
Estimated fair value	$6,478	$37,283	$36,521	$57,030	$39,320	$176,632
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

	June 30, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$12,178	$616	$1,487	$154	$8,950	$260	$2,251	$161
U.S. Treasury and agency	5,820	233	252	3	3,933	6	982	13
Foreign corporate	9,063	712	969	142	7,052	397	1,165	114
RMBS	6,282	107	1,177	118	3,141	63	1,900	160
ABS	2,896	54	805	24	3,147	45	732	37
CMBS	1,320	42	314	19	772	20	461	13
State and political subdivision	624	37	18	4	26	—	76	6
Foreign government	517	31	57	12	327	32	265	38
Total fixed maturity securities	$38,700	$1,832	$5,079	$476	$27,348	$823	$7,832	$542
Equity securities
Common stock	$167	$24	$2	$—	$98	$26	$1	$—
Non-redeemable preferred stock	45	1	135	34	32	—	139	30
Total equity securities	$212	$25	$137	$34	$130	$26	$140	$30
Total number of securities in an unrealized loss position	3,343		444		1,997		642
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2015. Future other-than-temporary impairment (“OTTI”) will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $943 million during the six months ended June 30, 2015 to $2.3 billion. The increase in gross unrealized losses for the six months ended June 30, 2015 was primarily attributable to an increase in interest rates, and to a lesser extent, widening credit spreads.
At June 30, 2015, $158 million of the total $2.3 billion of gross unrealized losses were from 34 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $158 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $134 million, or 85%, were related to gross unrealized losses on 20 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $158 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $24 million, or 15%, were related to gross unrealized losses on 14 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and U.S. corporate securities (primarily industrial industry securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and evaluates U.S. corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities increased $3 million during the six months ended June 30, 2015 to $59 million. Of the $59 million, $25 million were from six securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $25 million, 64% were from securities rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock securities.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$33,201	64.2%	$32,482	66.2%
Agricultural	11,075	21.4	11,033	22.5
Residential	7,362	14.2	5,494	11.2
Subtotal (1)	51,638	99.8	49,009	99.9
Valuation allowances	(270)	(0.5)	(258)	(0.5)
Subtotal mortgage loans, net	51,368	99.3	48,751	99.4
Residential — fair value option (“FVO”)	345	0.7	308	0.6
Total mortgage loans, net	$51,713	100.0%	$49,059	100.0%
__________________

(1)
Purchases of mortgage loans were $745 million and $2.2 billion for the three months and six months ended June 30, 2015, respectively. Purchases of mortgage loans were $812 million and $1.4 billion for the three months and six months ended June 30, 2014, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2015
Commercial	$70	$70	$18	$83	$83	$33,048	$162	$135
Agricultural	47	44	3	16	16	11,015	33	57
Residential	—	—	—	91	83	7,279	54	83
Total	$117	$114	$21	$190	$182	$51,342	$249	$275
December 31, 2014
Commercial	$75	$75	$24	$84	$84	$32,323	$158	$135
Agricultural	47	45	2	14	13	10,975	33	56
Residential	—	—	—	40	37	5,457	41	37
Total	$122	$120	$26	$138	$134	$48,755	$232	$228
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $152 million, $60 million and $70 million, respectively, for the three months ended June 30, 2015; and $154 million, $60 million and $59 million, respectively, for the six months ended June 30, 2015.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $372 million, $85 million and $9 million, respectively, for the three months ended June 30, 2014; and $387 million, $88 million and $8 million, respectively, for the six months ended June 30, 2014.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2015				2014
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$182	$35	$41	$258	$213	$40	$19	$272
Provision (release)	(2)	1	22	21	(7)	(3)	4	(6)
Charge-offs, net of recoveries	—	—	(9)	(9)	(24)	—	(1)	(25)
Balance, end of period	$180	$36	$54	$270	$182	$37	$22	$241

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
June 30, 2015
Loan-to-value ratios
Less than 65%	$27,357	$898	$478	$28,733	86.5%	$29,877	87.1%
65% to 75%	3,261	335	53	3,649	11.0	3,664	10.7
76% to 80%	108	—	8	116	0.4	119	0.3
Greater than 80%	378	235	90	703	2.1	658	1.9
Total	$31,104	$1,468	$629	$33,201	100.0%	$34,318	100.0%
December 31, 2014
Loan-to-value ratios
Less than 65%	$26,810	$746	$761	$28,317	87.2%	$29,860	87.7%
65% to 75%	2,783	391	86	3,260	10.0	3,322	9.8
76% to 80%	109	—	8	117	0.4	121	0.3
Greater than 80%	384	256	148	788	2.4	736	2.2
Total	$30,086	$1,393	$1,003	$32,482	100.0%	$34,039	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$10,412	94.0%	$10,462	94.8%
65% to 75%	523	4.8	469	4.2
76% to 80%	70	0.6	17	0.2
Greater than 80%	70	0.6	85	0.8
Total	$11,075	100.0%	$11,033	100.0%
The estimated fair value of agricultural mortgage loans was $11.4 billion at both June 30, 2015 and December 31, 2014.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators
Performing	$6,862	93.2%	$5,345	97.3%
Nonperforming	500	6.8	149	2.7
Total	$7,362	100.0%	$5,494	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The estimated fair value of residential mortgage loans was $7.6 billion and $5.6 billion at June 30, 2015 and December 31, 2014, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2015 and December 31, 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Commercial	$—	$—	$70	$75
Agricultural	33	1	46	41
Residential	500	149	500	149
Total	$533	$150	$616	$265
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During both the three months and six months ended June 30, 2015 and 2014, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $543 million and $1.0 billion at June 30, 2015 and December 31, 2014, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2015	December 31, 2014
	(In millions)
Fixed maturity securities	$10,101	$15,374
Fixed maturity securities with noncredit OTTI losses in AOCI	(22)	(66)
Total fixed maturity securities	10,079	15,308
Equity securities	170	173
Derivatives	1,749	1,649
Other	81	87
Subtotal	12,079	17,217
Amounts allocated from:
Future policy benefits	(829)	(1,964)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(3)
DAC, VOBA and DSI	(667)	(918)
Policyholder dividend obligation	(2,328)	(3,155)
Subtotal	(3,825)	(6,040)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	9	25
Deferred income tax benefit (expense)	(2,886)	(3,928)
Net unrealized investment gains (losses)	5,377	7,274
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$5,376	$7,273
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$(66)	$(149)
Noncredit OTTI losses and subsequent changes recognized	11	10
Securities sold with previous noncredit OTTI loss	78	41
Subsequent changes in estimated fair value	(45)	32
Balance, end of period	$(22)	$(66)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2015
(In millions)
Balance, beginning of period	$7,273
Fixed maturity securities on which noncredit OTTI losses have been recognized	44
Unrealized investment gains (losses) during the period	(5,182)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,135
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	2
DAC, VOBA and DSI	251
Policyholder dividend obligation	827
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(16)
Deferred income tax benefit (expense)	1,042
Net unrealized investment gains (losses)	5,376
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$5,376
Change in net unrealized investment gains (losses)	$(1,897)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$(1,897)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2015 and December 31, 2014.
Securities Lending
The Company participates in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned at inception of the loan. The Company monitors the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary throughout the duration of the loan.
Elements of the securities lending program are presented below at:

	June 30, 2015	December 31, 2014
	(In millions)
Securities on loan: (1)
Amortized cost	$17,536	$19,099
Estimated fair value	$18,592	$21,185
Cash collateral on deposit from counterparties (2)	$19,039	$21,635
Security collateral on deposit from counterparties (3)	$37	$19
Reinvestment portfolio — estimated fair value	$19,281	$22,046
__________________

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$7,403	$5,571	$5,323	$696	$18,993	99.8%
Agency RMBS	—	—	7	—	7	—
U.S. corporate	—	28	—	—	28	0.1
Foreign corporate	—	11	—	—	11	0.1
Foreign government	—	—	—	—	—	—
Total	$7,403	$5,610	$5,330	$696	$19,039	100.0%

	December 31, 2014
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$7,346	$7,401	$3,912	$—	$18,659	86.2%
Agency RMBS	—	387	2,015	—	2,402	11.1
U.S. corporate	109	148	—	—	257	1.2
Foreign corporate	152	89	—	—	241	1.1
Foreign government	22	54	—	—	76	0.4
Total	$7,629	$8,079	$5,927	$—	$21,635	100.0%
_________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2015 was $7.2 billion, all of which were U.S. Treasury and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. Treasury and agency, ABS, U.S. corporate and foreign corporate securities) with over 60% invested in agency RMBS, U.S. Treasury and agency securities, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	June 30, 2015	December 31, 2014
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,299	$1,421
Invested assets pledged as collateral (1)	20,465	20,712
Total invested assets on deposit and pledged as collateral	$21,764	$22,133
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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2015 and December 31, 2014. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	June 30, 2015		December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Fixed maturity securities (1)	$162	$78	$163	$78
Other invested assets	58	—	59	—
Other limited partnership interests	34	—	37	—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	14	14	16	15
Real estate joint ventures	—	—	9	15
Total	$268	$92	$284	$108
__________________

(1)
The Company consolidates certain fixed maturity securities purchased in an investment vehicle which was partially funded with affiliated long-term debt. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million and $1 million for both the three months and six months ended June 30, 2015 and 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

(2)
The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both June 30, 2015 and December 31, 2014. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million and $1 million for the three months and six months ended June 30, 2015 and 2014, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$39,320	$39,320	$44,302	$44,302
U.S. and foreign corporate	1,700	1,700	1,919	1,919
Other limited partnership interests	3,589	4,317	3,722	4,833
Other invested assets	1,553	1,972	1,683	2,003
Real estate joint ventures	41	62	52	74
Total	$46,203	$47,371	$51,678	$53,131
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $197 million and $212 million at June 30, 2015 and December 31, 2014, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the six months ended June 30, 2015 and 2014.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Investment income:
Fixed maturity securities	$2,051	$2,101	$4,074	$4,120
Equity securities	23	25	43	45
Trading and FVO securities — Actively Traded and FVO general account securities (1)	—	18	18	35
Mortgage loans	648	571	1,248	1,151
Policy loans	108	111	219	224
Real estate and real estate joint ventures	253	211	409	369
Other limited partnership interests	176	164	316	381
Cash, cash equivalents and short-term investments	6	6	12	12
Operating joint venture	4	(1)	6	(1)
Other	20	3	129	15
Subtotal	3,289	3,209	6,474	6,351
Less: Investment expenses	231	216	450	411
Subtotal, net	3,058	2,993	6,024	5,940
FVO CSEs — interest income:
Securities	1	1	1	1
Subtotal	1	1	1	1
Net investment income	$3,059	$2,994	$6,025	$5,941
__________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were ($39) million and ($43) million for the three months and six months ended June 30, 2015, respectively, and $8 million and $16 million for the three months and six months ended June 30, 2014, respectively.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
Trading and fair value option securities (“FVO securities”) are primarily comprised of securities for which the FVO has been elected. The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO securities include certain fixed maturity and equity securities held-for-investment by the general account to support asset/liability management strategies for certain insurance products and investments in certain separate accounts. FVO securities also include securities held by CSEs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$—	$(3)	$(6)
Total U.S. and foreign corporate securities	—	—	(3)	(6)
RMBS	(2)	(5)	(14)	(7)
OTTI losses on fixed maturity securities recognized in earnings	(2)	(5)	(17)	(13)
Fixed maturity securities — net gains (losses) on sales and disposals	48	(16)	115	(97)
Total gains (losses) on fixed maturity securities	46	(21)	98	(110)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	(15)	—	(15)
Common stock	(8)	(3)	(8)	(4)
OTTI losses on equity securities recognized in earnings	(8)	(18)	(8)	(19)
Equity securities — net gains (losses) on sales and disposals	—	33	(2)	36
Total gains (losses) on equity securities	(8)	15	(10)	17
Mortgage loans	(7)	17	(44)	8
Other limited partnership interests	(9)	(34)	8	(34)
Real estate and real estate joint ventures	19	9	23	73
Other investment portfolio gains (losses)	(23)	5	(12)	3
Subtotal — investment portfolio gains (losses)	18	(9)	63	(43)
FVO CSEs:
Long-term debt — related to securities	—	(1)	—	(1)
Non-investment portfolio gains (losses)	(111)	(47)	69	(45)
Subtotal FVO CSEs and non-investment portfolio gains (losses)	(111)	(48)	69	(46)
Total net investment gains (losses)	$(93)	$(57)	$132	$(89)
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($140) million and $17 million for the three months and six months ended June 30, 2015, respectively, and ($37) million and ($88) million for the three months and six months ended June 30, 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the tables below. Investment gains and losses on sales of securities are determined on a specific identification basis.

	Three Months Ended June 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$16,054	$11,352	$13	$64
Gross investment gains	$200	$51	$2	$34
Gross investment losses	(152)	(67)	(2)	(1)
OTTI losses	(2)	(5)	(8)	(18)
Net investment gains (losses)	$46	$(21)	$(8)	$15

	Six Months Ended June 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$32,079	$20,803	$28	$69
Gross investment gains	$400	$105	$6	$37
Gross investment losses	(285)	(202)	(8)	(1)
OTTI losses	(17)	(13)	(8)	(19)
Net investment gains (losses)	$98	$(110)	$(10)	$17
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Balance, beginning of period	$264	$271	$263	$277
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	—	1	—
Additional impairments — credit loss OTTI on securities previously impaired	1	4	11	5
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(70)	(7)	(80)	(14)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	—	(1)	—
Balance, end of period	$194	$268	$194	$268

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities and other invested assets, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$—	$600	$—
Amortized cost of invested assets transferred to affiliates	$—	$—	$567	$—
Net investment gains (losses) recognized on transfers	$—	$—	$33	$—
Estimated fair value of invested assets transferred from affiliates	$101	$91	$101	$445
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2014 Annual Report.
The Company has affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $2.0 billion at both June 30, 2015 and December 31, 2014. Net investment income from affiliated loans was $25 million and $48 million for the three months and six months ended June 30, 2015, respectively, and $22 million and $45 million for the three months and six months ended June 30, 2014, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which is included in other invested assets, totaling $100 million at both June 30, 2015 and December 31, 2014. The note was issued in December 2014, bears interest at a fixed rate of 3.17%, payable semiannually, and is due on June 30, 2020. Net investment income from this surplus note was $1 million and $2 million for the three months and six months ended June 30, 2015, respectively.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $39 million and $79 million for the three months and six months ended June 30, 2015, respectively, and $39 million and $83 million for the three months and six months ended June 30, 2014, respectively. The Company also earned additional affiliated net investment income of $1 million and $2 million for the three months and six months ended June 30, 2015, respectively, and $1 million and $2 million for the three months and six months ended June 30, 2014, respectively.
6. Derivatives
Accounting for Derivatives
Freestanding Derivatives
Freestanding derivatives are carried on the Company’s balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•
Fair value hedge (a hedge of the estimated fair value of a recognized asset or liability) - in net derivative gains (losses), consistent with the change in estimated fair value of the hedged item attributable to the designated risk being hedged.

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
Embedded Derivatives
The Company sells variable annuities and issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

•	the combined instrument is not accounted for in its entirety at estimated fair value with changes in estimated fair value recorded in earnings;

•	the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and

•	a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.

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
To a lesser extent, the Company uses exchange-traded interest rate futures in non-qualifying hedging relationships.

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
TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Interbank Offered Rate (also, LIBOR), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in non-qualifying hedging relationships.
Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2015			December 31, 2014
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,522	$1,941	$16	$5,632	$2,031	$18
Foreign currency swaps	Foreign currency exchange rate	3,078	125	225	2,709	65	101
Subtotal		8,600	2,066	241	8,341	2,096	119
Cash flow hedges:
Interest rate swaps	Interest rate	2,500	325	13	2,191	447	—
Interest rate forwards	Interest rate	70	13	—	70	18	—
Foreign currency swaps	Foreign currency exchange rate	16,686	789	993	14,895	501	614
Subtotal		19,256	1,127	1,006	17,156	966	614
Total qualifying hedges		27,856	3,193	1,247	25,497	3,062	733
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	55,304	1,919	1,004	56,394	2,213	1,072
Interest rate floors	Interest rate	17,551	252	50	36,141	319	108
Interest rate caps	Interest rate	44,862	79	1	41,227	134	1
Interest rate futures	Interest rate	50	—	—	70	—	—
Interest rate options	Interest rate	7,099	364	27	6,399	379	15
Synthetic GICs	Interest rate	4,211	—	—	4,298	—	—
Foreign currency swaps	Foreign currency exchange rate	8,642	339	213	8,774	359	176
Foreign currency forwards	Foreign currency exchange rate	3,559	69	37	3,985	92	80
Credit default swaps — purchased	Credit	881	12	9	857	8	11
Credit default swaps — written	Credit	6,966	112	4	7,419	130	5
Equity futures	Equity market	1,039	—	2	954	10	—
Equity index options	Equity market	7,281	320	365	7,698	328	352
Equity variance swaps	Equity market	5,764	84	158	5,678	60	146
TRRs	Equity market	948	23	—	911	10	33
Total non-designated or non-qualifying derivatives		164,157	3,573	1,870	180,805	4,042	1,999
Total		$192,013	$6,766	$3,117	$206,302	$7,104	$2,732

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2015 and December 31, 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Derivatives and hedging gains (losses) (1)	$(736)	$122	$(134)	$338
Embedded derivatives gains (losses)	505	(178)	403	(275)
Total net derivative gains (losses)	$(231)	$(56)	$269	$63
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Qualifying hedges:
Net investment income	$48	$34	$107	$68
Interest credited to policyholder account balances	14	33	17	65
Non-qualifying hedges:
Net investment income	(1)	(1)	(2)	(2)
Net derivative gains (losses)	123	114	266	236
Policyholder benefits and claims	—	—	1	—
Total	$184	$180	$389	$367
Non-Qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2015
Interest rate derivatives	$(657)	$—	$—
Foreign currency exchange rate derivatives	(292)	—	—
Credit derivatives — purchased	—	1	—
Credit derivatives — written	(27)	—	—
Equity derivatives	(14)	(2)	(5)
Total	$(990)	$(1)	$(5)
Three Months Ended June 30, 2014
Interest rate derivatives	$7	$—	$—
Foreign currency exchange rate derivatives	(120)	—	—
Credit derivatives — purchased	(6)	(1)	—
Credit derivatives — written	18	—	—
Equity derivatives	—	(3)	—
Total	$(101)	$(4)	$—
Six Months Ended June 30, 2015
Interest rate derivatives	$(419)	$—	$—
Foreign currency exchange rate derivatives	230	—	—
Credit derivatives — purchased	4	—	—
Credit derivatives — written	(23)	1	—
Equity derivatives	(84)	(6)	(31)
Total	$(292)	$(5)	$(31)
Six Months Ended June 30, 2014
Interest rate derivatives	$51	$—	$—
Foreign currency exchange rate derivatives	(109)	—	—
Credit derivatives — purchased	(9)	—	—
Credit derivatives — written	12	—	—
Equity derivatives	—	(6)	—
Total	$(55)	$(6)	$—
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$4	$(2)	$2
	Policyholder liabilities (1)	(350)	347	(3)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	5	2
	Foreign-denominated policyholder account balances (2)	110	(112)	(2)
Total		$(239)	$238	$(1)
Three Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$(1)	$2	$1
	Policyholder liabilities (1)	131	(125)	6
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	3	—
	Foreign-denominated policyholder account balances (2)	2	(4)	(2)
Total		$129	$(124)	$5
Six Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$—	$3	$3
	Policyholder liabilities (1)	(162)	158	(4)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	7	(3)	4
	Foreign-denominated policyholder account balances (2)	(139)	133	(6)
Total		$(294)	$291	$(3)
Six Months Ended June 30, 2014
Interest rate swaps:	Fixed maturity securities	$(1)	$3	$2
	Policyholder liabilities (1)	331	(320)	11
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(7)	7	—
	Foreign-denominated policyholder account balances (2)	(26)	29	3
Total		$297	$(281)	$16
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0 and $4 million for the three months and six months ended June 30, 2015, respectively, and ($2) million and ($4) million for the three months and six months ended June 30, 2014, respectively.
At both June 30, 2015 and December 31, 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At June 30, 2015 and December 31, 2014, the balance in AOCI associated with cash flow hedges was $1.7 billion and $1.6 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2015
Interest rate swaps	$(228)	$7	$4	$(1)
Interest rate forwards	(9)	1	—	—
Foreign currency swaps	(57)	255	(1)	(2)
Credit forwards	—	—	—	—
Total	$(294)	$263	$3	$(3)
Three Months Ended June 30, 2014
Interest rate swaps	$106	$11	$2	$(5)
Interest rate forwards	1	1	—	—
Foreign currency swaps	2	47	—	—
Credit forwards	—	—	—	—
Total	$109	$59	$2	$(5)
Six Months Ended June 30, 2015
Interest rate swaps	$(83)	$12	$6	$1
Interest rate forwards	(5)	3	1	—
Foreign currency swaps	(67)	(277)	(1)	1
Credit forwards	—	1	—	—
Total	$(155)	$(261)	$6	$2
Six Months Ended June 30, 2014
Interest rate swaps	$288	$27	$4	$—
Interest rate forwards	22	1	1	—
Foreign currency swaps	48	77	(1)	(1)
Credit forwards	—	—	—	—
Total	$358	$105	$4	$(1)
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2015, $43 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.0 billion and $7.4 billion at June 30, 2015 and December 31, 2014, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2015 and December 31, 2014, the Company would have received $108 million and $125 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$3	$330	2.2	$5	$415	2.2
Credit default swaps referencing indices	4	1,416	2.9	10	1,566	2.7
Subtotal	7	1,746	2.7	15	1,981	2.6
Baa
Single name credit default swaps (corporate)	12	847	2.7	15	1,002	2.8
Credit default swaps referencing indices	48	3,550	4.6	59	3,687	4.5
Subtotal	60	4,397	4.3	74	4,689	4.1
Ba
Single name credit default swaps (corporate)	1	65	2.6	—	60	3.0
Credit default swaps referencing indices	—	100	1.5	(1)	100	2.0
Subtotal	1	165	1.9	(1)	160	2.4
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	40	658	4.9	37	589	4.9
Subtotal	40	658	4.9	37	589	4.9
Total	$108	$6,966	3.9	$125	$7,419	3.8
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.0 billion and $7.4 billion from the table above were $180 million and $60 million at June 30, 2015 and December 31, 2014, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $104 million and $15 million in gross notional amount and $4 million and $1 million in estimated fair value at June 30, 2015 and December 31, 2014, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2015		December 31, 2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,241	$2,485	$6,497	$2,092
OTC-cleared (1)	650	672	740	682
Exchange-traded	—	2	10	—
Total gross estimated fair value of derivatives (1)	6,891	3,159	7,247	2,774
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	6,891	3,159	7,247	2,774
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,077)	(2,077)	(1,742)	(1,742)
OTC-cleared	(566)	(566)	(638)	(638)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(2,728)	(3)	(2,470)	(2)
OTC-cleared	(80)	(106)	(97)	(40)
Exchange-traded	—	(1)	—	—
Securities collateral: (5)
OTC-bilateral	(1,206)	(397)	(2,161)	(333)
OTC-cleared	—	—	—	(3)
Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$234	$8	$139	$16
__________________

(1)
At June 30, 2015 and December 31, 2014, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $125 million and $143 million, respectively. At both June 30, 2015 and December 31, 2014, derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $42 million.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $0 and $138 million at June 30, 2015 and December 31, 2014, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2015 and December 31, 2014, the Company received excess cash collateral of $9 million and $0, respectively, and provided excess cash collateral of $28 million and $31 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2015 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2015 and December 31, 2014, the Company received excess securities collateral with an estimated fair value of $15 million and $243 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2015 and December 31, 2014, the Company provided excess securities collateral with an estimated fair value of $62 million and $57 million, respectively, for its OTC-bilateral derivatives, and $194 million and $155 million, respectively, for its OTC-cleared derivatives, and $13 million and $17 million respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the estimated fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include financial strength-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength ratings of the Company and/or the credit ratings of the counterparty. In addition, certain of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
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

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
June 30, 2015
Derivatives subject to financial strength-contingent provisions	$399	$457	$—	$—	$2
Derivatives not subject to financial strength-contingent provisions	4	—	3	—	—
Total	$403	$457	$3	$—	$2
December 31, 2014
Derivatives subject to financial strength-contingent provisions	$334	$390	$—	$—	$—
Derivatives not subject to financial strength-contingent provisions	4	—	2	—	—
Total	$338	$390	$2	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; affiliated assumed reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; funds withheld on ceded reinsurance and affiliated funds withheld on ceded reinsurance; funding agreements with equity or bond indexed crediting rates; and certain debt and equity securities.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2015	December 31, 2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$603	$657
Options embedded in debt or equity securities	Investments	(123)	(150)
Net embedded derivatives within asset host contracts		$480	$507

Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(600)	$(548)
Assumed guaranteed minimum benefits	Policyholder account balances	59	72
Funds withheld on ceded reinsurance	Other liabilities	891	1,200
Other	Policyholder account balances	4	7
Net embedded derivatives within liability host contracts		$354	$731
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net derivative gains (losses) (1), (2)	$505	$(178)	$403	$(275)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($20) million and ($4) million for the three months and six months ended June 30, 2015, respectively, and were not significant for both the three months and six months ended June 30, 2014. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $6 million and $3 million for the three months and six months ended June 30, 2015, respectively, and $1 million and ($1) million for the three months and six months ended June 30, 2014, respectively.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	June 30, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$56,633	$5,039	$61,672
U.S. Treasury and agency	20,612	17,301	30	37,943
Foreign corporate	—	24,257	3,508	27,765
RMBS	1,206	22,188	3,072	26,466
ABS	—	5,691	961	6,652
CMBS	—	5,876	326	6,202
State and political subdivision	—	6,417	48	6,465
Foreign government	—	3,302	165	3,467
Total fixed maturity securities	21,818	141,665	13,149	176,632
Equity securities:
Common stock	587	736	94	1,417
Non-redeemable preferred stock	—	484	251	735
Total equity securities	587	1,220	345	2,152
Trading and FVO securities:
Actively Traded securities	—	641	13	654
FVO general account securities	—	—	15	15
FVO securities held by CSEs	—	4	10	14
Total trading and FVO securities	—	645	38	683
Short-term investments (1)	1,414	5,587	933	7,934
Residential mortgage loans — FVO	—	—	345	345
Derivative assets: (2)
Interest rate	—	4,880	13	4,893
Foreign currency exchange rate	—	1,312	10	1,322
Credit	—	115	9	124
Equity market	—	289	138	427
Total derivative assets	—	6,596	170	6,766
Net embedded derivatives within asset host contracts (3)	—	—	603	603
Separate account assets (4)	27,097	114,581	1,563	143,241
Total assets	$50,916	$270,294	$17,146	$338,356
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$1,110	$1	$1,111
Foreign currency exchange rate	—	1,466	2	1,468
Credit	—	12	1	13
Equity market	2	362	161	525
Total derivative liabilities	2	2,950	165	3,117
Net embedded derivatives within liability host contracts (3)	—	4	350	354
Long-term debt	—	78	25	103
Long-term debt of CSEs — FVO	—	—	12	12
Trading liabilities (5)	207	20	4	231
Total liabilities	$209	$3,052	$556	$3,817

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At June 30, 2015 and December 31, 2014, equity securities also included embedded derivatives of ($123) million and ($150) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 6% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2015.

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
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curve	•	swap yield curve	•	swap yield curve	•	swap yield curve
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)

Level 3	•	swap yield curve (2)	•	swap yield curve (2)	•	swap yield curve (2)	•	dividend yield curves (2)
	•	basis curves (2)	•	basis curves (2)	•	credit curves (2)	•	equity volatility (1), (2)
			•	cross currency basis curves (2)	•	credit spreads	•	correlation between model inputs (1)
			•	currency correlation	•	repurchase rates
					•	independent non-binding broker quotations
______________

(1)	Option-based only.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

(2)	Extrapolation beyond the observable limits of the curve(s).
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, certain affiliated ceded reinsurance agreements related to such variable annuity guarantees, equity or bond indexed crediting rates within certain funding agreements and those related to funds withheld on ceded reinsurance. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2015, transfers between Levels 1 and 2 were not significant. For assets and liabilities measured at estimated fair value and still held at December 31, 2014, there were no transfers between Levels 1 and 2.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

Transfers out of Level 3 for fixed maturity securities, equity securities, short-term investments, and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.
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

					June 30, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(40)	-	240	39	(40)	-	240	39	Decrease
			•	Offered quotes (5)	64	-	100	95	64	-	130	96	Increase
	•	Market pricing	•	Quoted prices (5)	6	-	462	123	—	-	590	126	Increase
	•	Consensus pricing	•	Offered quotes (5)	95	-	119	101	98	-	126	101	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	12	-	120	93	22	-	120	97	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	33	-	113	94	1	-	118	93	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	15	-	110	101	15	-	110	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	97	-	106	100	56	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	322	-	322		290	-	290		Increase (11)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	—	-	—		—	-	—		Increase (11)
			•	Correlation (8)	39%	-	57%		40%	-	55%
Credit	•	Present value techniques	•	Credit spreads (9)	99	-	100		98	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	18%	-	35%		15%	-	27%		Increase (11)
			•	Correlation (8)	70%	-	70%		70%	-	70%

Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.10%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.50%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	30%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0.08%	-	10%		0.07%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	0.45%		0.03%	-	0.46%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both June 30, 2015 and December 31, 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended June 30, 2015
Balance, beginning of period	$5,189	$—	$3,507	$3,557	$1,325	$313	$—	$167
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	—	1	24	1	—	—	—
Net investment gains (losses)	17	—	(1)	10	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(222)	—	(39)	15	4	5	—	(1)
Purchases (3)	251	30	65	219	109	3	48	—
Sales (3)	(240)	—	(85)	(265)	(46)	(48)	—	(1)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	108	—	65	6	9	58	—	—
Transfers out of Level 3 (4)	(67)	—	(5)	(494)	(441)	(5)	—	—
Balance, end of period	$5,039	$30	$3,508	$3,072	$961	$326	$48	$165
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$—	$—	$24	$1	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$(1)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended June 30, 2015
Balance, beginning of period	$59	$166	$10	$14	$10	$880	$329
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	1	—	—	(2)
Net investment gains (losses)	1	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(3)	(1)	—	—	—	—	—
Purchases (3)	40	2	8	—	—	871	45
Sales (3)	(3)	—	(4)	—	—	(645)	(23)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(4)
Transfers into Level 3 (4)	—	85	—	—	—	—	—
Transfers out of Level 3 (4)	—	(1)	(1)	—	—	(173)	—
Balance, end of period	$94	$251	$13	$15	$10	$933	$345
Changes in unrealized gains (losses) included in net income (loss):(5)
Net investment income	$—	$—	$—	$—	$—	$—	$(2)
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Three Months Ended June 30, 2015
Balance, beginning of period	$21	$9	$11	$(39)	$(184)	$1,725	$(30)	$(12)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	(26)	—	—	—
Net derivative gains (losses)	—	(1)	(3)	16	481	—	—	—	—
OCI	(10)	—	—	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	108	—	—	(4)
Sales (3)	—	—	—	—	—	(77)	—	—	—
Issuances (3)	(1)	—	—	—	—	—	—	—	—
Settlements (3)	2	—	—	—	(44)	(1)	5	—	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(166)	—	—	—
Balance, end of period	$12	$8	$8	$(23)	$253	$1,563	$(25)	$(12)	$(4)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$(1)	$(1)	$16	$486	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$5,290	$20	$3,194	$2,784	$1,445	$316	$—	$205
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	2	—	1	24	—	—	—	—
Net investment gains (losses)	7	—	—	—	2	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	89	—	79	71	(17)	1	—	1
Purchases (3)	295	301	284	739	1,245	13	—	21
Sales (3)	(410)	(1)	(67)	(194)	(159)	(6)	—	(6)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	158	—	—	—	43	—	2	1
Transfers out of Level 3 (4)	(178)	—	(155)	(77)	(257)	(10)	—	(68)
Balance, end of period	$5,253	$320	$3,336	$3,347	$2,302	$314	$2	$154
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$12	$1	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$57	$316	$11	$14	$11	$686	$352
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	8
Net investment gains (losses)	(1)	(3)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	31	9	—	—	—	—	—
Purchases (3)	13	—	19	—	—	200	24
Sales (3)	(3)	—	(2)	—	—	(298)	(3)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(14)
Transfers into Level 3 (4)	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	(156)	(8)	—	—	(366)	—
Balance, end of period	$97	$166	$20	$14	$11	$222	$367
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$8
Net investment gains (losses)	$(1)	$(3)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Three Months Ended June 30, 2014
Balance, beginning of period	$18	$14	$16	$—	$(28)	$1,464	$(24)	$(15)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	21	—	—	—
Net derivative gains (losses)	—	1	(1)	—	(158)	—	—	—	—
OCI	—	—	—	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	120	—	—	—
Sales (3)	—	—	—	—	—	(76)	—	—	—
Issuances (3)	—	—	—	—	—	57	—	—	—
Settlements (3)	(5)	—	—	—	18	(27)	1	—	—
Transfers into Level 3 (4)	—	—	—	—	—	4	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(122)	—	—	—
Balance, end of period	$13	$15	$15	$—	$(168)	$1,441	$(23)	$(15)	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$(1)	$—	$(155)	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	State and Political Subdivision	Foreign Government
	(In millions)
Six Months Ended June 30, 2015
Balance, beginning of period	$4,937	$—	$3,591	$3,629	$1,492	$449	$—	$202
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	—	2	48	(5)	—	—	—
Net investment gains (losses)	17	—	(1)	12	(3)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(173)	—	(113)	(3)	(11)	(5)	—	9
Purchases (3)	472	30	66	402	260	3	48	—
Sales (3)	(337)	—	(119)	(435)	(208)	(148)	—	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	156	—	91	6	25	65	—	—
Transfers out of Level 3 (4)	(36)	—	(9)	(587)	(589)	(38)	—	(46)
Balance, end of period	$5,039	$30	$3,508	$3,072	$961	$326	$48	$165
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$2	$—	$—	$48	$(6)	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$(1)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Six Months Ended June 30, 2015
Balance, beginning of period	$52	$163	$5	$14	$12	$230	$308
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	1	—	—	20
Net investment gains (losses)	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	—	(4)	—	—	—	—	—
Purchases (3)	43	5	8	—	—	934	104
Sales (3)	(2)	—	—	—	(1)	(3)	(71)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(16)
Transfers into Level 3 (4)	1	87	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	(1)	(228)	—
Balance, end of period	$94	$251	$13	$15	$10	$933	$345
Changes in unrealized gains (losses) included in net income (loss):(5)
Net investment income	$—	$—	$—	$—	$—	$—	$20
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Six Months Ended June 30, 2015
Balance, beginning of period	$17	$7	$12	$(30)	$(67)	$1,615	$(35)	$(13)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	6	—	—	—
Net derivative gains (losses)	—	2	(4)	7	412	—	—	—	—
OCI	(5)	—	—	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	224	—	—	(4)
Sales (3)	—	—	—	—	—	(174)	—	—	—
Issuances (3)	—	—	—	—	—	1	—	—	—
Settlements (3)	—	(1)	—	—	(92)	(2)	10	1	—
Transfers into Level 3 (4)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(107)	—	—	—
Balance, end of period	$12	$8	$8	$(23)	$253	$1,563	$(25)	$(12)	$(4)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$1	$(2)	$6	$419	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	State and Political Subdivision	Foreign Government
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$5,269	$62	$3,198	$2,513	$2,526	$430	$—	$274
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	1	—	1	33	5	—	—	—
Net investment gains (losses)	1	—	2	5	(40)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	213	—	166	56	49	4	—	1
Purchases (3)	540	301	384	1,007	1,485	18	—	21
Sales (3)	(486)	(1)	(104)	(331)	(345)	(16)	—	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	188	—	77	132	100	10	2	1
Transfers out of Level 3 (4)	(473)	(42)	(388)	(68)	(1,478)	(132)	—	(143)
Balance, end of period	$5,253	$320	$3,336	$3,347	$2,302	$314	$2	$154
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$(1)	$—	$1	$21	$—	$—	$—	$—
Net investment gains (losses)	$(6)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$50	$278	$12	$14	$—	$175	$338
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	11
Net investment gains (losses)	1	(3)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	38	9	—	—	—	—	—
Purchases (3)	16	—	20	—	—	200	51
Sales (3)	(8)	—	(5)	—	(1)	(39)	(8)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(25)
Transfers into Level 3 (4)	—	—	—	—	12	—	—
Transfers out of Level 3 (4)	—	(118)	(7)	—	—	(114)	—
Balance, end of period	$97	$166	$20	$14	$11	$222	$367
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$11
Net investment gains (losses)	$(2)	$(3)	$—	$—	$(1)	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Six Months Ended June 30, 2014
Balance, beginning of period	$(1)	$14	$23	$—	$48	$1,209	$(43)	$(28)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	55	—	—	—
Net derivative gains (losses)	—	2	(5)	—	(249)	—	—	—	—
OCI	19	—	—	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	298	—	—	—
Sales (3)	—	—	—	—	—	(125)	—	—	—
Issuances (3)	—	—	(3)	—	—	80	—	—	—
Settlements (3)	(5)	(1)	—	—	33	(28)	2	13	—
Transfers into Level 3 (4)	—	—	—	—	—	2	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(50)	18	—	—
Balance, end of period	$13	$15	$15	$—	$(168)	$1,441	$(23)	$(15)	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$1	$(4)	$—	$(243)	$—	$—	$—	$—
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

	June 30, 2015	December 31, 2014
	(In millions)
Unpaid principal balance	$482	$436
Difference between estimated fair value and unpaid principal balance	(137)	(128)
Carrying value at estimated fair value	$345	$308
Loans in non-accrual status	$141	$125
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Contractual principal balance	$101	$115	$25	$26
Difference between estimated fair value and contractual principal balance	2	2	(13)	(13)
Carrying value at estimated fair value (1)	$103	$117	$12	$13
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$93	$112	$1	$—	$4	$(1)
Other limited partnership interests (2)	$36	$63	$(9)	$(33)	$(19)	$(33)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2015 and 2014 were not significant.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the table below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$51,368	$—	$—	$53,325	$53,325
Policy loans	$8,526	$—	$800	$9,513	$10,313
Real estate joint ventures	$18	$—	$—	$47	$47
Other limited partnership interests	$543	$—	$—	$689	$689
Other invested assets	$2,374	$—	$2,214	$210	$2,424
Premiums, reinsurance and other receivables	$14,818	$—	$1,087	$14,553	$15,640
Other assets	$89	$—	$89	$—	$89
Liabilities
Policyholder account balances	$72,809	$—	$—	$74,570	$74,570
Long-term debt	$1,896	$—	$1,989	$264	$2,253
Other liabilities	$21,434	$—	$2,029	$20,021	$22,050
Separate account liabilities	$63,144	$—	$63,144	$—	$63,144

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$48,751	$—	$—	$50,992	$50,992
Policy loans	$8,491	$—	$796	$9,614	$10,410
Real estate joint ventures	$30	$—	$—	$54	$54
Other limited partnership interests	$635	$—	$—	$819	$819
Other invested assets	$2,385	$—	$2,270	$220	$2,490
Premiums, reinsurance and other receivables	$13,845	$—	$94	$14,607	$14,701
Other assets	$—	$—	$—	$—	$—
Liabilities
Policyholder account balances	$73,225	$—	$—	$75,481	$75,481
Long-term debt	$1,897	$—	$2,029	$268	$2,297
Other liabilities	$20,139	$—	$609	$20,133	$20,742
Separate account liabilities	$60,840	$—	$60,840	$—	$60,840

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
Other Assets
Other assets in the preceding tables are primarily composed of a receivable or funds due but not yet settled and are short-term in nature; therefore, carrying value approximates fair value.
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
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,331	$1,502	$(27)	$(2,200)	$5,606
OCI before reclassifications	(3,263)	(294)	(63)	—	(3,620)
Deferred income tax benefit (expense)	1,144	103	24	—	1,271
AOCI before reclassifications, net of income tax	4,212	1,311	(66)	(2,200)	3,257
Amounts reclassified from AOCI	40	(266)	—	58	(168)
Deferred income tax benefit (expense)	(14)	93	—	(20)	59
Amounts reclassified from AOCI, net of income tax	26	(173)	—	38	(109)
Balance, end of period	$4,238	$1,138	$(66)	$(2,162)	$3,148

	Three Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,254	$367	$34	$(1,548)	$4,107
OCI before reclassifications	2,101	109	6	(52)	2,164
Deferred income tax benefit (expense)	(727)	(39)	(3)	9	(760)
AOCI before reclassifications, net of income tax	6,628	437	37	(1,591)	5,511
Amounts reclassified from AOCI	(50)	(61)	—	44	(67)
Deferred income tax benefit (expense)	18	21	—	(15)	24
Amounts reclassified from AOCI, net of income tax	(32)	(40)	—	29	(43)
Balance, end of period	$6,596	$397	$37	$(1,562)	$5,468

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
8. Equity (continued)

	Six Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,200	$1,073	$(3)	$(2,236)	$5,034
OCI before reclassifications	(3,098)	(155)	(96)	—	(3,349)
Deferred income tax benefit (expense)	1,087	54	33	—	1,174
AOCI before reclassifications, net of income tax	4,189	972	(66)	(2,236)	2,859
Amounts reclassified from AOCI	75	255	—	114	444
Deferred income tax benefit (expense)	(26)	(89)	—	(40)	(155)
Amounts reclassified from AOCI, net of income tax	49	166	—	74	289
Balance, end of period	$4,238	$1,138	$(66)	$(2,162)	$3,148

	Six Months Ended June 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,468	$236	$31	$(1,577)	$2,158
OCI before reclassifications	4,809	358	13	(51)	5,129
Deferred income tax benefit (expense)	(1,673)	(126)	(7)	9	(1,797)
AOCI before reclassifications, net of income tax	6,604	468	37	(1,619)	5,490
Amounts reclassified from AOCI	(13)	(109)	—	88	(34)
Deferred income tax benefit (expense)	5	38	—	(31)	12
Amounts reclassified from AOCI, net of income tax	(8)	(71)	—	57	(22)
Balance, end of period	$6,596	$397	$37	$(1,562)	$5,468
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$24	$(6)	$74	$(93)	Net investment gains (losses)
Net unrealized investment gains (losses)	15	39	40	56	Net investment income
Net unrealized investment gains (losses)	(79)	17	(189)	50	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(40)	50	(75)	13
Income tax (expense) benefit	14	(18)	26	(5)
Net unrealized investment gains (losses), net of income tax	$(26)	$32	$(49)	$8

Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$7	$11	$12	$27	Net derivative gains (losses)
Interest rate swaps	4	2	6	4	Net investment income
Interest rate forwards	1	1	3	1	Net derivative gains (losses)
Interest rate forwards	—	—	1	1	Net investment income
Foreign currency swaps	255	47	(277)	77	Net derivative gains (losses)
Foreign currency swaps	(1)	—	(1)	(1)	Net investment income
Credit forwards	—	—	1	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	266	61	(255)	109
Income tax (expense) benefit	(93)	(21)	89	(38)
Gains (losses) on cash flow hedges, net of income tax	$173	$40	$(166)	$71

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(59)	$(43)	$(116)	$(87)
Amortization of prior service (costs) credit	1	(1)	2	(1)
Amortization of defined benefit plan items, before income tax	(58)	(44)	(114)	(88)
Income tax (expense) benefit	20	15	40	31
Amortization of defined benefit plan items, net of income tax	$(38)	$(29)	$(74)	$(57)
Total reclassifications, net of income tax	$109	$43	$(289)	$22
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Compensation	$542	$565	$1,090	$1,048
Pension, postretirement and postemployment benefit costs	62	69	116	156
Commissions	171	209	322	391
Volume-related costs	65	53	104	(35)
Affiliated interest costs on ceded and assumed reinsurance	196	242	415	482
Capitalization of DAC	(117)	(107)	(229)	(207)
Amortization of DAC and VOBA	84	152	292	394
Interest expense on debt	33	37	65	76
Premium taxes, licenses and fees	99	86	187	163
Professional services	289	251	528	475
Rent and related expenses, net of sublease income	21	38	40	70
Other	(7)	(135)	(2)	(205)
Total other expenses	$1,438	$1,460	$2,928	$2,808
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
The components of net periodic benefit costs were as follows:

	Three Months Ended June 30,
	2015		2014
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$54	$4	$45	$3
Interest costs	101	22	103	22
Expected return on plan assets	(135)	(20)	(111)	(18)
Amortization of net actuarial (gains) losses	48	11	41	2
Amortization of prior service costs (credit)	—	(1)	1	—
Allocated to affiliates	(15)	(4)	(17)	(2)
Net periodic benefit costs (credit)	$53	$12	$62	$7

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
10. Employee Benefit Plans (continued)

	Six Months Ended June 30,
	2015		2014
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$108	$8	$91	$6
Interest costs	202	44	206	43
Expected return on plan assets	(269)	(40)	(222)	(37)
Amortization of net actuarial (gains) losses	95	21	82	5
Amortization of prior service costs (credit)	—	(2)	1	—
Allocated to affiliates	(30)	(8)	(19)	(2)
Net periodic benefit costs (credit)	$106	$23	$139	$15
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2015. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2015, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $410 million.

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
As reported in the 2014 Annual Report, Metropolitan Life Insurance Company received approximately 4,636 asbestos-related claims in 2014. During the six months ended June 30, 2015 and 2014, Metropolitan Life Insurance Company received approximately 2,022 and 2,569 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2015.
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
Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against Metropolitan Life Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that Metropolitan Life Insurance Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 21, 2012 and January 9, 2013, the Treasurer filed substantially identical suits against NELICO and GALIC, respectively. On June 16, 2015, the West Virginia Supreme Court of Appeals reversed the Circuit Court’s order that had granted defendants’ motions to dismiss the actions and remanded them to the Circuit Court for further proceedings. The defendants intend to defend these actions vigorously.
Total Control Accounts Litigation
Metropolitan Life Insurance Company is a defendant in lawsuits related to its use of retained asset accounts, known as TCA, as a settlement option for death benefits.
Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010); and Simon v. Metropolitan Life Insurance Company (D. Nev., filed November 3, 2011)
These putative class action lawsuits, which have been consolidated, raise breach of contract claims arising from Metropolitan Life Insurance Company’s use of the TCA to pay life insurance benefits under the Federal Employees’ Group Life Insurance program. On March 8, 2013, the court granted Metropolitan Life Insurance Company’s motion for summary judgment. On June 12, 2015, the United States Court of Appeals for the Ninth Circuit affirmed the order granting summary judgment to Metropolitan Life Insurance Company.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.4 billion and $3.9 billion at June 30, 2015 and December 31, 2014, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.0 billion and $3.6 billion at June 30, 2015 and December 31, 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $527 million and $1.1 billion for the three months and six months ended June 30, 2015, respectively, and $560 million and $1.1 billion for the three months and six months ended June 30, 2014, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $35 million and $69 million for the three months and six months ended June 30, 2015, respectively, and $31 million and $61 million for the three months and six months ended June 30, 2014, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $36 million and $76 million for the three months and six months ended June 30, 2015, respectively, and $44 million and $79 million for the three months and six months ended June 30, 2014, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $372 million and $742 million for the three months and six months ended June 30, 2015, respectively, and $703 million and $1.0 billion for the three months and six months ended June 30, 2014, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates related to the items discussed above of $168 million and $169 million at June 30, 2015 and December 31, 2014, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Premiums
Reinsurance assumed	$183	$148	$344	$369
Reinsurance ceded	(4)	(9)	(19)	(22)
Net premiums	$179	$139	$325	$347
Universal life and investment-type product policy fees
Reinsurance assumed	$14	$8	$26	$20
Reinsurance ceded	(38)	(70)	(74)	(137)
Net universal life and investment-type product policy fees	$(24)	$(62)	$(48)	$(117)
Other revenues
Reinsurance assumed	$(1)	$6	$—	$3
Reinsurance ceded	150	164	312	322
Net other revenues	$149	$170	$312	$325
Policyholder benefits and claims
Reinsurance assumed	$148	$125	$320	$355
Reinsurance ceded	(23)	(38)	(51)	(75)
Net policyholder benefits and claims	$125	$87	$269	$280
Interest credited to policyholder account balances
Reinsurance assumed	$7	$9	$16	$17
Reinsurance ceded	(22)	(26)	(44)	(52)
Net interest credited to policyholder account balances	$(15)	$(17)	$(28)	$(35)
Other expenses
Reinsurance assumed	$50	$79	$116	$167
Reinsurance ceded	145	159	295	307
Net other expenses	$195	$238	$411	$474
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	June 30, 2015		December 31, 2014
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$340	$15,359	$257	$15,453
Deferred policy acquisition costs and value of business acquired	407	(198)	370	(231)
Total assets	$747	$15,161	$627	$15,222
Liabilities
Future policy benefits	$1,286	$(5)	$1,146	$—
Policyholder account balances	269	—	288	—
Other policy-related balances	196	37	264	32
Other liabilities	6,489	13,198	6,610	13,545
Total liabilities	$8,240	$13,230	$8,308	$13,577

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
12. Related Party Transactions (continued)

The Company ceded two blocks of business to two affiliates on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $11 million and $20 million at June 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with these embedded derivatives were $10 million and $9 million for the three months and six months ended June 30, 2015, respectively, and ($16) million and ($36) million for the three months and six months ended June 30, 2014, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $603 million and $657 million at June 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($110) million and ($57) million for the three months and six months ended June 30, 2015, respectively, and $2 million and $142 million for the three months and six months ended June 30, 2014, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $838 million and $1.1 billion at June 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivative were $347 million and $260 million for the three months and six months ended June 30, 2015, respectively, and ($152) million and ($355) million for the three months and six months ended June 30, 2014, respectively.
In January 2014, the Company entered into an agreement with MetLife USA which reinsured all existing New York insurance policies and annuity contracts that include a separate account feature. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company's consolidated balance sheets. The embedded derivative related to this agreement is included within policyholder account balances and was $4 million at both June 30, 2015 and December 31, 2014. Net derivative gains (losses) associated with the embedded derivative were less than $1 million for both the three months and six months ended June 30, 2015 and less than $1 million and ($2) million for the three months and six months ended June 30, 2014, respectively.
In November 2014, the Company entered into an agreement to assume 100% of certain variable annuities including guaranteed minimum benefit guarantees on a modified coinsurance basis from First MetLife. As a result of this reinsurance agreement, the significant effects to the Company were decreases in other liabilities of $259 million and $269 million at June 30, 2015 and December 31, 2014, respectively. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company's consolidated balance sheets. The embedded derivative related to this agreement is included within policyholder account balances and was $55 million and $68 million at June 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivative were $36 million and $12 million for the three months and six months ended June 30, 2015, respectively. The Company made a one-time payment of cash and cash equivalents to First MetLife of $218 million at December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company's interim condensed consolidated financial statements included elsewhere herein.
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
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income. Consequently, prior period results for the three months and six months ended June 30, 2014 were impacted as follows:

•	Retail’s operating earnings increased (decreased) by $30 million and $63 million, net of ($4) million and ($8) million of income tax expense (benefit), respectively;

•	Group, Voluntary & Worksite Benefits’ operating earnings increased (decreased) by ($4) million and ($9) million, net of ($1) million and ($4) million of income tax expense (benefit), respectively;

•	Corporate Benefit Funding’s operating earnings increased (decreased) by ($14) million and ($29) million, net of ($13) million and ($22) million of income tax expense (benefit), respectively; and

•	Corporate & Other’s operating earnings increased (decreased) by ($12) million and ($25) million, net of $18 million and $34 million of income tax expense (benefit), respectively.
Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
In December 2014, Metropolitan Life Insurance Company distributed to MetLife, Inc., as a dividend, all of the issued and outstanding shares of common stock of its wholly-owned, broker-dealer subsidiary, New England Securities Corporation (“NES”). See Note 3 of the Notes to the Consolidated Financial Statements in the 2014 Annual Report for further information.

Regulatory Developments
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of the states of domicile of our U.S. insurance companies. As a subsidiary of MetLife, Inc., a non-bank systemically important financial institution (“non-bank SIFI”), we are affected by MetLife, Inc.’s regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Reserve Bank of New York (together with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation. We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer (“G-SII”). Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). See “— ERISA Considerations” and “— Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” below, as well as “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2014 Annual Report, as may be amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
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
The Department of Labor (“DOL”) proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MetLife, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the proposal, any communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability. The DOL also proposed amendments to its prohibited transaction exemptions, and proposed a new exemption, that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs.
If the new DOL proposals become final, MetLife may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide. Sales to middle income investors would be unlikely to generate fees sufficient to offset the increased cost of providing advice under the rules, if adopted as proposed. Under the rules as proposed, MetLife could reduce its risk of exposure to fiduciary liability by electing not to engage in the concurrent manufacturing and distribution of certain products, including individual annuity products. Further, if the proposed rules apply to welfare benefit plans, they will disrupt settled practices in the marketing and sales of welfare benefit plan insurance products.
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

For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR and HLA results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR until fully adopted and implemented in 2019. On June 25, 2015, the IAIS published a proposed draft of HLA requirements and has requested comments by August 21, 2015. HLA requirements must be finalized by the end of 2015 and are to be applied in 2019 to companies designated as G-SIIs in 2017.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. The IAIS expects to publish an interim version of the ICS by the end of 2019 for implementation by individual jurisdictions with the further goal of reaching an ultimate ICS at some later date.
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
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of employee benefit plan liabilities;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
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

Results of Operations
Consolidated Results
Business Overview. Sales experience was positive in the majority of our businesses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The introduction of new variable annuity products and enhancements made in late 2014 and early 2015, as well as focused marketing and increased engagement across our distribution channels, all contributed to higher sales in our Retail segment. With the decrease in the U.S. unemployment rate and gradual growth in the U.S. economy, our group term life, dental, and voluntary benefits businesses generated premium growth through sales and persistency, with the dental business also benefiting from the positive impact of pricing actions on existing business. While premiums have increased, sales are lower as a result of an increase in competition, particularly in the dental business. We experienced a decrease in sales of pension closeouts as a result of the decline in funding ratios for defined benefit pension plans of Standard & Poor’s Ratings Services (“S&P”) 500 companies. More competitive pricing in the market drove a decrease in structured settlement sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Revenues
Premiums	$5,065	$5,344	$10,203	$10,328
Universal life and investment-type product policy fees	647	590	1,283	1,183
Net investment income	3,059	2,994	6,025	5,941
Other revenues	386	437	783	863
Net investment gains (losses)	(93)	(57)	132	(89)
Net derivative gains (losses)	(231)	(56)	269	63
Total revenues	8,833	9,252	18,695	18,289
Expenses
Policyholder benefits and claims and policyholder dividends	5,963	6,205	12,106	12,217
Interest credited to policyholder account balances	544	545	1,081	1,074
Capitalization of DAC	(117)	(107)	(229)	(207)
Amortization of DAC and VOBA	84	152	292	394
Interest expense on debt	33	37	65	76
Other expenses	1,438	1,378	2,800	2,545
Total expenses	7,945	8,210	16,115	16,099
Income (loss) from continuing operations before provision for income tax	888	1,042	2,580	2,190
Provision for income tax expense (benefit)	220	293	722	613
Income (loss) from continuing operations, net of income tax	668	749	1,858	1,577
Income (loss) from discontinued operations, net of income tax	—	—	—	(3)
Net income (loss)	668	749	1,858	1,574
Less: Net income (loss) attributable to noncontrolling interests	6	—	7	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$662	$749	$1,851	$1,573
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
During the three months ended June 30, 2015, income (loss) from continuing operations, before provision for income tax, decreased $154 million ($81 million, net of income tax) from the prior period primarily driven by unfavorable changes in net derivative gains (losses).

Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels.
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
We use freestanding interest rate, equity, credit and foreign currency derivatives to hedge certain invested assets and insurance liabilities. Certain of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged which creates volatility in earnings.
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use reinsurance and derivatives to hedge the market and other risks inherent in these variable annuity guarantees. Ceded reinsurance of direct variable annuity products with guaranteed minimum benefits generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

Net Derivative Gains (Losses). Direct, assumed and ceded variable annuity embedded derivatives are referred to as “VA program derivatives” in the following table. All other embedded derivatives and all freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Three Months Ended June 30,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$(400)	$130
Foreign currency exchange rate	(169)	(37)
Credit	(12)	29
Non-VA embedded derivatives	411	(229)
Total non-VA program derivatives	(170)	(107)
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	247	80
Nonperformance risk adjustment	(20)	—
Other risks	(22)	(30)
Total	205	50
Embedded derivatives-ceded reinsurance:
Market and other risks	(117)	—
Nonperformance risk adjustment	6	1
Total	(111)	1
Freestanding derivatives hedging direct and assumed embedded derivatives	(155)	—
Total VA program derivatives	(61)	51
Net derivative gains (losses)	$(231)	$(56)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $63 million ($41 million, net of income tax). This was primarily due to long-term interest rates increasing in the current period and decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps and receiver swaptions primarily hedging long duration liability portfolios. The weakening of the U.S. dollar relative to other key currencies unfavorably impacted foreign currency swaps that primarily hedge foreign denominated fixed maturity securities. This unfavorable change was partially offset by a change in the value of underlying assets and the recapture of a certain reinsurance agreement from an affiliate favorably impacting non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $112 million ($73 million, net of income tax). This was due to an unfavorable change of $97 million ($63 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, and an unfavorable change of $15 million ($10 million, net of income tax) related to the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The foregoing unfavorable change in net derivative gains (losses) on VA program derivatives of $112 million ($73 million, net of income tax) was primarily driven by changes in market factors, as well as by the recapture of certain variable annuities previously reinsured to an affiliate.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our ceded reinsurance assets and freestanding derivatives and a favorable change in our direct and assumed embedded derivatives. For example, the 10-year U.S. swap rate increased by 44 basis points in the current period and decreased by 21 basis points in the prior period.

•
On average, key equity index levels increased less in the current period than in the prior period, contributing to an unfavorable change in our direct and assumed embedded derivatives and a favorable change in our ceded reinsurance assets and freestanding derivatives. For example, the Russell 2000 Index was unchanged in the current period and increased by 2% in the prior period.

•
Key equity volatility measures generally increased in the current period and decreased in the prior period, contributing to an unfavorable change in our direct and assumed embedded derivatives and a favorable change in our ceded reinsurance assets and freestanding derivatives.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The unfavorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $20 million ($13 million, net of income tax) was primarily due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees. The favorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $5 million ($3 million, net of income tax) was due to a favorable change of $6 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on the variable annuity guarantees, partially offset by an unfavorable change of $1 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $36 million ($23 million, net of income tax) primarily reflects an unfavorable change in other gains (losses), primarily driven by the impact of changes in foreign currency exchange rates and a decrease in net gains on sales and disposals of equity securities. These unfavorable changes were partially offset by net gains on sales and disposals of fixed maturity securities and lower impairments of other limited partnership interests in the current period and an increase in net gains on sales of real estate joint ventures.

Taxes. Income tax expense for the three months ended June 30, 2015 was $220 million, or 25% of income (loss) from continuing operations before provision for income tax, compared with $293 million, or 28% of income (loss) from continuing operations before provision for income tax, for the three months ended June 30, 2014. The Company’s current and prior period effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income, and tax credits for low income housing.
On April 9, 2015, the U.S. Internal Revenue Service (“IRS”) issued to MetLife a Statutory Notice of Deficiency (the “Notice”) for years 2000, 2001 and 2002. The Notice asserted that MetLife owes additional taxes and interest for these years primarily due to the disallowance of foreign tax credits. The transactions that are the subject of the Notice continue through 2009, and it is likely that the IRS will seek to challenge these later periods. MetLife currently intends to pay in a timely manner the assessed tax plus interest for 2000 through 2002, and will subsequently file a claim for a refund. MetLife will defend its position vigorously, and continues to believe that its reserves are sufficient to fund any income tax liability that could result from the IRS actions.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings decreased $23 million, net of income tax, to $883 million, net of income tax, for the three months ended June 30, 2015 from $906 million, net of income tax, for the three months ended June 30, 2014.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
During the six months ended June 30, 2015, income (loss) from continuing operations, before provision for income tax, increased $390 million ($281 million, net of income tax) over the prior period primarily driven by favorable changes in net investment gains (losses) and net derivative gains (losses).

Net Derivative Gains (Losses). Direct, assumed and ceded variable annuity embedded derivatives are referred to as “VA program derivatives” in the following table. All other embedded derivatives and all freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$(130)	$313
Foreign currency exchange rate	106	(12)
Credit	15	37
Non-VA embedded derivatives	300	(461)
Total non-VA program derivatives	291	(123)
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	222	107
Nonperformance risk adjustment	(4)	—
Other risks	(58)	(62)
Total	160	45
Embedded derivatives-ceded reinsurance:
Market and other risks	(60)	142
Nonperformance risk adjustment	3	(1)
Total	(57)	141
Freestanding derivatives hedging direct and assumed embedded derivatives	(125)	—
Total VA program derivatives	(22)	186
Net derivative gains (losses)	$269	$63
The favorable change in net derivative gains (losses) on non-VA program derivatives was $414 million ($269 million, net of income tax). This was primarily due to a change in the value of underlying assets and the recapture of a certain reinsurance agreement from an affiliate which favorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. In addition, the strengthening of the U.S. dollar relative to other key currencies favorably impacted foreign currency swaps that primarily hedge foreign denominated fixed maturity securities. Long-term interest rates increasing in the current period and decreasing in the prior period unfavorably impacted receive-fixed interest rate swaps and receiver swaptions primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $208 million ($135 million, net of income tax) related to market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged. The foregoing unfavorable change of $208 million ($135 million, net of income tax) was primarily driven by changes in market factors, as well as by the recapture of certain variable annuities previously reinsured to an affiliate.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our ceded reinsurance assets and freestanding derivatives and a favorable change in our direct and assumed embedded derivatives. For example, the 10-year U.S. swap rate increased by 18 basis points in the current period and decreased by 46 basis points in the prior period.

•
Key equity volatility measures generally increased in the current period and decreased in the prior period, contributing to an unfavorable change in our direct and assumed embedded derivatives and a favorable change in our ceded reinsurance assets and freestanding derivatives.

Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $221 million ($144 million, net of income tax) primarily reflects net gains on sales and disposals of fixed maturity securities in the current period, combined with the impact of changes in foreign currency exchange rates and lower impairments of other limited partnership interests. These favorable changes were partially offset by increases to the mortgage loan valuation allowance in the current period, higher impairments on real estate holdings and a decrease in net gains on sales and disposals of equity securities in the current period.
Taxes. Income tax expense for the six months ended June 30, 2015 was $722 million, or 28% of income (loss) from continuing operations before provision for income tax, compared with $613 million, or 28% of income (loss) from continuing operations before provision for income tax, for the six months ended June 30, 2014. The Company’s current and prior period effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income, and tax credits for low income housing.
Operating Earnings. Operating earnings decreased $48 million, net of income tax, to $1.7 billion, net of income tax, for the six months ended June 30, 2015 from $1.8 billion, net of income tax, for the six months ended June 30, 2014.
Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings
Three Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$205	$6	$237	$220	$668
Less: Net investment gains (losses)	(13)	6	(32)	(54)	(93)
Less: Net derivative gains (losses)	(184)	(267)	(111)	331	(231)
Less: Other adjustments to continuing operations (1)	26	(42)	—	8	(8)
Less: Provision for income tax (expense) benefit	60	106	50	(99)	117
Operating earnings	$316	$203	$330	$34	$883

Three Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$356	$205	$289	$(101)	$749
Less: Net investment gains (losses)	14	10	(59)	(22)	(57)
Less: Net derivative gains (losses)	14	71	45	(186)	(56)
Less: Other adjustments to continuing operations (1)	(83)	(41)	(2)	(1)	(127)
Less: Provision for income tax (expense) benefit	19	(15)	6	73	83
Operating earnings	$392	$180	$299	$35	$906
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Six Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$614	$326	$685	$233	$1,858
Less: Net investment gains (losses)	51	9	154	(82)	132
Less: Net derivative gains (losses)	95	(60)	(55)	289	269
Less: Other adjustments to continuing operations (1)	(109)	(84)	(12)	5	(200)
Less: Provision for income tax (expense) benefit	(13)	47	(30)	(74)	(70)
Operating earnings	$590	$414	$628	$95	$1,727
Six Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$802	$404	$548	$(177)	$1,577
Less: Net investment gains (losses)	11	(2)	(108)	10	(89)
Less: Net derivative gains (losses)	170	188	92	(387)	63
Less: Other adjustments to continuing operations (1)	(200)	(81)	9	(5)	(277)
Less: Provision for income tax (expense) benefit	7	(37)	2	133	105
Operating earnings	$814	$336	$553	$72	$1,775
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,578	$4,150	$1,596	$509	$8,833
Less: Net investment gains (losses)	(13)	6	(32)	(54)	(93)
Less: Net derivative gains (losses)	(184)	(267)	(111)	331	(231)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(28)	(41)	(10)	(1)	(80)
Total operating revenues	$2,803	$4,452	$1,749	$233	$9,237
Total expenses	$2,291	$4,130	$1,230	$294	$7,945
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(73)	—	—	—	(73)
Less: Other adjustments to expenses (1)	20	—	(12)	(7)	1
Total operating expenses	$2,344	$4,130	$1,242	$301	$8,017
Three Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,768	$4,415	$1,985	$84	$9,252
Less: Net investment gains (losses)	14	10	(59)	(22)	(57)
Less: Net derivative gains (losses)	14	71	45	(186)	(56)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(6)	—	—	—	(6)
Less: Other adjustments to revenues (1)	(62)	(41)	7	1	(95)
Total operating revenues	$2,808	$4,375	$1,992	$291	$9,466
Total expenses	$2,241	$4,089	$1,546	$334	$8,210
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—	—	—	(1)
Less: Other adjustments to expenses (1)	16	—	9	2	27
Total operating expenses	$2,226	$4,089	$1,537	$332	$8,184
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$5,627	$8,787	$3,579	$702	$18,695
Less: Net investment gains (losses)	51	9	154	(82)	132
Less: Net derivative gains (losses)	95	(60)	(55)	289	269
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(71)	(83)	(24)	(4)	(182)
Total operating revenues	$5,552	$8,921	$3,504	$499	$18,476
Total expenses	$4,736	$8,264	$2,528	$587	$16,115
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(7)	—	—	—	(7)
Less: Other adjustments to expenses (1)	45	—	(13)	(7)	25
Total operating expenses	$4,698	$8,264	$2,541	$594	$16,097
Six Months Ended June 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$5,640	$8,815	$3,613	$221	$18,289
Less: Net investment gains (losses)	11	(2)	(108)	10	(89)
Less: Net derivative gains (losses)	170	188	92	(387)	63
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(15)	—	—	—	(15)
Less: Other adjustments to revenues (1)	(126)	(81)	13	(4)	(198)
Total operating revenues	$5,600	$8,710	$3,616	$602	$18,528
Total expenses	$4,449	$8,177	$2,776	$697	$16,099
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	23	—	—	—	23
Less: Other adjustments to expenses (1)	36	—	4	1	41
Total operating expenses	$4,390	$8,177	$2,772	$696	$16,035
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$5,065	$5,344	$10,203	$10,328
Universal life and investment-type product policy fees	622	581	1,233	1,167
Net investment income	3,164	3,104	6,257	6,170
Other revenues	386	437	783	863
Total operating revenues	9,237	9,466	18,476	18,528
Operating expenses
Policyholder benefits and claims and policyholder dividends	5,949	6,187	12,076	12,190
Interest credited to policyholder account balances	543	542	1,079	1,068
Capitalization of DAC	(117)	(107)	(229)	(207)
Amortization of DAC and VOBA	164	149	299	364
Interest expense on debt	32	36	64	75
Other expenses	1,446	1,377	2,808	2,545
Total operating expenses	8,017	8,184	16,097	16,035
Provision for income tax expense (benefit)	337	376	652	718
Operating earnings	$883	$906	$1,727	$1,775
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were a prior period favorable reserve adjustment related to disability premium waivers in our life business and higher expenses, partially offset by higher net investment income from portfolio growth and improved underwriting results. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Business Growth. We benefited from higher sales and business growth across many of our products. An increase in our investment portfolio from deposits and funding agreement issuances in our Corporate Benefit Funding segment and growth in premiums and an increase in long-duration insurance contract liabilities in our Group, Voluntary & Worksite Benefits segment, generated higher net investment income. This was partially offset by the related increase in interest credited expense. Higher deferred annuity benefits also drove lower operating earnings. The changes in business growth discussed above resulted in a $46 million increase in operating earnings.
Market Factors. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans, as well as our securities lending program. These decreases were partially offset by higher income on real estate and real estate joint ventures, higher returns on foreign currency derivatives, increased prepayment fees and the favorable impact of a conversion of the securities accounting system for our general account. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. In our Retail segment, an increase in asset-based fee income resulted in an increase in operating earnings. The changes in market factors discussed above resulted in a $23 million decrease in operating earnings.
Underwriting and Other Insurance Adjustments. Favorable mortality experience, driven by our Retail and Group Voluntary & Worksite Benefits segments, combined with favorable morbidity experience in our Group, Voluntary & Worksite Benefits segment, improved operating earnings by $48 million. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a $56 million decrease in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our Retail segment in the prior period.

Expenses. An increase in expenses, mainly due to higher employee-related costs, partially offset by lower costs associated with corporate initiatives and projects, resulted in a $60 million decrease in operating earnings.
Taxes. The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. In the current period, the Company realized additional tax benefits of $17 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary driver of the decrease in operating earnings was a prior period adjustment that decreased expenses by $140 million to better align the allocation of acquisition expenses with affiliates’ sales revenue. Excluding this prior period adjustment, operating earnings improved as a result of higher net investment income from portfolio growth and improved underwriting results, partially offset by the prior period favorable reserve adjustment related to disability premium waivers in our life business and the impact of lower investment yields on net investment income. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Business Growth. We benefited from higher sales and business growth across many of our products. An increase in our investment portfolio from deposits and funding agreement issuances in our Corporate Benefit Funding segment and growth in premiums and an increase in long-duration insurance contract liabilities in our Group, Voluntary & Worksite Benefits segment, generated higher net investment income. This was partially offset by the related increase in interest credited expense. Higher deferred annuity benefits also drove lower operating earnings. The changes in business growth discussed above resulted in an $84 million increase in operating earnings.
Market Factors. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans, as well as lower returns on other limited partnership interests. These decreases were partially offset by higher income on alternative investments and foreign currency derivatives, increased prepayment fees and the favorable impact of a conversion of the securities accounting system for our general account. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. In our Retail segment, higher asset-based fee income and lower DAC amortization resulted in an increase in operating earnings. The changes in market factors discussed above resulted in a $19 million decrease in operating earnings.
Underwriting and Other Insurance Adjustments. Favorable mortality experience, driven by our Group, Voluntary & Worksite Benefits segment, combined with favorable morbidity experience in our Retail and Group, Voluntary & Worksite Benefits segments, improved operating earnings by $42 million. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a $37 million decrease in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our Retail segment in the prior period.
Expenses. An increase in expenses, mainly due to higher employee-related costs, partially offset by lower costs associated with corporate initiatives and projects, resulted in a $21 million decrease in operating earnings. In addition, in our Group, Voluntary & Worksite Benefits segment, an increase in other operating expenses was more than offset by the remaining increase in premiums, fees and other revenues.
Taxes. The Company’s effective tax rate differs from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. In the current period, the Company realized additional tax benefits of $26 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.

Segment Results and Corporate & Other
Retail
Business Overview. Variable annuity sales increased 14% as a result of new products and enhancements made in late 2014 and early 2015; however, fixed annuity sales were lower by 7% as a result of the sustained low interest rate environment. Life sales increased 24% driven by increases in our term life products (due to pricing actions) and universal life products. Individual disability sales increased 17% as a result of focused marketing and increased engagement across our distribution channels. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances continue to increase as a result of strong market performance, partially offset by negative net flows, as surrenders and withdrawals exceeded sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$1,027	$999	$2,010	$1,968
Universal life and investment-type product policy fees	388	355	767	715
Net investment income	1,346	1,363	2,690	2,741
Other revenues	42	91	85	176
Total operating revenues	2,803	2,808	5,552	5,600
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,558	1,498	3,214	3,088
Interest credited to policyholder account balances	239	244	474	484
Capitalization of DAC	(109)	(85)	(211)	(180)
Amortization of DAC and VOBA	151	139	272	344
Interest expense on debt	1	1	2	2
Other expenses	504	429	947	652
Total operating expenses	2,344	2,226	4,698	4,390
Provision for income tax expense (benefit)	143	190	264	396
Operating earnings	$316	$392	$590	$814
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $3 million increase in operating earnings was attributable to business growth. In our deferred annuities business, asset-based fee income increased as a result of the recapture of a ceded variable annuity reinsurance agreement from an affiliate. We also earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to the prior period. In our direct deferred variable annuity business, negative net flows contributed to a decrease in average separate account balances and, consequently, lower asset-based fee income. Higher deferred annuity benefits also drove lower operating earnings. Operating earnings also decreased in the current period as a result of the disposition of our former broker-dealer subsidiary, NES, in the fourth quarter of 2014.

Market Factors. A $14 million decrease in operating earnings was attributable to market factors, including equity markets and interest rates. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This reduction in current period income from lower yields was partially offset by a decrease in DAC amortization in our fixed annuity business. Also negatively impacting current period net investment income were lower returns on interest rate derivatives. This reduction in investment income was partially offset by higher returns on other limited partnerships interests and increased prepayment fees. While the current period equity returns were lower than the prior period resulting in higher DAC amortization, the overall cumulative positive equity markets since the prior period increased our average separate account balances which resulted in an increase in asset-based fee income.
Underwriting and Other Insurance Adjustments. Favorable mortality experience in our life businesses resulted in a $19 million increase in operating earnings. In addition, favorable morbidity experience in our individual disability income business resulted in a slight increase in operating earnings. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a $24 million decrease in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our life business in the prior period.
Expenses and Taxes. An increase in expenses, mainly due to higher employee-related costs, resulted in a $66 million decrease in operating earnings. In the current period, we realized additional tax benefits of $6 million related to the separate account dividends received deduction.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Operating earnings attributable to business growth was essentially flat. In our deferred annuities business, asset-based fee income increased as a result of the recapture of a ceded variable annuity reinsurance agreement from an affiliate. In our direct deferred variable annuity business, negative net flows contributed to a decrease in average separate account balances and, consequently, lower asset-based fee income. Higher deferred annuity benefits also drove lower operating earnings. Lower interest credited expense increased operating earnings. Operating earnings decreased in the current period as a result of the disposition of our former broker-dealer subsidiary, NES, in the fourth quarter of 2014. We also earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to the prior period.
Market Factors. A $17 million increase in operating earnings was attributable to market factors, including equity markets and interest rates. While the current period equity returns were lower than in the prior period, the overall cumulative positive equity markets since the prior period increased our average separate account balances which resulted in an increase in asset-based fee income. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This reduction in current period income from lower yields was partially offset by a decrease in DAC amortization in our fixed annuity business. Stronger equity market performance in the prior period compared to the current period drove lower returns on other limited partnership interests. Lower returns on interest rate derivatives also decreased operating earnings but were partially offset by increased prepayment fees and income on alternative investments.
Underwriting and Other Insurance Adjustments. Favorable morbidity experience in our individual disability income business resulted in a $7 million increase in operating earnings. This was offset by unfavorable mortality experience in our life business which resulted in an $11 million decrease in operating earnings. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a $31 million decrease in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our life business in the prior period.
Expenses and Taxes. A prior period adjustment that decreased expenses by $140 million to better align the allocation of acquisition expenses with affiliates’ sales revenue resulted in a decrease in operating earnings in the current period. In addition, an increase in expenses, mainly due to higher employee-related costs, resulted in a $69 million decrease in operating earnings. In the current period, we realized additional tax benefits of $8 million related to the separate account dividends received deduction.

Group, Voluntary & Worksite Benefits
Business Overview. Premiums increased for most of our businesses as a result of gradual growth in the U.S. economy, a decrease in the U.S. unemployment rate and low inflation. Our term life, dental, and voluntary benefits businesses generated premium growth through sales and persistency, with the dental business also benefiting from pricing actions on existing business. Premium growth in our disability business declined as a result of relatively lower sales. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment. While premiums have increased, sales are lower as a result of an increase in competition, particularly in the dental business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$3,696	$3,643	$7,407	$7,257
Universal life and investment-type product policy fees	183	180	371	358
Net investment income	462	447	921	886
Other revenues	111	105	222	209
Total operating revenues	4,452	4,375	8,921	8,710
Operating expenses
Policyholder benefits and claims and policyholder dividends	3,519	3,512	7,054	7,028
Interest credited to policyholder account balances	38	39	75	79
Capitalization of DAC	(3)	(4)	(7)	(8)
Amortization of DAC and VOBA	7	5	16	11
Other expenses	569	537	1,126	1,067
Total operating expenses	4,130	4,089	8,264	8,177
Provision for income tax expense (benefit)	119	106	243	197
Operating earnings	$203	$180	$414	$336
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $5 million increase in operating earnings was attributable to business growth. Growth in premiums, as well as increases in allocated equity and long-duration contract liabilities were partially offset by a reduction in policyholder account balances. This resulted in an increase in our average invested assets, improving operating earnings. Consistent with the growth in average invested assets from premiums, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased. An increase in the annual assessment of the Patient Protection and Affordable Care Act (“PPACA”) fee increased other expenses in the current period; however, the impact of the assessment was virtually offset by a related increase in premiums from our dental business. The remaining increase in other operating expenses, mainly the result of growth across the segment, partially offset by lower post-retirement benefit costs, was more than offset by the remaining increase in premiums, fees and other revenues.
Market Factors. Investment yields declined slightly as a result of a decrease in the size of our securities lending program and lower returns on equity securities, partially offset by higher returns on alternative investments and foreign currency derivatives. Unlike in the Retail and Corporate Benefit Funding segments, in the Group Voluntary & Worksite Benefits segment, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The impact of lower crediting rates in the current period, partially offset by the decline in investment yields, resulted in a slight increase in operating earnings.

Underwriting and Other Insurance Adjustments. Our group universal life and accidental death and dismemberment (“AD&D”) businesses experienced favorable mortality in the current period, mainly due to favorable claims experience, which resulted in a $12 million increase in operating earnings. Favorable morbidity experience in our disability business, primarily driven by fewer approvals, a reduction in the average size of claims and higher net closures, resulted in an $18 million increase in operating earnings. Increased utilization, coupled with unfavorable reserve development in our dental business, was virtually offset by higher net closures and the impact of lapses on certain insurance liabilities in our long-term care business. Refinements to certain insurance and other liabilities, which were recorded in the prior period, resulted in a $16 million decrease in operating earnings.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $21 million increase in operating earnings was attributable to business growth. Growth in premiums, as well as increases in allocated equity and long-duration contract liabilities, were partially offset by a reduction in policyholder account balances. This resulted in an increase in our average invested assets, improving operating earnings. Consistent with the growth in average invested assets from premiums, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased. An increase in the annual assessment of the PPACA fee increased other expenses in the current period; however, the impact of the assessment was significantly offset by a related increase in premiums from our dental business. The remaining increase in other operating expenses, mainly the result of growth across the segment, partially offset by lower post-retirement benefit costs, was more than offset by the remaining increase in premiums, fees and other revenues.
Market Factors. Investment yields improved as a result of higher returns on alternative investments, foreign currency derivatives and increased prepayment fees. This was partially offset by lower yields on our mortgage loans as a result of the sustained low interest rate environment, as well as lower returns on other limited partnership interests and a decrease in the size of our securities lending program. The increase in investment yields, coupled with lower crediting rates in the current period, increased operating earnings by $8 million.
Underwriting and Other Insurance Adjustments. Our life and AD&D businesses experienced favorable mortality in the current period, mainly due to favorable claims experience, which resulted in a $23 million increase in operating earnings. Favorable morbidity experience in our long-term care and disability businesses was partially offset by increased utilization in our dental business and resulted in a $16 million increase in operating earnings. The favorable claims experience in our long-term care business was due to higher net closures and the impact of lapses on certain insurance liabilities. In our disability business, the favorable claims experience was primarily driven by fewer approvals, a reduction in the average size of claims and higher net closures. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in an $11 million increase in operating earnings.

Corporate Benefit Funding
Business Overview. Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2015, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Lower pension plan closeouts resulted in a decrease in premiums. In addition, more competitive pricing in the market drove a decrease in structured settlement annuity sales. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits and claims.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$315	$671	$730	$1,037
Universal life and investment-type product policy fees	51	46	95	94
Net investment income	1,305	1,197	2,530	2,340
Other revenues	78	78	149	145
Total operating revenues	1,749	1,992	3,504	3,616
Operating expenses
Policyholder benefits and claims and policyholder dividends	847	1,161	1,764	2,036
Interest credited to policyholder account balances	266	259	530	505
Capitalization of DAC	(4)	(18)	(10)	(19)
Amortization of DAC and VOBA	6	5	11	9
Interest expense on debt	2	2	3	5
Other expenses	125	128	243	236
Total operating expenses	1,242	1,537	2,541	2,772
Provision for income tax expense (benefit)	177	156	335	291
Operating earnings	$330	$299	$628	$553
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of current period deposits and funding agreement issuances resulted in higher invested assets, which drove an increase in net investment income, partially offset by the related increase in interest credited expense, and resulted in a $51 million increase in operating earnings.
Market Factors. The sustained low interest rate environment impacted our investment yields, as well as our interest credited rates. Lower interest rates drove lower investment yields on mortgage loans and fixed maturity securities, as well as from our securities lending program. In addition, weaker equity markets in the current period resulted in lower returns on other limited partnership interests. These unfavorable changes were partially offset by higher income on interest rate and foreign currency derivatives and improved earnings on real estate and real estate joint ventures, as well as the favorable impact of a conversion of the securities accounting system. Many of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower interest credited expense, partially offset by lower investment returns, resulted in an increase in operating earnings of $9 million.
Underwriting and Other Insurance Adjustments. Less favorable mortality, primarily from our pension closeout and specialized life insurance products, was partially offset by more favorable mortality in our income annuity business in the current period and resulted in a $4 million decrease in operating earnings. The net impact of insurance liability refinements that were recorded in both periods decreased operating earnings by $16 million.
Expenses. Slightly higher employee-related costs and annual premium tax adjustments decreased operating earnings by $7 million.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of current period deposits and funding agreement issuances resulted in higher invested assets, which drove an increase in net investment income, partially offset by the related increase in interest credited expense, and resulted in a $97 million increase in operating earnings.
Market Factors. The sustained low interest rate environment impacted our investment yields, as well as our interest credited rates. Lower interest rates drove lower investment yields on fixed maturity securities and mortgage loans, as well as from our securities lending program. In addition, weaker equity markets in the current period resulted in lower returns on other limited partnership interests. These unfavorable changes were partially offset by higher income on interest rate and foreign currency derivatives and improved earnings on alternative investments, real estate and real estate joint ventures, as well as the favorable impact of a conversion of the securities accounting system. The impact of lower investment returns, partially offset by lower interest credited expense, resulted in a decrease in operating earnings of $8 million.
Underwriting and Other Insurance Adjustments. More favorable mortality, primarily from our income annuity and specialized life insurance products, in the current period resulted in a $7 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both periods decreased operating earnings by $17 million.
Expenses. Slightly higher employee-related costs and annual premium tax adjustments decreased operating earnings by $7 million.
Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$27	$31	$56	$66
Net investment income	51	97	116	203
Other revenues	155	163	327	333
Total operating revenues	233	291	499	602
Operating expenses
Policyholder benefits and claims and policyholder dividends	25	16	44	38
Capitalization of DAC	(1)	—	(1)	—
Interest expense on debt	29	33	59	68
Other expenses	248	283	492	590
Total operating expenses	301	332	594	696
Provision for income tax expense (benefit)	(102)	(76)	(190)	(166)
Operating earnings	$34	$35	$95	$72

The table below presents operating earnings by source net of income tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)

Net investment income	$33	$63	$75	$132
Interest expense on debt	(19)	(21)	(39)	(44)
Acquisition costs	—	(1)	—	(2)
Corporate initiatives and projects	(23)	(37)	(42)	(63)
Incremental tax benefit	78	62	157	133
Other	(35)	(31)	(56)	(84)
Operating earnings	$34	$35	$95	$72
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Net Investment Income. A $30 million decrease in net investment income was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, lower yields on fixed maturity securities as a result of the sustained low interest rate environment and lower returns on alternative investments. This decrease was partially offset by higher returns on real estate and real estate joint ventures and other limited partnership interests.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $14 million primarily due to lower relocation costs, severance and consulting expenses associated with certain enterprise-wide initiatives.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In the current period we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $16 million over the prior period.
Other. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses. Our results included an increase in employee-related costs of $18 million, which was offset by lower direct business and reinsurance costs totaling $17 million.
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Net Investment Income. A $57 million decrease in net investment income was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, as well as lower yields on fixed maturity securities as a result of the sustained low interest rate environment. This decrease was partially offset by higher returns on other limited partnership interests and real estate and real estate joint ventures.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $21 million primarily due to lower relocation costs, severance and consulting expenses associated with certain enterprise-wide initiatives.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In the current period we benefited primarily from higher utilization of tax preferenced investments which improved operating earnings by $24 million over the prior period.
Other. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses. Our results benefited from lower direct business and reinsurance costs of $24 million, as well as lower corporate overhead, higher state tax credits and lower advertising expenses totaling $12 million. These benefits were partially offset by an increase in employee-related costs of $11 million.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2014 Annual Report; (ii) Part II, Item 1, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015; and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2014 Annual Report, Metropolitan Life Insurance Company received approximately 4,636 asbestos-related claims in 2014. During the six months ended June 30, 2015 and 2014, Metropolitan Life Insurance Company received approximately 2,022 and 2,569 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2015.
Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against Metropolitan Life Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that Metropolitan Life Insurance Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 21, 2012 and January 9, 2013, the Treasurer filed substantially identical suits against New England Life Insurance Company and General American Life Insurance Company, respectively. On June 16, 2015, the West Virginia Supreme Court of Appeals reversed the Circuit Court’s order that had granted defendants’ motions to dismiss the actions and remanded them to the Circuit Court for further proceedings. The defendants intend to defend these actions vigorously.
Total Control Accounts Litigation
Keife, et al. v. Metropolitan Life Insurance Company (D. Nev., filed in state court on July 30, 2010 and removed to federal court on September 7, 2010); and Simon v. Metropolitan Life Insurance Company (D. Nev., filed November 3, 2011)
These putative class action lawsuits, which have been consolidated, raise breach of contract claims arising from Metropolitan Life Insurance Company’s use of the total control accounts to pay life insurance benefits under the Federal Employees’ Group Life Insurance program. On March 8, 2013, the court granted Metropolitan Life Insurance Company’s motion for summary judgment. On June 12, 2015, the United States Court of Appeals for the Ninth Circuit affirmed the order granting summary judgment to Metropolitan Life Insurance Company.
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
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2014 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. There have been no other material changes to our risk factors from the risk factors previously disclosed in the 2014 Annual Report, as amended or supplemented by such information in Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Metropolitan Life Insurance Company and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Metropolitan Life Insurance Company and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and Metropolitan Life Insurance Company’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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
Accounting Officer (Authorized Signatory
and Principal Accounting Officer)
Date: August 12, 2015

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Metropolitan Life Insurance Company and its subsidiaries, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Metropolitan Life Insurance Company and its subsidiaries may be found elsewhere in this Quarterly Report on Form 10-Q and Metropolitan Life Insurance Company’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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