Form 10-Q
period 2015-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2015-11-12
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 12, 2015, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2015 (Unaudited) and December 31, 2014 and for the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:	8
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	10
	Note 3 — Insurance	15
	Note 4 — Closed Block	17
	Note 5 — Investments	19
	Note 6 — Derivatives	33
	Note 7 — Fair Value	46
	Note 8 — Equity	75
	Note 9 — Other Expenses	78
	Note 10 — Employee Benefit Plans	78
	Note 11 — Income Tax	78
	Note 12 — Contingencies, Commitments and Guarantees	79
	Note 13 — Related Party Transactions	85
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	88
Item 4.	Controls and Procedures	114

Part II — Other Information
Item 1.	Legal Proceedings	115
Item 1A.	Risk Factors	116
Item 6.	Exhibits	117

Signatures		118

Exhibit Index		E - 1

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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $167,394 and $173,604, respectively; includes $136 and $160, respectively, relating to variable interest entities)	$177,441	$188,911
Equity securities available-for-sale, at estimated fair value (cost: $2,030 and $1,926, respectively)	2,005	2,065
Trading and fair value option securities, at estimated fair value (includes $696 and $654, respectively, of actively traded securities; and $14 and $15, respectively, relating to variable interest entities)	725	705
Mortgage loans (net of valuation allowances of $256 and $258, respectively; includes $315 and $308, respectively, under the fair value option)	51,238	49,059
Policy loans	8,523	8,491
Real estate and real estate joint ventures (includes $0 and $8, respectively, relating to variable interest entities; includes $767 and $78, respectively, of real estate held-for-sale)	7,284	7,874
Other limited partnership interests (includes $27 and $34, respectively, relating to variable interest entities)	4,666	4,926
Short-term investments, principally at estimated fair value	8,135	4,474
Other invested assets (includes $43 and $56, respectively, relating to variable interest entities)	16,980	14,209
Total investments	276,997	280,714
Cash and cash equivalents, principally at estimated fair value (includes $0 and $2, respectively, relating to variable interest entities)	3,077	1,993
Accrued investment income (includes $2 and $3, respectively, relating to variable interest entities)	2,300	2,293
Premiums, reinsurance and other receivables (includes $2 and $2, respectively, relating to variable interest entities)	25,496	23,439
Deferred policy acquisition costs and value of business acquired	5,969	5,975
Current income tax recoverable	226	—
Other assets (includes $5 and $4, respectively, relating to variable interest entities)	4,633	4,469
Separate account assets	136,354	139,335
Total assets	$455,052	$458,218
Liabilities and Equity
Liabilities
Future policy benefits	$118,099	$117,402
Policyholder account balances	93,813	95,902
Other policy-related balances	7,513	5,840
Policyholder dividends payable	644	615
Policyholder dividend obligation	2,309	3,155
Payables for collateral under securities loaned and other transactions	22,360	24,167
Short-term debt	100	100
Long-term debt (includes $76 and $91, respectively, at estimated fair value, relating to variable interest entities)	1,881	2,027
Current income tax payable	—	44
Deferred income tax liability	3,595	3,835
Other liabilities (includes $4 and $17, respectively, relating to variable interest entities)	35,730	33,447
Separate account liabilities	136,354	139,335
Total liabilities	422,398	425,869
Contingencies, Commitments and Guarantees (Note 12)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,453	14,448
Retained earnings	13,997	12,470
Accumulated other comprehensive income (loss)	3,816	5,034
Total Metropolitan Life Insurance Company stockholder’s equity	32,271	31,957
Noncontrolling interests	383	392
Total equity	32,654	32,349
Total liabilities and equity	$455,052	$458,218
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Premiums	$6,260	$5,087	$16,463	$15,415
Universal life and investment-type product policy fees	642	623	1,925	1,806
Net investment income	2,797	2,990	8,822	8,931
Other revenues	383	440	1,166	1,303
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(18)	(3)	(24)	(15)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	8	(8)	(3)	(9)
Other net investment gains (losses)	142	174	291	98
Total net investment gains (losses)	132	163	264	74
Net derivative gains (losses)	558	554	827	617
Total revenues	10,772	9,857	29,467	28,146
Expenses
Policyholder benefits and claims	6,897	5,697	18,395	17,315
Interest credited to policyholder account balances	547	536	1,628	1,610
Policyholder dividends	332	320	940	919
Other expenses	1,861	1,464	4,789	4,272
Total expenses	9,637	8,017	25,752	24,116
Income (loss) from continuing operations before provision for income tax	1,135	1,840	3,715	4,030
Provision for income tax expense (benefit)	867	537	1,589	1,150
Income (loss) from continuing operations, net of income tax	268	1,303	2,126	2,880
Income (loss) from discontinued operations, net of income tax	—	—	—	(3)
Net income (loss)	268	1,303	2,126	2,877
Less: Net income (loss) attributable to noncontrolling interests	(8)	(7)	(1)	(6)
Net income (loss) attributable to Metropolitan Life Insurance Company	$276	$1,310	$2,127	$2,883
Comprehensive income (loss)	$936	$911	$908	$5,795
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(8)	(7)	(1)	(6)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$944	$918	$909	$5,801
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$5	$14,448	$12,470	$5,034	$31,957	$392	$32,349
Capital contributions from MetLife, Inc.		3			3		3
Returns of capital		—			—		—
Excess tax benefits related to stock-based compensation		2			2		2
Dividend paid to MetLife, Inc.			(600)		(600)		(600)
Change in equity of noncontrolling interests					—	(8)	(8)
Net income (loss)			2,127		2,127	(1)	2,126
Other comprehensive income (loss), net of income tax				(1,218)	(1,218)		(1,218)
Balance at September 30, 2015	$5	$14,453	$13,997	$3,816	$32,271	$383	$32,654

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$5	$14,515	$9,352	$2,158	$26,030	$250	$26,280
Capital contributions from MetLife, Inc.		3			3		3
Returns of capital		(76)			(76)		(76)
Excess tax benefits related to stock-based compensation		4			4		4
Dividend paid to MetLife, Inc.			(558)		(558)		(558)
Change in equity of noncontrolling interests					—	111	111
Net income (loss)			2,883		2,883	(6)	2,877
Other comprehensive income (loss), net of income tax				2,918	2,918		2,918
Balance at September 30, 2014	$5	$14,446	$11,677	$5,076	$31,204	$355	$31,559
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$3,128	$4,502
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	61,813	45,276
Equity securities	273	176
Mortgage loans	8,554	8,427
Real estate and real estate joint ventures	1,295	542
Other limited partnership interests	558	257
Purchases of:
Fixed maturity securities	(53,554)	(51,259)
Equity securities	(323)	(140)
Mortgage loans	(11,082)	(10,044)
Real estate and real estate joint ventures	(559)	(1,164)
Other limited partnership interests	(474)	(598)
Cash received in connection with freestanding derivatives	932	440
Cash paid in connection with freestanding derivatives	(589)	(697)
Purchases of loans to affiliates	—	(437)
Net change in policy loans	(32)	(75)
Net change in short-term investments	(3,664)	1,289
Net change in other invested assets	(193)	(107)
Net change in property, equipment and leasehold improvements	(149)	(104)
Other, net	—	18
Net cash provided by (used in) investing activities	2,806	(8,200)
Cash flows from financing activities
Policyholder account balances:
Deposits	45,992	48,457
Withdrawals	(48,144)	(44,549)
Net change in payables for collateral under securities loaned and other transactions	(1,807)	2,001
Net change in short-term debt	—	(320)
Long-term debt issued	14	—
Long-term debt repaid	(156)	(245)
Dividends paid to MetLife, Inc.	(600)	(558)
Other, net	(149)	(332)
Net cash provided by (used in) financing activities	(4,850)	4,454
Change in cash and cash equivalents	1,084	756
Cash and cash equivalents, beginning of period	1,993	1,098
Cash and cash equivalents, end of period	$3,077	$1,854
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$77	$95
Income tax	$1,139	$623
Non-cash transactions:
Capital contributions from MetLife, Inc.	$3	$3
Fixed maturity securities received in connection with pension closeout transactions	$903	$—
Deconsolidation of MetLife Core Property Fund:
Reduction of redeemable noncontrolling interests	$—	$774
Reduction of long-term debt	$—	$413
Reduction of real estate and real estate joint ventures	$—	$1,132
Issuance of short-term debt	$—	$245
Returns of capital	$—	$76
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance on short-duration insurance contracts (Accounting Standards Update (“ASU”) 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts). The amendments in this new guidance are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The new guidance should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The new guidance requires insurance entities to provide users of financial statements with more transparent information about initial claim estimates and subsequent adjustments to these estimates, including information on: (i) reconciling from the claim development table to the balance sheet liability, (ii) methodologies and judgments in estimating claims, and (iii) the timing, and frequency of claims. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In February 2015, the FASB issued certain amendments to the consolidation analysis to improve consolidation guidance for legal entities (ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in this ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2016 and interim periods within those years and should be applied retrospectively. In July 2015, the FASB voted to defer the effective date of this ASU by one year, effective for fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest products and other stable value products, income annuities and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance non-qualified benefit programs for executives.
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
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. Consequently, prior period results for the three months and nine months ended September 30, 2014 were impacted as follows:

•	Retail’s operating earnings increased (decreased) by $53 million and $116 million, net of ($29) million and ($37) million of income tax expense (benefit), respectively;

•	Group, Voluntary & Worksite Benefits’ operating earnings increased (decreased) by ($5) million and ($14) million, net of ($6) million and ($10) million of income tax expense (benefit), respectively;

•	Corporate Benefit Funding’s operating earnings increased (decreased) by ($16) million and ($45) million, net of ($8) million and ($30) million of income tax expense (benefit), respectively; and

•	Corporate & Other’s operating earnings increased (decreased) by ($32) million and ($57) million, net of $43 million and $77 million of income tax expense (benefit), respectively.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

	Operating Results
Three Months Ended September 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,007	$3,672	$1,551	$30	$6,260	$—	$6,260
Universal life and investment-type product policy fees	384	188	45	—	617	25	642
Net investment income	1,319	467	1,193	(73)	2,906	(109)	2,797
Other revenues	33	110	68	172	383	—	383
Net investment gains (losses)	—	—	—	—	—	132	132
Net derivative gains (losses)	—	—	—	—	—	558	558
Total revenues	2,743	4,437	2,857	129	10,166	606	10,772
Expenses
Policyholder benefits and claims and policyholder dividends	1,646	3,507	2,073	21	7,247	(18)	7,229
Interest credited to policyholder account balances	239	38	268	—	545	2	547
Capitalization of DAC	(113)	(2)	(1)	(1)	(117)	—	(117)
Amortization of DAC and VOBA	191	7	5	1	204	99	303
Interest expense on debt	1	—	1	29	31	—	31
Other expenses	417	549	109	558	1,633	11	1,644
Total expenses	2,381	4,099	2,455	608	9,543	94	9,637
Provision for income tax expense (benefit)	107	127	140	314	688	179	867
Operating earnings	$255	$211	$262	$(793)	(65)
Adjustments to:
Total revenues					606
Total expenses					(94)
Provision for income tax (expense) benefit					(179)
Income (loss) from continuing operations, net of income tax					$268		$268

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,010	$3,606	$438	$33	$5,087	$—	$5,087
Universal life and investment-type product policy fees	377	180	51	—	608	15	623
Net investment income	1,358	455	1,229	66	3,108	(118)	2,990
Other revenues	97	101	69	173	440	—	440
Net investment gains (losses)	—	—	—	—	—	163	163
Net derivative gains (losses)	—	—	—	—	—	554	554
Total revenues	2,842	4,342	1,787	272	9,243	614	9,857
Expenses
Policyholder benefits and claims and policyholder dividends	1,581	3,466	929	23	5,999	18	6,017
Interest credited to policyholder account balances	245	38	250	—	533	3	536
Capitalization of DAC	(92)	(4)	(10)	—	(106)	—	(106)
Amortization of DAC and VOBA	78	8	4	—	90	(2)	88
Interest expense on debt	1	—	3	34	38	—	38
Other expenses	460	533	131	301	1,425	19	1,444
Total expenses	2,273	4,041	1,307	358	7,979	38	8,017
Provision for income tax expense (benefit)	162	108	168	(103)	335	202	537
Operating earnings	$407	$193	$312	$17	929
Adjustments to:
Total revenues					614
Total expenses					(38)
Provision for income tax (expense) benefit					(202)
Income (loss) from continuing operations, net of income tax					$1,303		$1,303

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,017	$11,079	$2,281	$86	$16,463	$—	$16,463
Universal life and investment-type product policy fees	1,151	559	140	—	1,850	75	1,925
Net investment income	4,009	1,388	3,723	43	9,163	(341)	8,822
Other revenues	118	332	217	499	1,166	—	1,166
Net investment gains (losses)	—	—	—	—	—	264	264
Net derivative gains (losses)	—	—	—	—	—	827	827
Total revenues	8,295	13,358	6,361	628	28,642	825	29,467
Expenses
Policyholder benefits and claims and policyholder dividends	4,860	10,561	3,837	65	19,323	12	19,335
Interest credited to policyholder account balances	713	113	798	—	1,624	4	1,628
Capitalization of DAC	(324)	(9)	(11)	(2)	(346)	—	(346)
Amortization of DAC and VOBA	463	23	16	1	503	92	595
Interest expense on debt	3	—	4	88	95	1	96
Other expenses	1,364	1,675	352	1,050	4,441	3	4,444
Total expenses	7,079	12,363	4,996	1,202	25,640	112	25,752
Provision for income tax expense (benefit)	371	370	475	124	1,340	249	1,589
Operating earnings	$845	$625	$890	$(698)	1,662
Adjustments to:
Total revenues					825
Total expenses					(112)
Provision for income tax (expense) benefit					(249)
Income (loss) from continuing operations, net of income tax					$2,126		$2,126

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$2,978	$10,863	$1,475	$99	$15,415	$—	$15,415
Universal life and investment-type product policy fees	1,092	538	145	—	1,775	31	1,806
Net investment income	4,099	1,341	3,569	269	9,278	(347)	8,931
Other revenues	273	310	214	506	1,303	—	1,303
Net investment gains (losses)	—	—	—	—	—	74	74
Net derivative gains (losses)	—	—	—	—	—	617	617
Total revenues	8,442	13,052	5,403	874	27,771	375	28,146
Expenses
Policyholder benefits and claims and policyholder dividends	4,669	10,494	2,965	61	18,189	45	18,234
Interest credited to policyholder account balances	729	117	755	—	1,601	9	1,610
Capitalization of DAC	(272)	(12)	(29)	—	(313)	—	(313)
Amortization of DAC and VOBA	422	19	13	—	454	28	482
Interest expense on debt	3	—	8	102	113	1	114
Other expenses	1,112	1,600	367	891	3,970	19	3,989
Total expenses	6,663	12,218	4,079	1,054	24,014	102	24,116
Provision for income tax expense (benefit)	558	305	459	(269)	1,053	97	1,150
Operating earnings	$1,221	$529	$865	$89	2,704
Adjustments to:
Total revenues					375
Total expenses					(102)
Provision for income tax (expense) benefit					(97)
Income (loss) from continuing operations, net of income tax					$2,880		$2,880

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2015	December 31, 2014
	(In millions)
Retail	$176,960	$181,207
Group, Voluntary & Worksite Benefits	44,372	43,718
Corporate Benefit Funding	203,159	203,281
Corporate & Other	30,561	30,012
Total	$455,052	$458,218
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
Information regarding the types of guarantees relating to annuity contracts and universal and variable life contracts was as follows at:

	September 30, 2015		December 31, 2014
	In the Event of Death	At Annuitization	In the Event of Death	At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuities
Total contract account value	$59,023	$27,428	$62,810	$29,474
Separate account value	$47,342	$26,291	$51,077	$28,347
Net amount at risk	$1,951	$408	$702	$244
Average attained age of contractholders	65 years	63 years	65 years	63 years

Two Tier and Other Annuities
Account value	N/A	$407	N/A	$456
Net amount at risk	N/A	$145	N/A	$153
Average attained age of contractholders	N/A	56 years	N/A	55 years

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
3. Insurance (continued)

	September 30, 2015		December 31, 2014
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Account value (general and separate account)	$8,043	$1,061	$8,213	$1,091
Net amount at risk	$76,697	$7,784	$78,758	$8,164
Average attained age of policyholders	55 years	61 years	54 years	60 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2015	December 31, 2014
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,280	$41,667
Other policy-related balances	275	265
Policyholder dividends payable	498	461
Policyholder dividend obligation	2,309	3,155
Current income tax payable	29	1
Other liabilities	474	646
Total closed block liabilities	44,865	46,195
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,739	29,199
Equity securities available-for-sale, at estimated fair value	94	91
Mortgage loans	6,122	6,076
Policy loans	4,641	4,646
Real estate and real estate joint ventures	601	666
Other invested assets	1,203	1,065
Total investments	40,400	41,743
Cash and cash equivalents	266	227
Accrued investment income	484	477
Premiums, reinsurance and other receivables	106	67
Deferred income tax assets	286	289
Total assets designated to the closed block	41,542	42,803
Excess of closed block liabilities over assets designated to the closed block	3,323	3,392
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	1,712	2,291
Unrealized gains (losses) on derivatives, net of income tax	63	28
Allocated to policyholder dividend obligation, net of income tax	(1,501)	(2,051)
Total amounts included in AOCI	274	268
Maximum future earnings to be recognized from closed block assets and liabilities	$3,597	$3,660
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$3,155	$1,771
Change in unrealized investment and derivative gains (losses)	(846)	1,384
Balance, end of period	$2,309	$3,155

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Revenues
Premiums	$447	$461	$1,334	$1,380
Net investment income	487	516	1,500	1,568
Net investment gains (losses)	(9)	—	(8)	8
Net derivative gains (losses)	13	17	25	13
Total revenues	938	994	2,851	2,969
Expenses
Policyholder benefits and claims	635	620	1,886	1,889
Policyholder dividends	273	255	757	731
Other expenses	36	39	109	118
Total expenses	944	914	2,752	2,738
Revenues, net of expenses before provision for income tax expense (benefit)	(6)	80	99	231
Provision for income tax expense (benefit)	(1)	28	36	81
Revenues, net of expenses and provision for income tax expense (benefit)	$(5)	$52	$63	$150
Metropolitan Life Insurance Company charges the closed block with federal income taxes, state and local premium taxes and other state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan of Reorganization. Metropolitan Life Insurance Company also charges the closed block for expenses of maintaining the policies included in the closed block.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

	September 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$58,717	$4,471	$1,105	$7	$62,076	$59,532	$6,246	$421	$—	$65,357
U.S. Treasury and agency	35,115	4,292	102	—	39,305	34,391	4,698	19	—	39,070
Foreign corporate	27,560	1,212	1,255	—	27,517	28,395	1,934	511	—	29,818
RMBS	24,280	1,247	184	42	25,301	26,893	1,493	157	66	28,163
ABS	6,701	58	118	—	6,641	8,206	102	82	—	8,226
CMBS	6,230	173	52	—	6,351	7,705	241	33	—	7,913
State and political subdivision	5,933	970	21	1	6,881	5,329	1,197	6	—	6,520
Foreign government	2,858	584	73	—	3,369	3,153	761	70	—	3,844
Total fixed maturity securities	$167,394	$13,007	$2,910	$50	$177,441	$173,604	$16,672	$1,299	$66	$188,911
Equity securities
Common stock	$1,322	$48	$93	$—	$1,277	$1,236	$142	$26	$—	$1,352
Non-redeemable preferred stock	708	58	38	—	728	690	53	30	—	713
Total equity securities	$2,030	$106	$131	$—	$2,005	$1,926	$195	$56	$—	$2,065
The Company held non-income producing fixed maturity securities with an estimated fair value of $8 million and $6 million with unrealized gains (losses) of less than ($1) million and $5 million at September 30, 2015 and December 31, 2014, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$7,349	$35,814	$34,434	$52,586	$37,211	$167,394
Estimated fair value	$7,320	$37,201	$35,446	$59,181	$38,293	$177,441
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

	September 30, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$14,179	$854	$2,007	$258	$8,950	$260	$2,251	$161
U.S. Treasury and agency	1,723	101	254	1	3,933	6	982	13
Foreign corporate	9,290	793	2,443	462	7,052	397	1,165	114
RMBS	3,597	107	1,497	119	3,141	63	1,900	160
ABS	2,768	72	1,396	46	3,147	45	732	37
CMBS	999	25	452	27	772	20	461	13
State and political subdivision	581	18	15	4	26	—	76	6
Foreign government	657	58	86	15	327	32	265	38
Total fixed maturity securities	$33,794	$2,028	$8,150	$932	$27,348	$823	$7,832	$542
Equity securities
Common stock	$261	$92	$8	$1	$98	$26	$1	$—
Non-redeemable preferred stock	66	2	133	36	32	—	139	30
Total equity securities	$327	$94	$141	$37	$130	$26	$140	$30
Total number of securities in an unrealized loss position	3,501		643		1,997		642
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities and equity securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2015. Future other-than-temporary impairment (“OTTI”) will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $1.6 billion during the nine months ended September 30, 2015 to $3.0 billion. The increase in gross unrealized losses for the nine months ended September 30, 2015 was primarily attributable to widening credit spreads, and to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At September 30, 2015, $190 million of the total $3.0 billion of gross unrealized losses were from 38 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $190 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $149 million, or 78%, were related to gross unrealized losses on 21 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $190 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $41 million, or 22%, were related to gross unrealized losses on 17 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to non-agency RMBS (primarily alternative residential mortgage loans) and foreign and U.S. corporate securities (primarily utility industry securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over valuations of residential real estate supporting non-agency RMBS. Management evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; and evaluates foreign and U.S. corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities increased $75 million during the nine months ended September 30, 2015 to $131 million. Of the $131 million, $26 million were from six securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $26 million, 62% were from securities rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock securities.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans:
Commercial	$31,954	62.4%	$32,482	66.2%
Agricultural	11,291	22.0	11,033	22.5
Residential	7,934	15.5	5,494	11.2
Subtotal (1)	51,179	99.9	49,009	99.9
Valuation allowances	(256)	(0.5)	(258)	(0.5)
Subtotal mortgage loans, net	50,923	99.4	48,751	99.4
Residential — fair value option (“FVO”)	315	0.6	308	0.6
Total mortgage loans, net	$51,238	100.0%	$49,059	100.0%
__________________

(1)
Purchases of mortgage loans were $821 million and $3.0 billion for the three months and nine months ended September 30, 2015, respectively. Purchases of mortgage loans were $2.1 billion and $3.5 billion for the three months and nine months ended September 30, 2014, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2015
Commercial	$7	$7	$7	$76	$76	$31,871	$159	$76
Agricultural	46	44	3	12	12	11,235	34	53
Residential	—	—	—	118	109	7,825	53	109
Total	$53	$51	$10	$206	$197	$50,931	$246	$238
December 31, 2014
Commercial	$75	$75	$24	$84	$84	$32,323	$158	$135
Agricultural	47	45	2	14	13	10,975	33	56
Residential	—	—	—	40	37	5,457	41	37
Total	$122	$120	$26	$138	$134	$48,755	$232	$228
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $118 million, $58 million and $96 million, respectively, for the three months ended September 30, 2015; and $136 million, $59 million and $72 million, respectively, for the nine months ended September 30, 2015.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $249 million, $65 million and $17 million, respectively, for the three months ended September 30, 2014; and $333 million, $81 million and $12 million, respectively, for the nine months ended September 30, 2014.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2015				2014
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$182	$35	$41	$258	$213	$40	$19	$272
Provision (release)	(4)	2	26	24	(3)	(5)	25	17
Charge-offs, net of recoveries	(12)	—	(14)	(26)	(23)	(1)	(3)	(27)
Balance, end of period	$166	$37	$53	$256	$187	$34	$41	$262

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
September 30, 2015
Loan-to-value ratios
Less than 65%	$26,613	$838	$356	$27,807	87.0%	$28,956	87.5%
65% to 75%	3,199	208	53	3,460	10.8	3,465	10.5
76% to 80%	47	—	8	55	0.2	55	0.2
Greater than 80%	188	233	211	632	2.0	599	1.8
Total	$30,047	$1,279	$628	$31,954	100.0%	$33,075	100.0%
December 31, 2014
Loan-to-value ratios
Less than 65%	$26,810	$746	$761	$28,317	87.2%	$29,860	87.7%
65% to 75%	2,783	391	86	3,260	10.0	3,322	9.8
76% to 80%	109	—	8	117	0.4	121	0.3
Greater than 80%	384	256	148	788	2.4	736	2.2
Total	$30,086	$1,393	$1,003	$32,482	100.0%	$34,039	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$10,695	94.7%	$10,462	94.8%
65% to 75%	506	4.5	469	4.2
76% to 80%	22	0.2	17	0.2
Greater than 80%	68	0.6	85	0.8
Total	$11,291	100.0%	$11,033	100.0%
The estimated fair value of agricultural mortgage loans was $11.7 billion and $11.4 billion at September 30, 2015 and December 31, 2014, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators
Performing	$7,700	97.1%	$5,345	97.3%
Nonperforming	234	2.9	149	2.7
Total	$7,934	100.0%	$5,494	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The estimated fair value of residential mortgage loans was $8.1 billion and $5.6 billion at September 30, 2015 and December 31, 2014, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2015 and December 31, 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In millions)
Commercial	$—	$—	$7	$75
Agricultural	109	1	46	41
Residential	234	149	234	149
Total	$343	$150	$287	$265
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During both the three months and nine months ended September 30, 2015 and 2014, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.4 billion and $1.0 billion at September 30, 2015 and December 31, 2014, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2015	December 31, 2014
	(In millions)
Fixed maturity securities	$10,052	$15,374
Fixed maturity securities with noncredit OTTI losses in AOCI	(50)	(66)
Total fixed maturity securities	10,002	15,308
Equity securities	26	173
Derivatives	2,058	1,649
Other	113	87
Subtotal	12,199	17,217
Amounts allocated from:
Future policy benefits	(11)	(1,964)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	(3)
DAC, VOBA and DSI	(661)	(918)
Policyholder dividend obligation	(2,309)	(3,155)
Subtotal	(2,981)	(6,040)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	15	25
Deferred income tax benefit (expense)	(3,226)	(3,928)
Net unrealized investment gains (losses)	6,007	7,274
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$6,006	$7,273
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
	(In millions)
Balance, beginning of period	$(66)	$(149)
Noncredit OTTI losses and subsequent changes recognized	3	10
Securities sold with previous noncredit OTTI loss	92	41
Subsequent changes in estimated fair value	(79)	32
Balance, end of period	$(50)	$(66)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2015
(In millions)
Balance, beginning of period	$7,273
Fixed maturity securities on which noncredit OTTI losses have been recognized	16
Unrealized investment gains (losses) during the period	(5,034)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,953
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	3
DAC, VOBA and DSI	257
Policyholder dividend obligation	846
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(10)
Deferred income tax benefit (expense)	702
Net unrealized investment gains (losses)	6,006
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$6,006
Change in net unrealized investment gains (losses)	$(1,267)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$(1,267)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2015 and December 31, 2014.
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
Elements of the securities lending program are presented below at:

	September 30, 2015	December 31, 2014
	(In millions)
Securities on loan: (1)
Amortized cost	$16,147	$19,099
Estimated fair value	$17,741	$21,185
Cash collateral on deposit from counterparties (2)	$18,113	$21,635
Security collateral on deposit from counterparties (3)	$67	$19
Reinvestment portfolio — estimated fair value	$18,283	$22,046
__________________

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$6,379	$7,524	$3,798	$280	$17,981	99.3%
Agency RMBS	—	26	63	—	89	0.5
U.S. corporate	1	42	—	—	43	0.2
Foreign corporate	—	—	—	—	—	—
Foreign government	—	—	—	—	—	—
Total	$6,380	$7,592	$3,861	$280	$18,113	100.0%

	December 31, 2014
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	6 Months to 1 Year	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$7,346	$7,401	$3,912	$—	$18,659	86.2%
Agency RMBS	—	387	2,015	—	2,402	11.1
U.S. corporate	109	148	—	—	257	1.2
Foreign corporate	152	89	—	—	241	1.1
Foreign government	22	54	—	—	76	0.4
Total	$7,629	$8,079	$5,927	$—	$21,635	100.0%
_________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2015 was $6.2 billion, over 99% of which were U.S. Treasury and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. Treasury and agency, agency RMBS, ABS, U.S. and foreign corporate securities) with over 64% invested in agency RMBS, U.S. Treasury and agency securities, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	September 30, 2015	December 31, 2014
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,278	$1,421
Invested assets pledged as collateral (1)	20,172	20,712
Total invested assets on deposit and pledged as collateral	$21,450	$22,133
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
Consolidated VIEs
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at September 30, 2015 and December 31, 2014. Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.

	September 30, 2015		December 31, 2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Fixed maturity securities (1)	$140	$66	$163	$78
Other invested assets	46	—	59	—
Other limited partnership interests	29	—	37	—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	14	14	16	15
Real estate joint ventures	—	—	9	15
Total	$229	$80	$284	$108
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

(1)
The Company consolidates certain fixed maturity securities purchased in an investment vehicle which was partially funded with affiliated long-term debt. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for both the three months ended September 30, 2015 and 2014, and $1 million for both the nine months ended September 30, 2015 and 2014.

(2)
The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both September 30, 2015 and December 31, 2014. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for both the three months ended September 30, 2015 and 2014, and $1 million for both the nine months ended September 30, 2015 and 2014.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, ABS and CMBS) (2)	$38,293	$38,293	$44,302	$44,302
U.S. and foreign corporate	1,671	1,671	1,919	1,919
Other limited partnership interests	3,374	4,371	3,722	4,833
Other invested assets	1,548	1,962	1,683	2,003
Real estate joint ventures	37	51	52	74
Total	$44,923	$46,348	$51,678	$53,131
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $188 million and $212 million at September 30, 2015 and December 31, 2014, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or ABS issued by trusts that do not have substantial equity.
As described in Note 12, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the nine months ended September 30, 2015 and 2014.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Investment income:
Fixed maturity securities	$1,918	$2,038	$5,992	$6,158
Equity securities	21	18	64	63
Trading and FVO securities — Actively Traded and FVO general account securities (1)	(39)	(10)	(21)	25
Mortgage loans	623	631	1,871	1,782
Policy loans	105	112	324	336
Real estate and real estate joint ventures	190	187	599	556
Other limited partnership interests	169	194	485	575
Cash, cash equivalents and short-term investments	5	8	17	20
Operating joint venture	—	1	6	—
Other	25	22	154	37
Subtotal	3,017	3,201	9,491	9,552
Less: Investment expenses	220	211	670	622
Subtotal, net	2,797	2,990	8,821	8,930
FVO CSEs — interest income:
Securities	—	—	1	1
Subtotal	—	—	1	1
Net investment income	$2,797	$2,990	$8,822	$8,931
__________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were ($39) million and ($47) million for the three months and nine months ended September 30, 2015, respectively, and ($19) million and ($2) million for the three months and nine months ended September 30, 2014, respectively.

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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(9)	$—	$(12)	$(6)
Total U.S. and foreign corporate securities	(9)	—	(12)	(6)
RMBS	—	(11)	(14)	(18)
State and political subdivision	(1)	—	(1)	—
OTTI losses on fixed maturity securities recognized in earnings	(10)	(11)	(27)	(24)
Fixed maturity securities — net gains (losses) on sales and disposals	(65)	—	50	(97)
Total gains (losses) on fixed maturity securities	(75)	(11)	23	(121)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Non-redeemable preferred stock	—	—	—	(15)
Common stock	(6)	—	(14)	(4)
OTTI losses on equity securities recognized in earnings	(6)	—	(14)	(19)
Equity securities — net gains (losses) on sales and disposals	7	5	5	41
Total gains (losses) on equity securities	1	5	(9)	22
Trading and FVO securities — FVO general account securities	—	1	—	1
Mortgage loans	(26)	(36)	(70)	(28)
Other limited partnership interests	(75)	(13)	(52)	(47)
Real estate and real estate joint ventures	206	80	214	153
Other investment portfolio gains (losses)	19	(15)	7	(12)
Subtotal — investment portfolio gains (losses)	50	11	113	(32)
FVO CSEs:
Long-term debt — related to securities	—	—	—	(1)
Non-investment portfolio gains (losses)	82	152	151	107
Subtotal FVO CSEs and non-investment portfolio gains (losses)	82	152	151	106
Total net investment gains (losses)	$132	$163	$264	$74
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $76 million and $93 million for the three months and nine months ended September 30, 2015, respectively, and $125 million and $37 million for the three months and nine months ended September 30, 2014, respectively.

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

	Three Months Ended September 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$13,895	$11,083	$16	$50
Gross investment gains	$74	$77	$9	$8
Gross investment losses	(139)	(77)	(2)	(3)
OTTI losses	(10)	(11)	(6)	—
Net investment gains (losses)	$(75)	$(11)	$1	$5

	Nine Months Ended September 30,
	2015	2014	2015	2014
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$45,974	$31,886	$44	$119
Gross investment gains	$474	$182	$15	$45
Gross investment losses	(424)	(279)	(10)	(4)
OTTI losses	(27)	(24)	(14)	(19)
Net investment gains (losses)	$23	$(121)	$(9)	$22
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Balance, beginning of period	$194	$268	$263	$277
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	—	1	—
Additional impairments — credit loss OTTI on securities previously impaired	1	8	12	13
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(15)	(8)	(95)	(22)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	—	(2)	—
Balance, end of period	$179	$268	$179	$268

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities and other invested assets, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$—	$600	$—
Amortized cost of invested assets transferred to affiliates	$—	$—	$567	$—
Net investment gains (losses) recognized on transfers	$—	$—	$33	$—
Estimated fair value of invested assets transferred from affiliates	$74	$437	$175	$882
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2014 Annual Report.
The Company has affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $2.0 billion at both September 30, 2015 and December 31, 2014. In July 2014, the Company purchased additional MetLife, Inc. affiliated loans with an unpaid principal balance of $400 million and estimated fair value of $437 million from certain affiliates. Net investment income from affiliated loans was $24 million and $72 million for the three months and nine months ended September 30, 2015, respectively, and $24 million and $69 million for the three months and nine months ended September 30, 2014, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which is included in other invested assets, totaling $100 million at both September 30, 2015 and December 31, 2014. Net investment income from this surplus note was $1 million and $3 million for the three months and nine months ended September 30, 2015, respectively.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $40 million and $119 million for the three months and nine months ended September 30, 2015, respectively, and $45 million and $128 million for the three months and nine months ended September 30, 2014, respectively. The Company also earned additional affiliated net investment income of $1 million and $3 million for the three months and nine months ended September 30, 2015, respectively, and $1 million and $3 million for the three months and nine months ended September 30, 2014, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Foreign Currency Exchange Rate Derivatives
The Company uses foreign currency exchange rate derivatives, including foreign currency swaps, foreign currency forwards and exchange-traded currency futures, to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies.
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
To a lesser extent, the Company uses exchange-traded currency futures in non-qualifying hedging relationships.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2015			December 31, 2014
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,481	$2,255	$16	$5,632	$2,031	$18
Foreign currency swaps	Foreign currency exchange rate	3,095	87	230	2,709	65	101
Subtotal		8,576	2,342	246	8,341	2,096	119
Cash flow hedges:
Interest rate swaps	Interest rate	2,195	471	—	2,191	447	—
Interest rate forwards	Interest rate	70	17	—	70	18	—
Foreign currency swaps	Foreign currency exchange rate	17,051	1,003	1,303	14,895	501	614
Subtotal		19,316	1,491	1,303	17,156	966	614
Total qualifying hedges		27,892	3,833	1,549	25,497	3,062	733
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	52,829	2,653	1,408	56,394	2,213	1,072
Interest rate floors	Interest rate	17,201	309	32	36,141	319	108
Interest rate caps	Interest rate	43,006	46	2	41,227	134	1
Interest rate futures	Interest rate	130	—	—	70	—	—
Interest rate options	Interest rate	6,910	549	4	6,399	379	15
Synthetic GICs	Interest rate	4,223	—	—	4,298	—	—
Foreign currency swaps	Foreign currency exchange rate	8,140	488	130	8,774	359	176
Foreign currency forwards	Foreign currency exchange rate	3,758	56	32	3,985	92	80
Currency futures	Foreign currency exchange rate	1,547	—	1	—	—	—
Credit default swaps — purchased	Credit	1,091	27	7	857	8	11
Credit default swaps — written	Credit	6,694	32	8	7,419	130	5
Equity futures	Equity market	1,274	—	19	954	10	—
Equity index options	Equity market	7,444	375	326	7,698	328	352
Equity variance swaps	Equity market	5,764	62	158	5,678	60	146
TRRs	Equity market	959	62	2	911	10	33
Total non-designated or non-qualifying derivatives		160,970	4,659	2,129	180,805	4,042	1,999
Total		$188,862	$8,492	$3,678	$206,302	$7,104	$2,732
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2015 and December 31, 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these non-qualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Derivatives and hedging gains (losses) (1)	$850	$296	$716	$634
Embedded derivatives gains (losses)	(292)	258	111	(17)
Total net derivative gains (losses)	$558	$554	$827	$617
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and non-qualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Qualifying hedges:
Net investment income	$57	$45	$164	$113
Interest credited to policyholder account balances	5	24	22	89
Non-qualifying hedges:
Net investment income	(1)	(1)	(3)	(3)
Net derivative gains (losses)	124	121	390	357
Policyholder benefits and claims	1	—	2	—
Total	$186	$189	$575	$556

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2015
Interest rate derivatives	$493	$—	$—
Foreign currency exchange rate derivatives	258	—	—
Credit derivatives — purchased	15	3	—
Credit derivatives — written	(53)	(1)	—
Equity derivatives	142	(1)	80
Total	$855	$1	$80
Three Months Ended September 30, 2014
Interest rate derivatives	$(37)	$—	$—
Foreign currency exchange rate derivatives	406	—	—
Credit derivatives — purchased	4	1	—
Credit derivatives — written	(26)	—	—
Equity derivatives	—	(1)	—
Total	$347	$—	$—
Nine Months Ended September 30, 2015
Interest rate derivatives	$74	$—	$—
Foreign currency exchange rate derivatives	488	—	—
Credit derivatives — purchased	19	3	—
Credit derivatives — written	(76)	—	—
Equity derivatives	58	(7)	49
Total	$563	$(4)	$49
Nine Months Ended September 30, 2014
Interest rate derivatives	$14	$—	$—
Foreign currency exchange rate derivatives	297	—	—
Credit derivatives — purchased	(5)	1	—
Credit derivatives — written	(14)	—	—
Equity derivatives	—	(7)	—
Total	$292	$(6)	$—
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(2)	$1	$(1)
	Policyholder liabilities (1)	277	(279)	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(3)	2
	Foreign-denominated policyholder account balances (2)	(47)	46	(1)
Total		$233	$(235)	$(2)
Three Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$7	$(7)	$—
	Policyholder liabilities (1)	39	(40)	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	12	(11)	1
	Foreign-denominated policyholder account balances (2)	(135)	129	(6)
Total		$(77)	$71	$(6)
Nine Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(2)	$4	$2
	Policyholder liabilities (1)	115	(121)	(6)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	12	(6)	6
	Foreign-denominated policyholder account balances (2)	(186)	179	(7)
Total		$(61)	$56	$(5)
Nine Months Ended September 30, 2014
Interest rate swaps:	Fixed maturity securities	$6	$(4)	$2
	Policyholder liabilities (1)	370	(360)	10
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(4)	1
	Foreign-denominated policyholder account balances (2)	(161)	158	(3)
Total		$220	$(210)	$10
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For the three months ended September 30, 2015, the amounts reclassified from AOCI into net derivative gains (losses) were not significant. These amounts were $4 million for the nine months ended September 30, 2015. These amounts were ($11) million and ($15) million for the three months and nine months ended September 30, 2014, respectively.
At both September 30, 2015 and December 31, 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At September 30, 2015 and December 31, 2014, the balance in AOCI associated with cash flow hedges was $2.1 billion and $1.6 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended September 30, 2015
Interest rate swaps	$179	$39	$2	$1
Interest rate forwards	4	—	1	—
Foreign currency swaps	(91)	(260)	—	4
Credit forwards	—	—	1	—
Total	$92	$(221)	$4	$5
Three Months Ended September 30, 2014
Interest rate swaps	$80	$1	$2	$5
Interest rate forwards	3	(10)	1	—
Foreign currency swaps	7	(427)	—	2
Credit forwards	—	—	—	—
Total	$90	$(436)	$3	$7
Nine Months Ended September 30, 2015
Interest rate swaps	$96	$51	$8	$2
Interest rate forwards	(1)	3	2	—
Foreign currency swaps	(158)	(537)	(1)	5
Credit forwards	—	1	1	—
Total	$(63)	$(482)	$10	$7
Nine Months Ended September 30, 2014
Interest rate swaps	$368	$28	$6	$5
Interest rate forwards	25	(9)	2	—
Foreign currency swaps	55	(350)	(1)	1
Credit forwards	—	—	—	—
Total	$448	$(331)	$7	$6
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2015, ($63) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the non-qualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6.7 billion and $7.4 billion at September 30, 2015 and December 31, 2014, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2015 and December 31, 2014, the Company would have received $24 million and $125 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps (2)	Weighted Average Years to Maturity (3)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$280	2.1	$5	$415	2.2
Credit default swaps referencing indices	3	1,356	3.1	10	1,566	2.7
Subtotal	5	1,636	3.0	15	1,981	2.6
Baa
Single name credit default swaps (corporate)	7	797	2.7	15	1,002	2.8
Credit default swaps referencing indices	12	3,512	5.0	59	3,687	4.5
Subtotal	19	4,309	4.6	74	4,689	4.1
Ba
Single name credit default swaps (corporate)	1	60	2.2	—	60	3.0
Credit default swaps referencing indices	(1)	100	1.2	(1)	100	2.0
Subtotal	—	160	1.6	(1)	160	2.4
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	—	589	5.1	37	589	4.9
Subtotal	—	589	5.1	37	589	4.9
Total	$24	$6,694	4.2	$125	$7,419	3.8
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $6.7 billion and $7.4 billion from the table above were $330 million and $60 million at September 30, 2015 and December 31, 2014, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $20 million and $15 million in gross notional amount and ($1) million and $1 million in estimated fair value at September 30, 2015 and December 31, 2014, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2015		December 31, 2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,770	$2,797	$6,497	$2,092
OTC-cleared (1)	840	882	740	682
Exchange-traded	—	20	10	—
Total gross estimated fair value of derivatives (1)	8,610	3,699	7,247	2,774
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	8,610	3,699	7,247	2,774
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,266)	(2,266)	(1,742)	(1,742)
OTC-cleared	(828)	(828)	(638)	(638)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(4,130)	(3)	(2,470)	(2)
OTC-cleared	(12)	(48)	(97)	(40)
Exchange-traded	—	(14)	—	—
Securities collateral: (5)
OTC-bilateral	(1,179)	(525)	(2,161)	(333)
OTC-cleared	—	—	—	(3)
Exchange-traded	—	(5)	—	—
Net amount after application of master netting agreements and collateral	$195	$10	$139	$16
__________________

(1)
At September 30, 2015 and December 31, 2014, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $118 million and $143 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $21 million and $42 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $0 and $138 million at September 30, 2015 and December 31, 2014, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2015 and December 31, 2014, the Company received excess cash collateral of $3 million and $0, respectively, and provided excess cash collateral of $26 million and $31 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2015 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2015 and December 31, 2014, the Company received excess securities collateral with an estimated fair value of $46 million and $243 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2015 and December 31, 2014, the Company provided excess securities collateral with an estimated fair value of $85 million and $57 million, respectively, for its OTC-bilateral derivatives, and $194 million and $155 million, respectively, for its OTC-cleared derivatives, and $10 million and $17 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

		Estimated Fair Value of Collateral Provided		Fair Value of Incremental Collateral Provided Upon
	Estimated Fair Value of Derivatives in Net Liability Position (1)	Fixed Maturity Securities	Cash	One Notch Downgrade in the Company’s Financial Strength Rating	Downgrade in the Company’s Financial Strength Rating to a Level that Triggers Full Overnight Collateralization or Termination of the Derivative Position
	(In millions)
September 30, 2015
Derivatives subject to financial strength-contingent provisions	$526	$610	$—	$—	$—
Derivatives not subject to financial strength-contingent provisions	4	—	4	—	—
Total	$530	$610	$4	$—	$—
December 31, 2014
Derivatives subject to financial strength-contingent provisions	$334	$390	$—	$—	$—
Derivatives not subject to financial strength-contingent provisions	4	—	2	—	—
Total	$338	$390	$2	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2015	December 31, 2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$760	$657
Options embedded in debt or equity securities	Investments	(205)	(150)
Net embedded derivatives within asset host contracts		$555	$507
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(147)	$(548)
Assumed guaranteed minimum benefits	Policyholder account balances	146	72
Funds withheld on ceded reinsurance	Other liabilities	858	1,200
Other	Policyholder account balances	(1)	7
Net embedded derivatives within liability host contracts		$856	$731
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net derivative gains (losses) (1), (2)	$(292)	$258	$111	$(17)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $37 million and $33 million for the three months and nine months ended September 30, 2015, respectively, and $5 million for both the three months and nine months ended September 30, 2014. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($11) million and ($8) million for the three months and nine months ended September 30, 2015, respectively, and ($21) million and ($22) million for the three months and nine months ended September 30, 2014, respectively.

(2)	See Note 13 for discussion of affiliated net derivative gains (losses).
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	September 30, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$57,217	$4,859	$62,076
U.S. Treasury and agency	21,255	18,033	17	39,305
Foreign corporate	—	24,071	3,446	27,517
RMBS	—	21,521	3,780	25,301
ABS	—	5,486	1,155	6,641
CMBS	—	6,062	289	6,351
State and political subdivision	—	6,847	34	6,881
Foreign government	—	3,222	147	3,369
Total fixed maturity securities	21,255	142,459	13,727	177,441
Equity securities:
Common stock	481	705	91	1,277
Non-redeemable preferred stock	—	486	242	728
Total equity securities	481	1,191	333	2,005
Trading and FVO securities:
Actively Traded securities	—	656	40	696
FVO general account securities	—	—	15	15
FVO securities held by CSEs	—	4	10	14
Total trading and FVO securities	—	660	65	725
Short-term investments (1)	1,837	5,530	568	7,935
Residential mortgage loans — FVO	—	—	315	315
Derivative assets: (2)
Interest rate	—	6,283	17	6,300
Foreign currency exchange rate	—	1,621	13	1,634
Credit	—	53	6	59
Equity market	—	372	127	499
Total derivative assets	—	8,329	163	8,492
Net embedded derivatives within asset host contracts (3)	—	—	760	760
Separate account assets (4)	23,054	111,782	1,518	136,354
Total assets	$46,627	$269,951	$17,449	$334,027
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$1,461	$1	$1,462
Foreign currency exchange rate	1	1,693	2	1,696
Credit	—	13	2	15
Equity market	19	325	161	505
Total derivative liabilities	20	3,492	166	3,678
Net embedded derivatives within liability host contracts (3)	—	2	854	856
Long-term debt	—	65	39	104
Long-term debt of CSEs — FVO	—	—	11	11
Trading liabilities (5)	164	34	2	200
Total liabilities	$184	$3,593	$1,072	$4,849

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

(3)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At September 30, 2015 and December 31, 2014, debt and equity securities also included embedded derivatives of ($205) million and ($150) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 6% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2015.

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2015, transfers between Levels 1 and 2 were not significant. For assets and liabilities measured at estimated fair value and still held at December 31, 2014, there were no transfers between Levels 1 and 2.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

Transfers out of Level 3 for fixed maturity securities, short-term investments, and separate account assets resulted primarily from increased transparency of both new issuances that, subsequent to issuance and establishment of trading activity, became priced by independent pricing services and existing issuances that, over time, the Company was able to obtain pricing from, or corroborate pricing received from, independent pricing services with observable inputs (such as observable spreads used in pricing securities) or increases in market activity and upgraded credit ratings.
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

					September 30, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(40)	-	240	38	(40)	-	240	39	Decrease
			•	Offered quotes (5)	38	-	100	98	64	-	130	96	Increase
	•	Market pricing	•	Quoted prices (5)	1	-	415	121	—	-	590	126	Increase
	•	Consensus pricing	•	Offered quotes (5)	100	-	119	102	98	-	126	101	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	22	-	120	93	22	-	120	97	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	15	-	102	100	15	-	110	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	97	-	106	100	56	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	293	-	583		290	-	290		Increase (11)
Foreign currency exchange rate	•	Present value techniques	•	Correlation (8)	—	-	—		40%	-	55%		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (9)	99	-	100		98	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	23%	-	33%		15%	-	27%		Increase (11)
			•	Correlation (8)	70%	-	70%		70%	-	70%

Embedded derivatives
Direct and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.10%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.07%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.05%	-	0.56%		0.03%	-	0.46%		Decrease (18)
_______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both September 30, 2015 and December 31, 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended September 30, 2015
Balance, beginning of period	$5,039	$30	$3,508	$3,072	$961	$326	$48	$165
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	1	—	—	26	—	—	—	1
Net investment gains (losses)	9	—	—	(3)	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(34)	—	(130)	(32)	(1)	(1)	1	(1)
Purchases (3)	517	—	82	872	392	3	15	—
Sales (3)	(268)	(1)	(26)	(211)	(23)	(36)	—	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	367	18	118	273	—	—	—	—
Transfers out of Level 3 (4)	(772)	(30)	(106)	(217)	(174)	(3)	(30)	(18)
Balance, end of period	$4,859	$17	$3,446	$3,780	$1,155	$289	$34	$147
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$1	$—	$—	$26	$1	$—	$—	$1
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended September 30, 2015
Balance, beginning of period	$94	$251	$13	$15	$10	$933	$345
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	(2)
Net investment gains (losses)	8	(2)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(11)	(5)	—	—	—	—	—
Purchases (3)	12	—	32	—	—	557	18
Sales (3)	(12)	—	—	—	—	(1)	(37)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(9)
Transfers into Level 3 (4)	—	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	(2)	(5)	—	—	(921)	—
Balance, end of period	$91	$242	$40	$15	$10	$568	$315
Changes in unrealized gains (losses) included in net income (loss):(5)
Net investment income	$—	$—	$—	$—	$—	$—	$(2)
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Three Months Ended September 30, 2015
Balance, beginning of period	$12	$8	$8	$(23)	$253	$1,563	$(25)	$(12)	$(4)
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	25	—	—	—
Net derivative gains (losses)	—	4	(4)	(11)	(295)	—	—	—	—
OCI	5	—	—	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	81	—	—	(2)
Sales (3)	—	—	—	—	—	(34)	—	—	—
Issuances (3)	(1)	—	—	—	—	—	(38)	—	—
Settlements (3)	—	(1)	—	—	(52)	—	24	1	—
Transfers into Level 3 (4)	—	—	—	—	—	1	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(118)	—	—	4
Balance, end of period	$16	$11	$4	$(34)	$(94)	$1,518	$(39)	$(11)	$(2)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$4	$(4)	$(11)	$(291)	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$5,253	$320	$3,336	$3,347	$2,302	$314	$2	$154
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	1	—	—	9	1	—	—	—
Net investment gains (losses)	(2)	—	(5)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(1)	—	(111)	22	1	1	—	3
Purchases (3)	482	—	274	610	729	38	—	5
Sales (3)	(158)	—	(74)	(311)	(156)	(43)	—	(1)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	7	—	69	—	69	22	—	39
Transfers out of Level 3 (4)	(265)	(320)	(285)	(341)	(710)	(13)	—	(2)
Balance, end of period	$5,317	$—	$3,204	$3,336	$2,236	$319	$2	$198
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$1	$9	$1	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$97	$166	$20	$14	$11	$222	$367
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	4
Net investment gains (losses)	—	—	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(35)	(1)	—	—	—	—	—
Purchases (3)	2	—	3	—	—	98	3
Sales (3)	(9)	—	(15)	—	—	(125)	(63)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(13)
Transfers into Level 3 (4)	—	—	—	—	1	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(75)	—
Balance, end of period	$55	$165	$8	$14	$12	$120	$298
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$4
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Three Months Ended September 30, 2014
Balance, beginning of period	$13	$15	$15	$—	$(168)	$1,441	$(23)	$(15)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	33	—	(1)	—
Net derivative gains (losses)	(9)	(2)	(6)	—	262	—	—	—	—
OCI	13	—	—	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	98	—	—	—
Sales (3)	—	—	—	—	—	(127)	—	—	—
Issuances (3)	(1)	—	(1)	—	—	1	—	—	—
Settlements (3)	4	(1)	—	—	11	—	3	1	—
Transfers into Level 3 (4)	—	—	—	—	—	215	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(38)	—	—	—
Balance, end of period	$20	$12	$8	$—	$105	$1,623	$(20)	$(15)	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$(1)	$—
Net derivative gains (losses)	$—	$(3)	$(5)	$—	$267	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	State and Political Subdivision	Foreign Government
	(In millions)
Nine Months Ended September 30, 2015
Balance, beginning of period	$4,937	$—	$3,591	$3,629	$1,492	$449	$—	$202
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	3	—	3	74	2	—	—	1
Net investment gains (losses)	26	—	(1)	—	(3)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	(211)	(1)	(244)	(27)	(13)	(7)	1	9
Purchases (3)	864	—	226	1,206	543	3	33	—
Sales (3)	(554)	(1)	(144)	(674)	(218)	(133)	—	—
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	478	19	114	263	12	15	—	—
Transfers out of Level 3 (4)	(684)	—	(99)	(691)	(660)	(38)	—	(65)
Balance, end of period	$4,859	$17	$3,446	$3,780	$1,155	$289	$34	$147
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$3	$—	$—	$74	$1	$—	$—	$1
Net investment gains (losses)	$—	$—	$—	$(1)	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Nine Months Ended September 30, 2015
Balance, beginning of period	$52	$163	$5	$14	$12	$230	$308
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	1	—	—	18
Net investment gains (losses)	8	(1)	—	—	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	(11)	(9)	—	—	—	—	—
Purchases (3)	55	3	35	—	—	569	114
Sales (3)	(14)	(1)	—	—	(1)	(1)	(100)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(25)
Transfers into Level 3 (4)	1	87	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	(1)	(230)	—
Balance, end of period	$91	$242	$40	$15	$10	$568	$315
Changes in unrealized gains (losses) included in net income (loss):(5)
Net investment income	$—	$—	$—	$1	$—	$—	$18
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Nine Months Ended September 30, 2015
Balance, beginning of period	$17	$7	$12	$(30)	$(67)	$1,615	$(35)	$(13)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	5	—	—	—
Net derivative gains (losses)	—	5	(8)	(4)	117	—	—	—	—
OCI	—	—	—	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	196	—	—	(2)
Sales (3)	—	—	—	—	—	(144)	—	—	—
Issuances (3)	(1)	—	—	—	—	—	(38)	—	—
Settlements (3)	—	(1)	—	—	(144)	(2)	34	2	—
Transfers into Level 3 (4)	—	—	—	—	—	3	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(155)	—	—	—
Balance, end of period	$16	$11	$4	$(34)	$(94)	$1,518	$(39)	$(11)	$(2)
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$5	$(5)	$(4)	$128	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	U.S. Corporate	U.S. Treasury and Agency	Foreign Corporate	RMBS	ABS	CMBS	State and Political Subdivision	Foreign Government
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$5,269	$62	$3,198	$2,513	$2,526	$430	$—	$274
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	1	—	2	30	5	—	—	—
Net investment gains (losses)	(5)	—	(4)	6	(41)	—	—	—
Net derivative gains (losses)	—	—	—	—	—	—	—	—
OCI	211	—	56	78	50	4	—	2
Purchases (3)	858	—	431	1,033	1,665	49	—	5
Sales (3)	(638)	—	(160)	(387)	(479)	(59)	—	(9)
Issuances (3)	—	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	—	—
Transfers into Level 3 (4)	94	—	72	132	36	25	2	—
Transfers out of Level 3 (4)	(473)	(62)	(391)	(69)	(1,526)	(130)	—	(74)
Balance, end of period	$5,317	$—	$3,204	$3,336	$2,236	$319	$2	$198
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$(1)	$—	$1	$31	$1	$(1)	$—	$—
Net investment gains (losses)	$(6)	$—	$—	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities		Trading and FVO Securities
	Common Stock	Non- redeemable Preferred Stock	Actively Traded Securities	FVO General Account Securities	FVO Securities Held by CSEs	Short-term Investments	Residential Mortgage Loans - FVO
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$50	$278	$12	$14	$—	$175	$338
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	1	15
Net investment gains (losses)	4	3	—	—	—	(2)	—
Net derivative gains (losses)	—	—	—	—	—	—	—
OCI	2	4	—	—	—	—	—
Purchases (3)	18	—	8	—	—	98	49
Sales (3)	(19)	(38)	(7)	—	(2)	(134)	(78)
Issuances (3)	—	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—	(26)
Transfers into Level 3 (4)	—	—	—	—	14	—	—
Transfers out of Level 3 (4)	—	(82)	(5)	—	—	(18)	—
Balance, end of period	$55	$165	$8	$14	$12	$120	$298
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$15
Net investment gains (losses)	$(2)	$(3)	$—	$—	$—	$—	$—
Net derivative gains (losses)	$—	$—	$—	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Net Derivatives (6)
	Interest Rate	Foreign Currency Exchange Rate	Credit	Equity Market	Net Embedded Derivatives (7)	Separate Account Assets (8)	Long-term Debt	Long-term Debt of CSEs — FVO	Trading Liabilities
	(In millions)
Nine Months Ended September 30, 2014
Balance, beginning of period	$(1)	$14	$23	$—	$48	$1,209	$(43)	$(28)	$—
Total realized/unrealized gains (losses) included in:
Net income (loss): (1), (2)
Net investment income	—	—	—	—	—	—	—	—	—
Net investment gains (losses)	—	—	—	—	—	91	—	(1)	—
Net derivative gains (losses)	1	(1)	(11)	—	13	—	—	—	—
OCI	31	—	—	—	—	—	—	—	—
Purchases (3)	—	—	—	—	—	439	—	—	—
Sales (3)	—	—	—	—	—	(268)	—	—	—
Issuances (3)	(1)	—	(4)	—	—	83	—	—	—
Settlements (3)	(10)	(1)	—	—	44	(28)	5	14	—
Transfers into Level 3 (4)	—	—	—	—	—	144	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—	(47)	18	—	—
Balance, end of period	$20	$12	$8	$—	$105	$1,623	$(20)	$(15)	$—
Changes in unrealized gains (losses) included in net income (loss): (5)
Net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net investment gains (losses)	$—	$—	$—	$—	$—	$—	$—	$(1)	$—
Net derivative gains (losses)	$—	$(2)	$(9)	$—	$24	$—	$—	$—	$—
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

	September 30, 2015	December 31, 2014
	(In millions)
Unpaid principal balance	$445	$436
Difference between estimated fair value and unpaid principal balance	(130)	(128)
Carrying value at estimated fair value	$315	$308
Loans in non-accrual status	$125	$125
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In millions)
Contractual principal balance	$105	$115	$25	$26
Difference between estimated fair value and contractual principal balance	(1)	2	(14)	(13)
Carrying value at estimated fair value (1)	$104	$117	$11	$13
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$41	$103	$—	$3	$(1)	$2
Other limited partnership interests (2)	$53	$83	$(8)	$(13)	$(26)	$(46)
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2015 and 2014 were not significant.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$50,923	$—	$—	$52,836	$52,836
Policy loans	$8,523	$—	$738	$9,757	$10,495
Real estate joint ventures	$14	$—	$—	$43	$43
Other limited partnership interests	$524	$—	$—	$664	$664
Other invested assets	$2,373	$—	$2,224	$204	$2,428
Premiums, reinsurance and other receivables	$15,213	$—	$1,582	$14,629	$16,211
Other assets	$128	$—	$128	$—	$128
Liabilities
Policyholder account balances	$70,576	$—	$—	$73,130	$73,130
Long-term debt	$1,766	$—	$1,965	$110	$2,075
Other liabilities	$22,160	$—	$2,759	$20,150	$22,909
Separate account liabilities	$60,272	$—	$60,272	$—	$60,272

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$48,751	$—	$—	$50,992	$50,992
Policy loans	$8,491	$—	$796	$9,614	$10,410
Real estate joint ventures	$30	$—	$—	$54	$54
Other limited partnership interests	$635	$—	$—	$819	$819
Other invested assets	$2,385	$—	$2,270	$220	$2,490
Premiums, reinsurance and other receivables	$13,845	$—	$94	$14,607	$14,701
Other assets	$—	$—	$—	$—	$—
Liabilities
Policyholder account balances	$73,225	$—	$—	$75,481	$75,481
Long-term debt	$1,897	$—	$2,029	$268	$2,297
Other liabilities	$20,139	$—	$609	$20,133	$20,742
Separate account liabilities	$60,840	$—	$60,840	$—	$60,840

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
Other Assets
Other assets in the preceding tables are primarily composed of a receivable for funds due but not yet settled and are short-term in nature; therefore, carrying value approximates fair value.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$4,238	$1,138	$(66)	$(2,162)	$3,148
OCI before reclassifications	547	92	7	—	646
Deferred income tax benefit (expense)	(187)	(32)	(5)	—	(224)
AOCI before reclassifications, net of income tax	4,598	1,198	(64)	(2,162)	3,570
Amounts reclassified from AOCI	108	217	—	55	380
Deferred income tax benefit (expense)	(39)	(76)	—	(19)	(134)
Amounts reclassified from AOCI, net of income tax	69	141	—	36	246
Balance, end of period	$4,667	$1,339	$(64)	$(2,126)	$3,816

	Three Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,596	$397	$37	$(1,562)	$5,468
OCI before reclassifications	(1,182)	90	(6)	29	(1,069)
Deferred income tax benefit (expense)	412	(31)	—	(10)	371
AOCI before reclassifications, net of income tax	5,826	456	31	(1,543)	4,770
Amounts reclassified from AOCI	(10)	433	—	44	467
Deferred income tax benefit (expense)	3	(151)	—	(13)	(161)
Amounts reclassified from AOCI, net of income tax	(7)	282	—	31	306
Balance, end of period	$5,819	$738	$31	$(1,512)	$5,076

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
8. Equity (continued)

	Nine Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,200	$1,073	$(3)	$(2,236)	$5,034
OCI before reclassifications	(2,551)	(63)	(89)	—	(2,703)
Deferred income tax benefit (expense)	900	22	28	—	950
AOCI before reclassifications, net of income tax	4,549	1,032	(64)	(2,236)	3,281
Amounts reclassified from AOCI	183	472	—	169	824
Deferred income tax benefit (expense)	(65)	(165)	—	(59)	(289)
Amounts reclassified from AOCI, net of income tax	118	307	—	110	535
Balance, end of period	$4,667	$1,339	$(64)	$(2,126)	$3,816

	Nine Months Ended September 30, 2014
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,468	$236	$31	$(1,577)	$2,158
OCI before reclassifications	3,627	448	7	(22)	4,060
Deferred income tax benefit (expense)	(1,261)	(157)	(7)	(1)	(1,426)
AOCI before reclassifications, net of income tax	5,834	527	31	(1,600)	4,792
Amounts reclassified from AOCI	(23)	324	—	132	433
Deferred income tax benefit (expense)	8	(113)	—	(44)	(149)
Amounts reclassified from AOCI, net of income tax	(15)	211	—	88	284
Balance, end of period	$5,819	$738	$31	$(1,512)	$5,076
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(66)	$(6)	$8	$(99)	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	10	37	66	Net investment income
Net unrealized investment gains (losses)	(39)	6	(228)	56	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(108)	10	(183)	23
Income tax (expense) benefit	39	(3)	65	(8)
Net unrealized investment gains (losses), net of income tax	$(69)	$7	$(118)	$15

Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$39	$1	$51	$28	Net derivative gains (losses)
Interest rate swaps	2	2	8	6	Net investment income
Interest rate forwards	—	(10)	3	(9)	Net derivative gains (losses)
Interest rate forwards	1	1	2	2	Net investment income
Foreign currency swaps	(260)	(427)	(537)	(350)	Net derivative gains (losses)
Foreign currency swaps	—	—	(1)	(1)	Net investment income
Credit forwards	—	—	1	—	Net derivative gains (losses)
Credit forwards	1	—	1	—	Net investment income
Gains (losses) on cash flow hedges, before income tax	(217)	(433)	(472)	(324)
Income tax (expense) benefit	76	151	165	113
Gains (losses) on cash flow hedges, net of income tax	$(141)	$(282)	$(307)	$(211)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(56)	$(45)	$(172)	$(132)
Amortization of prior service (costs) credit	1	1	3	—
Amortization of defined benefit plan items, before income tax	(55)	(44)	(169)	(132)
Income tax (expense) benefit	19	13	59	44
Amortization of defined benefit plan items, net of income tax	$(36)	$(31)	$(110)	$(88)
Total reclassifications, net of income tax	$(246)	$(306)	$(535)	$(284)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Compensation	$472	$596	$1,562	$1,644
Pension, postretirement and postemployment benefit costs	62	91	178	247
Commissions	176	192	498	583
Volume-related costs	47	60	151	25
Affiliated interest costs on ceded and assumed reinsurance	201	235	616	717
Capitalization of DAC	(117)	(106)	(346)	(313)
Amortization of DAC and VOBA	303	88	595	482
Interest expense on debt	31	38	96	114
Premium taxes, licenses and fees	82	85	269	248
Professional services	283	254	811	729
Rent and related expenses, net of sublease income	21	36	61	106
Other (1)	300	(105)	298	(310)
Total other expenses	$1,861	$1,464	$4,789	$4,272
__________________

(1)	See Note 11 for a discussion of a charge related to income tax included in both the three months and nine months ended September 30, 2015.
Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Note 13 for a discussion of affiliated expenses included in the table above.
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
The components of net periodic benefit costs were as follows:

	Three Months Ended September 30,
	2015		2014
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$54	$3	$46	$3
Interest costs	101	22	102	21
Settlement and curtailment costs	—	—	14	—
Expected return on plan assets	(134)	(19)	(111)	(19)
Amortization of net actuarial (gains) losses	46	10	42	3
Amortization of prior service costs (credit)	(1)	—	—	(1)
Allocated to affiliates	(14)	(4)	(9)	—
Net periodic benefit costs (credit)	$52	$12	$84	$7

	Nine Months Ended September 30,
	2015		2014
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$162	$11	$137	$9
Interest costs	303	66	308	64
Settlement and curtailment costs	—	—	14	—
Expected return on plan assets	(403)	(59)	(333)	(56)
Amortization of net actuarial (gains) losses	141	31	124	8
Amortization of prior service costs (credit)	(1)	(2)	1	(1)
Allocated to affiliates	(44)	(12)	(28)	(2)
Net periodic benefit costs (credit)	$158	$35	$223	$22
11. Income Tax
The Company recorded a non-cash charge to net income of $792 million, net of tax, during the third quarter of 2015. The charge was related to an uncertain tax position and was comprised of a $557 million charge included in provision for income tax expense (benefit) and a $362 million ($235 million, net of tax) charge included in other expenses.
This charge is the result of the Company’s consideration of recent decisions of the U.S. Court of Appeals for the Second Circuit upholding the disallowance of foreign tax credits claimed by other corporate entities not affiliated with the Company. The Company’s action relates to tax years from 2000 to 2009, during which MLIC held non-U.S. investments in support of its life insurance business through a United Kingdom investment subsidiary that was structured as a joint venture at the time.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
11. Income Tax (continued)

There has been no change in the Company’s position on the disallowance of its foreign tax credits by the U.S. Internal Revenue Service (“IRS”). The Company continues to contest the disallowance of these foreign tax credits by the IRS as management believes the facts strongly support the Company’s position. The Company will defend its position vigorously and does not expect any additional charges related to this matter.
Also related to the aforementioned foreign tax credit matter, on April 9, 2015, the IRS issued to the Company a Statutory Notice of Deficiency (the “Notice”) for years 2000, 2001 and 2002. The Notice asserted that the Company owes additional taxes and interest for these years primarily due to the disallowance of foreign tax credits. The transactions that are the subject of the Notice continue through 2009, and it is likely that the IRS will seek to challenge these later periods. On September 18, 2015, the Company paid the assessed tax and interest of $444 million for 2000 through 2002 and will subsequently file a claim for a refund.
12. Contingencies, Commitments and Guarantees
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2015. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2015, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $415 million.
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
As reported in the 2014 Annual Report, Metropolitan Life Insurance Company received approximately 4,636 asbestos-related claims in 2014. During the nine months ended September 30, 2015 and 2014, Metropolitan Life Insurance Company received approximately 2,971 and 3,641 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
12. Contingencies, Commitments and Guarantees (continued)

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2015.
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
12. Contingencies, Commitments and Guarantees (continued)

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
Total Control Accounts Litigation
Metropolitan Life Insurance Company is a defendant in a lawsuit related to its use of retained asset accounts, known as TCA, as a settlement option for death benefits.
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
Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Ins. Co. (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by Metropolitan Life Insurance Company from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions were consolidated with the Robainas action. The consolidated complaint alleges that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit sought recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. On October 9, 2015, the court granted Metropolitan Life Insurance Company’s motion to dismiss the consolidated complaint, finding that plaintiffs lacked Article III standing because they did not allege any concrete injury as a result of the alleged conduct.
Intoccia v. Metropolitan Life Ins. Co. (S.D.N.Y., April 20, 2015)
Plaintiffs filed this putative class action on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums for Guaranteed Benefits Insurance Riders attached to variable annuity contracts with Metropolitan Life Insurance Company from 2009 through 2015 (the “Annuities”). The court consolidated Weilert v. Metropolitan Life Ins. Co. (S.D.N.Y., April 30, 2015) with the Intoccia case, and the consolidated, amended complaint alleges that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for Guaranteed Benefits Insurance Riders attached to the Annuities. On October 9, 2015, the court issued an order to show cause why the Intoccia action should not be dismissed pursuant to the reasoning in the court’s order dismissing the Robainas case discussed above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
12. Contingencies, Commitments and Guarantees (continued)

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
Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which Metropolitan Life Insurance Company agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. Objectors to the settlement have appealed the approval order.
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
12. Contingencies, Commitments and Guarantees (continued)

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $5.1 billion and $3.9 billion at September 30, 2015 and December 31, 2014, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.1 billion and $3.6 billion at September 30, 2015 and December 31, 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $534 million and $1.6 billion for the three months and nine months ended September 30, 2015, respectively, and $546 million and $1.7 billion for the three months and nine months ended September 30, 2014, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $34 million and $103 million for the three months and nine months ended September 30, 2015, respectively, and $35 million and $96 million for the three months and nine months ended September 30, 2014, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $38 million and $114 million for the three months and nine months ended September 30, 2015, respectively, and $48 million and $127 million for the three months and nine months ended September 30, 2014, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $444 million and $1.2 billion for the three months and nine months ended September 30, 2015, respectively, and $276 million and $1.3 billion for the three months and nine months ended September 30, 2014, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates related to the items discussed above of $171 million and $169 million at September 30, 2015 and December 31, 2014, respectively.
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
13. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Premiums
Reinsurance assumed	$164	$146	$508	$515
Reinsurance ceded	(9)	(7)	(28)	(29)
Net premiums	$155	$139	$480	$486
Universal life and investment-type product policy fees
Reinsurance assumed	$20	$13	$46	$33
Reinsurance ceded	(43)	(94)	(117)	(231)
Net universal life and investment-type product policy fees	$(23)	$(81)	$(71)	$(198)
Other revenues
Reinsurance assumed	$—	$(3)	$—	$—
Reinsurance ceded	155	169	467	491
Net other revenues	$155	$166	$467	$491
Policyholder benefits and claims
Reinsurance assumed	$164	$122	$484	$477
Reinsurance ceded	(38)	(49)	(89)	(124)
Net policyholder benefits and claims	$126	$73	$395	$353
Interest credited to policyholder account balances
Reinsurance assumed	$9	$8	$24	$25
Reinsurance ceded	(23)	(27)	(67)	(79)
Net interest credited to policyholder account balances	$(14)	$(19)	$(43)	$(54)
Other expenses
Reinsurance assumed	$53	$51	$169	$218
Reinsurance ceded	149	152	444	459
Net other expenses	$202	$203	$613	$677
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	September 30, 2015		December 31, 2014
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$248	$15,513	$257	$15,453
Deferred policy acquisition costs and value of business acquired	425	(200)	370	(231)
Total assets	$673	$15,313	$627	$15,222
Liabilities
Future policy benefits	$1,347	$(6)	$1,146	$—
Policyholder account balances	353	—	288	—
Other policy-related balances	197	44	264	32
Other liabilities	6,529	13,185	6,610	13,545
Total liabilities	$8,426	$13,223	$8,308	$13,577

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
13. Related Party Transactions (continued)

The Company ceded two blocks of business to two affiliates on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $11 million and $20 million at September 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with these embedded derivatives were less than $1 million and $10 million for the three months and nine months ended September 30, 2015, respectively, and less than $1 million and ($36) million for the three months and nine months ended September 30, 2014, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $760 million and $657 million at September 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivatives were $155 million and $98 million for the three months and nine months ended September 30, 2015, respectively, and $218 million and $360 million for the three months and nine months ended September 30, 2014, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $843 million and $1.1 billion at September 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivative were ($5) million and $255 million for the three months and nine months ended September 30, 2015, respectively, and $60 million and ($295) million for the three months and nine months ended September 30, 2014, respectively.
In January 2014, the Company entered into an agreement with MetLife USA which reinsured all existing New York insurance policies and annuity contracts that include a separate account feature. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company's consolidated balance sheets. The embedded derivative related to this agreement is included within policyholder account balances and was $5 million and $4 million at September 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivative were less than ($1) million for both the three months and nine months ended September 30, 2015 and ($1) million and ($3) million for the three months and nine months ended September 30, 2014, respectively.
In November 2014, the Company entered into an agreement to assume 100% of certain variable annuities including guaranteed minimum benefit guarantees on a modified coinsurance basis from First MetLife. As a result of this reinsurance agreement, the significant effects to the Company were decreases in other liabilities of $238 million and $269 million at September 30, 2015 and December 31, 2014, respectively. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company's consolidated balance sheets. The embedded derivative related to this agreement is included within policyholder account balances and was $141 million and $68 million at September 30, 2015 and December 31, 2014, respectively. Net derivative gains (losses) associated with the embedded derivative were ($86) million and ($74) million for the three months and nine months ended September 30, 2015, respectively. The Company made a one-time payment of cash and cash equivalents to First MetLife of $218 million at December 31, 2014.

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
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income. Consequently, prior period results for the three months and nine months ended September 30, 2014 were impacted as follows:

•	Retail’s operating earnings increased (decreased) by $53 million and $116 million, net of ($29) million and ($37) million of income tax expense (benefit), respectively;

•	Group, Voluntary & Worksite Benefits’ operating earnings increased (decreased) by ($5) million and ($14) million, net of ($6) million and ($10) million of income tax expense (benefit), respectively;

•	Corporate Benefit Funding’s operating earnings increased (decreased) by ($16) million and ($45) million, net of ($8) million and ($30) million of income tax expense (benefit), respectively; and

•	Corporate & Other’s operating earnings increased (decreased) by ($32) million and ($57) million, net of $43 million and $77 million of income tax expense (benefit), respectively.
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

Regulatory Developments
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of the states of domicile of our U.S. insurance companies. As a subsidiary of MetLife, Inc., a non-bank systemically important financial institution (“non-bank SIFI”), we are affected by MetLife, Inc.’s regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Reserve Bank of New York (together with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation. We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer (“G-SII”). Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974. See “— Insurance Regulation,” “— Regulation of MetLife, Inc. as a Non-Bank SIFI” and “— Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” below, as well as “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal and State Securities Laws and Regulations, and State Insurance Regulations Regarding Suitability of Annuity Product Sales, May Affect Our Operations and Our Profitability” included in the 2014 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Insurance Regulation
Holding Company Regulation
NAIC
The National Association of Insurance Commissioners (“NAIC”) adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation in December 2010. The revised models include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, several states, including New York, have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. In December 2014, the NAIC adopted amendments to the Model Holding Company Act that would authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers who choose to opt in for the group-wide supervision. The amendments create a selection process for the group-wide supervisor, extend confidentiality protection to communications with the group-wide supervisor, and outline the duties of the group-wide supervisor. To date, several jurisdictions have adopted laws and regulations enhancing group-wide supervision.
Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. See “Business — Regulation - Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” included in the 2014 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business - Regulatory Developments — Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs.”
On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The court scheduled oral argument on the parties’ cross motions for summary judgment for February 10, 2016. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, although the Federal Reserve Board has not yet determined the enhanced capital requirements that will apply to MetLife, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, as a non-bank SIFI, MetLife, Inc. needs to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, is subject to additional restrictions regarding its ability to merge. The Federal Reserve also has the right to require us, or our insurance company affiliates, to take prompt action to correct any financial weaknesses.

Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The International Association of Insurance Supervisors (“IAIS”), an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), and an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions and has devised and published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs. In July 2013, November 2014 and November 2015, the FSB published its lists of G-SIIs, based on the IAIS’ assessment methodology, each of which included MetLife, Inc. The FSB will continue to update the list annually.
For G-SIIs which engage in activities deemed to be systemically risky, the framework of policy measures calls for imposition of additional capital (higher loss absorbency (“HLA”)) requirements on those activities. Given the absence of a common global base on which to calculate an HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). G-SIIs will initially report BCR and HLA results to their group-wide supervisors on a confidential basis to allow for refinement of the BCR and HLA until fully adopted and implemented in 2019. On June 25, 2015, the IAIS published a proposed draft of HLA requirements. A revised draft, reflecting 2015 field test data, was submitted to the FSB for endorsement in September 2015. On September 25, 2015, the FSB endorsed the September draft, noting that further revision would be necessary before implementation in 2019 to reflect ongoing work on the G-SII assessment methodology and the definition of non-traditional and non-insurance activity. This endorsed draft, which was made publicly available on October 5, 2015, confirms that the HLA requirements will be subject to further revision before implementation in 2019.
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

Results of Operations
Consolidated Results
Business Overview. Sales experience was positive in a number of our businesses for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The introduction of new variable annuity products in late 2014 and early 2015, as well as pricing actions and our continued focus on our enhanced underwriting programs, all contributed to higher sales in our Retail segment. With the decrease in the U.S. unemployment rate, gradual growth in the U.S. economy and low inflation, our dental, group term life, disability and voluntary benefits businesses generated premium growth through sales and persistency. The dental business also benefited from the positive impact of pricing actions on existing business. Despite the decline in funding ratios for defined benefit pension plans of Standard & Poor’s Ratings Services (“S&P”) 500 companies, we experienced an increase in sales of pension closeouts. However, more competitive pricing in the market drove a decrease in structured settlement annuity sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Revenues
Premiums	$6,260	$5,087	$16,463	$15,415
Universal life and investment-type product policy fees	642	623	1,925	1,806
Net investment income	2,797	2,990	8,822	8,931
Other revenues	383	440	1,166	1,303
Net investment gains (losses)	132	163	264	74
Net derivative gains (losses)	558	554	827	617
Total revenues	10,772	9,857	29,467	28,146
Expenses
Policyholder benefits and claims and policyholder dividends	7,229	6,017	19,335	18,234
Interest credited to policyholder account balances	547	536	1,628	1,610
Capitalization of DAC	(117)	(106)	(346)	(313)
Amortization of DAC and VOBA	303	88	595	482
Interest expense on debt	31	38	96	114
Other expenses	1,644	1,444	4,444	3,989
Total expenses	9,637	8,017	25,752	24,116
Income (loss) from continuing operations before provision for income tax	1,135	1,840	3,715	4,030
Provision for income tax expense (benefit)	867	537	1,589	1,150
Income (loss) from continuing operations, net of income tax	268	1,303	2,126	2,880
Income (loss) from discontinued operations, net of income tax	—	—	—	(3)
Net income (loss)	268	1,303	2,126	2,877
Less: Net income (loss) attributable to noncontrolling interests	(8)	(7)	(1)	(6)
Net income (loss) attributable to Metropolitan Life Insurance Company	$276	$1,310	$2,127	$2,883
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
During the three months ended September 30, 2015, income (loss) from continuing operations, before provision for income tax, decreased $705 million ($1.0 billion, net of income tax) from the prior period primarily driven by a $557 million one-time tax charge and a $362 million ($235 million, net of income tax) one-time charge for interest on uncertain tax positions that were recorded under accounting guidance for the recognition of tax uncertainties related to the U.S. tax treatment of taxes paid by a wholly-owned United Kingdom investment subsidiary of Metropolitan Life Insurance Company.

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
We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. Certain of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings.
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

Net Derivative Gains (Losses). Direct, assumed and ceded variable annuity embedded derivatives, as well as the associated freestanding derivatives, are referred to as “VA program derivatives” in the following table. All other embedded derivatives and all freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Three Months Ended September 30,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$474	$72
Foreign currency exchange rate	92	230
Credit	(21)	(6)
Non-VA embedded derivatives	39	83
Total non-VA program derivatives	584	379
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	(377)	(62)
Nonperformance risk adjustment	37	5
Other risks	(145)	13
Total	(485)	(44)
Embedded derivatives-ceded reinsurance:
Market and other risks	165	240
Nonperformance risk adjustment	(11)	(21)
Total	154	219
Freestanding derivatives hedging direct and assumed embedded derivatives	305	—
Total VA program derivatives	(26)	175
Net derivative gains (losses)	$558	$554
The favorable change in net derivative gains (losses) on non-VA program derivatives was $205 million ($133 million, net of income tax). This was primarily due to long-term interest rates decreasing more in the current period than in the prior period, favorably impacting receive-fixed interest rate swaps, receiver swaptions and long interest rate floors which primarily hedge long duration liability portfolios. This was partially offset by an unfavorable change primarily due to the U.S. dollar weakening against the euro in the current period but strengthening against the euro in the prior period on hedges of foreign-denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $201 million ($131 million, net of income tax). This was due to an unfavorable change of $243 million ($158 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by a favorable change of $42 million ($27 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing unfavorable change in net derivative gains (losses) on VA program derivatives of $201 million ($131 million, net of income tax) was primarily driven by changes in market factors, as well as by the recapture of certain variable annuities previously reinsured to an affiliate.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased more in the current period than in the prior period, contributing to an unfavorable change in our direct and assumed embedded derivatives and a favorable change in our ceded reinsurance assets and freestanding derivatives. For example, the 30-year U.S. swap rate decreased by 42 basis points in the current period and decreased by 14 basis points in the prior period.

•
Key equity index levels decreased in the current period and increased in the prior period, contributing to an unfavorable change in our direct and assumed embedded derivatives and a favorable change in our ceded reinsurance assets and freestanding derivatives. For example, the S&P 500 Index decreased by 7% in the current period and increased by 1% in the prior period.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $32 million ($21 million, net of income tax) was primarily due to a favorable change of $23 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $9 million, before income tax, related to changes in our own credit spread. The favorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $10 million ($7 million, net of income tax) was due to a favorable change of $14 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by an unfavorable change of $4 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $31 million ($20 million, net of income tax) primarily reflects an increase in net losses on sales and disposals of fixed maturity securities and impairments of other limited partnership interests in the current period. These unfavorable changes were partially offset by higher net gains of real estate and real estate joint ventures.
Actuarial Assumption Review. Results for the current period include a $163 million ($106 million, net of income tax), net of reinsurance, charge associated with our annual assumption review related to reserves and DAC, of which a $2 million loss ($1 million, net of income tax) was recognized in net derivative gains (losses). Of the $163 million charge, $60 million ($39 million, net of income tax) was related to reserves and $103 million ($67 million, net of income tax) was associated with DAC.
The foregoing $2 million loss ($4 million direct and assumed, $6 million ceded) recognized in net derivative gains (losses) associated with our annual assumption review was included within the market and other risks caption in the table above.

As a result of our annual assumption review, changes were made to economic, policyholder behavior and mortality assumptions, and operational updates were made as well. The most significant impacts were in the Retail Life and Annuity blocks of business and are summarized as follows:

•	Changes in economic assumptions resulted in reserve increases, net of reinsurance, and unfavorable DAC for a net loss of $34 million ($22 million, net of income tax).

•
Changes to policyholder behavior and mortality assumptions resulted in reserve increases, net of reinsurance, partially offset by favorable DAC for a net loss of $13 million ($9 million, net of income tax).

•
The remaining updates resulted in reserve increases, net of reinsurance, and unfavorable DAC for a net loss of $116 million ($75 million, net of income tax). The most notable impact resulted from projection update of closed block results.

Results for the prior period include a $172 million ($112 million, net of income tax) benefit, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $57 million ($37 million, net of income tax) was recognized in net derivative gains (losses). Of the $172 million benefit, $130 million ($85 million, net of income tax) was associated with DAC and $42 million ($27 million, net of income tax) was related to reserves.
Taxes. Income tax expense for the three months ended September 30, 2015 was $867 million, or 76% of income (loss) from continuing operations before provision for income tax, compared with $537 million, or 29% of income (loss) from continuing operations before provision for income tax, for the three months ended September 30, 2014. The Company’s third quarter 2015 effective tax rate differs from the U.S. statutory rate of 35% primarily due to the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. For further information on this tax charge, see Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements. In addition, the Company’s 2015 and 2014 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing.
Operating Earnings (Loss). As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings (loss), which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings (loss), as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings (loss) should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings (loss) decreased $994 million, net of income tax, to a loss of $65 million for the three months ended September 30, 2015 from operating earnings of $929 million for the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2015, income (loss) from continuing operations, before provision for income tax, decreased $315 million ($754 million, net of income tax) from the prior period primarily due to an unfavorable change in operating earnings, driven by the aforementioned one-time tax charge and related charge for interest on uncertain tax positions, partially offset by favorable changes in net derivative gains (losses) and net investment gains (losses).

Net Derivative Gains (Losses). Direct, assumed and ceded variable annuity embedded derivatives, as well as the associated freestanding derivatives, are referred to as “VA program derivatives” in the following table. All other embedded derivatives and all freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$344	$385
Foreign currency exchange rate	198	218
Credit	(6)	31
Non-VA embedded derivatives	339	(378)
Total non-VA program derivatives	875	256
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	(155)	45
Nonperformance risk adjustment	33	5
Other risks	(203)	(49)
Total	(325)	1
Embedded derivatives-ceded reinsurance:
Market and other risks	105	382
Nonperformance risk adjustment	(8)	(22)
Total	97	360
Freestanding derivatives hedging direct and assumed embedded derivatives	180	—
Total VA program derivatives	(48)	361
Net derivative gains (losses)	$827	$617
The favorable change in net derivative gains (losses) on non-VA program derivatives was $619 million ($402 million, net of income tax). This was primarily due to a change in the value of underlying assets and the recapture of a certain reinsurance agreement from an affiliate which favorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $409 million ($266 million, net of income tax). This was due to an unfavorable change of $451 million ($293 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by a favorable change of $42 million ($27 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing unfavorable change in net derivative gains (losses) on VA program derivatives of $409 million ($266 million, net of income tax) was primarily driven by changes in market factors, as well as by the recapture of certain variable annuities previously reinsured to an affiliate.

The primary changes in market factors are summarized as follows:

•
Key equity index levels decreased more in the current period than in the prior period, contributing to an unfavorable change in our direct and assumed embedded derivatives and a favorable change in our ceded reinsurance assets and freestanding derivatives. For example, the Russell 2000 Index decreased by 9% in the current period and decreased by 5% in the prior period.

•
Key equity volatility measures generally increased in the current period and decreased in the prior period, contributing to an unfavorable change in our direct and assumed embedded derivatives and a favorable change in our ceded reinsurance assets and freestanding derivatives.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $28 million ($18 million, net of income tax) was primarily due to a favorable change of $18 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $10 million, before income tax, related to changes in our own credit spread. The favorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $14 million ($9 million, net of income tax) was due to a favorable change of $21 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by an unfavorable change of $7 million, before income tax, related to changes in our own credit spread.
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $190 million ($124 million, net of income tax) primarily reflects higher net gains on sales and disposals of fixed maturity securities and an increase in net gains on sales of real estate and real estate joint ventures.
Actuarial Assumption Review. For the results of our 2015 and 2014 annual assumption reviews, see “— Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014 — Actuarial Assumption Review.”
Taxes. Income tax expense for the nine months ended September 30, 2015 was $1.6 billion, or 43% of income (loss) from continuing operations before provision for income tax, compared with $1.2 billion, or 29% of income (loss) from continuing operations before provision for income tax, for the nine months ended September 30, 2014. The Company’s 2015 effective tax rate differs from the U.S. statutory rate of 35% primarily due to the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. In addition, the 2015 and 2014 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing.
Operating Earnings. Operating earnings decreased $1.0 billion, net of income tax, to $1.7 billion for the nine months ended September 30, 2015 from $2.7 billion for the nine months ended September 30, 2014.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings
Three Months Ended September 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$312	$361	$391	$(796)	$268
Less: Net investment gains (losses)	29	12	119	(28)	132
Less: Net derivative gains (losses)	168	260	93	37	558
Less: Other adjustments to continuing operations (1)	(109)	(42)	(14)	(13)	(178)
Less: Provision for income tax (expense) benefit	(31)	(80)	(69)	1	(179)
Operating earnings	$255	$211	$262	$(793)	$(65)
Three Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$561	$229	$442	$71	$1,303
Less: Net investment gains (losses)	(2)	(10)	188	(13)	163
Less: Net derivative gains (losses)	314	106	17	117	554
Less: Other adjustments to continuing operations (1)	(74)	(42)	(5)	(20)	(141)
Less: Provision for income tax (expense) benefit	(84)	(18)	(70)	(30)	(202)
Operating earnings	$407	$193	$312	$17	$929
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$926	$687	$1,076	$(563)	$2,126
Less: Net investment gains (losses)	80	21	273	(110)	264
Less: Net derivative gains (losses)	263	200	38	326	827
Less: Other adjustments to continuing operations (1)	(218)	(126)	(26)	(8)	(378)
Less: Provision for income tax (expense) benefit	(44)	(33)	(99)	(73)	(249)
Operating earnings	$845	$625	$890	$(698)	$1,662
Nine Months Ended September 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,363	$633	$990	$(106)	$2,880
Less: Net investment gains (losses)	9	(11)	80	(4)	74
Less: Net derivative gains (losses)	484	294	109	(270)	617
Less: Other adjustments to continuing operations (1)	(274)	(123)	4	(25)	(418)
Less: Provision for income tax (expense) benefit	(77)	(56)	(68)	104	(97)
Operating earnings	$1,221	$529	$865	$89	$2,704
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended September 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,910	$4,666	$3,057	$139	$10,772
Less: Net investment gains (losses)	29	12	119	(28)	132
Less: Net derivative gains (losses)	168	260	93	37	558
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(30)	(43)	(12)	1	(84)
Total operating revenues	$2,743	$4,437	$2,857	$129	$10,166
Total expenses	$2,460	$4,099	$2,458	$620	$9,637
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	91	—	—	—	91
Less: Other adjustments to expenses (1)	(12)	—	3	12	3
Total operating expenses	$2,381	$4,099	$2,455	$608	$9,543
Three Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$3,096	$4,397	$1,988	$376	$9,857
Less: Net investment gains (losses)	(2)	(10)	188	(13)	163
Less: Net derivative gains (losses)	314	106	17	117	554
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(58)	(41)	(4)	—	(103)
Total operating revenues	$2,842	$4,342	$1,787	$272	$9,243
Total expenses	$2,289	$4,041	$1,309	$378	$8,017
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(10)	—	—	—	(10)
Less: Other adjustments to expenses (1)	26	—	2	20	48
Total operating expenses	$2,273	$4,041	$1,307	$358	$7,979
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$8,537	$13,453	$6,636	$841	$29,467
Less: Net investment gains (losses)	80	21	273	(110)	264
Less: Net derivative gains (losses)	263	200	38	326	827
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(101)	(126)	(36)	(3)	(266)
Total operating revenues	$8,295	$13,358	$6,361	$628	$28,642
Total expenses	$7,196	$12,363	$4,986	$1,207	$25,752
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	84	—	—	—	84
Less: Other adjustments to expenses (1)	33	—	(10)	5	28
Total operating expenses	$7,079	$12,363	$4,996	$1,202	$25,640
Nine Months Ended September 30, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$8,736	$13,212	$5,602	$596	$28,146
Less: Net investment gains (losses)	9	(11)	80	(4)	74
Less: Net derivative gains (losses)	484	294	109	(270)	617
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(15)	—	—	—	(15)
Less: Other adjustments to revenues (1)	(184)	(123)	10	(4)	(301)
Total operating revenues	$8,442	$13,052	$5,403	$874	$27,771
Total expenses	$6,738	$12,218	$4,086	$1,074	$24,116
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	14	—	—	—	14
Less: Other adjustments to expenses (1)	61	—	7	20	88
Total operating expenses	$6,663	$12,218	$4,079	$1,054	$24,014
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$6,260	$5,087	$16,463	$15,415
Universal life and investment-type product policy fees	617	608	1,850	1,775
Net investment income	2,906	3,108	9,163	9,278
Other revenues	383	440	1,166	1,303
Total operating revenues	10,166	9,243	28,642	27,771
Operating expenses
Policyholder benefits and claims and policyholder dividends	7,247	5,999	19,323	18,189
Interest credited to policyholder account balances	545	533	1,624	1,601
Capitalization of DAC	(117)	(106)	(346)	(313)
Amortization of DAC and VOBA	204	90	503	454
Interest expense on debt	31	38	95	113
Other expenses	1,633	1,425	4,441	3,970
Total operating expenses	9,543	7,979	25,640	24,014
Provision for income tax expense (benefit)	688	335	1,340	1,053
Operating earnings (loss)	$(65)	$929	$1,662	$2,704
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were higher tax and related interest expenses, lower investment yields and an unfavorable impact from our annual review of actuarial assumptions. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Business Growth. We benefited from higher sales and business growth across many of our products. An increase in our investment portfolio from deposits in our Corporate Benefit Funding segment and growth in premiums in our Group, Voluntary & Worksite Benefits segment, generated higher net investment income. This was partially offset by the related increase in interest credited expense. Higher costs associated with our variable annuity guaranteed minimum death benefits (“GMDBs”) drove lower operating earnings. A decrease in asset-based fees was driven by negative net flows from our direct deferred variable annuity business, partially offset by the recapture of a ceded variable annuity reinsurance agreement from an affiliate. The changes in business growth discussed above resulted in a $21 million decrease in operating earnings.
Market Factors. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans, as well as by lower returns on our other limited partnership interests. In addition, yields were negatively impacted by lower income from our securities lending program and lower prepayment fees. These decreases were partially offset by higher income on real estate. The changes in market factors discussed above resulted in a $164 million decrease in operating earnings.
Actuarial Assumption Review. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $73 million and were primarily related to unfavorable DAC unlockings in our Retail segment.
Expenses. In the current period, other expenses include the aforementioned $235 million charge for interest on uncertain tax positions. This was partially offset by a $71 million decrease in expenses, which was primarily the result of lower costs associated with corporate initiatives and projects, a one-time refund received for a favorable outcome on prior years’ tax audits, as well as lower direct business and reinsurance costs.

Taxes. The Company’s current period effective tax rate differs from the U.S. statutory rate of 35% primarily due to the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. The Company’s current and prior period effective tax rates also differed from the U.S. statutory rate due to non-taxable investment income and tax credits for low income housing. In addition, in the current period, the Company realized lower tax benefits of $20 million compared to the prior period, primarily from the lower utilization of tax preferenced investments.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were: (i) higher tax and related interest expenses, (ii) a prior period adjustment that decreased expenses by $140 million to better align the allocation of acquisition expenses with affiliates’ sales revenue, (iii) lower investment yields, (iv) an unfavorable impact from our annual review of actuarial assumptions and (v) the prior period favorable reserve adjustment related to disability premium waivers in our life business, partially offset by higher net investment income from portfolio growth. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Business Growth. We benefited from higher sales and business growth across many of our products. An increase in our investment portfolio from deposits and funding agreement issuances in our Corporate Benefit Funding segment and growth in premiums in our Group, Voluntary & Worksite Benefits segment, generated higher net investment income. This was partially offset by the related increase in interest credited expense. Higher costs associated with our variable annuity GMDBs drove lower operating earnings. Operating earnings also decreased in the current period as a result of the disposition of our former broker-dealer subsidiary, NES, in the fourth quarter of 2014. The changes in business growth discussed above resulted in a $60 million increase in operating earnings.
Market Factors. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans, as well as by lower returns on our other limited partnership interests. In addition, yields were negatively impacted by lower income from our securities lending program. These decreases were partially offset by higher income on foreign currency derivatives and alternative investments, increased prepayment fees and higher income on real estate. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. In our Retail segment, an increase in asset-based fee income resulted in an increase in operating earnings. The changes in market factors discussed above resulted in a $183 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable mortality experience, driven by our Group, Voluntary & Worksite Benefits segment, combined with favorable morbidity experience in our Retail and Group, Voluntary & Worksite Benefits segments, improved operating earnings by $40 million. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $73 million and were primarily related to unfavorable DAC unlockings in our Retail segment. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a $60 million decrease in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our Retail segment in the prior period.
Expenses. In the current period, other expenses include the aforementioned $235 million charge for interest on uncertain tax positions. This was partially offset by a $50 million decrease in expenses, which was primarily the result of lower costs associated with corporate initiatives and projects, a one-time refund received for a favorable outcome on prior years’ tax audits, as well as lower direct business and reinsurance costs, partially offset by higher employee-related costs.
Taxes. The Company’s current period effective tax rate differs from the U.S. statutory rate of 35% primarily due to the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. In addition, the Company’s current and prior period effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing. Also, in the current period, the Company realized additional tax benefits of $6 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.

Segment Results and Corporate & Other
Retail
Business Overview. Fixed annuity sales increased by 64% due to the launch of our new indexed annuity this year. Variable annuity sales also increased 22% as a result of new products introduced in late 2014 and early 2015. Life sales increased 30% driven by increases in our whole life products (due to a continued focus on our enhanced underwriting programs), term life products (due to pricing actions) and universal life products (due to a new product launched late in 2014). Individual disability sales increased 12% as a result of focused marketing and increased engagement across our distribution channels. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to lower market performance along with the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$1,007	$1,010	$3,017	$2,978
Universal life and investment-type product policy fees	384	377	1,151	1,092
Net investment income	1,319	1,358	4,009	4,099
Other revenues	33	97	118	273
Total operating revenues	2,743	2,842	8,295	8,442
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,646	1,581	4,860	4,669
Interest credited to policyholder account balances	239	245	713	729
Capitalization of DAC	(113)	(92)	(324)	(272)
Amortization of DAC and VOBA	191	78	463	422
Interest expense on debt	1	1	3	3
Other expenses	417	460	1,364	1,112
Total operating expenses	2,381	2,273	7,079	6,663
Provision for income tax expense (benefit)	107	162	371	558
Operating earnings	$255	$407	$845	$1,221
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. In our deferred annuities business, asset-based fee income increased as a result of the recapture of a ceded variable annuity reinsurance agreement from an affiliate, partially offset by higher costs associated with our variable annuity GMDBs. We also earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to the prior period. In our direct deferred variable annuity business, negative net flows contributed to a decrease in average separate account balances and, consequently, lower asset-based fee income. The items discussed above resulted in a $19 million decrease in operating earnings.

Market Factors. A $30 million decrease in operating earnings was attributable to market factors, including equity markets and interest rates. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. Also negatively impacting current period net investment income were lower returns on other limited partnership interests and interest rate derivatives. This reduction in investment income was partially offset by increased prepayment fees. While the current period equity returns were lower than the prior period resulting in higher DAC amortization, the overall cumulative positive equity markets since the prior period increased our average separate account balances which resulted in an increase in asset-based fee income.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable mortality experience in our life businesses resulted in an $18 million decrease in operating earnings. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $73 million and were primarily related to unfavorable DAC unlockings in the life businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a slight decrease in operating earnings.
Taxes. In the current period, we realized lower tax benefits of $17 million primarily related to the separate account dividends received deduction.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. In our direct deferred variable annuity business, negative net flows contributed to a decrease in average separate account balances and, consequently, lower asset-based fee income. Lower interest credited expense increased operating earnings. In our deferred annuities business, asset-based fee income increased as a result of the recapture of a ceded variable annuity reinsurance agreement from an affiliate, partially offset by higher costs associated with our variable annuity GMDBs. Operating earnings decreased in the current period as a result of the disposition of our former broker-dealer subsidiary, NES, in the fourth quarter of 2014. In our life businesses, higher interest credited decreased operating earnings. We earned more income on a larger invested asset base, which resulted from a higher amount of allocated equity as compared to the prior period, which partially offset the above mentioned items. The items discussed above resulted in a $20 million decrease in operating earnings.
Market Factors. A $13 million decrease in operating earnings was attributable to market factors, including equity markets and interest rates. While the current period equity returns were lower than in the prior period, the overall cumulative positive equity markets since the prior period increased our average separate account balances which resulted in an increase in asset-based fee income. Stronger equity market performance in the prior period compared to the current period drove lower returns on other limited partnership interests. Lower returns on interest rate derivatives also decreased operating earnings, but were partially offset by increased prepayment fees. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This reduction in current period income from lower yields was partially offset by a decrease in DAC amortization.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable mortality experience in our life business resulted in a $29 million decrease in operating earnings. Morbidity experience in our individual disability income business was favorable, resulting in a $5 million increase in operating earnings. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both periods, resulted in a net operating earnings decrease of $73 million and were primarily related to unfavorable DAC unlockings in the life businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both the current and prior periods resulted in a $33 million decrease in operating earnings, primarily driven by a favorable reserve adjustment related to disability premium waivers in our life business in the prior period.
Expenses and Taxes. A prior period adjustment that decreased expenses by $140 million to better align the allocation of acquisition expenses with affiliates’ sales revenue resulted in a decrease in operating earnings in the current period. In addition, an increase in expenses, mainly due to higher employee-related costs, resulted in a $65 million decrease in operating earnings. In the current period, we realized lower tax benefits of $9 million primarily related to the separate account dividends received deduction.

Group, Voluntary & Worksite Benefits
Business Overview. Premiums increased for most of our businesses as a result of gradual growth in the U.S. economy, a decrease in the U.S. unemployment rate and low inflation. Our dental, disability, term life, and voluntary benefits businesses generated premium growth through sales and persistency. The dental business also benefited from pricing actions on existing business. While premiums have increased, current period sales were generally lower as a result of an increase in competition, particularly in the dental business. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$3,672	$3,606	$11,079	$10,863
Universal life and investment-type product policy fees	188	180	559	538
Net investment income	467	455	1,388	1,341
Other revenues	110	101	332	310
Total operating revenues	4,437	4,342	13,358	13,052
Operating expenses
Policyholder benefits and claims and policyholder dividends	3,507	3,466	10,561	10,494
Interest credited to policyholder account balances	38	38	113	117
Capitalization of DAC	(2)	(4)	(9)	(12)
Amortization of DAC and VOBA	7	8	23	19
Other expenses	549	533	1,675	1,600
Total operating expenses	4,099	4,041	12,363	12,218
Provision for income tax expense (benefit)	127	108	370	305
Operating earnings	$211	$193	$625	$529
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $23 million increase in operating earnings was attributable to business growth. Growth in premiums, as well as increases in allocated equity, resulted in higher average invested assets, improving operating earnings. Consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased. An increase in the annual assessment of the Patient Protection and Affordable Care Act (“PPACA”) fee increased other expenses in the current period; however, the impact of the assessment was virtually offset by a related increase in premiums from our dental business. The remaining increase in other operating expenses, mainly the result of growth across the segment, partially offset by lower post-retirement benefit costs, was more than offset by the remaining increase in premiums, fees and other revenues.
Market Factors. The sustained low interest rate environment drove lower investment yields on our mortgage loans and fixed maturity securities. In addition, yields were negatively impacted by a reduction in the size of our securities lending program. This was partially offset by higher returns on alternative investments, real estate joint ventures and currency derivatives. Unlike in the Retail and Corporate Benefit Funding segments, in the Group, Voluntary & Worksite Benefits segment, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decline in investment yields was largely offset by the impact of lower crediting rates in the current period, which resulted in a slight decrease in operating earnings.
Underwriting and Other Insurance Adjustments. Our life businesses experienced favorable mortality in the current period, mainly due to favorable claims experience, which resulted in a $29 million increase in operating earnings. Unfavorable morbidity experience in our dental business, largely due to less favorable reserve development, resulted in a $10 million decrease in operating earnings. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $21 million decrease in operating earnings.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $44 million increase in operating earnings was attributable to business growth. Growth in premiums, as well as increases in allocated equity resulted in higher average invested assets, improving operating earnings. Consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased. An increase in the annual assessment of the PPACA fee increased other expenses in the current period; however, the impact of the assessment was significantly offset by a related increase in premiums from our dental business. The remaining increase in other operating expenses, mainly the result of growth across the segment, partially offset by lower post-retirement benefit costs, was more than offset by the remaining increase in premiums, fees and other revenues.
Market Factors. The sustained low interest rate environment drove lower investment yields on our mortgage loans and fixed maturity securities. In addition, yields were negatively impacted by a reduction in the size of our securities lending program. This was partially offset by higher returns on alternative investments and currency derivatives. The decrease in investment yields was more than offset by the impact of lower crediting rates in the current period, which resulted in an increase in operating earnings of $7 million.
Underwriting and Other Insurance Adjustments. Our life and accidental death and dismemberment businesses experienced favorable mortality in the current period, mainly due to favorable claims experience, which resulted in a $52 million increase in operating earnings. Favorable morbidity experience in our long-term care and disability businesses was partially offset by increased utilization in our dental business, and resulted in a $6 million increase in operating earnings. The favorable claims experience in our long-term care business was due to higher net closures and the impact of lapses on certain insurance liabilities. In our disability business, the favorable claims experience was primarily driven by fewer approvals, a reduction in the average size of claims and higher net closures. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $10 million decrease in operating earnings.

Corporate Benefit Funding
Business Overview. Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2015, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Despite the decline in funding ratios for defined benefit pension plans of S&P 500 companies, higher pension plan closeouts resulted in an increase in premiums. In addition, more competitive pricing in the market drove a decrease in structured settlement annuity sales. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits and claims.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$1,551	$438	$2,281	$1,475
Universal life and investment-type product policy fees	45	51	140	145
Net investment income	1,193	1,229	3,723	3,569
Other revenues	68	69	217	214
Total operating revenues	2,857	1,787	6,361	5,403
Operating expenses
Policyholder benefits and claims and policyholder dividends	2,073	929	3,837	2,965
Interest credited to policyholder account balances	268	250	798	755
Capitalization of DAC	(1)	(10)	(11)	(29)
Amortization of DAC and VOBA	5	4	16	13
Interest expense on debt	1	3	4	8
Other expenses	109	131	352	367
Total operating expenses	2,455	1,307	4,996	4,079
Provision for income tax expense (benefit)	140	168	475	459
Operating earnings	$262	$312	$890	$865
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of current period deposits resulted in higher invested assets, which drove an increase in net investment income, partially offset by the related increase in interest credited expense, and resulted in a $6 million increase in operating earnings.
Market Factors. The sustained low interest rate environment drove lower investment yields on mortgage loans, as well as from our securities lending program. These unfavorable changes were partially offset by higher income on interest rate and currency derivatives. The combined impact of lower investment returns and slightly higher interest credited expense, resulted in a decrease in operating earnings of $60 million.
Underwriting and Other Insurance Adjustments. Less favorable mortality, primarily from our pension closeout and structured settlement businesses, was partially offset by more favorable mortality in our specialized life insurance products and resulted in a slight decrease in operating earnings.
Expenses. Lower non-deferrable commissions driven by a decrease in structured settlement annuity sales in the current period resulted in an increase in operating earnings of $7 million.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.

Business Growth. The impact of current period deposits and funding agreement issuances resulted in higher invested assets, which drove an increase in net investment income, partially offset by the related increase in interest credited expense, and resulted in a $103 million increase in operating earnings.
Market Factors. The sustained low interest rate environment impacted our investment yields, as well as our interest credited rates. Lower interest rates drove lower investment yields on fixed maturity securities and mortgage loans, as well as from our securities lending program. In addition, weaker equity markets in the current period resulted in lower returns on other limited partnership interests. These unfavorable changes were partially offset by higher income on interest rate and currency derivatives and improved earnings on alternative investments, and real estate, as well as the favorable impact of a conversion of the securities accounting system. The impact of lower investment returns, partially offset by lower interest credited expense, resulted in a decrease in operating earnings of $68 million.
Underwriting and Other Insurance Adjustments. More favorable mortality, primarily from our income annuity and specialized life insurance products, was partially offset by less favorable mortality in our pension closeout and structured settlement businesses and resulted in a $6 million increase in operating earnings. The net impact of insurance liability refinements that were recorded in both periods decreased operating earnings by $17 million.
Expenses. Lower non-deferrable commissions driven by a decrease in structured settlement annuity sales, were mostly offset by slightly higher employee-related costs and annual premium tax adjustments in the current period and resulted in a slight increase in operating earnings.
Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating revenues
Premiums	$30	$33	$86	$99
Net investment income	(73)	66	43	269
Other revenues	172	173	499	506
Total operating revenues	129	272	628	874
Operating expenses
Policyholder benefits and claims and policyholder dividends	21	23	65	61
Capitalization of DAC	(1)	—	(2)	—
Amortization of DAC and VOBA	1	—	1	—
Interest expense on debt	29	34	88	102
Other expenses	558	301	1,050	891
Total operating expenses	608	358	1,202	1,054
Provision for income tax expense (benefit)	314	(103)	124	(269)
Operating earnings	$(793)	$17	$(698)	$89

The table below presents operating earnings by source net of income tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)

Net investment income	$(47)	$43	$28	$175
Interest expense on debt	(19)	(22)	(58)	(66)
Acquisition costs	—	—	—	(2)
Corporate initiatives and projects	(15)	(39)	(57)	(102)
Incremental tax benefit (expense)	(482)	73	(325)	206
Other	(230)	(38)	(286)	(122)
Operating earnings	$(793)	$17	$(698)	$89
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Net Investment Income. A $90 million decrease in net investment income was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, as well as lower returns on alternative investments and lower yields on fixed maturity securities and mortgage loans as a result of the sustained low interest rate environment.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $24 million, primarily due to lower relocation costs, severance and consulting expenses associated with certain enterprise-wide initiatives.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The current period includes the aforementioned tax charge of $557 million which was recorded under accounting guidance for the recognition of tax uncertainties.
Other. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses. The current period includes the aforementioned charge of $235 million for interest on uncertain tax positions also recorded under accounting guidance for the recognition of tax uncertainties. The current period also includes a $7 million impairment charge on a real estate property. These increases in expenses were partially offset by a $21 million one-time refund received for a favorable outcome on prior years’ tax audits and lower direct business and reinsurance costs totaling $16 million.
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Net Investment Income. A $147 million decrease in net investment income was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf, as well as lower returns on alternative investments and lower yields on fixed maturity securities and mortgage loans as a result of the sustained low interest rate environment. This decrease was partially offset by higher returns on real estate.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $45 million, primarily due to lower relocation costs, severance and consulting expenses associated with certain enterprise-wide initiatives.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The current period includes the aforementioned tax charge of $557 million which was recorded under accounting guidance for the recognition of tax uncertainties. We had higher utilization of tax preferenced investments, which improved operating earnings by $26 million over the prior period.

Other. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses. The current period includes the aforementioned charge of $235 million for interest on uncertain tax positions also recorded under accounting guidance for the recognition of tax uncertainties. The current period also includes a $7 million impairment charge on a real estate property. These increases in expenses was partially offset by a $21 million one-time refund received for a favorable outcome on prior years’ tax audits and lower direct business and reinsurance costs totaling $40 million.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2014 Annual Report; (ii) Part II, Item 1, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015; and (iii) Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2014 Annual Report, Metropolitan Life Insurance Company received approximately 4,636 asbestos-related claims in 2014. During the nine months ended September 30, 2015 and 2014, Metropolitan Life Insurance Company received approximately 2,971 and 3,641 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2014 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2015.
Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Ins. Co. (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by Metropolitan Life Insurance Company from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions were consolidated with the Robainas action. The consolidated complaint alleges that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit sought recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. On October 9, 2015, the court granted Metropolitan Life Insurance Company’s motion to dismiss the consolidated complaint, finding that plaintiffs lacked Article III standing because they did not allege any concrete injury as a result of the alleged conduct.
Intoccia v. Metropolitan Life Ins. Co. (S.D.N.Y., April 20, 2015)
Plaintiffs filed this putative class action on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums for Guaranteed Benefits Insurance Riders attached to variable annuity contracts with Metropolitan Life Insurance Company from 2009 through 2015 (the “Annuities”). The court consolidated Weilert v. Metropolitan Life Ins. Co. (S.D.N.Y., April 30, 2015) with the Intoccia case, and the consolidated, amended complaint alleges that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for Guaranteed Benefits Insurance Riders attached to the Annuities. On October 9, 2015, the court issued an order to show cause why the Intoccia action should not be dismissed pursuant to the reasoning in the court’s order dismissing the Robainas case discussed above.

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
10.1
Separation Agreement, Waiver and General Release, dated July 30, 2015, between MetLife Group, Inc. and William J. Wheeler. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.2
Agreement to Protect Corporate Property executed by William J. Wheeler on June 21, 2001. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

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
Date: November 12, 2015

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
10.1
Separation Agreement, Waiver and General Release, dated July 30, 2015, between MetLife Group, Inc. and William J. Wheeler. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.2
Agreement to Protect Corporate Property executed by William J. Wheeler on June 21, 2001. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

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