Form 10-K
period 2015-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2016-03-25
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 24, 2016, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MLIC. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company's filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to global financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired business, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, (c) entry into joint ventures, or (d) legal entity reorganizations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) fluctuations in foreign currency exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings, or MetLife, Inc.’s credit ratings; (17) a deterioration in the experience of the closed block established in connection with the reorganization of MLIC; (18) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (19) differences between actual claims experience and underwriting and reserving assumptions; (20) ineffectiveness of MetLife’s risk management policies and procedures; (21) catastrophe losses; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) inability to attract and retain sales representatives; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) the effectiveness of MetLife’s programs and practices in avoiding giving associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company's filings with the U.S. Securities and Exchange Commission.
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
The Company is a provider of life insurance, annuities, employee benefits and asset management through both proprietary and independent retail distribution channels, as well as at the workplace.
We are also one of the largest institutional investors in the U.S. with a $277.1 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, mortgage loans and U.S. Treasury and agency securities, as well as real estate and corporate equity, at December 31, 2015. Over the past several years, we have further diversified and strengthened our general account portfolio.
Our well-recognized brand, leading market positions, competitive and innovative product offerings and financial strength and expertise should help drive future growth, building on a long history of fairness, honesty and integrity. Over the course of the next several years, we will pursue the following objectives to achieve our goals:

●	Refocus the U.S. businesses

–	Shift product mix away from capital intensive products

–	Invest in growth initiatives for the voluntary/worksite, accident & health, and direct channels

–	Drive margin improvement

●	Drive toward Customer Centricity and a global brand

–	Further institutionalize customer-centric actions and culture at MetLife

–	Grow consideration of and preference for MetLife’s brand in key markets
The Company is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information” for information on MetLife, Inc.’s announcement of its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Revenues derived from an agreement with the U.S. Office of Personnel Management for the Federal Employees’ Group Life Insurance program were $2.7 billion, $2.8 billion and $2.5 billion for the years ended December 31, 2015, 2014 and 2013, respectively, which represented 10%, 11% and 10%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2015, 2014 and 2013. Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.

Other Key Information
On February 28, 2016, MetLife, Inc. entered into a purchase agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force, the MetLife Premier Client Group, together with its affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc., and certain related assets. As part of the transaction, MetLife, Inc. and MassMutual have also agreed to enter into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. The transaction is subject to certain closing conditions, including regulatory approval.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. MetLife expects that the life insurance closed block and the life and annuity business sold through Metropolitan Life Insurance Company will not be a part of the Separation. Metropolitan Life Insurance Company would no longer write new retail life and annuity business post-Separation.
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Other Key Information” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
In December 2014, Metropolitan Life Insurance Company distributed to MetLife, Inc., as a dividend, all of the issued and outstanding shares of common stock of its wholly-owned, broker-dealer subsidiary, New England Securities Corporation (“NES”). See Note 3 of the Notes to the Consolidated Financial Statements for further information.
In November 2014, MetLife Insurance Company of Connecticut (“MICC”), a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company, and its affiliate, MetLife Investors Insurance Company, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a former offshore, captive reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife Insurance Company USA (“MetLife USA”). Effective January 1, 2014, following receipt of New York State Department of Financial Services (the “Department of Financial Services”) approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York. Also effective January 1, 2014, MICC reinsured with Metropolitan Life Insurance Company all existing New York insurance policies and annuity contracts that include a separate account feature. Prior to the Mergers, Metropolitan Life Insurance Company also recaptured certain risks ceded to Exeter and assumed certain risks from an affiliate. The Mergers have provided increased transparency relative to our capital allocation and variable annuity risk management. See Note 6 of the Notes to the Consolidated Financial Statements for further information on the Mergers, and see “— Regulation — Insurance Regulation — Insurance Regulatory Examinations and Other Activities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” for information on our use of captive reinsurers.
Segments and Corporate & Other
Overview
Our businesses offer a broad range of protection products and services aimed at serving the financial needs of our customers throughout their lives. These products are sold to individuals and corporations, as well as other institutions, and their respective employees.
Retail
Product Overview
Our Retail segment is organized into two U.S. businesses: Life & Other and Annuities.

Life & Other
Our Life & Other insurance products and services include variable life, universal life, term life and whole life products. Life & Other products and services also include individual disability income products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products.
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
Annuities
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
Fixed and Indexed Annuities. Fixed annuities provide for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time, ranging from one to 10 years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant. Additionally, the Company has recently begun issuing indexed annuities which allow the contractholder to participate in returns from equity indices.
Sales Distribution
We sell our retail life, disability and annuities products through a diverse set of distribution networks, which has included MetLife Premier Client Group (comprised of 40 agencies with 4,000 career financial representatives) and third-party organizations. On February 28, 2016, MetLife, Inc. entered into a purchase agreement with MassMutual pursuant to which MassMutual will acquire the MetLife Premier Client Group. See “— Other Key Information” for further information on the sale of the MetLife Premier Client Group.
We also distribute products to high net worth individuals and small- to medium-sized businesses through independent general agencies, financial advisors, consultants, brokerage general agencies and other independent marketing organizations under contractual arrangements with the support of wholesalers. Additionally, wholesalers sell through financial intermediaries, including regional broker-dealers, brokerage firms, financial planners and banks.
Group, Voluntary & Worksite Benefits
Product Overview
We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest corporate employers in the U.S.
Our Group, Voluntary & Worksite Benefits insurance products and services include life, dental, group short- and long-term disability, long-term care, accidental death and dismemberment (“AD&D”), critical illness, vision and accident & health coverages, as well as prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers. Under such ASO arrangements, the employer is at risk, as we have not issued an insurance policy. We pay claims funded by the employer and perform other administrative services on behalf of the employer.
The major products within Group, Voluntary & Worksite Benefits are as follows:
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
Long-term Care. Long-term care products provide protection against the potentially high costs of long-term care services. They generally pay benefits to insureds who need assistance with activities of daily living or have a cognitive impairment. Although we discontinued the sale of these products in 2010, we continue to support our existing policyholders.

Sales Distribution
We distribute our group products through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. In addition, voluntary products are sold by specialists. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products.
We have entered into several operating joint ventures and other arrangements with third parties to expand the marketing and distribution opportunities of Group, Voluntary & Worksite Benefits products and services. We also sell our group products and services through sponsoring organizations and affinity groups and provide life and dental coverage to certain employees of the U.S. Government.
Corporate Benefit Funding
Product Overview
Our Corporate Benefit Funding segment provides funding and financing solutions that help institutional customers mitigate and manage liabilities primarily associated with their qualified, nonqualified and welfare employee benefit programs using a spectrum of life and annuity-based insurance and investment products.
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
Private floating rate funding agreements are generally privately-placed, unregistered investment contracts issued as general account obligations. Interest is credited based on an external index, generally the three-month London Interbank Offered Rate (“LIBOR”). Contracts may contain put provisions (of 90 days or longer) that allow for the contractholder to receive the account balance prior to the stated maturity date.
Pension Risk Transfers. We offer general account and separate account annuity products, generally in connection with the termination of defined benefit pension plans. These risk transfer products include single premium buyouts that allow for full or partial transfers of pension liabilities.
General account annuity products include nonparticipating contracts. Under nonparticipating contracts, group annuity benefits may be purchased for retired and terminated employees or employees covered under terminating or ongoing pension plans. Both immediate and deferred annuities may be purchased by a single premium at issue. There are generally no cash surrender rights, with some exceptions including certain contracts that include liabilities for cash balance pension plans.
Separate account annuity products include both participating and non-participating contracts. Under participating contracts, group annuity benefits are purchased for retired, terminated, or active employees covered under active or terminated pension plans. Both immediate and deferred fixed annuities are purchased with a single premium. Under some contracts, additional annuities may be periodically purchased at then current purchase rates. The assets supporting the guaranteed benefits for each contract are held in a separate account. Some contracts require the contractholder to make periodic payments to cover investment and insurance expenses. The Company fully guarantees benefit payments and is ultimately responsible for all benefit payments. The non-participating contracts have economic features similar to our general account product, but offer the added protection of an insulated separate account. Under U.S. GAAP, these annuity contracts are treated as general account products.

Institutional Income Annuities. These general account contracts are available for purchasing guaranteed payout annuities for employees upon retirement or termination of employment. These annuities can be either life contingent or non-life contingent. These annuities are nonparticipating, do not provide for any loan or cash surrender value and, with few exceptions, do not permit future considerations.
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
Sales Distribution
We distribute our Corporate Benefit Funding products and services through dedicated sales teams and relationship managers. Products may be sold directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual and group distribution areas to better reach and service customers, brokers, consultants and other intermediaries.
Corporate & Other
Overview
The Company reports certain of its results of operations in Corporate & Other. Corporate & Other contains the excess capital, as well as enterprise-wide strategic initiative restructuring charges, not allocated to the segments, various start-up businesses (including our investment management business through which we offer fee-based investment management services to institutional clients), certain run-off businesses, the Company’s ancillary international operations and interest expense related to the majority of our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes ancillary U.S. direct business, comprised of group and individual products sold through sponsoring organizations, affinity groups and direct to consumer. Additionally, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

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
Pursuant to applicable insurance laws and regulations, our insurance companies, including a captive reinsurer subsidiary, establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.
State insurance laws and regulations, including New York Insurance Law and regulations, require certain MLIC entities to submit to superintendents of insurance, including the New York Superintendent of Financial Services, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See “— Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis.”
Underwriting and Pricing
MetLife’s Global Risk Management Department (“GRM”) contains a dedicated unit, the primary responsibility of which is the development of product pricing standards and independent pricing and underwriting oversight for MetLife’s insurance businesses. Further important controls around management of underwriting and pricing processes include regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate. See “— Reinsurance Activity.”
Underwriting
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
The underwriting conducted by our remote underwriting offices and intermediaries, as well as our corporate underwriting office, is subject to periodic quality assurance reviews to maintain high standards of underwriting and consistency. Such offices are also subject to periodic external audits by reinsurers with whom we do business.
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

We continually review our underwriting guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals.
Pricing
Product pricing reflects our pricing standards. GRM, as well as regional finance and product teams, are responsible for pricing and oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality and possible variability of results. For certain products, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and we bear all prior year gains and losses. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.
 Rates for group insurance and voluntary & worksite products are based on anticipated earnings and expenses for the book of business being underwritten. Renewals are generally reevaluated annually or biannually and are repriced to reflect actual experience on such products. Products offered by Corporate Benefit Funding are priced on demand. Pricing reflects expected investment returns, as well as mortality, longevity and expense assumptions appropriate for each product. This business is generally nonparticipating and illiquid, as policyholders have few or no options or contractual rights to cash values.
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
We continually review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals.
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

We reinsure our business through a diversified group of well-capitalized reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. Additionally, we enter into reinsurance agreements for risk and capital management purposes with other affiliates and several affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Vermont and Delaware, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions.”
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
For our Retail Annuities business we reinsure 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued since 2004 to an affiliate and portions of the living and death benefit guarantees issued in connection with our variable annuities issued prior to 2004 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. We also assume 90% of the fixed annuities by certain affiliates and 100% of certain variable annuity risks issued by an affiliate.
Group, Voluntary & Worksite Benefits
For certain policies within our Group, Voluntary & Worksite Benefits segment, we generally retain most of the risk and only cede particular risks on certain client arrangements. The majority of our reinsurance activity within this segment relates to the following client agreements:

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

Regulation

Overview
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of the states of domicile of our U.S. insurance companies. As a subsidiary of MetLife, Inc., a non-bank systemically important financial institution (“non-bank SIFI”), we are affected by MetLife, Inc.’s regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (“FDIC”). We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer (“G-SII”). Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”).
Insurance Regulation
State insurance regulation generally aims at supervising and regulating insurers, with the goal of protecting policyholders and ensuring that insurance companies remain solvent. Insurance regulators have increasingly sought information about the potential impact of activities in holding company systems as a whole, and some jurisdictions have adopted laws and regulations enhancing “group-wide” supervision, as supported by the National Association of Insurance Commissioners’ (“NAIC”) Solvency Modernization Initiative. See “— NAIC” for information regarding group-wide supervision.
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
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Regulation”) in December 2010 and December 2014. The Model Holding Company Act and Regulation serve as a basis for action by the states. See “— NAIC” for further information on the Model Holding Company Act and Regulation.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.” See also “Dividend Restrictions” in Note 13 of the Notes to the Consolidated Financial Statements for further information regarding such limitations, as well as an amendment to the New York Insurance Law permitting MLIC to pay stockholder dividends to MetLife, Inc. in any calendar year without prior insurance regulatory clearance under one of two alternative formulations during 2016 and going forward.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “— Health Care Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, many of which remain to be completed.
Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations, for instance, favored a greater federal role in monitoring financial stability and identifying issues or gaps in the regulation of large national and internationally active insurers.
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

Health Care Regulation
The Patient Protection and Affordable Care Act (“PPACA”), signed into law on March 23, 2010, and The Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (together, the “Affordable Care Act”), imposes obligations on MetLife as an enterprise, and as a provider of non-medical health insurance benefits and as a purchaser of certain of these products. In 2014, we became subject to an excise tax called the “health insurer fee,” the cost of which is primarily passed on to group purchasers of certain of our dental and vision insurance products. Additionally, with respect to dental insurance products sold to groups with 50 or fewer employees, we have changed certain of our product offerings in response to the Affordable Care Act. The cost of these product changes will also be reflected in our pricing of such products. The Affordable Care Act and its related regulations have already resulted in increased and unpredictable costs to provide certain products and may have additional adverse effects. See “Risk Factors — Regulatory and Legal Risks — Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products.” It has also harmed our competitive position, as the Affordable Care Act has a disparate impact on our products compared to products offered by our not-for-profit competitors.
On July 14, 2014, the District of Columbia (“DC”) adopted a law that imposes an assessment on health insurers doing business in DC, including those that issue non-medical health-related products that are not subject to regulation under the Affordable Care Act. While the financial impact to the Company of DC’s action will be minimal, if other states decide to successfully adopt this model, there could be an impact on product pricing and sales. Currently 16 states and DC have created their own public healthcare exchanges. One other state (Connecticut) has levied an assessment and other states may also consider levying assessments on both medical and non-medical health insurers to fund their healthcare exchanges. On June 25, 2015, the U.S. Supreme Court, in the King v. Burwell decision, upheld the payment of tax credits to individuals who purchase coverage in states that have a federally facilitated exchange rather than a state exchange. Had the Supreme Court not upheld this payment, it is likely more states would have been compelled to create their own exchanges and possibly assess insurers for the fees of running these exchanges.
The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 also includes certain provisions for defined benefit pension plan funding relief. As part of our Corporate Benefit Funding segment, we offer general account and separate account group annuity products that enable a plan sponsor to transfer these risks, often in connection with the termination of defined benefit pension plans. See “Risk Factors — Regulatory and Legal Risks — Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products” for further information regarding the potential effect of such regulation.
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
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 17 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2015, 2014 and 2013, we did not receive any material adverse findings resulting from state insurance department examinations of our insurance companies.

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
Like many life insurance companies, we utilize captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. We will continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves. We expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” As a result of the Mergers, we no longer cede any U.S. variable annuity guarantee risks to a captive reinsurer. Instead, our U.S. variable annuity risks that were previously reinsured by captives are now retained by the Company or reinsured by MetLife USA or third parties. For more information on our use of captive reinsurers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions” and Note 6 of the Notes to the Consolidated Financial Statements.
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the Department of Financial Services, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings in prior years chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators. Because MetLife, Inc. is now supervised as a non-bank SIFI, an April 2015 Supervisory College was co-chaired by the Department of Financial Services and the Federal Reserve Bank of New York and attended by MetLife’s key U.S. and international regulators, including the FDIC, which has joint authority with the Federal Reserve Board over the resolution plan that MetLife, Inc. will be required to submit. The next meeting is scheduled for June 2016 and will be chaired by the Federal Reserve Bank of New York. See “—Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” below. MetLife, Inc. has not received any reports or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.
Policy and Contract Reserve Adequacy Analysis
Annually, our insurance companies, including a captive reinsurer subsidiary, are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification. Since inception of this requirement, our insurance companies which are required by their states or country of domicile to provide these opinions have provided such opinions without qualifications.

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
The Model Holding Company Act and Regulation include a new requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where MetLife has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. In December 2014, the NAIC adopted amendments to the Model Holding Company Act that would authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers who choose to opt in for the group-wide supervision. The amendments create a selection process for the group-wide supervisor, extend confidentiality protection to communications with the group-wide supervisor, and outline the duties of the group-wide supervisor. To date, a number of jurisdictions have adopted laws and regulations enhancing group-wide supervision.
The NAIC has concluded its “Solvency Modernization Initiative,” which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC’s Solvency Modernization Initiative focused on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Filing Model Act and Regulation at its August 2014 meeting. The new model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, is expected to become effective in 2016. In addition, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by our insurance companies’ domiciliary states. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife, Inc.’s first ORSA summary report was submitted on behalf of the enterprise in December 2015.
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
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives.
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Our U.S. insurance companies are subject to risk-based capital (“RBC”) requirements. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of our insurance companies subject to these requirements was in excess of each of those RBC levels. See “Statutory Equity and Income” in Note 13 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.”

The Department of Financial Services issues an annual “Special Considerations” circular letter (“SCL”) to New York licensed insurers requiring tests to be performed as part of insurers’ year-end asset adequacy testing. The SCLs issued in 2015 and 2014 lowered Metropolitan Life Insurance Company’s statement-based statutory capital and surplus at December 31, 2015 and 2014 by $0.5 billion and $1.4 billion, respectively, compared to NAIC-based statutory capital and surplus. The 2015 SCL provided meaningful relief to Metropolitan Life Insurance Company as compared to the 2014 SCL as it included, among other things, a provision that allowed insurers to seek approval to aggregate the results of their life, annuity and health businesses to satisfy asset adequacy testing requirements. This enabled Metropolitan Life Insurance Company to release asset adequacy reserves for long-term care and market value adjusted annuities of $0.7 billion and $0.2 billion, respectively, at December 31, 2015 and to avoid an estimated additional $0.3 billion of reserve strengthening that would have been required at December 31, 2015.
Effective December 31, 2013, the Department of Financial Services discontinued its most recent amendment to Regulation 147 which governed the valuation of life insurance policies. The amendment reflected changes made in 2013 by the NAIC to Actuarial Guideline 38 (which impacts the valuation of universal and variable life policies with secondary guarantees (“ULSG”)). As a result of this action, New York licensed insurers are required to comply with a prior version of the regulation. As of December 31, 2015, Metropolitan Life Insurance Company’s statutory reserves on in-force ULSG, net of reinsurance, exceed NAIC requirements by $103 million. The change in the regulation has a minimal reserve impact on new sales of ULSG products.
We are not aware of any NAIC adoptions that would have a material impact on the RBC of our insurance companies.
Regulation of Investments
Each of our insurance companies is subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of our insurance companies complied, in all material respects, with such regulations at December 31, 2015.
Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards. See “— Enhanced Prudential Standards for Non-Bank SIFIs.”
On January 13, 2015, MetLife, Inc. filed an action in the U.S. District Court for the District of Columbia asking the court to review and rescind the FSOC’s designation of MetLife, Inc. as a non-bank SIFI. The court held oral argument on the parties’ cross motions for summary judgment on February 10, 2016. On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. See Note 20 of the Notes to the Consolidated Financial Statements. See also “Risk Factors — Regulatory and Legal Risks — Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations” regarding the potential impact of the proposed Separation on MetLife, Inc.’s or the new company’s status as a non-bank SIFI.
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
Together with other non-bank SIFIs, MetLife, Inc. is subject to a number of Dodd-Frank requirements including responsibility to pay certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more, and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.

Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with Dodd-Frank, the Federal Reserve Board proposed a rule that would have applied a set of prudential standards to non-bank SIFIs, including enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. While the final rule did not apply to non-bank SIFIs, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. and its impact on us remain unclear.
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.” On September 30, 2014, the Federal Reserve Board announced that it would begin a quantitative impact study (“QIS”) to evaluate the potential effects of its revised regulatory capital framework on savings and loan holding companies and non-bank financial companies supervised by the Federal Reserve that are substantially engaged in insurance underwriting activity (insurance holding companies). The Federal Reserve Board conducted the QIS in order to enable it to design a capital framework for insurance holding companies it supervises; however, because the QIS was designed prior to the December 18, 2014 statutory change, the Federal Reserve has said the data collected has limitations and that they may seek additional data in the future. MetLife, Inc. voluntarily participated in the QIS.
Stress testing requirements have been implemented which will, once capital requirements for non-bank SIFIs are determined, require non-bank SIFIs to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. As a non-bank SIFI, MetLife, Inc.’s competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. As a non-bank SIFI, MetLife, Inc. will be required to submit a resolution plan by December 31, 2016, unless the Federal Reserve Board and FDIC require a different due date.
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

Orderly Liquidation Authority
Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as MetLife, Inc.), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more, non-bank SIFIs, and other financial companies with assets of $50 billion or more, to cover the costs of liquidating any financial company subject to the new liquidation authority.
Volcker Rule
Under the Volcker Rule, Dodd-Frank authorizes through rulemaking additional capital requirements and quantitative limits on proprietary trading and sponsoring or investing in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”), by a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). After designation as a non-bank SIFI, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits that may be set forth in final regulations applicable to non-bank SIFIs. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether MetLife, Inc., as a non-bank SIFI, and MLIC, as an affiliate of MetLife, Inc., may have to alter any of their future activities to comply.
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
The DOL proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MLIC, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the proposal, any communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability. The DOL also proposed amendments to its prohibited transaction exemptions, and proposed a new exemption that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs.

If the new DOL proposals become final, MLIC may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide. Sales to middle income investors would be unlikely to generate fees sufficient to offset the increased cost of providing advice under the rules, if adopted as proposed. Under the rules as proposed, MLIC could reduce its risk of exposure to fiduciary liability by electing not to engage in the concurrent manufacturing and distribution of certain products, including individual annuity products. Further, if the proposed rules apply to welfare benefit plans, they will disrupt settled practices in the marketing and sales of welfare benefit plan insurance products.
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

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulations, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties) entered into after June 10, 2013, and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements will be applicable to us in 2020 as the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the U.S. Commodity Futures Trading Commission (“CFTC”) adopted final margin requirements for non-centrally cleared derivatives during the fourth quarter of 2015, which are broadly consistent with the requirements published by the Bank of International Settlements and International Organization of Securities. These increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses to hold non-cash collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and CFTC (collectively, the “Commissions”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the Commissions’ interpretive regulations, products offered by our insurance companies other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients.
Securities Regulation
Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933. Certain variable contract separate accounts we sponsor are exempt from registration, but may be subject to other provisions of the federal securities laws.
Federal and state securities regulatory authorities from time to time make inquiries and conduct examinations regarding our compliance with securities laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. See “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability.”
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
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. The IAIS has published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. The FSB will continue to update the list annually. The IAIS plans to evaluate and, if necessary, update the assessment methodology every three years.
Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively. This first version applies specified factors to exposures of BCR components with an emphasis on non-traditional and non-insurance activities. G-SIIs will begin reporting BCR and HLA results to their group-wide supervisors as of June 2016 on a confidential basis to allow for refinement of the BCR and HLA until fully adopted and implemented in 2019. The FSB endorsed the first version of HLA, noting that further revision will be necessary before implementation to reflect ongoing work on the G-SII assessment methodology and the definition of non-traditional and non-insurance activity. In November 2015, the IAIS published consultations for stakeholder comment on both topics. MetLife submitted comments in January 2016. The IAIS plans to incorporate any changes to the assessment methodology in the 2016 G-SII assessment update.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. A second exposure draft is scheduled to be published for comment in June 2016. The IAIS expects to publish an interim version of the ICS by the end of 2019 for implementation by individual jurisdictions with the further goal of reaching an ultimate ICS at some later date.
The FSB and IAIS propose that national authorities consider additional requirements for G-SIIs, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias in favor of separation of non-traditional insurance and non-insurance activities from traditional insurance activities. The IAIS proposals would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. of such proposals is uncertain.
Company Ratings
Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contractholders.
Rating Stability Indicators
Rating agencies use an “outlook statement” of “positive,” “stable,” ‘‘negative’’ or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating agency from changing a rating at any time, without notice. Certain rating agencies assign rating modifiers such as “CreditWatch” or “under review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers, acquisitions, dispositions or material changes in a company’s results, in order for the rating agency to perform its analysis to fully determine the rating implications of the event.
Insurer Financial Strength Ratings
The following insurer financial strength ratings represent each rating agency’s opinion of Metropolitan Life Insurance Company and its insurance subsidiaries’ ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in securities of Metropolitan Life Insurance Company or its insurance subsidiaries. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

Our insurer financial strength ratings at the date of this filing are indicated in the following table. See “— Rating Agency Actions” below for information relating to the impact on our insurer financial strength ratings of the announcement of the proposed Separation. Additional information about financial strength ratings can be found on the respective websites of the rating agencies.

	A.M. Best	Fitch	Moody’s	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Metropolitan Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
General American Life Insurance Company	A+	AA-	Aa3	A+
	2nd of 16	4th of 19	4th of 21	5th of 22
New England Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
See “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings, or MetLife, Inc.’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies” for an in depth description of the impact of a ratings downgrade.
Rating Agency Actions
In response to the announcement by MetLife, Inc. on January 12, 2016 of its plan to pursue the Separation, the rating agencies in the table above took the following actions:

•	On January 14, 2016, A.M. Best placed the insurance financial strength ratings of Metropolitan Life Insurance Company, GALIC and NELICO under review with developing implications.

•	On January 13, 2016, Fitch placed the insurance financial strength rating for GALIC on “Rating Watch Negative.”

•	On January 13, 2016, Moody’s placed the insurance financial strength ratings of Metropolitan Life Insurance Company, GALIC and NELICO on review for downgrade.

•	On January 13, 2016, S&P downgraded the insurance financial strength rating for GALIC and revised its outlook from “stable” to “negative.”
See Note 20 of the Notes to the Consolidated Financial Statements for further details on the proposed Separation.

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
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Weakness in the energy and metals and mining sectors and concerns about the political and/or economic stability of countries in regions outside the European Union (“EU”), including China, Ukraine, Russia, Argentina, Brazil, Japan and the Middle East, as well as Puerto Rico, have contributed to global market volatility. Concerns about global economic conditions, capital markets and the solvency of certain EU member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems, have also been a cause of elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue until there is an ultimate resolution of these sovereign debt and banking system-related concerns. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” Any of these factors could have significant adverse effects on the economy and financial markets generally.
To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “— We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.” Also, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees, capital maintenance obligations and/or collateral requirements associated with our affiliated reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility, which may also increase the cost and limit the availability of the hedging instruments and other protective measures we take to mitigate such risk.
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
Difficult conditions in the global capital markets and the economy may continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. See “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” below.

Adverse Global Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital
The global capital and credit markets may be subject to periods of extreme volatility. Disruptions in capital markets could cause our liquidity and credit capacity to be limited.
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
In the event global capital market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory considerations, availability of credit to us and the financial services industry generally, our credit ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements. See “— Investments-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Securities Lending and Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending.”
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
We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period
We are exposed to significant global financial and capital markets risks, including changes in interest rates, credit spreads, equity, oil and commodity prices, real estate markets, foreign currency exchange rates, market volatility, global economic performance in general, the performance of specific obligors, including governments, included in our investment portfolio and other factors outside our control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”
Interest Rate Risk
Some of our products, principally traditional life, universal life, fixed annuities and guaranteed interest contracts, expose us to the risk that changes in interest rates will reduce our investment margin or “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support obligations under such contracts. Our spread is a key component of our net income.

In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although lowering interest crediting rates can help offset decreases in spreads on some products, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative. See “— Risks Related to Our Business — Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk.”
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
We are also affected by the monetary policies of the Federal Reserve Board and of central banks around the world. Actions resulting from these policies may have an impact on the pricing levels of risk-bearing investments, and may adversely impact the income we earn on our investments or the level of product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. We, therefore, may have to accept a lower credit spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA, which reduces net income. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds. However, this increase in interest rates would typically cause any guaranteed living benefits to decline in value.
We manage interest rate risk as part of our asset and liability management strategies, which include maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. We also use derivatives to mitigate interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. See “Quantitative and Qualitative Disclosures About Market Risk.”
Credit Spreads
Our exposure to credit spreads primarily relates to market price volatility and cash flow variability associated with changes in such spreads. Market price volatility can make it difficult to value certain of our securities if trading becomes less frequent. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks.”

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
Real Estate Risk
Our primary exposure to real estate risk relates to commercial, agricultural and residential real estate. Our exposure to these risks stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility and interest rate fluctuations. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification, and asset allocation, general economic conditions in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Obligor-Related Risks
Our investment portfolio contains investments in government bonds issued by certain EU member states, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country and Sector Investments.” A number of member states are significantly impacted by the economies of their more influential neighbors and financial troubles of one nation can lead to troubles in others. In particular, a number of large European banks hold significant amounts of sovereign and/or financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. Concerns regarding these difficulties could disrupt the functioning of the financial markets.
Our investment portfolio also contains investments, primarily in revenue bonds issued under the auspices of U.S. states and municipalities, and a limited amount of general obligation bonds of U.S. states and municipalities (collectively, “State and political subdivision securities”). Various U.S. states and municipalities have faced budget deficits and financial difficulties. The financial difficulties of such U.S. states and municipalities could have an adverse impact on our State and political subdivision securities.
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
Regulatory and Legal Risks
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
Insurance Regulation
State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, can sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. For example, like many life insurance companies, we use captive reinsurers to satisfy reserve and capital requirements related to universal life and term life insurance policies. State insurance regulators and the NAIC are investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks and a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. See “Business — Regulation — Insurance Regulation — Insurance Regulatory Examinations and Other Activities.” If additional state insurance regulators restrict the use of such captive reinsurers, or if we otherwise are unable to continue to use captive reinsurers in the future, our ability to write certain products and/or our RBC ratios and ability to deploy excess capital, could be adversely affected or we may need to increase prices on those products, which could adversely impact our competitive position and our results of operations. Such restrictions could also affect statutory reserve funding. See “— Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity.”
U.S. Federal Regulation Affecting Insurance
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the U.S., as well as to collect information about the insurance industry and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. We cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Business — Regulation — Insurance Regulation — Federal Initiatives.”
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

The DOL proposed new regulations in April 2015 that would substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MLIC, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. The DOL also proposed amendments to its prohibited transaction exemptions, and proposed a new exemption that would apply more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. If the new DOL proposals become final, MLIC may find it necessary to change sales representative and/or broker compensation and may limit the assistance or advice they can provide. See “Business — Regulation — ERISA Considerations.”
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
Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI. As a non-bank SIFI, MetLife, Inc. is subject to regulation by the Federal Reserve and to enhanced supervision and prudential standards, which could adversely affect our competitive position. Many of the regulatory requirements that will apply to MetLife, Inc. as a non-bank SIFI have not been specified. In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc. is required to hold. On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. See Note 20 of the Notes to the Consolidated Financial Statements. No assurance can be given regarding the form that the proposed Separation may take or the specific terms thereof, or that the Separation will in fact occur. Furthermore, there can be no assurance that the new company that would be created in connection with the Separation will not be designated by the FSOC as a non-bank SIFI or that any actions taken in furtherance of this plan will cause the FSOC to revoke its designation of MetLife, Inc. as a non-bank SIFI.
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
MetLife, Inc. may also be subject to additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs which will likely include leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. In addition, non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. The Federal Reserve Board also has the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, as a result of MetLife, Inc.’s designation as a non-bank SIFI, under the Volcker Rule, MetLife, Inc. could be subject to the imposition by the Federal Reserve Board of additional capital requirements and quantitative limits on certain of its trading and investment activities.

As a non-bank SIFI, MetLife, Inc. may consider structural and other business alternatives that may be available to it in response to such designation, and we cannot predict the impact that any such alternatives, if implemented, may have on us. See Note 20 of the Notes to the Consolidated Financial Statements for information on MetLife, Inc.’s announcement of its plan to pursue the Separation.
Together with other non-bank SIFIs and certain other large financial companies, MetLife, Inc. can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company. In addition, together with other non-bank SIFIs, MetLife, Inc. must pay certain assessments and other charges to offset certain costs incurred by the Federal Reserve Board in fulfilling its oversight role and in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research.
See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” for additional information regarding regulation of MetLife, Inc. as a non-bank SIFI.
Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. While the regulatory standards that would apply to G-SIIs are still being developed, they will include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS proposals would need to be implemented by legislation or regulation in each applicable jurisdiction, and the impact on MetLife, Inc. of such proposals is uncertain. See “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers.”
The Dodd-Frank Provisions Compelling the Liquidation of Certain Types of Financial Institutions Could Materially and Adversely Affect MetLife, Inc., as Such a Financial Institution and as an Investor in Other Such Financial Institutions, as well as Our Investors
Under provisions of Dodd-Frank, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations and it was determined that such default would have serious effects on financial stability in the U.S., it could be compelled to undergo liquidation with the FDIC as receiver. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were appointed as the receiver for another type of a company (including an insurance holding company such as MetLife, Inc.), liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could be treated differently than under the Bankruptcy Code and similarly-situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to financial institutions whose debt securities we hold in our investment portfolio and could adversely affect our position as a creditor and the value of our holdings.
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
Legislative and Regulatory Activity in Health Care and Other Employee Benefits Could Affect our Profitability as a Provider of Life Insurance, Annuities, and Non-Medical Health Insurance Benefit Products
The Affordable Care Act may lead to fundamental changes in the way that employers provide health care benefits and other forms of compensation to their employees and former employees. In addition to imposing obligations on MetLife as an enterprise, the Affordable Care Act also imposes requirements on us as a provider of non-medical health insurance benefits and as a purchaser of certain of these products. See “Business — Regulation — Insurance Regulation — Health Care Regulation” for information regarding such requirements, including the effect of assessments related to public healthcare exchanges. The Affordable Care Act or other related regulations or regulatory actions may adversely affect our ability to continue to offer certain non-medical health and dental insurance products in the same manner as we do today and may continue to result in increased and unpredictable costs to provide certain products thereby harming our competitive position.

In addition, we depend on employees of MetLife, Inc. affiliates to conduct our business. These employees are offered employment-related benefits and benefits are also provided to certain retirees. These benefits are provided under complex plans that are subject to a variety of regulatory requirements. The Affordable Care Act or related regulations or regulatory actions could adversely affect MetLife, Inc. affiliates’ ability to attract, retain and motivate our associates. They could also result in increased or unpredictable costs to provide employee benefits, and could harm our competitive position if we are subject to fees, penalties, tax provisions or other limitations in the Affordable Care Act and our competitors are not.
The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 also includes certain provisions for defined benefit pension plan funding relief. These provisions may impact the likelihood and/or timing of corporate plan sponsors terminating their plans and/or engaging in transactions to partially or fully transfer pension obligations to an insurance company. Consequently, this legislation could indirectly affect the mix of our business, with fewer pension risk transfers and more non-guaranteed funding products, and adversely impact our results of operations.
Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies. As a result, our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with the securities laws and regulations. A number of changes have recently been proposed or adopted to the laws and regulations that govern the conduct of our variable insurance products business and our distributors. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear. Such impact could adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs. See “Business — Regulation — ERISA Considerations” and “Business — Regulation — Securities Regulation.”
Changes in Tax Laws or Interpretations of Such Laws Could Reduce Our Earnings and Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in domestic or foreign tax laws or interpretations of such laws could increase our corporate taxes and reduce our earnings. For example, in the third quarter of 2015, the Company recorded a $792 million after-tax charge under accounting guidance for the recognition of tax uncertainties as a result of the Company’s consideration of recent decisions of the U.S. Court of Appeals for the Second Circuit upholding the disallowance of foreign tax credits claimed by other corporate entities not affiliated with the Company (in transactions different from the Company’s), based upon a changed interpretation of the proper method of determining that a transaction has economic substance. Additionally, global budget deficits make it likely that governments’ need for additional revenue will result in future tax proposals that will increase our effective tax rate. However, it remains difficult to predict the timing and effect that future tax law changes could have on our earnings both in the U.S. and in foreign jurisdictions.
Additionally, U.S. tax laws currently afford certain tax treatment to life insurance and annuity products. The Obama Administration and some members of Congress have proposed certain changes to rules applicable to certain of these products and to individual income tax rates in general. Changes in tax laws could make some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets. Federal budgets have been proposed that would change selected company tax provisions and could adversely impact product affordability and availability. Tax reform proposals have also been made in recent Congresses to modify company tax treatment similar to those in the proposed budgets. These proposals have not advanced.

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
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry.
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
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2020 as a result of the adoption by the Prudential Regulators and the CFTC of final margin requirements for non-centrally cleared derivatives. Although the final rules allow us to pledge a broad range of non-cash collateral as initial and variation margin, the Prudential Regulators, CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of previously eligible collateral or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect the liquidity of our investments and the composition of our investment portfolio. See “Business — Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements.
Gross Unrealized Losses on Fixed Maturity and Equity Securities and Defaults, Downgrades or Other Events May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income
Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have far exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS.”
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of writedowns or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our net income in a particular quarterly or annual period.

Our Valuation of Securities and Investments and the Determination of the Amount of Allowances and Impairments Taken on Our Investments Are Subjective and Include Methodologies, Estimations and Assumptions Which Are Subject to Differing Interpretations and Market Conditions and, if Changed, Could Materially Adversely Affect Our Results of Operations or Financial Condition
Fixed maturity, equity, fair value option (“FVO”) and trading securities, as well as short-term investments that are reported at estimated fair value represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” and Notes 1 and 10 of the Notes to the Consolidated Financial Statements.
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
Defaults on Our Mortgage Loans and Volatility in Performance May Adversely Affect Our Profitability
Our mortgage loans face default risk and are principally collateralized by commercial, agricultural and residential properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlooks, as well as other relevant factors. In addition, substantially all of our commercial and agricultural mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations and financial condition.
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”

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
An Inability to Access Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in MetLife, Inc.’s Credit Ratings and Our Credit and Financial Strength Ratings
We rely on the $4.0 billion unsecured credit facility maintained by MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”), a wholly-owned subsidiary of Metropolitan Life Insurance Company (the “Credit Facility”), as a potential source of liquidity. The availability of the Credit Facility could be critical to MetLife, Inc.’s credit ratings, as well as our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. The Credit Facility contains certain administrative, reporting, legal and financial covenants, including a requirement to maintain a specified minimum consolidated net worth. For more information regarding the Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” and Note 12 of the Notes to the Consolidated Financial Statements.
The right to borrow funds under the Credit Facility is subject to the fulfillment of certain important conditions, including compliance with all covenants, and the ability to borrow under the Credit Facility is also subject to the continued willingness and ability of the lenders that are parties to the Credit Facility to provide funds. Failure to comply with the covenants in the Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Credit Facility, would restrict the ability to access the Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

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
A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings, or MetLife, Inc.’s Credit Ratings, Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations
Financial strength ratings are published by various Nationally Recognized Statistical Rating Organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” for additional information regarding our financial strength ratings.
Downgrades in our financial strength ratings or changes to our rating outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

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
In addition to our financial strength ratings, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries, including us. Credit ratings indicate the NRSROs’ opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in MetLife, Inc.’s and our overall funding profile and ability to access certain types of liquidity. Downgrades in MetLife, Inc.’s credit ratings or our credit ratings or changes to MetLife, Inc.’s or our rating outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to capital markets, potentially increasing the cost of debt, and requiring us to post collateral. See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with financial strength or credit rating downgrade triggers and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” for further information on the impact of a one-notch downgrade. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies.”

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
Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses
As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. For example, for some of our group businesses under which the policies and related reinsurance are subject to periodic (typically annual) renewal, prices may increase at any renewal. Also, for most of our traditional life reinsurance agreements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity” and “— If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”
If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations, including our liquidity. See “Business — Reinsurance Activity.”
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivatives.” If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. This risk is more pronounced in light of the stresses suffered by financial institutions over the past few years. Such failure could have a material adverse effect on our financial condition and results of operations.
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
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such increases could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business — Policyholder Liabilities.”

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
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century; however, the likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets. In addition, a pandemic that affected MetLife employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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

Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life subject to the NAIC Model Regulation Valuation of Life Insurance Policies (commonly referred to as XXX), and ULSG subject to NAIC Actuarial Guideline 38 (commonly referred to as AXXX), as well as MLIC’s closed block. While we have financing facilities in place for certain previously written business, certain of these facilities are subject to cost increases upon the occurrence of specified ratings downgrades of MetLife or are subject to periodic re-pricing. Any resulting cost increases could negatively impact our financial results.
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. Currently, state insurance regulators and the NAIC are investigating the use of captive reinsurers and offshore entities to reinsure insurance risks. See “— Regulatory and Legal Risks — Our Insurance Businesses are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.” Insurance regulators in a few states, including New York and California, have imposed a moratorium on new reinsurance transactions between life insurers domiciled in those states and captive reinsurers. If additional state insurance regulators determine to restrict the use of captive reinsurers for purposes of funding reserve requirements or capacity in the capital markets otherwise becomes unavailable for a prolonged period of time, thereby hindering our ability to obtain funding for these new structures, our ability to write additional business in a cost effective manner may be impacted.
Competitive Factors May Adversely Affect Our Market Share and Profitability
We believe competition amongst insurance companies is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. Additionally, many of our group insurance products are underwritten annually. There is a risk that group purchasers may be able to obtain more favorable terms from competitors than they could renewing coverage with us. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future.
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
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry more than others. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Business — Regulation,” “— Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” and “— Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability.”
If Our Business Does Not Perform Well, We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against the Deferred Income Tax Asset, Which Could Adversely Affect Our Results of Operations or Financial Condition
We perform our goodwill impairment testing using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment or a business one level below the operating segment under certain circumstances.
The estimated fair value of the reporting unit is impacted by the performance of the business, which may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such writedowns could have an adverse effect on our results of operations or financial position. See Notes 1 and 11 of the Notes to the Consolidated Financial Statements.

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
If Our Business Does Not Perform Well or if Actual Experience Versus Estimates Used in Valuing and Amortizing DAC, Deferred Sales Inducements (“DSI”) and VOBA Vary Significantly, We May Be Required to Accelerate the Amortization and/or Impair the DAC, DSI and VOBA Which Could Adversely Affect Our Results of Operations or Financial Condition
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as DAC. Bonus amounts credited to certain policyholders, either immediately upon receiving a deposit or as excess interest credits for a period of time, are deferred and referred to as DSI. VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. DAC, DSI and VOBA related to fixed and variable universal life and deferred annuity contracts are amortized in proportion to actual and expected future gross profits and for most participating contracts in proportion to actual and expected future gross margins. The amount of future gross profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of DAC for the aforementioned contracts.
If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC, DSI and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “— Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary From Period to Period” for a discussion of how significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and Note 1 of the Notes to the Consolidated Financial Statements for further consideration of DAC and VOBA.
Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
Certain of our variable annuity products include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits (“GMIBs”). These guarantees are designed to protect policyholders against significant downturns in equity markets and interest rates. Any such periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. An increase in these liabilities would result in a decrease in our net income.
Recently, we have been diversifying the concentration of income benefits in the portfolio of the Company’s Retail Annuities business by focusing on guaranteed minimum withdrawal benefits, variable annuities without living benefits and index-linked annuities. To this end, the GMIBs will not be available for new purchases after February 19, 2016.

We also use hedging and other risk management strategies to mitigate the liability exposure and the volatility of net income associated with these liabilities. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers, derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— If the Counterparties to Our Reinsurance or Indemnification Arrangements or to the Derivatives We Use to Hedge Our Business Risks Default or Fail to Perform, We May Be Exposed to Risks We Had Sought to Mitigate, Which Could Materially Adversely Affect Our Financial Condition and Results of Operations.”
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
Risks Related to Acquisitions, Dispositions or Other Structural Changes
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
MetLife, Inc. and its subsidiaries, including us, have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. See Note 20 of the Notes to the Consolidated Financial Statements for information regarding MetLife, Inc.’s announcement of its plan to pursue the Separation and its entry into a purchase agreement with MassMutual pursuant to which MassMutual will acquire the MetLife Premier Client Group. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from activities relating to an initial public offering, spin-off, joint venture or legal entity reorganization, including in connection with the proposed Separation.
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
Risks Relating to Acquisitions
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
Risks Relating to Dispositions
MetLife, Inc. and its subsidiaries, including us, may separate a business through an outright sale, or by alternate means such as a public offering of shares in an independent, publicly traded company or a spin-off, which would also result in a separate, possibly independent and publicly traded, company. See Note 20 of the Notes to the Consolidated Financial Statements for information on MetLife, Inc.’s announcement of its plan to pursue the proposed Separation and its entry into a purchase agreement with MassMutual pursuant to which MassMutual will acquire the MetLife Premier Client Group. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. No assurance can be given regarding the form that the proposed Separation may take or the specific terms thereof, or that the Separation will in fact occur. The purchase agreement with MassMutual is also subject to certain closing conditions, including regulatory approval.
Unanticipated developments could delay, prevent or otherwise adversely affect our ability to effect any disposition transaction. Factors which could affect our ability to consummate such transactions include difficulties in finding buyers and delays or other problems with obtaining required regulatory, tax and other approvals, as well as adverse conditions in the capital and credit markets.

When we dispose of subsidiaries or operations, we may remain liable to the acquiror or to third parties for certain losses or costs arising from the divested business or on other bases. We may also incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Any such separation will also decrease the diversification of our sources of revenue. Furthermore, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such restructuring could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to the proposed Separation, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks.
Risks Relating to Joint Ventures
We may enter into joint ventures with other companies, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for capital, product distribution, local market knowledge or other resources.
A joint venture may require an investment of considerable management, financial and operational resources to establish sufficient infrastructure such as underwriting, actuarial, risk management, compliance or other processes. If we are unable to effectively cooperate with joint venture counterparties, or any joint venture counterparty fails to meets its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to exercise management control or influence over these joint venture operations and our ability to achieve our objectives and our results of operations may be negatively impacted.
Risks Relating to Legal Entity Reorganizations
In addition, we may reorganize or consolidate the legal entities through which we conduct business. For example, in November 2014, the Mergers were completed. See “Business — Overview.” The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those outlined above that are present in the case of an acquisition, including additional costs and expenses, information technology-related delays and problems, loss of key personnel and distraction of management. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations, the composition of certain of our investment portfolios, and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
Operational Risks
MetLife’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business
MetLife’s enterprise risk management is designed to mitigate material risks and loss to MetLife. MetLife develops and periodically updates risk management policies and procedures for itself and its subsidiaries, including us, to reflect ongoing review of risks and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of MetLife’s methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by MetLife’s business are based on assumptions and projections. These models may not operate properly or input and assumptions may be inaccurate. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to MetLife. This information may not always be accurate, complete, up-to-date or properly evaluated. In addition, more extensive and perhaps different risk management policies and procedures might have to be implemented under pending regulations. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI,” “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” and “Quantitative and Qualitative Disclosures About Market Risk.”

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
The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in MetLife’s Disaster Recovery Systems and Management Continuity Planning, Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
Our business is highly dependent upon the effective operation of MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on our computer systems and we rely on sophisticated technologies to maintain the security of that information. MetLife’s computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. While, to date, MetLife has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
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
The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third parties that provide operational or information technology services to us to confirm compliance with MetLife enterprise information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While MetLife maintains cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $210 million.

MetLife Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business
As an insurance enterprise, we are in the business of accepting certain risks. The MetLife associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. MetLife endeavors, in the design and implementation of compensation programs and practices, to avoid giving associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of these compensation programs and practices. Similarly, although MetLife employs controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If MetLife associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease 420,000 rentable square feet in an office building in Manhattan, New York. The term of that lease commenced in February 2008 and continues until April 2029. In August 2009, we subleased 32,000 rentable square feet of that space to a subtenant, which has met our standards of review with respect to creditworthiness. We also lease 495,000 rentable square feet at 200 Park Avenue, New York (the “MetLife Building”). The term of this lease commenced in December 2015 and continues until September 2027. We also lease additional space at the MetLife Building, which includes MetLife, Inc.’s boardroom. Each of these spaces under lease is occupied by all of our segments, as well as Corporate & Other. The Company plans to consolidate its existing New York City offices to the MetLife Building, in phases, beginning in December 2016.
We lease 425,000 rentable square feet in Charlotte, North Carolina, which is predominantly occupied by the Retail segment, as well as Corporate & Other. The term of that lease commenced in April 2013 and continues until September 2026. We leased an additional 30,000 rentable square feet in Charlotte, North Carolina, the term of which commenced in May 2014 and expired on December 31, 2015. We lease 435,000 rentable square feet in two buildings in Cary, North Carolina, which are occupied by Global Technology & Operations, which supports all of our segments, as well as Corporate & Other. The leases for the two buildings commenced in February 2015 and April 2015, and will both continue until April 2030.
In December 2015, we entered into a sale-leaseback of five properties located in the U.S. with an unrelated third party. We own nine buildings in the U.S. that we use in the operation of our business. These buildings contain 2 million rentable square feet and are located in the following states: Florida, Illinois, Missouri, New York, Oklahoma and Pennsylvania. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. In addition to the aforementioned leases in New York and North Carolina, we lease space in 300 other locations throughout the U.S. Including our Long Island City, New York, facility and the lease-backs, these leased facilities consist of 6.5 million rentable square feet. Of these leases, 240 are occupied as sales offices while the balance of the space is utilized for corporate functions supporting business activities. We believe that these properties are suitable and adequate for our current and anticipated business operations.
MetLife arranges for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, MetLife has arranged $500 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2016, its renewal date.
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
During the years ended December 31, 2015 and 2014, Metropolitan Life Insurance Company paid cash dividends of $1.5 billion and $708 million, respectively, to MetLife, Inc. Also, during the year ended December 31, 2014, Metropolitan Life Insurance Company distributed shares of an affiliate to MetLife, Inc. as an in-kind dividend of $113 million, as calculated on a statutory basis. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of restrictions on Metropolitan Life Insurance Company’s ability to pay dividends. The maximum amount of dividends which Metropolitan Life Insurance Company may pay in 2016, without prior regulatory approval, is $3.8 billion.
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
Overview
The Company is a provider of life insurance, annuities, employee benefits and asset management and is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information” for information on MetLife, Inc.’s announcement of its plan to pursue the Separation. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Other Key Information
On February 28, 2016, MetLife, Inc. entered into a purchase agreement with MassMutual pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force, the MetLife Premier Client Group, together with its affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc., and certain related assets. As part of the transaction, MetLife, Inc. and MassMutual have also agreed to enter into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. The transaction is subject to certain closing conditions, including regulatory approval.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the SEC filing and review process, as well as market conditions. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. MetLife expects that the life insurance closed block and the life and annuity business sold through Metropolitan Life Insurance Company will not be a part of the Separation. Metropolitan Life Insurance Company would no longer write new retail life and annuity business post-Separation.

In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income. Consequently, prior period results for the year ended December 31, 2014 were impacted as follows:

•	Retail’s operating earnings increased by $145 million, net of $49 million of income tax benefit;

•	Group, Voluntary & Worksite Benefits’ operating earnings decreased by $19 million, net of $13 million of income tax benefit;

•	Corporate Benefit Funding’s operating earnings decreased by $60 million, net of $41 million of income tax benefit; and

•	Corporate & Other’s operating earnings decreased by $66 million, net of $103 million of income tax expense.
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
VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $50 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.25%.

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
Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 9 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.

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
We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. We determine the discount rates used to value the pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant effect on the Company’s consolidated financial statements and liquidity.

See Note 15 of the Notes to the Consolidated Financial Statements for additional discussion of assumptions used in measuring liabilities relating to our employee benefit plans.
Income Taxes
We provide for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Our accounting for income taxes represents our best estimate of various events and transactions. Tax laws are often complex and may be subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.
In establishing a liability for unrecognized tax benefits, assumptions may be made in determining whether, and to what extent, a tax position may be sustained. Once established, unrecognized tax benefits are adjusted when there is more information available or when events occur requiring a change.
Valuation allowances are established against deferred tax assets when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of such valuation allowances.
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
See Notes 1 and 16 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.
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
Dispositions
See Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
Consolidated Results
Business Overview. Overall sales declined from 2014 levels; however, sales experience was positive across various products within our businesses for the year ended December 31, 2015 as compared to 2014. The introduction of new variable annuity products in late 2014 and early 2015, as well as pricing actions and our continued focus on our enhanced underwriting programs, all contributed to higher sales in our Retail segment. For our Group, Voluntary & Worksite Benefits segment, 2015 sales were slightly lower, as improved sales of voluntary products were more than offset by lower sales of our core group products as a result of increased competition. Despite the decline in funding ratios for defined benefit pension plans of S&P 500 companies, we experienced an increase in sales of pension risk transfers. However, more competitive pricing in the market drove a decrease in structured settlement annuity sales.

	Years Ended December 31,
	2015	2014
	(In millions)
Revenues
Premiums	$21,934	$21,384
Universal life and investment-type product policy fees	2,584	2,466
Net investment income	11,577	11,893
Other revenues	1,536	1,808
Net investment gains (losses)	259	143
Net derivative gains (losses)	881	1,037
Total revenues	38,771	38,731
Expenses
Policyholder benefits and claims and policyholder dividends	25,791	25,095
Interest credited to policyholder account balances	2,183	2,174
Capitalization of DAC	(482)	(424)
Amortization of DAC and VOBA	742	695
Interest expense on debt	122	151
Other expenses	5,876	5,649
Total expenses	34,232	33,340
Income (loss) from continuing operations before provision for income tax	4,539	5,391
Provision for income tax expense (benefit)	1,782	1,532
Income (loss) from continuing operations, net of income tax	2,757	3,859
Income (loss) from discontinued operations, net of income tax	—	(3)
Net income (loss)	2,757	3,856
Less: Net income (loss) attributable to noncontrolling interests	—	(5)
Net income (loss) attributable to Metropolitan Life Insurance Company	$2,757	$3,861
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
During the year ended December 31, 2015, income (loss) from continuing operations, before provision for income tax, decreased $852 million ($1.1 billion, net of income tax) from 2014 primarily driven by a $557 million one-time tax charge and a $362 million ($235 million, net of income tax) one-time charge for interest on uncertain tax positions that were recorded under accounting guidance for the recognition of tax uncertainties related to the U.S. tax treatment of taxes paid by a wholly-owned United Kingdom (“U.K.”) investment subsidiary of Metropolitan Life Insurance Company.

Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities. We also use derivatives as an integral part of our management of the investment portfolio to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels.
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

	Years Ended December 31,
	2015	2014
	(In millions)
Non-VA program derivatives
Interest rate	$174	$730
Foreign currency exchange rate	300	316
Credit	28	68
Non-VA embedded derivatives	487	(498)
Total non-VA program derivatives	989	616
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	136	(53)
Nonperformance risk adjustment	29	14
Other risks	(280)	(130)
Total	(115)	(169)
Embedded derivatives-ceded reinsurance:
Market and other risks	50	506
Nonperformance risk adjustment	(4)	(9)
Total	46	497
Freestanding derivatives hedging direct and assumed embedded derivatives	(39)	93
Total VA program derivatives	(108)	421
Net derivative gains (losses)	$881	$1,037
The favorable change in net derivative gains (losses) on non-VA program derivatives was $373 million ($242 million, net of income tax). This was primarily due to a change in the value of underlying assets and the recapture of a certain reinsurance agreement from an affiliate which favorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. This favorable change was partially offset by the unfavorable impact of mid- to long-term interest rates decreasing less in 2015 than in 2014, unfavorably impacting receive-fixed interest rate swaptions and interest rate swaps. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $529 million ($344 million, net of income tax). This was due to an unfavorable change of $549 million ($357 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by a favorable change of $20 million ($13 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing unfavorable change of $549 million ($357 million, net of income tax) was primarily driven by changes in market factors, as well as by the recapture of certain variable annuities previously reinsured to an affiliate.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased less in 2015 than in 2014, contributing to a favorable change in our direct and assumed embedded derivatives and an unfavorable change in our ceded reinsurance assets, embedded derivatives and freestanding derivatives. For example, the 30-year U.S. swap rate decreased by 3% in 2015 and 31% in 2014.

•
Key equity index levels decreased in 2015 and increased in 2014, contributing to an unfavorable change in our direct and assumed embedded derivatives and a favorable change in our ceded reinsurance assets and freestanding derivatives. For example, the S&P 500 Index decreased by 1% in 2015 and increased by 11% in 2014.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $15 million ($10 million, net of income tax) was primarily due to a favorable change of $7 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $8 million, before income tax, related to changes in our own credit spread. The favorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $5 million ($3 million, net of income tax) was due to a favorable change of $10 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by an unfavorable change of $5 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $116 million ($75 million, net of income tax) primarily reflects higher net gains on sales of real estate and real estate joint ventures. This favorable change was partially offset by higher impairments and net losses on sales and disposals of fixed maturity and equity securities.
Actuarial Assumption Review. Results for 2015 include a $163 million ($106 million, net of income tax), net of reinsurance, charge associated with our annual assumption review related to reserves and DAC, of which a $2 million loss ($1 million, net of income tax) was recognized in net derivative gains (losses). Of the $163 million charge, $60 million ($39 million, net of income tax) was related to reserves and $103 million ($67 million, net of income tax) was associated with DAC.
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

Results for 2014 include a $172 million ($112 million, net of income tax) benefit, net of reinsurance, associated with our annual assumption review related to reserves and DAC, of which $57 million ($37 million, net of income tax) was recognized in net derivative gains (losses). Of the $172 million benefit, $130 million ($85 million, net of income tax) was associated with DAC and $42 million ($27 million, net of income tax) was related to reserves.
Taxes. Income tax expense for the year ended December 31, 2015 was $1.8 billion, or 39% of income (loss) from continuing operations before provision for income tax, compared with $1.5 billion, or 28% of income (loss) from continuing operations before provision for income tax, for the year ended December 31, 2014. The Company’s 2015 effective tax rate differs from the U.S. statutory rate of 35% primarily due to the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. In addition, the 2015 and 2014 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings decreased $1.1 billion, net of income tax, to $2.4 billion, net of income tax, for the year ended December 31, 2015 from $3.5 billion, net of income tax, for the year ended December 31, 2014.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings
Year Ended December 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,007	$812	$1,272	$(334)	$2,757
Less: Net investment gains (losses)	(27)	(28)	282	32	259
Less: Net derivative gains (losses)	214	176	(10)	501	881
Less: Other adjustments to continuing operations (1)	(324)	(170)	(37)	(8)	(539)
Less: Provision for income tax (expense) benefit	48	8	(82)	(183)	(209)
Operating earnings	$1,096	$826	$1,119	$(676)	$2,365
Year Ended December 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,681	$930	$1,398	$(150)	$3,859
Less: Net investment gains (losses)	—	(41)	199	(15)	143
Less: Net derivative gains (losses)	683	528	171	(345)	1,037
Less: Other adjustments to continuing operations (1)	(406)	(167)	(11)	(1)	(585)
Less: Provision for income tax (expense) benefit	(96)	(112)	(126)	124	(210)
Operating earnings	$1,500	$722	$1,165	$87	$3,474
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Year Ended December 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$11,140	$17,684	$8,613	$1,334	$38,771
Less: Net investment gains (losses)	(27)	(28)	282	32	259
Less: Net derivative gains (losses)	214	176	(10)	501	881
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(130)	(169)	(52)	(5)	(356)
Total operating revenues	$11,083	$17,705	$8,393	$806	$37,987
Total expenses	$9,702	$16,391	$6,664	$1,475	$34,232
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	117	—	—	—	117
Less: Other adjustments to expenses (1)	77	—	(14)	3	66
Total operating expenses	$9,508	$16,391	$6,678	$1,472	$34,049
Year Ended December 31, 2014

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$11,903	$17,617	$8,422	$789	$38,731
Less: Net investment gains (losses)	—	(41)	199	(15)	143
Less: Net derivative gains (losses)	683	528	171	(345)	1,037
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(15)	—	—	—	(15)
Less: Other adjustments to revenues (1)	(232)	(167)	3	(7)	(403)
Total operating revenues	$11,467	$17,297	$8,049	$1,156	$37,969
Total expenses	$9,441	$16,158	$6,280	$1,461	$33,340
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	98	—	—	—	98
Less: Other adjustments to expenses (1)	60	—	14	(5)	69
Total operating expenses	$9,283	$16,158	$6,266	$1,466	$33,173
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Years Ended December 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$21,934	$21,384
Universal life and investment-type product policy fees	2,484	2,412
Net investment income	12,033	12,365
Other revenues	1,536	1,808
Total operating revenues	37,987	37,969
Operating expenses
Policyholder benefits and claims and policyholder dividends	25,727	25,050
Interest credited to policyholder account balances	2,179	2,163
Capitalization of DAC	(482)	(424)
Amortization of DAC and VOBA	630	579
Interest expense on debt	122	150
Other expenses	5,873	5,655
Total operating expenses	34,049	33,173
Provision for income tax expense (benefit)	1,573	1,322
Operating earnings	$2,365	$3,474
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were: (i) a tax charge and a related charge for interest on uncertain tax positions in 2015, (ii) lower investment yields, (iii) an adjustment to better align the allocation of acquisition expenses with affiliates’ sales revenue that decreased 2014 expenses, (iv) an unfavorable impact from our annual review of actuarial assumptions and (v) the prior period favorable reserve adjustment related to disability premium waivers in our life business, partially offset by (vi) higher net investment income from portfolio growth. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Business Growth. We benefited from higher sales and business growth across many of our products. An increase in our investment portfolio from deposits and funding agreement issuances in our Corporate Benefit Funding segment and growth in premiums in our Group, Voluntary & Worksite Benefits segment generated higher net investment income. This was partially offset by the related increase in interest credited expense. Higher costs associated with our variable annuity GMDBs drove lower operating earnings. Operating earnings also decreased in 2015 as a result of the disposition of our former broker-dealer subsidiary, NES, in the fourth quarter of 2014. In our Retail segment, negative net flows from the direct deferred variable annuity business decreased average separate account balances and, consequently, lower asset-based fee income. However, this was offset by higher asset-based fee income in our deferred annuities business as a result of the recapture of a ceded variable annuity reinsurance agreement from an affiliate. The changes in business growth discussed above resulted in a $15 million increase in operating earnings.
Market Factors. Investment yields were negatively impacted by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans, as well as by lower returns on other limited partnership interests and our securities lending program. These decreases were partially offset by higher income on currency derivatives and higher returns on real estate and real estate joint ventures. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. In our Retail segment, an increase in asset-based fee income resulted in an increase in operating earnings. The changes in market factors discussed above resulted in a $298 million decrease in operating earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable mortality experience in our Retail and Corporate Benefit Funding segments, as well as less favorable morbidity experience in our Group, Voluntary & Worksite Benefits segment were almost entirely offset by favorable mortality experience in our Group, Voluntary & Worksite Benefits segment, which resulted in a slight decrease in operating earnings. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both 2015 and 2014, resulted in a net operating earnings decrease of $73 million and were primarily related to unfavorable DAC unlockings in our Retail segment. Refinements to DAC and certain insurance-related liabilities that were recorded in both 2015 and 2014 resulted in a net decrease of $52 million in operating earnings. The 2014 refinements include favorable reserve adjustments related to disability premium waivers and a charge related to delayed settlement interest on unclaimed funds held by state governments, all in our retail life business.
Expenses. In 2015, other expenses include the aforementioned $235 million charge for interest on uncertain tax positions. In addition, an adjustment that decreased 2014 expenses by $140 million to better align the allocation of acquisition expenses with affiliates’ sales revenue resulted in a decrease in operating earnings in 2015. These were partially offset by a $182 million decrease in expenses, which was primarily the result of a $117 million accrual in 2014 to increase the litigation reserve related to asbestos and lower costs associated with corporate initiatives and projects.
Taxes. The Company’s 2015 effective tax rate differs from the U.S. statutory rate of 35% primarily due to the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties, partially offset by tax benefits of $5 million as compared to 2014, primarily as a result of the higher utilization of tax preferenced investments. In addition, the Company’s 2015 and 2014 effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing.
Segment Results and Corporate & Other
Retail
Business Overview. Life sales increased 17% driven by increases in our term life products (due to pricing actions), universal life products (due to new products introduced in 2014 and 2015) and whole life products (due to a continued focus on our enhanced underwriting programs). Retail annuity sales increased 10% as a result of new variable annuity products introduced in late 2014 and early 2015. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to market performance along with the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales.

	Years Ended December 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$4,115	$4,081
Universal life and investment-type product policy fees	1,543	1,505
Net investment income	5,269	5,451
Other revenues	156	430
Total operating revenues	11,083	11,467
Operating expenses
Policyholder benefits and claims and policyholder dividends	6,547	6,379
Interest credited to policyholder account balances	955	988
Capitalization of DAC	(449)	(376)
Amortization of DAC and VOBA	579	536
Interest expense on debt	3	6
Other expenses	1,873	1,750
Total operating expenses	9,508	9,283
Provision for income tax expense (benefit)	479	684
Operating earnings	$1,096	$1,500

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. In our direct deferred variable annuity business, negative net flows decreased average separate account balances and, consequently, lower asset-based fee income, partially offset by lower interest credited expense. In our deferred annuities business, asset-based fee income increased as a result of the recapture of a ceded variable annuity reinsurance agreement from an affiliate, partially offset by higher costs associated with our variable annuity GMDBs. In our life businesses, higher interest credited expense decreased operating earnings, but was offset by an increase in income from a larger invested asset base due to a higher amount of allocated equity as compared to 2014. Operating earnings decreased in 2015 as a result of the disposition of our former broker-dealer subsidiary, NES, in the fourth quarter of 2014. The items discussed above resulted in a $41 million decrease in operating earnings.
Market Factors. A $38 million decrease in operating earnings was attributable to market factors, including equity markets and interest rates. While separate account fund returns were down slightly on a full year basis, the positive returns in the first half of the year drove an increase in our average separate account balances which resulted in an increase in asset-based fee income. Lower returns on other limited partnership interests and on interest rate derivatives also decreased operating earnings. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. This reduction in current period income from lower yields was partially offset by a decrease in DAC amortization.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Less favorable mortality experience in our life business resulted in a $28 million decrease in operating earnings. Favorable morbidity experience in our individual disability income business resulted in a $5 million increase in operating earnings. On an annual basis, we review and update our long-term assumptions used in our calculations of certain insurance-related liabilities and DAC. These annual updates, which occurred in both 2015 and 2014, resulted in a net operating earnings decrease of $73 million and were primarily related to unfavorable DAC unlockings in the life businesses. Refinements to DAC and certain insurance-related liabilities that were recorded in both 2015 and 2014 resulted in a $48 million net decrease in operating earnings. The 2014 refinements include favorable reserve adjustments related to disability premium waivers and a charge related to delayed settlement interest on unclaimed funds held by state governments, all in our life business.
Expenses and Taxes. An adjustment that decreased 2014 expenses by $140 million to better align the allocation of acquisition expenses with affiliates’ sales revenue resulted in a decrease in operating earnings in 2015. In addition, an increase in expenses, mainly due to higher employee-related costs, resulted in a $26 million decrease in operating earnings. In 2015, we realized lower tax benefits of $8 million primarily related to the separate account dividends received deduction.

Group, Voluntary & Worksite Benefits
Business Overview. Premiums increased for most of our businesses as a result of gradual growth in the U.S. economy, a decrease in the U.S. unemployment rate and low inflation. Our term life, dental, disability and voluntary benefits businesses generated premium growth due to sales and rate actions. In addition, we had strong persistency levels. The dental business also benefited from pricing actions on existing business. Our 2015 sales were slightly lower, as improved sales of voluntary products were more than offset by lower sales of our core group products as a result of increased competition. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment.

	Years Ended December 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$14,699	$14,381
Universal life and investment-type product policy fees	740	716
Net investment income	1,825	1,785
Other revenues	441	415
Total operating revenues	17,705	17,297
Operating expenses
Policyholder benefits and claims and policyholder dividends	13,974	13,823
Interest credited to policyholder account balances	151	155
Capitalization of DAC	(12)	(17)
Amortization of DAC and VOBA	32	26
Interest expense on debt	—	2
Other expenses	2,246	2,169
Total operating expenses	16,391	16,158
Provision for income tax expense (benefit)	488	417
Operating earnings	$826	$722
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $75 million increase in operating earnings was attributable to business growth. Growth in premiums, as well as increases in allocated equity, resulted in higher average invested assets, improving operating earnings. Consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts and policyholder account balances increased. An increase in the annual assessment of the PPACA fee increased other expenses in 2015; however, the impact of the assessment was significantly offset by a related increase in premiums from our dental business. The remaining increase in other operating expenses, mainly the result of growth across the segment, partially offset by lower post-retirement benefit costs, was more than offset by the remaining increase in premiums, fees and other revenues.
Market Factors. The sustained low interest rate environment drove lower investment yields on our fixed maturity securities and mortgage loans. In addition, yields were negatively impacted by a reduction in the size of our securities lending program, as well as lower returns on other limited partnership interests. This was partially offset by higher returns on alternative investments and currency derivatives. Unlike in the Retail and Corporate Benefit Funding segments, in the Group, Voluntary & Worksite Benefits segment, a change in investment yield does not necessarily drive a corresponding change in the rates credited on certain insurance liabilities. The decrease in investment yields was partially offset by the impact of lower crediting rates in 2015, which resulted in a net decrease in operating earnings of $15 million.

Underwriting and Other Insurance Adjustments. Our life and AD&D businesses experienced favorable mortality in 2015, mainly due to favorable claims experience, which resulted in a $45 million increase in operating earnings. Less favorable reserve development in our dental business was partially offset by favorable morbidity experience in our long-term care and disability businesses, and resulted in a $14 million decrease in operating earnings. The favorable claims experience in our long-term care business was due to higher net closures and the impact of lapses on certain insurance liabilities. In our disability business, the favorable claims experience was primarily driven by fewer approvals, a reduction in the average size of claims and higher net closures. Refinements to certain insurance and other liabilities, which were recorded in both 2015 and 2014, resulted in a $23 million increase in operating earnings.
Corporate Benefit Funding
Business Overview. Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2015, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Despite the decline in funding ratios for defined benefit pension plans of S&P 500 companies, higher pension risk transfers resulted in an increase in premiums. In addition, more competitive pricing in the market drove a decrease in structured settlement annuity sales. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits and claims.

	Years Ended December 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$3,004	$2,794
Universal life and investment-type product policy fees	201	191
Net investment income	4,901	4,777
Other revenues	287	287
Total operating revenues	8,393	8,049
Operating expenses
Policyholder benefits and claims and policyholder dividends	5,126	4,771
Interest credited to policyholder account balances	1,073	1,020
Capitalization of DAC	(19)	(30)
Amortization of DAC and VOBA	20	17
Interest expense on debt	4	10
Other expenses	474	478
Total operating expenses	6,678	6,266
Provision for income tax expense (benefit)	596	618
Operating earnings	$1,119	$1,165
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of 2015 deposits and funding agreement issuances resulted in higher invested assets, which drove an increase in net investment income, partially offset by the related increase in interest credited expense, and resulted in an $85 million increase in operating earnings. Net funding agreement issuances were higher in 2014 to take advantage of favorable market conditions in advance of scheduled contract maturities.

Market Factors. The sustained low interest rate environment impacted our investment yields, as well as our interest credited rates. Lower interest rates drove lower investment yields on fixed maturity securities and mortgage loans, as well as from our securities lending program. In addition, weaker equity markets in 2015 resulted in lower returns on other limited partnership interests. These unfavorable changes were partially offset by higher income on interest rate and currency derivatives, alternative investments, real estate and real estate joint ventures, as well as the favorable impact of a conversion of the securities accounting system. Many of our funding agreement and guaranteed interest contract liabilities have interest credited rates that are contractually tied to external indices and, as a result, we set lower interest credited rates on new business, as well as on existing business with terms that can fluctuate. The impact of lower investment returns, partially offset by lower interest credited expense, resulted in a decrease in operating earnings of $93 million.
Underwriting and Other Insurance Adjustments. Less favorable mortality in our pension risk transfer and structured settlement businesses was partially offset by more favorable mortality from our income annuity and specialized life insurance products, and resulted in an $11 million decrease in operating earnings. The net impact of insurance liability refinements that were recorded in both 2015 and 2014 decreased operating earnings by $27 million.
Expenses. Lower non-deferrable commissions driven by a decrease in structured settlement annuity sales, were mostly offset by slightly higher employee-related costs and annual premium tax adjustments in 2015 and resulted in a slight increase in operating earnings.
Corporate & Other

	Years Ended December 31,
	2015	2014
	(In millions)
Operating revenues
Premiums	$116	$128
Net investment income	38	352
Other revenues	652	676
Total operating revenues	806	1,156
Operating expenses
Policyholder benefits and claims and policyholder dividends	80	77
Capitalization of DAC	(2)	(1)
Amortization of DAC and VOBA	(1)	—
Interest expense on debt	115	132
Other expenses	1,280	1,258
Total operating expenses	1,472	1,466
Provision for income tax expense (benefit)	10	(397)
Operating earnings	$(676)	$87
The table below presents operating earnings by source, net of income tax:

	Years Ended December 31,
	2015	2014
	(In millions)
Net investment income	$25	$229
Interest expense on debt	(75)	(86)
Acquisition costs	—	(3)
Corporate initiatives and projects	(73)	(124)
Incremental tax benefit (expense)	(243)	289
Other	(310)	(218)
Operating earnings	$(676)	$87
Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Unless otherwise stated, all amounts discussed below are net of income tax.

Net Investment Income. A $204 million decrease in net investment income was driven by an increase in the amount credited to the segments due to growth in the economic capital managed by Corporate & Other on their behalf. This decrease was also impacted by the sustained low interest rate environment, which drove lower investment yields on fixed maturity securities and mortgage loans, as well as lower returns on alternative investments. This was partially offset by improved returns on real estate investments.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $51 million, primarily due to lower relocation costs, severance and consulting expenses associated with certain enterprise-wide initiatives.
Incremental Tax Benefit (Expense). Corporate & Other benefits from the impact of certain permanent tax differences, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. Our 2015 results include the aforementioned tax charge of $557 million which was recorded under accounting guidance for the recognition of tax uncertainties. In addition, in 2015 we had higher utilization of tax preferenced investments and other tax benefits, which improved operating earnings by $25 million over 2014.
Other. The financial results of Corporate & Other include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses. Our 2015 results include the aforementioned charge of $235 million for interest on uncertain tax positions also recorded under accounting guidance for the recognition of tax uncertainties, as well as higher direct business costs of $9 million and a $7 million charge associated with company use real estate. These increases in expenses were partially offset by lower reinsurance costs of $26 million and a $21 million one-time tax refund received for a favorable outcome on prior year tax audits. Our results for 2014 include a $117 million accrual to increase the litigation reserve related to asbestos.
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

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based nonqualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher OTTI. Credit spread tightening will reduce net investment income associated with purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

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
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, weakness in the energy and metals and mining sectors and political and/or economic instability of countries and regions outside the EU, including China, Ukraine, Russia, Argentina, Brazil, Japan, the Middle East and Puerto Rico, as well as Portugal, Ireland, Italy, Greece and Spain (“Europe’s perimeter region”) and Cyprus, have contributed to global market volatility. As an insurance company with significant operations in the U.S., we are affected by the monetary policy of the Federal Reserve Board in the United States. In December 2015, the Federal Reserve Board’s Federal Open Market Committee increased the federal funds rate for the first time in 10 years and has held it steady since then. The Federal Reserve may take further actions to influence interest rates in the future, which may affect interest rates and risk markets in the U.S. and other developed and emerging economies, have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio. See “— Selected Country and Sector Investments.”
European Region Investments
We maintain general account investments in certain EU member states and other countries in the region that are not members of the EU (collectively, the “European Region”) for diversification. We have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., France, the Netherlands, Germany, and Norway. Our total European Region general account exposure to fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock were $17.5 billion, or 6% of total cash and invested assets at December 31, 2015. Our exposure to European Region sovereign debt was $711 million, at estimated fair value, at December 31, 2015. The European Region corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $12.9 billion, or 77% of European Region total corporate securities, at estimated fair value, at December 31, 2015. Of these European Region sovereign fixed maturity and corporate securities, 88% were investment grade and, for the 12% that were below investment grade, the majority were non-financial services corporate securities at December 31, 2015. European Region financial services corporate securities, at estimated fair value, were $3.9 billion (including $2.1 billion within the banking sector) with 93% invested in investment grade rated corporate securities, at December 31, 2015.
Selected Country and Sector Investments
In recent years, elevated levels of market volatility have affected the performance of various asset classes. Contributing factors include concerns about global economic conditions and capital markets; lower oil prices impacting the energy sector; lower commodity prices impacting the metals and mining sector; country specific volatility due to local economic and/or political concerns, including concerns over the solvency of the EU member states included in Europe’s perimeter region and Cyprus, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems. While economic conditions in certain of these countries, including Europe’s perimeter region, seem to be stabilizing or improving, greater European Central Bank and International Monetary Fund support, stronger liquidity facilities and gradually improving macroeconomic conditions at the country level have reduced the risk of default on sovereign debt and/or the risk of possible withdrawal of such countries from the Euro zone.

The following table presents, by country, a summary of fixed maturity securities in selected countries. We maintain general account investments in the selected countries through our global portfolio diversification. The Company has written credit default swaps where the underlying is an index comprised of companies across various sectors in the European Region. At December 31, 2015, the written credit default swaps exposure to Europe’s perimeter region was $125 million in notional amount and $2 million in estimated fair value. The information below is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities at December 31, 2015
	Sovereign	Financial Services	Non-Financial Services	Total (1)
	(In millions)
Europe’s perimeter region:
Spain	$21	$27	$271	$319
Italy	11	37	232	280
Ireland	—	22	38	60
Total Europe’s perimeter region	32	86	541	659
Brazil	133	48	366	547
Russia	59	1	15	75
Puerto Rico (2)	2	—	71	73
Ukraine	1	—	—	1
Total	$227	$135	$993	$1,355
Investment grade %	23%	80%	59%	55%
______________

(1)	The par value and amortized cost of the fixed maturity securities were $1.4 billion and $1.4 billion, respectively, at December 31, 2015.

(2)	Our exposure to Puerto Rico sovereigns is in the form of political subdivision fixed maturities and is composed completely of revenue bonds. We have no Puerto Rico general obligation bonds.
There has been an increased focus on energy sector investments and metals and mining sector investments as a result of lower energy, oil and commodity prices. Our net exposure to energy sector fixed maturity securities was $7.1 billion (comprised of fixed maturity securities of $7.2 billion at estimated fair value, partially offset by related net purchased credit default swaps of $10 million at notional value), of which 84% were investment grade, with unrealized losses of $297 million at December 31, 2015. Our net exposure to metals and mining sector fixed maturity securities was $1.0 billion (comprised of fixed maturity securities of $1.0 billion at estimated fair value, partially offset by related net purchased credit default swaps of $5 million at notional value), of which 75% were investment grade, with unrealized losses of $160 million at December 31, 2015.
We manage direct and indirect investment exposure in the selected countries, the energy sector and the metals and mining sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries, the energy sector or the metals and mining sector will have a material adverse effect on our results of operations or financial condition.
Current Environment - Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including MLIC. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”

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

	For the Years Ended December 31,
	2015		2014		2013
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
		(In millions)		(In millions)		(In millions)
Fixed maturity securities (2) (3)	5.12%	$7,876	5.44%	$8,254	5.57%	$8,288
Mortgage loans (3)	4.91%	2,514	5.10%	2,379	5.41%	2,404
Real estate and real estate joint ventures	4.44%	330	3.28%	246	3.14%	224
Policy loans	5.13%	435	5.30%	448	5.23%	440
Equity securities	4.64%	91	4.64%	86	4.70%	78
Other limited partnership interests	10.96%	519	14.79%	721	13.53%	633
Cash and short-term investments	0.40%	12	0.76%	21	0.87%	25
Other invested assets		668		536		452
Total before investment fees and expenses	5.25%	12,445	5.54%	12,691	5.64%	12,544
Investment fees and expenses	(0.17)	(412)	(0.14)	(326)	(0.15)	(327)
Net investment income (4)	5.08%	$12,033	5.40%	$12,365	5.49%	$12,217
______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects GAAP adjustments presented in footnote (4) below. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, and the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”). A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)
Investment income (loss) includes amounts for trading and securities for which the FVO has been elected (“FVO securities”) of ($15) million, $23 million and $43 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and adjustments and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs. Such reclassifications and adjustments are presented in the table below.

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net investment income — in the above yield table	$12,033	$12,365	$12,217
Real estate discontinued operations	—	—	(1)
Investment hedge adjustments	(457)	(473)	(433)
Operating joint venture adjustments	1	—	(1)
Incremental net investment income from CSEs	—	1	3
Net investment income — GAAP consolidated statements of operations	$11,577	$11,893	$11,785
See “— Results of Operations — Consolidated Results — Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014” for an analysis of the year over year changes in net investment income.

Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities AFS by type (public or private) and information about perpetual and redeemable securities held at:

	December 31, 2015		December 31, 2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Fixed maturity securities
Publicly-traded	$141,216	80.4%	$152,393	80.7%
Privately-placed	34,470	19.6	36,518	19.3
Total fixed maturity securities	$175,686	100.0%	$188,911	100.0%
Percentage of cash and invested assets	63.4%		66.8%
Equity securities
Publicly-traded	$1,059	54.3%	$1,234	59.8%
Privately-held	890	45.7	831	40.2
Total equity securities	$1,949	100.0%	$2,065	100.0%
Percentage of cash and invested assets	0.7%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$604		$719
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$720		$763
Perpetual securities are included within fixed maturity and equity securities. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Redeemable preferred stock with a stated maturity is included within fixed maturity securities. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.
Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at December 31, 2015.

Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that valuation adjustments, when applied, are based upon established policies and are applied consistently over time. See Note 10 of the Notes to the Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
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

	December 31, 2015
	Fixed Maturity Securities		Equity Securities
	(In millions)		(In millions)
Level 1
Quoted prices in active markets for identical assets	$23,015	13.1%	$424	21.8%
Level 2
Independent pricing sources	116,076	66.1	1,128	57.9
Internal matrix pricing or discounted cash flow techniques	23,589	13.4	69	3.5
Significant other observable inputs	139,665	79.5	1,197	61.4
Level 3
Independent pricing sources	4,524	2.6	242	12.4
Internal matrix pricing or discounted cash flow techniques	7,857	4.5	72	3.7
Independent broker quotations	625	0.3	14	0.7
Significant unobservable inputs	13,006	7.4	328	16.8
Total estimated fair value	$175,686	100.0%	$1,949	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2015 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in three sectors: U.S. and foreign corporate securities and residential mortgage-backed securities (“RMBS”).

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities); and less liquid asset-backed securities (“ABS”).

•
During the year ended December 31, 2015, Level 3 fixed maturity securities decreased by $1.3 billion, or 9%. The decrease was driven by net transfers out of Level 3 and a decrease in estimated fair value recognized in OCI, partially offset by purchases in excess of sales.

See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above.
Fixed Maturity Securities AFS
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for further information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
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
The NAIC has adopted revised methodologies for certain structured securities comprised of non-agency RMBS, commercial mortgage-backed securities (“CMBS”) and ABS. The NAIC’s objective with the revised methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities. We apply the revised NAIC methodologies to structured securities held by Metropolitan Life Insurance Company and its insurance subsidiaries that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC methodologies on an annual basis. If Metropolitan Life Insurance Company or its insurance subsidiaries acquire structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.
The following table presents total fixed maturity securities by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each designation is comprised of at:

		December 31,
		2015				2014
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
			(In millions)				(In millions)
1	Aaa/Aa/A	$106,622	$7,407	$114,029	64.9%	$109,531	$11,934	$121,465	64.3%
2	Baa	46,550	516	47,066	26.8	45,493	3,423	48,916	25.9
	Subtotal investment grade	153,172	7,923	161,095	91.7	155,024	15,357	170,381	90.2
3	Ba	10,770	(327)	10,443	5.9	11,451	65	11,516	6.1
4	B	3,832	(218)	3,614	2.1	6,353	(105)	6,248	3.3
5	Caa and lower	584	(53)	531	0.3	775	(15)	760	0.4
6	In or near default	3	—	3	—	1	5	6	—
	Subtotal below investment grade	15,189	(598)	14,591	8.3	18,580	(50)	18,530	9.8
	Total fixed maturity securities	$168,361	$7,325	$175,686	100.0%	$173,604	$15,307	$188,911	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the equivalent designations of the NAIC, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2015
U.S. corporate	$22,530	$28,306	$7,357	$2,913	$451	$—	$61,557
U.S. Treasury and agency	39,693	—	—	—	—	—	39,693
Foreign corporate	7,284	16,558	2,357	543	53	—	26,795
RMBS	23,012	401	386	90	23	3	23,915
State and political subdivision	6,840	132	—	—	2	—	6,974
CMBS	6,558	6	15	—	—	—	6,579
ABS	6,183	375	8	—	1	—	6,567
Foreign government	1,929	1,288	320	68	1	—	3,606
Total fixed maturity securities	$114,029	$47,066	$10,443	$3,614	$531	$3	$175,686
Percentage of total	64.9%	26.8%	5.9%	2.1%	0.3%	—%	100.0%
December 31, 2014
U.S. corporate	$24,273	$28,043	$7,834	$4,744	$457	$6	$65,357
U.S. Treasury and agency	39,070	—	—	—	—	—	39,070
Foreign corporate	8,240	17,766	2,704	1,036	72	—	29,818
RMBS	26,117	812	608	396	230	—	28,163
State and political subdivision	6,379	137	4	—	—	—	6,520
CMBS	7,742	6	160	5	—	—	7,913
ABS	7,742	457	26	—	1	—	8,226
Foreign government	1,902	1,695	180	67	—	—	3,844
Total fixed maturity securities	$121,465	$48,916	$11,516	$6,248	$760	$6	$188,911
Percentage of total	64.3%	25.9%	6.1%	3.3%	0.4%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
 We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprise 2% of total investments at both December 31, 2015 and 2014. The tables below present our U.S. and foreign corporate securities holdings at:

	December 31,
	2015		2014
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(In millions)		(In millions)
Corporate fixed maturity securities — by sector:
Foreign corporate (1)	$26,795	30.3%	$29,818	31.3%
U.S. corporate fixed maturity securities — by industry:
Consumer	16,635	18.8	16,706	17.6
Industrial	16,039	18.2	17,230	18.1
Utility	12,622	14.3	13,892	14.6
Finance	9,304	10.5	9,170	9.6
Communications	4,591	5.2	5,534	5.8
Other	2,366	2.7	2,825	3.0
Total	$88,352	100.0%	$95,175	100.0%
______________

(1)	Includes both U.S. dollar and foreign denominated securities.
Structured Securities
We held $37.1 billion and $44.3 billion of structured securities, at estimated fair value, at December 31, 2015 and 2014, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	December 31,
	2015			2014
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By security type:
Collateralized mortgage obligations	$14,111	59.0%	$485	$15,116	53.7%	$814
Pass-through securities	9,804	41.0	235	13,047	46.3	456
Total RMBS	$23,915	100.0%	$720	$28,163	100.0%	$1,270
By risk profile:
Agency	$14,402	60.2%	$531	$17,333	61.5%	$912
Prime	1,509	6.3	39	2,026	7.2	64
Alt-A	4,629	19.4	47	4,759	16.9	141
Sub-prime	3,375	14.1	103	4,045	14.4	153
Total RMBS	$23,915	100.0%	$720	$28,163	100.0%	$1,270
Ratings profile:
Rated Aaa/AAA	$14,853	62.1%		$17,822	63.3%
Designated NAIC 1	$23,012	96.2%		$26,117	92.7%

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
The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were designated NAIC 1 by the NAIC at December 31, 2015 and 2014. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
Included within prime and Alt-A RMBS are re-securitization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the re-securitization.
Historically, we have managed our exposure to sub-prime RMBS holdings by: acquiring older vintage year securities that benefit from better underwriting, improved credit enhancement and higher levels of residential property price appreciation; reducing our overall exposure; stress testing the portfolio with severe loss assumptions; and closely monitoring the performance of the portfolio. Since 2012, we have increased our exposure by purchasing sub-prime RMBS at significant discounts to the expected principal recovery value of these securities. The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $2.9 billion and $3.4 billion at December 31, 2015 and 2014, respectively, with unrealized gains of $78 million and $122 million at December 31, 2015 and 2014, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	December 31, 2015
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003-2005	$67	$72	$19	$19	$25	$25	$4	$4	$6	$5	$121	$125
2006	636	644	39	39	47	48	25	25	—	—	747	756
2007	161	163	87	88	68	71	—	—	65	63	381	385
2008 - 2010	—	—	—	—	—	—	—	—	—	—	—	—
2011	150	156	—	—	30	32	—	—	—	—	180	188
2012	307	311	211	217	351	361	7	8	—	—	876	897
2013	548	569	399	416	552	537	12	10	—	—	1,511	1,532
2014	353	355	466	465	279	270	—	—	—	—	1,098	1,090
2015	1,341	1,324	218	211	74	71	—	—	—	—	1,633	1,606
Total	$3,563	$3,594	$1,439	$1,455	$1,426	$1,415	$48	$47	$71	$68	$6,547	$6,579
Ratings Distribution		54.7%		22.1%		21.5%		0.7%		1.0%		100.0%

	December 31, 2014
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003-2004	$68	$74	$6	$6	$26	$27	$4	$4	$12	$11	$116	$122
2005	1,411	1,427	47	48	60	60	46	47	—	—	1,564	1,582
2006	1,382	1,427	54	56	71	75	30	31	—	—	1,537	1,589
2007	448	460	32	34	171	180	13	13	70	67	734	754
2008 - 2010	—	—	—	—	11	11	—	—	—	—	11	11
2011	281	297	—	—	30	32	—	—	—	—	311	329
2012	140	145	109	115	621	638	—	—	—	—	870	898
2013	369	390	233	250	874	887	13	11	—	—	1,489	1,538
2014	206	212	359	366	424	431	8	8	76	73	1,073	1,090
Total	$4,305	$4,432	$840	$875	$2,288	$2,341	$114	$114	$158	$151	$7,705	$7,913
Ratings Distribution		56.0%		11.1%		29.6%		1.4%		1.9%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs including Moody’s, S&P, Fitch and Morningstar. CMBS designated NAIC 1 were 99.7% and 97.8% of total CMBS at December 31, 2015 and 2014, respectively.
ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	December 31,
	2015			2014
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(In millions)		(In millions)	(In millions)		(In millions)
By collateral type:
Collateralized obligations	$3,975	60.5%	$(94)	$3,375	41.0%	$(33)
Student loans	623	9.5	(14)	1,051	12.8	19
Credit card loans	464	7.1	16	843	10.2	31
Automobile loans	311	4.7	—	1,015	12.3	7
Foreign residential loans	307	4.7	(14)	719	8.8	(9)
Other loans	887	13.5	8	1,223	14.9	5
Total	$6,567	100.0%	$(98)	$8,226	100.0%	$20
Ratings profile:
Rated Aaa/AAA	$3,402	51.8%		$4,541	55.2%
Designated NAIC 1	$6,183	94.2%		$7,742	94.1%
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

Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $91 million, $47 million and $147 million for the years ended December 31, 2015, 2014 and 2013, respectively. Impairments of fixed maturity securities were $54 million, $26 million and $128 million for the years ended December 31, 2015, 2014 and 2013, respectively. Impairments of equity securities were $37 million, $21 million and $19 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Credit-related impairments of fixed maturity securities were $54 million, $26 million and $115 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $91 million for the year ended December 31, 2015 as compared to $47 million for the year ended December 31, 2014. The most significant increases were in U.S. and foreign corporate securities, which comprised $36 million for the year ended December 31, 2015, as compared to $6 million for the year ended December 31, 2014. An increase of $30 million in OTTI losses on U.S. and foreign corporate securities reflected the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities and lower oil prices impacting the energy sector. The $30 million increase in OTTI losses on U.S. and foreign corporate securities was concentrated in the utility and consumer services industries.
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
Trading and FVO Securities
We have a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of securities and the execution of short sale agreements. Trading and FVO securities also include FVO securities. FVO securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products. FVO securities also include securities held by CSEs. Trading and FVO securities were $431 million and $705 million at estimated fair value, or 0.2% of total cash and invested assets at both December 31, 2015 and 2014. See Note 10 of the Notes to the Consolidated Financial Statements for the trading and FVO securities fair value hierarchy and a rollforward of the fair value measurements for trading and FVO securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. We monitor the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary throughout the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the consolidated financial statements. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Securities Lending” and Note 8 of the Notes to the Consolidated Financial Statements for information regarding our securities lending program.

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	December 31,
	2015				2014
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)				(Dollars in millions)
Commercial	$33,440	62.3%	$165	0.5%	$32,482	66.3%	$182	0.6%
Agricultural	11,663	21.7	37	0.3%	11,033	22.5	35	0.3%
Residential	8,562	16.0	55	0.6%	5,494	11.2	41	0.7%
Total	$53,665	100.0%	$257	0.5%	$49,009	100.0%	$258	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 8 of the Notes to the Consolidated Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 85% are collateralized by properties located in the U.S., with the remaining 15% collateralized by properties located outside the U.S., at December 31, 2015. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 18%, 11% and 8%, respectively, of total mortgage loans at December 31, 2015. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at December 31, 2015. The carrying value of our residential mortgage loans located in California, Florida, and New York were 39%, 8%, and 6%, respectively.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class, as such loans represented over 60% of total mortgage loans at both December 31, 2015 and 2014. The tables below present the diversification across geographic regions and property types of commercial mortgage loans:

	December 31,
	2015		2014
	Amount	% of Total	Amount	% of Total
	(In millions)		(In millions)
Region
Pacific	$7,042	21.1%	$6,633	20.4%
International	6,009	18.0	5,664	17.4
Middle Atlantic	5,948	17.8	5,782	17.8
South Atlantic	4,792	14.3	5,350	16.5
West South Central	3,217	9.6	3,157	9.7
East North Central	1,648	4.9	1,792	5.5
New England	1,113	3.3	989	3.1
Mountain	878	2.6	752	2.3
West North Central	467	1.4	139	0.4
East South Central	401	1.2	322	1.0
Multi-Region and Other	1,925	5.8	1,902	5.9
Total recorded investment	33,440	100.0%	32,482	100.0%
Less: valuation allowances	165		182
Carrying value, net of valuation allowances	$33,275		$32,300
Property Type
Office	$16,414	49.1%	$16,755	51.6%
Retail	7,107	21.2	6,882	21.2
Apartment	4,140	12.4	3,005	9.2
Hotel	3,481	10.4	3,639	11.2
Industrial	2,172	6.5	2,011	6.2
Other	126	0.4	190	0.6
Total recorded investment	33,440	100.0%	32,482	100.0%
Less: valuation allowances	165		182
Carrying value, net of valuation allowances	$33,275		$32,300
Mortgage Loan Credit Quality - Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 8 of the Notes to the Consolidated Financial Statements for tables that present mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans. See “— Real Estate and Real Estate Joint Ventures” for real estate acquired through foreclosure.
We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We review our residential mortgage loans on an ongoing basis. See Note 8 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related valuation allowance methodology.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both December 31, 2015 and 2014, and our average debt service coverage ratio was 2.6x at both December 31, 2015 and 2014. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 44% at both December 31, 2015 and 2014. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the years ended December 31, 2015, 2014 and 2013.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Our real estate investments are primarily located in the United States. The carrying value of our real estate investments located in California, DC and Georgia were 24%, 11% and 11%, respectively, of total real estate investments at December 31, 2015.
Real estate investments by type consisted of the following at:

	December 31,
	2015		2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Traditional	$5,584	92.9%	$7,067	89.8%
Real estate joint ventures and funds	342	5.7	450	5.7
Subtotal	5,926	98.6	7,517	95.5
Foreclosed (commercial, agricultural and residential)	40	0.7	279	3.5
Real estate held-for-investment	5,966	99.3	7,796	99.0
Real estate held-for-sale	42	0.7	78	1.0
Total real estate and real estate joint ventures	$6,008	100.0%	$7,874	100.0%

We classify within traditional real estate our investment in income-producing real estate, which is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $8.7 billion and $9.9 billion at December 31, 2015 and 2014, respectively. We classify within real estate joint ventures and funds, our investments in joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as our investments in real estate private equity funds. From time to time, if we intend to retain an interest in the property, we transfer investments from these joint ventures to traditional real estate after the completed property commences operations.
Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2015		2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Office	$1,998	33.3%	$3,952	50.2%
Apartment	1,408	23.4	1,421	18.0
Retail	609	10.1	517	6.6
Hotel	504	8.4	531	6.7
Real estate investment funds	469	7.8	299	3.8
Industrial	455	7.6	486	6.2
Land	219	3.6	299	3.8
Agriculture	15	0.3	17	0.2
Other	331	5.5	352	4.5
Total real estate and real estate joint ventures	$6,008	100.0%	$7,874	100.0%
Impairments recognized on real estate and real estate joint ventures were $34 million, $9 million and $1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation expense on real estate investments was $131 million, $160 million and $144 million for the years ended December 31, 2015, 2014 and 2013, respectively. Real estate investments are net of accumulated depreciation of $572 million and $1.0 billion at December 31, 2015 and 2014, respectively.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $4.1 billion and $4.9 billion at December 31, 2015 and 2014, respectively, which included $835 million and $1.3 billion of hedge funds, at December 31, 2015 and 2014, respectively.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type:

	December 31,
	2015		2014
	Carrying Value	% of Total	Carrying Value	% of Total

	(In millions)		(In millions)
Freestanding derivatives with positive estimated fair values	$8,146	48.3%	$7,104	50.0%
Tax credit and renewable energy partnerships	3,053	18.1	2,660	18.7
Loans to affiliates	2,371	14.1	2,375	16.7
Leveraged leases, net of non-recourse debt	1,378	8.2	1,461	10.3
Annuities funding structured settlement claims	1,298	7.7	—	—
Direct financing leases	274	1.6	285	2.0
Funds withheld	155	0.9	194	1.4
Operating joint venture	142	0.8	74	0.5
Other	52	0.3	56	0.4
Total	$16,869	100.0%	$14,209	100.0%
Leveraged lease impairments were $41 million, $80 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding tax credit partnerships, leveraged and direct financing leases, loans to affiliates, annuities funding structured settlement claims and freestanding derivatives with positive estimated fair values, respectively. See Note 1 of the Notes to the Consolidated Financial Statements for further information about tax credit and renewable energy partnerships, funds withheld, loans to affiliates and operating joint venture.
Short-term Investments and Cash Equivalents
The carrying value of short-term investments, which approximates estimated fair value, was $5.6 billion and $4.5 billion, or 2.0% and 1.6% of total cash and invested assets, at December 31, 2015 and 2014, respectively. The carrying value of cash equivalents, which approximates estimated fair value, was $3.9 billion and $1.0 billion, or 1.4% and 0.4% of total cash and invested assets, at December 31, 2015 and 2014, respectively.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2015 and 2014.

•	The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2015, 2014 and 2013.
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
Derivatives categorized as Level 3 at December 31, 2015 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At December 31, 2015, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect derivatives.
Credit Risk
See Note 9 of the Notes to the Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives on the consolidated balance sheets, and does not affect our legal right of offset.
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2015		2014
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$819	$20	$857	$(3)
Written (2)	6,577	40	7,419	125
Total	$7,396	$60	$8,276	$122
__________________

(1)
The gross notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $175 million and ($2) million, respectively, at December 31, 2015 and $250 million and ($6) million, respectively, at December 31, 2014.

(2)
The gross notional amount and estimated fair value for written credit default swaps in the trading portfolio were $20 million and ($2) million, respectively, at December 31, 2015 and $15 million and $1 million, respectively, at December 31, 2014.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Years Ended December 31,
	2015			2014
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$26	$(12)	$14	$14	$(16)	$(2)
Written (3), (4)	21	(78)	(57)	32	(33)	(1)
Total	$47	$(90)	$(43)	$46	$(49)	$(3)
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $8 million and ($11) million, respectively, for the year ended December 31, 2015 and $5 million and ($5) million, respectively, for the year ended December 31, 2014.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $3 million and ($3) million, respectively, for the year ended December 31, 2015 and were not significant for the year ended December 31, 2014.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $16 million was due to credit spreads widening in the current period compared to the prior period on credit default swaps hedging certain bonds. The unfavorable change in net gains (losses) on written credit default swaps of ($56) million was due to certain credit spreads widening in the current period compared to the prior period on certain credit default swaps used as replications.
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
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect embedded derivatives.

Off-Balance Sheet Arrangements
Credit and Committed Facilities
In addition to the Credit Facility, Missouri Reinsurance, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company, along with MetLife, Inc., maintain a $210 million committed facility, which is used for collateral for certain of MLIC’s affiliated reinsurance liabilities, with unaffiliated financial institutions (the “Committed Facility”). See “— Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” and Note 12 of the Notes to the Consolidated Financial Statements for further descriptions of such arrangements, the classification of expenses on the Credit Facility and the Committed Facility and the nature of the associated liability for letters of credit issued and drawdowns on such facilities.
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $22 million and $19 million at estimated fair value at December 31, 2015 and 2014, respectively. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $1.4 billion and $2.4 billion at December 31, 2015 and 2014, respectively. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this cash collateral was $138 million at December 31, 2014. We did not hold any cash collateral of this type at December 31, 2015. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Guarantees
See “Guarantees” in Note 17 of the Notes to the Consolidated Financial Statements.
Other
Additionally, we enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
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
Insolvency Assessments
See Note 17 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. The global markets and economy continue to experience volatility that may affect our financing costs and market interest for our debt securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Investments — Current Environment.”
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $2.7 billion and $3.6 billion at December 31, 2015 and 2014, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; and (iii) cash held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $92.0 billion and $94.0 billion at December 31, 2015 and 2014, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include: (i) amounts related to cash collateral received under our securities lending program; (ii) amounts related to cash collateral received from counterparties in connection with derivatives; (iii) cash and investments held in the closed block or on deposit with regulatory agencies; (iv) investments held in trust; and (v) investments pledged in support of funding agreements, derivatives and short sale agreements.
Liquidity
Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the asset mix and asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. We include provisions limiting withdrawal rights on many of our products, including general account pension products sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, global funding sources and various credit facilities.
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
Rating Agencies
Rating agencies assign insurer financial strength ratings to certain of MetLife, Inc.’s life insurance subsidiaries, including us, and credit ratings to MetLife, Inc. and certain of its subsidiaries, including our insurance companies. Financial strength ratings represent the opinion of rating agencies regarding the ability of an insurance company to pay obligations under insurance policies and contracts in accordance with their terms. Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital of Metropolitan Life Insurance Company and its insurance subsidiaries are among the many factors considered in determining our insurer financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. See “Business — Company Ratings” for further information on our insurer financial strength ratings.
Downgrades in our insurer financial strength ratings or changes to our ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

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
A downgrade in MetLife, Inc.’s or our credit ratings or changes to MetLife, Inc.’s or our ratings outlooks would likely impact us in the following ways, including:

•	impact our ability to generate cash flows from the sale of funding agreements and other capital market products offered by our Corporate Benefit Funding segment;

•	impact the cost and availability of financing for MetLife, Inc. and its subsidiaries, including us; and

•
result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting investments held by the subsidiaries subject to the agreements. See “— Liquidity and Capital Uses — Pledged Collateral.”

Statutory Capital and Dividends
Our insurance companies have statutory surplus and RBC levels well above levels to meet current regulatory requirements.
RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to Metropolitan Life Insurance Company and most of its insurance subsidiaries. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of Metropolitan Life Insurance Company and each of its insurance subsidiaries subject to these requirements was in excess of each of those RBC levels.

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
Affiliated Captive Reinsurance Transactions
Metropolitan Life Insurance Company cedes specific policy classes, including ordinary life insurance, participating whole life insurance, long-term disability insurance and group life insurance, to a wholly-owned captive reinsurer. The wholly-owned captive reinsurer currently only reinsures Metropolitan Life Insurance Company business and the results of the captive reinsurer are eliminated within our consolidated results of operations. In addition, Metropolitan Life Insurance Company reinsures specific policy classes, including term life insurance, universal life insurance and ordinary and industrial life insurance, to other affiliated captive reinsurers. The statutory reserves of such affiliated captive reinsurers are supported by a combination of investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of certain of these domestic affiliated captive reinsurers, as well as provided a guarantee of one such captive reinsurer’s repayment obligations on the letters of credit. MetLife, Inc. has also provided a guarantee of a captive reinsurer’s payment obligations on a retrocession agreement entered into by the captive. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to satisfy statutory reserve requirements related to universal life and term life insurance policies.
The NAIC continues to review insurance companies’ use of affiliated captive reinsurers and off-shore entities. The New York Department of Financial Services continues to have a moratorium on new reserve financing transactions involving captive insurers. We are not aware of any states other than New York and California implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratios and ability to deploy excess capital in the future. This could result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results.
Our variable annuity guaranteed minimum benefit risks and certain other risks were previously ceded to an affiliated captive reinsurer. In November 2014, this captive reinsurer merged with and into MetLife USA as part of the Mergers, further reducing the Company’s exposure to and use of captive reinsurers. See “Business — Overview” for further information on the Mergers. See also “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation” and Note 6 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.

Summary of Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Sources:
Operating activities, net	$5,266	$6,201	$6,060
Investing activities, net	2,143	—	—
Changes in policyholder account balances, net	—	3,692	—
Changes in payables for collateral under securities loaned and other transactions, net	—	3,071	—
Short-term debt issuances, net	—	—	75
Long-term debt issued	907	4	481
Cash received in connection with redeemable noncontrolling interests	—	—	774
Total sources	8,316	12,968	7,390
Uses:
Investing activities, net	—	10,433	2,866
Changes in policyholder account balances, net	1,032	—	2,002
Changes in payables for collateral under securities loaned and other transactions, net	2,230	—	1,365
Short-term debt repayments, net	—	320	—
Long-term debt repaid	673	390	27
Cash paid in connection with noncontrolling interests	159	—	—
Dividends paid to MetLife, Inc.	1,489	708	1,428
Returns of capital	11	—	—
Other, net	64	222	5
Total uses	5,658	12,073	7,693
Net increase (decrease) in cash and cash equivalents	$2,658	$895	$(303)
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
Cash Flows from Financing
The principal cash inflows from our financing activities come from issuances of debt, deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from repayments of debt, payments of dividends on Metropolitan Life Insurance Company’s common stock, withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.

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
Commercial Paper, Reported in Short-term Debt
MetLife Funding and MetLife, Inc., each have a commercial paper program that is supported by the Credit Facility (see “— Credit and Committed Facilities”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of Metropolitan Life Insurance Company, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Metropolitan Life Insurance Company and certain of its insurance subsidiaries are members of a regional FHLB. During the years ended December 31, 2015, 2014 and 2013, we issued $17.5 billion, $9.7 billion and $10.1 billion, respectively, and repaid $17.7 billion, $9.9 billion and $10.8 billion, respectively, under funding agreements with certain regional FHLBs. At December 31, 2015 and 2014, total obligations outstanding under these funding agreements were $13.3 billion and $13.6 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain SPEs that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2015, 2014 and 2013, we issued $35.1 billion, $36.7 billion and $26.8 billion, respectively, and repaid $35.5 billion, $31.7 billion and $25.1 billion, respectively, under such funding agreements. At December 31, 2015 and 2014, total obligations outstanding under these funding agreements were $29.5 billion and $30.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to Farmer Mac, as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the years ended December 31, 2015 and 2014, we issued $50 million and $200 million, respectively, and repaid $50 million and $200 million, respectively, under such funding agreements. We neither issued nor repaid any amounts under such funding agreements during the year ended December 31, 2013. At both December 31, 2015 and 2014, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements.
Debt Issuances
In December 2015, MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of MLIC, borrowed $350 million under term loans that mature in December 2020. See Note 12 of the Notes to the Consolidated Financial Statements for further information.
Credit and Committed Facilities
MetLife Funding and MetLife, Inc. maintain the Credit Facility. When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
This facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2015, we had outstanding $484 million in letters of credit and no drawdowns against this facility. Remaining availability was $3.5 billion at December 31, 2015.

The Committed Facility is used for collateral for certain of MLIC’s affiliated reinsurance liabilities. When drawn upon, this facility bears interest at varying rates in accordance with the agreement. At December 31, 2015, MoRe had outstanding $210 million in letters of credit and no drawdowns against this facility. There was no remaining availability at December 31, 2015.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	December 31,
	2015	2014
	(In millions)
Short-term debt	$100	$100
Long-term debt (1), (2)	$1,704	$2,014
______________

(1)
Excludes $11 million and $13 million at December 31, 2015 and 2014, respectively, of long-term debt relating to CSEs — FVO (see Note 10 of the Notes to the Consolidated Financial Statements). For more information regarding long-term debt, see Note 12 of the Notes to the Consolidated Financial Statements.

(2)
Includes $456 million and $379 million of non-recourse debt at December 31, 2015 and 2014, respectively, for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment subsidiaries.

Debt and Facility Covenants
Certain of our debt instruments, as well as the Credit Facility and Committed Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable covenants at December 31, 2015.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:
Dividends
During the years ended December 31, 2015, 2014 and 2013, Metropolitan Life Insurance Company paid cash dividends to MetLife, Inc. of $1.5 billion, $708 million and $1.4 billion, respectively. Also, during the year ended December 31, 2014, Metropolitan Life Insurance Company distributed to MetLife, Inc., as a dividend, all of the issued and outstanding shares of common stock of its wholly-owned, broker-dealer subsidiary, NES. The net book value of NES at the time of the dividend was $35 million. See Notes 3 and 13 of the Notes to the Consolidated Financial Statements.
On March 15, 2016, Metropolitan Life Insurance Company paid an ordinary cash dividend to MetLife, Inc. of $1.5 billion.

Debt Repayments
See Note 12 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt, including:

•	In December 2015, a wholly-owned real estate subsidiary of the Company repaid in cash $110 million of its mortgage loans issued to MetLife USA due in January 2016;

•	In November 2015, the Company repaid in cash, at maturity, $188 million of surplus notes issued to MetLife Mexico S.A., an affiliate;

•	In November 2015, the Company repaid in cash, at maturity, $200 million of surplus notes;

•	During 2015, a wholly-owned real estate subsidiary of the Company repaid in cash $132 million of its 7.26% mortgage loans issued to MetLife USA due in January 2020;

•	In November 2014, a wholly-owned real estate subsidiary of the Company repaid in cash $60 million of its 7.01% mortgage loans issued to MetLife USA due in January 2020;

•	In November 2014, a wholly-owned real estate subsidiary of the Company repaid in cash $60 million of its 4.67% mortgage loans issued to MetLife USA due in January 2017; and

•	In September 2014, the Company repaid in cash, at maturity, $217 million of surplus notes issued to MetLife Mexico S.A.
Support Agreements
Metropolitan Life Insurance Company and certain of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries or former subsidiaries of such Obligors. Under these arrangements, each Obligor with respect to the applicable entity, has agreed to cause such entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event that these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Retail segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2015 and 2014, general account surrenders and withdrawals from annuity products were $1.6 billion and $2.2 billion, respectively. In the Corporate Benefit Funding segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Corporate Benefit Funding segment liabilities that provide customers with limited rights to accelerate payments, as of December 31, 2015, there were no funding agreements and other capital market products that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2015 and 2014, we were obligated to return cash collateral pledged to the Company of $3.8 billion and $2.6 billion, respectively. At December 31, 2015 and 2014, we had pledged cash collateral of $61 million and $73 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have financial strength contingent provisions, a one-notch downgrade in Metropolitan Life Insurance Company’s or its subsidiaries’ financial strength rating would not have increased our derivative collateral requirements at December 31, 2015.
We pledge collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements.

Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $18.1 billion and $21.6 billion at December 31, 2015 and 2014, respectively. Of these amounts, $6.3 billion and $7.6 billion at December 31, 2015 and 2014, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2015 was $6.1 billion, over 99% of which were U.S. Treasury and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 8 of the Notes to the Consolidated Financial Statements.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the consolidated financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 17 of the Notes to the Consolidated Financial Statements.
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
Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2015:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$224,838	$12,836	$11,784	$11,623	$188,595
Policyholder account balances	133,865	18,513	22,292	12,708	80,352
Payables for collateral under securities loaned and other transactions	21,937	21,937	—	—	—
Debt	3,482	233	224	573	2,452
Investment commitments	8,653	8,456	96	101	—
Operating leases	1,805	241	391	314	859
Other	29,003	28,777	—	—	226
Total	$423,583	$90,993	$34,787	$25,319	$272,484

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
The sum of the estimated cash flows shown for all years of $224.8 billion exceeds the liability amounts of $128.5 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; and (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and are partially offset by liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Actual cash payments may differ significantly from the liabilities as presented in the consolidated balance sheets and the estimated cash payments as presented due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.
For the majority of our insurance operations, estimated contractual obligations for future policy benefits and policyholder account balances, as presented, are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP. See “— Policyholder Account Balances.”
Policyholder Account Balances
See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for a description of the components of policyholder account balances. See “— Insurance Liabilities” regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policy benefits and policyholder account balances.
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
The sum of the estimated cash flows shown for all years of $133.9 billion exceeds the liability amount of $94.4 billion included on the consolidated balance sheets principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table. We also held non-cash collateral, which is not reflected as a liability in the consolidated balance sheet, of $1.4 billion at December 31, 2015.

Debt
Amounts presented for debt include short-term debt and long-term debt, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet due to the following: (i) the amounts presented herein do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) the amounts presented herein include future interest on such obligations for the period from January 1, 2016 through maturity; and (iii) the amounts presented herein do not include $11 million at December 31, 2015 of long-term debt relating to CSEs as such debt does not represent our contractual obligation. Future interest on variable rate debt was computed using prevailing rates at December 31, 2015 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations. Total debt at December 31, 2015 included affiliated debt obligations of $2.0 billion.
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
Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheets. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheets that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $1.7 billion was excluded as the timing of payment cannot be reliably determined.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2015.
Additionally, we have agreements in place for services we provide, generally at cost, to subsidiaries and affiliates relating to insurance, reinsurance, loans and capitalization. Intercompany transactions have been eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate insurance regulators as required.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.

Non-GAAP and Other Financial Disclosures
In this report, the Company presents certain measures of its performance that are not calculated in accordance with GAAP. We believe that these non-GAAP financial measures enhance the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	operating revenues	(i)	GAAP revenues
(ii)	operating expenses	(ii)	GAAP expenses
(iii)	operating earnings	(iii)	income (loss) from continuing operations, net of income tax
Reconciliations of these measures to the most directly comparable GAAP measures are included in “— Results of Operations.”
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies:
Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, operating earnings is our measure of segment performance.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.
Operating revenues excludes net investment gains (losses) and net derivative gains (losses).
The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes investment hedge adjustments which represent earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

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

•
Interest credited to policyholder account balances includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to noncontrolling interests and goodwill impairments.

The following additional information is relevant to an understanding of our performance results:

•	We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity is defined as the portion of common stockholders’ equity that MetLife’s management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.”

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

Asset/Liability Management
We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, GRM, the Portfolio Management Unit, and the senior members of MetLife’s business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage by product type. Generally, the ALM Steering Committee oversees the activities of the underlying ALM Committees. The ALM Steering Committee reports to the ERC.
MetLife establishes target asset portfolios for each major insurance product, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. The ALM Working Groups monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.
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

Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and net embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”
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
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as net embedded derivatives on variable annuities with guaranteed minimum benefits and certain policyholder account balances. We manage this risk on an integrated basis with other risks through our ALM strategies, including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. Equity exposures associated with other limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
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

•
The Investments Department is responsible for managing the exposure to foreign currency denominated investments. Exposure limits to unhedged foreign currency investments are incorporated into the standing authorizations granted to management by the Investment Committee of the Board of Directors of Metropolitan Life Insurance Company and are reported to the Investment Committee on a periodic basis.

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
Equity Market Risk Management
The issuance of variable annuities exposes us to market risk. This risk is managed by the ALM Unit in partnership with the Investments Department. Equity market risk is also assumed through our investment in equity securities and is managed by the Investments Department. We use derivatives to mitigate our equity exposure both in certain liability guarantees such as variable annuities with guaranteed minimum benefit and equity securities. These derivatives include exchange-traded equity futures, equity index options contracts, equity variance swaps, and total rate of return swaps (“TRRs”). We also employ reinsurance to manage these exposures.
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and statutory capital. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•
Risks Related to Living Guarantee Benefits — We use a wide range of derivative contracts to mitigate the risk associated with variable annuity living guarantee benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options and interest rate option contracts, equity variance swaps and TRRs.

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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, equity market prices and foreign currency exchange rates. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2015. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, equity market and foreign currency exchange rate) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•	the U.S. dollar equivalent of estimated fair values of our foreign currency exposures due to a 10% change (increase or decrease) in foreign currency exchange rates; and

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices.
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2015
(In millions)
Non-trading:
Interest rate risk	$3,099
Foreign currency exchange rate risk	$160
Equity market risk	$24
Trading:
Interest rate risk	$2

The table below provides additional detail regarding the potential loss in estimated fair value of our trading and non-trading interest sensitive financial instruments by type of asset or liability at:

	December 31, 2015
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$175,686	$(2,792)
Equity securities		$1,949	—
Trading and fair value option securities		$419	(5)
Mortgage loans		$54,969	(328)
Policy loans		$9,869	(125)
Short-term investments		$5,595	—
Other invested assets		$2,399	(12)
Cash and cash equivalents		$4,651	—
Accrued investment income		$2,250	—
Premiums, reinsurance and other receivables		$14,839	(859)
Net embedded derivatives within asset host contracts (2)		$712	(56)
Total assets			$(4,177)
Liabilities (3)
Policyholder account balances		$73,506	$318
Payables for collateral under securities loaned and other transactions		$21,937	—
Short-term debt		$100	—
Long-term debt		$1,912	31
Other liabilities:
Trading liabilities		$153	3
Other		$20,205	1,165
Net embedded derivatives within liability host contracts (2)		$526	130
Total liabilities			$1,647
Derivative Instruments
Interest rate swaps	$58,538	$4,008	$(469)
Interest rate floors	$13,701	$242	(22)
Interest rate caps	$55,136	$65	23
Interest rate futures	$2,023	$(2)	(2)
Interest rate options	$2,295	$223	(53)
Interest rate forwards	$70	$15	(5)
Synthetic GICs	$4,216	$—	—
Foreign currency swaps	$28,971	$164	(32)
Foreign currency forwards	$3,014	$47	(2)
Credit default swaps	$7,396	$60	—
Equity futures	$1,452	$15	—
Equity index options	$7,364	$(23)	(9)
Equity variance swaps	$5,676	$(98)	—
Total rate of return swaps	$952	$2	—
Total derivative instruments			(571)
Net Change			$(3,101)
______________

(1)
Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Trading and FVO securities and long-term debt exclude $12 million and $11 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $126.1 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Interest rate risk increased by $404 million, or 15%, to $3.1 billion at December 31, 2015 from $2.7 billion at December 31, 2014. This change was due to increases of (i) $269 million due to an increase in interest rates across the U.S. Treasury curves, (ii) $96 million due to the net impact of reinsurance and affiliated embedded derivatives and (iii) $39 million due to the use of derivatives by the Company.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in foreign currency exchange rates by type of asset or liability at:

	December 31, 2015
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$175,686	$1,242
Equity securities		$1,949	—
Trading and fair value option securities		$419	—
Mortgage loans		$54,969	473
Policy loans		$9,869	—
Short-term investments		$5,595	45
Other invested assets		$2,399	—
Cash and cash equivalents		$4,651	—
Accrued investment income		$2,250	—
Premiums, reinsurance and other receivables		$14,839	—
Net embedded derivatives within asset host contracts (2)		$712	—
Total assets			$1,760
Liabilities (3)
Policyholder account balances		$73,506	$(1,312)
Payables for collateral under securities loaned and other transactions		$21,937	—
Long-term debt		$1,912	—
Other liabilities		$20,358	—
Net embedded derivatives within liability host contracts (2)		$526	—
Total liabilities			$(1,312)
Derivative Instruments
Interest rate swaps	$58,538	$4,008	$(1)
Interest rate floors	$13,701	$242	—
Interest rate caps	$55,136	$65	—
Interest rate futures	$2,023	$(2)	—
Interest rate options	$2,295	$223	—
Interest rate forwards	$70	$15	—
Synthetic GICs	$4,216	$—	—
Foreign currency swaps	$28,971	$164	(578)
Foreign currency forwards	$3,014	$47	(34)
Credit default swaps	$7,396	$60	1
Equity futures	$1,452	$15	—
Equity index options	$7,364	$(23)	4
Equity variance swaps	$5,676	$(98)	—
Total rate of return swaps	$952	$2	—
Total derivative instruments			(608)
Net Change			$(160)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Trading and FVO securities and long-term debt exclude $12 million and $11 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $126.1 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% decrease in foreign currency exchange rates.

Foreign currency exchange rate risk increased by $2 million to $160 million at December 31, 2015 from $158 million at December 31, 2014. This change was due to an $82 million increase in foreign currency exposure due to the use of derivatives, offset by an $80 million decrease in foreign currency exposure due to a higher foreign currency denominated base.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% change in equity by type of asset or liability at:

	December 31, 2015
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets
Equity securities		$1,949	$(195)
Net embedded derivatives within asset host contracts (2)		$712	55
Total assets			(140)
Liabilities
Policyholder account balances		$73,506	—
Net embedded derivatives within liability host contracts (2)		$526	(226)
Total liabilities			$(226)
Derivative Instruments
Interest rate swaps	$58,538	$4,008	$—
Interest rate floors	$13,701	$242	—
Interest rate caps	$55,136	$65	—
Interest rate futures	$2,023	$(2)	—
Interest rate options	$2,295	$223	—
Interest rate forwards	$70	$15	—
Synthetic GICs	$4,216	$—	—
Foreign currency swaps	$28,971	$164	—
Foreign currency forwards	$3,014	$47	—
Credit default swaps	$7,396	$60	—
Equity futures	$1,452	$15	147
Equity index options	$7,364	$(23)	95
Equity variance swaps	$5,676	$(98)	5
Total rate of return swaps	$952	$2	95
Total derivative instruments			342
Net Change			$(24)
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
Equity price risk decreased by $13 million to $24 million at December 31, 2015 from $37 million at December 31, 2014. This decrease was due to the decrease in our equity securities portfolio and the net impact of derivatives used by the Company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Metropolitan Life Insurance Company:
We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metropolitan Life Insurance Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 24, 2016

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2015 and 2014
(In millions, except share and per share data)

	2015	2014
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $168,361 and $173,604, respectively; includes $103 and $160, respectively, relating to variable interest entities)	$175,686	$188,911
Equity securities available-for-sale, at estimated fair value (cost: $1,985 and $1,926, respectively)	1,949	2,065
Trading and fair value option securities, at estimated fair value (includes $404 and $654, respectively, of actively traded securities; and $13 and $15, respectively, relating to variable interest entities)	431	705
Mortgage loans (net of valuation allowances of $257 and $258, respectively; includes $314 and $308, respectively, under the fair value option)	53,722	49,059
Policy loans	8,134	8,491
Real estate and real estate joint ventures (includes $0 and $8, respectively, relating to variable interest entities; includes $42 and $78, respectively, of real estate held-for-sale)	6,008	7,874
Other limited partnership interests (includes $27 and $34, respectively, relating to variable interest entities)	4,088	4,926
Short-term investments, principally at estimated fair value	5,595	4,474
Other invested assets (includes $43 and $56, respectively, relating to variable interest entities)	16,869	14,209
Total investments	272,482	280,714
Cash and cash equivalents, principally at estimated fair value (includes $1 and $2, respectively, relating to variable interest entities)	4,651	1,993
Accrued investment income (includes $1 and $3, respectively, relating to variable interest entities)	2,250	2,293
Premiums, reinsurance and other receivables (includes $2 and $2, respectively, relating to variable interest entities)	23,722	23,439
Deferred policy acquisition costs and value of business acquired	6,043	5,975
Current income tax recoverable	36	—
Other assets (includes $3 and $4, respectively, relating to variable interest entities)	4,397	4,469
Separate account assets	135,939	139,335
Total assets	$449,520	$458,218
Liabilities and Equity
Liabilities
Future policy benefits	$118,914	$117,402
Policyholder account balances	94,420	95,902
Other policy-related balances	7,201	5,840
Policyholder dividends payable	624	615
Policyholder dividend obligation	1,783	3,155
Payables for collateral under securities loaned and other transactions	21,937	24,167
Short-term debt	100	100
Long-term debt (includes $61 and $91, respectively, at estimated fair value, relating to variable interest entities)	1,715	2,027
Current income tax payable	—	44
Deferred income tax liability	2,888	3,835
Other liabilities (includes $2 and $17, respectively, relating to variable interest entities)	32,755	33,447
Separate account liabilities	135,939	139,335
Total liabilities	418,276	425,869
Contingencies, Commitments and Guarantees (Note 17)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,444	14,448
Retained earnings	13,738	12,470
Accumulated other comprehensive income (loss)	2,685	5,034
Total Metropolitan Life Insurance Company stockholder’s equity	30,872	31,957
Noncontrolling interests	372	392
Total equity	31,244	32,349
Total liabilities and equity	$449,520	$458,218
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Revenues
Premiums	$21,934	$21,384	$20,475
Universal life and investment-type product policy fees	2,584	2,466	2,363
Net investment income	11,577	11,893	11,785
Other revenues	1,536	1,808	1,699
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(49)	(16)	(81)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(5)	(10)	(47)
Other net investment gains (losses)	313	169	176
Total net investment gains (losses)	259	143	48
Net derivative gains (losses)	881	1,037	(1,070)
Total revenues	38,771	38,731	35,300
Expenses
Policyholder benefits and claims	24,527	23,855	23,032
Interest credited to policyholder account balances	2,183	2,174	2,253
Policyholder dividends	1,264	1,240	1,205
Other expenses	6,258	6,071	5,988
Total expenses	34,232	33,340	32,478
Income (loss) from continuing operations before provision for income tax	4,539	5,391	2,822
Provision for income tax expense (benefit)	1,782	1,532	681
Income (loss) from continuing operations, net of income tax	2,757	3,859	2,141
Income (loss) from discontinued operations, net of income tax	—	(3)	1
Net income (loss)	2,757	3,856	2,142
Less: Net income (loss) attributable to noncontrolling interests	—	(5)	(7)
Net income (loss) attributable to Metropolitan Life Insurance Company	$2,757	$3,861	$2,149
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Net income (loss)	$2,757	$3,856	$2,142
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(4,434)	4,165	(3,337)
Unrealized gains (losses) on derivatives	559	1,288	(691)
Foreign currency translation adjustments	(101)	(44)	22
Defined benefit plans adjustment	342	(1,001)	1,191
Other comprehensive income (loss), before income tax	(3,634)	4,408	(2,815)
Income tax (expense) benefit related to items of other comprehensive income (loss)	1,285	(1,532)	965
Other comprehensive income (loss), net of income tax	(2,349)	2,876	(1,850)
Comprehensive income (loss)	408	6,732	292
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	—	(5)	(7)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$408	$6,737	$299
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$5	$14,510	$8,631	$4,008	$27,154	$292	$27,446
Capital contributions from MetLife, Inc.		3			3		3
Excess tax benefits related to stock-based compensation		2			2		2
Dividends paid to MetLife, Inc.			(1,428)		(1,428)		(1,428)
Change in equity of noncontrolling interests					—	(35)	(35)
Net income (loss)			2,149		2,149	(7)	2,142
Other comprehensive income (loss), net of income tax				(1,850)	(1,850)		(1,850)
Balance at December 31, 2013	5	14,515	9,352	2,158	26,030	250	26,280
Capital contributions from MetLife, Inc.		4			4		4
Returns of capital		(76)			(76)		(76)
Excess tax benefits related to stock-based compensation		5			5		5
Dividends paid to MetLife, Inc.			(708)		(708)		(708)
Dividend of subsidiary (Note 3)			(35)		(35)		(35)
Change in equity of noncontrolling interests					—	147	147
Net income (loss)			3,861		3,861	(5)	3,856
Other comprehensive income (loss), net of income tax				2,876	2,876		2,876
Balance at December 31, 2014	5	14,448	12,470	5,034	31,957	392	32,349
Capital contributions from MetLife, Inc.		4			4		4
Returns of capital		(11)			(11)		(11)
Excess tax benefits related to stock-based compensation		3			3		3
Dividends paid to MetLife, Inc.			(1,489)		(1,489)		(1,489)
Change in equity of noncontrolling interests					—	(20)	(20)
Net income (loss)			2,757		2,757		2,757
Other comprehensive income (loss), net of income tax				(2,349)	(2,349)		(2,349)
Balance at December 31, 2015	$5	$14,444	$13,738	$2,685	$30,872	$372	$31,244
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$2,757	$3,856	$2,142
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	474	460	429
Amortization of premiums and accretion of discounts associated with investments, net	(848)	(664)	(738)
(Gains) losses on investments and from sales of businesses, net	(259)	(138)	(49)
(Gains) losses on derivatives, net	(426)	(902)	1,059
(Income) loss from equity method investments, net of dividends or distributions	320	374	195
Interest credited to policyholder account balances	2,183	2,174	2,253
Universal life and investment-type product policy fees	(2,584)	(2,466)	(2,363)
Change in trading and fair value option securities	278	2	25
Change in accrued investment income	113	242	108
Change in premiums, reinsurance and other receivables	(135)	711	(368)
Change in deferred policy acquisition costs and value of business acquired, net	260	271	(82)
Change in income tax	257	229	334
Change in other assets	763	465	471
Change in insurance-related liabilities and policy-related balances	2,628	2,672	3,032
Change in other liabilities	(499)	(1,086)	(381)
Other, net	(16)	1	(7)
Net cash provided by (used in) operating activities	5,266	6,201	6,060
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	82,744	63,068	71,396
Equity securities	651	186	206
Mortgage loans	11,189	11,605	10,655
Real estate and real estate joint ventures	2,734	976	87
Other limited partnership interests	1,185	375	449
Purchases of:
Fixed maturity securities	(76,594)	(69,256)	(70,760)
Equity securities	(694)	(173)	(461)
Mortgage loans	(16,268)	(14,769)	(12,032)
Real estate and real estate joint ventures	(823)	(1,876)	(1,427)
Other limited partnership interests	(668)	(773)	(675)
Cash received in connection with freestanding derivatives	1,039	740	560
Cash paid in connection with freestanding derivatives	(1,012)	(1,050)	(1,171)
Dividend of subsidiary	—	(49)	—
Receipts on loans to affiliates	—	75	—
Issuances of loans to affiliates	—	(100)	—
Purchases of loans to affiliates	—	(437)	—
Net change in policy loans	357	(70)	(57)
Net change in short-term investments	(1,117)	1,472	900
Net change in other invested assets	(603)	(254)	(460)
Net change in property, equipment and leasehold improvements	23	(140)	(76)
Other, net	—	17	—
Net cash provided by (used in) investing activities	$2,143	$(10,433)	$(2,866)
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.) — (continued)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Cash flows from financing activities
Policyholder account balances:
Deposits	$60,216	$54,902	$50,018
Withdrawals	(61,248)	(51,210)	(52,020)
Net change in payables for collateral under securities loaned and other transactions	(2,230)	3,071	(1,365)
Net change in short-term debt	—	(320)	75
Long-term debt issued	907	4	481
Long-term debt repaid	(673)	(390)	(27)
Cash received in connection with redeemable noncontrolling interests	—	—	774
Cash paid in connection with noncontrolling interests	(159)	—	—
Dividends paid to MetLife, Inc.	(1,489)	(708)	(1,428)
Returns of capital	(11)	—	—
Other, net	(64)	(222)	(5)
Net cash provided by (used in) financing activities	(4,751)	5,127	(3,497)
Change in cash and cash equivalents	2,658	895	(303)
Cash and cash equivalents, beginning of year	1,993	1,098	1,401
Cash and cash equivalents, end of year	$4,651	$1,993	$1,098
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$123	$150	$152
Income tax	$1,217	$1,304	$822
Non-cash transactions:
Capital contributions from MetLife, Inc.	$4	$4	$3
Fixed maturity securities received in connection with pension risk transfer transactions	$903	$—	$—
Deconsolidation of real estate investment vehicles (1):
Reduction of redeemable noncontrolling interests	$—	$774	$—
Reduction of long-term debt	$543	$413	$—
Reduction of real estate and real estate joint ventures	$389	$1,132	$—
Increase in noncontrolling interests	$153	$—	$—
Issuance of short-term debt	$—	$245	$—
Returns of capital	$—	$76	$—
Disposal of subsidiary:
Assets disposed	$—	$69	$—
Liabilities disposed	—	(34)	—
Net assets disposed	—	35	—
Cash disposed	—	(49)	—
Dividend of interests in subsidiary	—	14	—
Loss on dividend of interests in subsidiary	$—	$—	$—
______________

(1)
For the year ended December 31, 2015, amounts represent the impact of the consolidation of a real estate investment vehicle, offset by the subsequent deconsolidation of such real estate investment vehicle. See Note 8 for information on the 2014 amounts.

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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from estimates.
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
Discontinued Operations
The results of operations of a component of the Company that has either been disposed of or is classified as held-for-sale are reported in discontinued operations if certain criteria are met. Effective January 1, 2014, the Company adopted new guidance regarding reporting of discontinued operations for disposals or classifications as held-for-sale that have not been previously reported on the consolidated financial statements. A disposal of a component is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
Separate Accounts
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

•	such separate accounts are legally recognized;

•	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;

•	investments are directed by the contractholder; and

•	all investment performance, net of contract fees and assessments, is passed through to the contractholder.
The Company reports separate account assets at their fair value, which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line on the statements of operations. Separate accounts credited with a contractual investment return are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account.
The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees on the statements of operations.

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
Policyholder account balances relate to contracts or contract features where the Company has no significant insurance risk.
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
Guarantees accounted for as embedded derivatives in policyholder account balances include the non life-contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and the portion of GMIBs that do not require annuitization. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, unearned revenue liabilities, premiums received in advance, policyholder dividends due and unpaid, policyholder dividends left on deposit and obligations assumed under structured settlement assignments.
The liability for policy and contract claims generally relates to incurred but not reported death, disability, long-term care and dental claims, as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of incurred but not reported claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
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
See Note 4 for additional information on obligations assumed under structured settlement assignments.
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life and annuity contracts with life contingencies are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the amount of expected future policy benefit payments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Premiums related to non-medical health and disability contracts are recognized on a pro rata basis over the applicable contract term.
Deposits related to universal life-type and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related policyholder account balances.
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
See Note 5 for additional information on DAC and VOBA amortization. Amortization of DAC and VOBA is included in other expenses.
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
Trading and Fair Value Option Securities
Trading and fair value option (“FVO”) securities are stated at estimated fair value and include investments that are actively purchased and sold (“Actively traded securities”) and investments for which the FVO has been elected (“FVO securities”).
Changes in estimated fair value of these securities are included in net investment income, except for certain securities included in FVO securities where changes are included in net investment gains (losses).
Mortgage Loans
The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural and residential. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 8.
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts.
Also included in mortgage loans are residential mortgage loans for which the FVO was elected. These mortgage loans are stated at estimated fair value. Changes in estimated fair value are recognized in net investment income.
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

•
Annuities funding structured settlement claims represent annuities funding claims assumed by the Company in its capacity as a structured settlements assignment company. The annuities are stated at their contract value, which represents the present value of the future periodic claim payments to be provided. The net investment income recognized reflects the amortization of discount of the annuity at its implied effective interest rate. See Note 4.

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

•	Investment in an operating joint venture that engages in insurance underwriting activities accounted for under the equity method.
Securities Lending Program
Securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the Company’s financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary throughout the duration of the loan. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Employee Benefit Plans
The Company sponsors and administers various qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering eligible employees and sales representatives who meet specified eligibility requirements of the sponsor and its participating affiliates. A December 31 measurement date is used for all of the Company’s defined benefit pension and other postretirement benefit plans.
The Company recognizes the funded status of each of its defined pension and postretirement benefit plans, measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation (“PBO”) for pension benefits and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefits in other assets or other liabilities.
Actuarial gains and losses result from differences between the actual experience and the assumed experience on plan assets or PBO during a particular period and are recorded in accumulated OCI (“AOCI”). To the extent such gains and losses exceed 10% of the greater of the PBO or the estimated fair value of plan assets, the excess is amortized into net periodic benefit costs over the average projected future service years of the active employees. In addition, prior service costs (credit) are recognized in AOCI at the time of the amendment and then amortized to net periodic benefit costs over the average projected future service years of the active employees affected by the change.
Net periodic benefit costs are determined using management estimates and actuarial assumptions and are comprised of service cost, interest cost, settlement and curtailment costs, expected return on plan assets, amortization of net actuarial (gains) losses, and amortization of prior service costs (credit). Fair value is used to determine the expected return on plan assets.
The Company also sponsors defined contribution plans for substantially all U.S. employees under which a portion of participant contributions is matched. Applicable matching contributions are made each payroll period. Accordingly, the Company recognizes compensation cost for current matching contributions. As all contributions are transferred currently as earned to the defined contribution plans, no liability for matching contributions is recognized on the balance sheets.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination the Company considers many factors, including:

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
The Company may be required to change its provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, the effect of changes in tax laws, tax regulations, or interpretations of such laws or regulations, is recognized in net income tax expense (benefit) in the period of change.
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
The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax expense.
Litigation Contingencies
The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 17, legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s financial statements.
Other Accounting Policies
Stock-Based Compensation
Stock-based compensation recognized on the Company’s consolidated results of operations is allocated from MetLife, Inc. The accounting policies described below represent those that MetLife, Inc. applies in determining such allocated expenses.
MetLife, Inc. grants certain employees and directors stock-based compensation awards under various plans that are subject to specific vesting conditions. With the exception of performance shares granted in 2015, 2014 and 2013 which are re-measured quarterly, the cost of all stock-based transactions is measured at fair value at grant date and recognized over the period during which a grantee is required to provide services in exchange for the award. Although the terms of MetLife, Inc.’s stock-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered non-substantive. Accordingly, MetLife, Inc. recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $1.2 billion and $1.3 billion at December 31, 2015 and 2014, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $720 million and $721 million at December 31, 2015 and 2014, respectively. Related depreciation and amortization expense was $159 million, $123 million and $115 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.4 billion and $1.2 billion at December 31, 2015 and 2014, respectively. Accumulated amortization of capitalized software was $1.0 billion and $882 million at December 31, 2015 and 2014, respectively. Related amortization expense was $150 million, $145 million and $144 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Foreign Currency
Assets, liabilities and operations of foreign affiliates and subsidiaries are recorded based on the functional currency of each entity. The determination of the functional currency is made based on the appropriate economic and management indicators. The local currencies of foreign operations are the functional currencies. Assets and liabilities of foreign affiliates and subsidiaries are translated from the functional currency to U.S. dollars at the exchange rates in effect at each year-end and revenues and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are charged or credited directly to OCI, net of applicable taxes. Gains and losses from foreign currency transactions, including the effect of re-measurement of monetary assets and liabilities to the appropriate functional currency, are reported as part of net investment gains (losses) in the period in which they occur.

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
Adoption of New Accounting Pronouncements
Effective November 18, 2014, the Company adopted new guidance on when, if ever, the cost of acquiring an entity should be used to establish a new accounting basis (“pushdown”) in the acquired entity’s separate financial statements. The guidance provides an acquired entity and its subsidiaries with an irrevocable option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If a reporting entity elects to apply pushdown accounting, its stand-alone financial statements would reflect the acquirer’s new basis in the acquired entity’s assets and liabilities. The election to apply pushdown accounting should be determined by an acquired entity for each individual change-in-control event in which an acquirer obtains control of the acquired entity; however, an entity that does not elect to apply pushdown accounting in the period of a change-in-control can later elect to retrospectively apply pushdown accounting to the most recent change-in-control transaction as a change in accounting principle. The new guidance did not have a material impact on the consolidated financial statements upon adoption.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective July 17, 2013, the Company adopted guidance regarding derivatives that permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury and London Interbank Offered Rate (“LIBOR”). Also, this new guidance removes the restriction on using different benchmark rates for similar hedges. The new guidance did not have a material impact on the consolidated financial statements upon adoption.
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
Future Adoption of New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on leasing transactions (Accounting Standards Update (“ASU”) 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires a modified retrospective transition approach which includes a number of optional practical expedients. Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current guidance, leases would be classified as finance or operating leases. However, unlike current guidance, the new guidance will require both types of leases to be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the FVO that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2015, the FASB issued new guidance on short-duration insurance contracts (ASU 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts). The amendments in this new guidance are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The new guidance should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The new guidance requires insurance entities to provide users of financial statements with more transparent information about initial claim estimates and subsequent adjustments to these estimates, including information on: (i) reconciling from the claim development table to the balance sheet liability, (ii) methodologies and judgments in estimating claims, and (iii) the timing, and frequency of claims. The adoption will not have an impact on the Company’s consolidated financial statements other than expanded disclosures in Note 4.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In May 2015, the FASB issued new guidance on fair value measurement (ASU 2015‑07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV per share (or its equivalent) practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2016 and interim periods within those years and should be applied retrospectively. In August 2015, the FASB amended the guidance to defer the effective date by one year, effective for the fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance will supersede nearly all existing revenue recognition guidance under GAAP; however, it will not impact the accounting for insurance contracts, leases, financial instruments and guarantees. For those contracts that are impacted by the new guidance, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

2. Segment Information
The Company is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). See Note 20.
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. These changes were applied retrospectively and did not have an impact on total consolidated operating earnings or net income.
Retail
The Retail segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two U.S. businesses: Life & Other and Annuities. Life & Other insurance products and services include variable life, universal life, term life and whole life products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products. Life & Other products and services also include individual disability income products. Annuities includes a variety of variable and fixed annuities which provide for both asset accumulation and asset distribution needs.
Group, Voluntary & Worksite Benefits
The Group, Voluntary & Worksite Benefits segment offers a broad range of protection products and services to individuals and corporations, as well as other institutions and their respective employees. Group, Voluntary & Worksite Benefits insurance products and services include life, dental, group short- and long-term disability and accidental death and dismemberment coverages. In addition, the Group, Voluntary & Worksite Benefits segment offers long-term care, critical illness, vision and accident & health coverages, as well as prepaid legal plans.
Corporate Benefit Funding
The Corporate Benefit Funding segment offers a broad range of annuity and investment products, including guaranteed interest contracts and other stable value products, income annuities, and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This segment also includes structured settlements and certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.
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
Financial Measures and Segment Accounting Policies
Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes investment hedge adjustments which represent earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

The following adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”) and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•
Interest credited to policyholder account balances includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to noncontrolling interests and goodwill impairments.
In the first quarter of 2015, the Company implemented certain segment reporting changes related to the measurement of segment operating earnings, which included revising the Company’s capital allocation methodology. Consequently, prior period results for the years ended December 31, 2014 and 2013 were impacted as follows:

•	Retail’s operating earnings increased (decreased) by $145 million and $74 million, net of ($49) million and ($49) million of income tax expense (benefit), respectively;

•	Group, Voluntary & Worksite Benefits’ operating earnings increased (decreased) by ($19) million and ($38) million, net of ($13) million and ($21) million of income tax expense (benefit), respectively;

•	Corporate Benefit Funding’s operating earnings increased (decreased) by ($60) million and ($57) million, net of ($41) million and ($25) million of income tax expense (benefit), respectively; and

•	Corporate & Other’s operating earnings increased (decreased) by ($66) million and $21 million, net of $103 million and $95 million of income tax expense (benefit), respectively.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2015, 2014 and 2013 and at December 31, 2015 and 2014. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

	Operating Results
Year Ended December 31, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,115	$14,699	$3,004	$116	$21,934	$—	$21,934
Universal life and investment-type product policy fees	1,543	740	201	—	2,484	100	2,584
Net investment income	5,269	1,825	4,901	38	12,033	(456)	11,577
Other revenues	156	441	287	652	1,536	—	1,536
Net investment gains (losses)	—	—	—	—	—	259	259
Net derivative gains (losses)	—	—	—	—	—	881	881
Total revenues	11,083	17,705	8,393	806	37,987	784	38,771
Expenses
Policyholder benefits and claims and policyholder dividends	6,547	13,974	5,126	80	25,727	64	25,791
Interest credited to policyholder account balances	955	151	1,073	—	2,179	4	2,183
Capitalization of DAC	(449)	(12)	(19)	(2)	(482)	—	(482)
Amortization of DAC and VOBA	579	32	20	(1)	630	112	742
Interest expense on debt	3	—	4	115	122	—	122
Other expenses	1,873	2,246	474	1,280	5,873	3	5,876
Total expenses	9,508	16,391	6,678	1,472	34,049	183	34,232
Provision for income tax expense (benefit)	479	488	596	10	1,573	209	1,782
Operating earnings	$1,096	$826	$1,119	$(676)	2,365
Adjustments to:
Total revenues					784
Total expenses					(183)
Provision for income tax (expense) benefit					(209)
Income (loss) from continuing operations, net of income tax					$2,757		$2,757

At December 31, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total assets	$176,776	$43,770	$201,251	$27,723	$449,520
Separate account assets	$56,377	$638	$78,924	$—	$135,939
Separate account liabilities	$56,377	$638	$78,924	$—	$135,939

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,081	$14,381	$2,794	$128	$21,384	$—	$21,384
Universal life and investment-type product policy fees	1,505	716	191	—	2,412	54	2,466
Net investment income	5,451	1,785	4,777	352	12,365	(472)	11,893
Other revenues	430	415	287	676	1,808	—	1,808
Net investment gains (losses)	—	—	—	—	—	143	143
Net derivative gains (losses)	—	—	—	—	—	1,037	1,037
Total revenues	11,467	17,297	8,049	1,156	37,969	762	38,731
Expenses
Policyholder benefits and claims and policyholder dividends	6,379	13,823	4,771	77	25,050	45	25,095
Interest credited to policyholder account balances	988	155	1,020	—	2,163	11	2,174
Capitalization of DAC	(376)	(17)	(30)	(1)	(424)	—	(424)
Amortization of DAC and VOBA	536	26	17	—	579	116	695
Interest expense on debt	6	2	10	132	150	1	151
Other expenses	1,750	2,169	478	1,258	5,655	(6)	5,649
Total expenses	9,283	16,158	6,266	1,466	33,173	167	33,340
Provision for income tax expense (benefit)	684	417	618	(397)	1,322	210	1,532
Operating earnings	$1,500	$722	$1,165	$87	3,474
Adjustments to:
Total revenues					762
Total expenses					(167)
Provision for income tax (expense) benefit					(210)
Income (loss) from continuing operations, net of income tax					$3,859		$3,859

At December 31, 2014	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total assets	$181,207	$43,718	$203,281	$30,012	$458,218
Separate account assets	$59,710	$669	$78,956	$—	$139,335
Separate account liabilities	$59,710	$669	$78,956	$—	$139,335

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2013	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,992	$13,732	$2,675	$76	$20,475	$—	$20,475
Universal life and investment-type product policy fees	1,397	688	211	—	2,296	67	2,363
Net investment income	5,395	1,766	4,516	540	12,217	(432)	11,785
Other revenues	328	404	273	694	1,699	—	1,699
Net investment gains (losses)	—	—	—	—	—	48	48
Net derivative gains (losses)	—	—	—	—	—	(1,070)	(1,070)
Total revenues	11,112	16,590	7,675	1,310	36,687	(1,387)	35,300
Expenses
Policyholder benefits and claims and policyholder dividends	6,246	13,191	4,723	67	24,227	10	24,237
Interest credited to policyholder account balances	988	156	1,092	—	2,236	17	2,253
Capitalization of DAC	(517)	(20)	(25)	—	(562)	—	(562)
Amortization of DAC and VOBA	447	25	19	—	491	(230)	261
Interest expense on debt	5	1	10	134	150	3	153
Other expenses	2,265	2,023	476	1,341	6,105	31	6,136
Total expenses	9,434	15,376	6,295	1,542	32,647	(169)	32,478
Provision for income tax expense (benefit)	530	425	487	(326)	1,116	(435)	681
Operating earnings	$1,148	$789	$893	$94	2,924
Adjustments to:
Total revenues					(1,387)
Total expenses					169
Provision for income tax (expense) benefit					435
Income (loss) from continuing operations, net of income tax					$2,141		$2,141
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Life insurance	$13,811	$13,865	$13,482
Accident & health insurance	7,475	7,247	6,873
Annuities	4,548	4,352	4,007
Non-insurance	220	194	175
Total	$26,054	$25,658	$24,537
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from one Group, Voluntary & Worksite Benefits customer were $2.7 billion, $2.8 billion and $2.5 billion for the years ended December 31, 2015, 2014 and 2013, respectively, which represented 10%, 11% and 10%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2015, 2014 and 2013.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

3. Dispositions
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
4. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2015	2014
	(In millions)
Retail	$92,618	$91,868
Group, Voluntary & Worksite Benefits	29,670	28,805
Corporate Benefit Funding	97,719	97,953
Corporate & Other	528	518
Total	$220,535	$219,144
See Note 6 for discussion of affiliated reinsurance liabilities included in the table above.
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
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

Individual and group traditional fixed annuities after annuitization	Present value of expected future payments. Interest rate assumptions used in establishing such liabilities range from 2% to 11%.
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
Participating business represented 5% of the Company’s life insurance in-force at both December 31, 2015 and 2014. Participating policies represented 27%, 27% and 28% of gross traditional life insurance premiums for the years ended December 31, 2015, 2014 and 2013, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; and (ii) credited interest, ranging from less than 1% to 13%, less expenses, mortality charges and withdrawals.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Guarantees
The Company issues variable annuity products with guaranteed minimum benefits. GMABs, the non-life-contingent portion of GMWBs and the portion of certain GMIBs that does not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 9. Guarantees accounted for as insurance liabilities include:

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
The Company also issues other annuity contracts that apply a lower rate on funds deposited if the contractholder elects to surrender the contract for cash and a higher rate if the contractholder elects to annuitize. These guarantees include benefits that are payable in the event of death, maturity or at annuitization. Certain other annuity contracts contain guaranteed annuitization benefits that may be above what would be provided by the current account value of the contract. Additionally, the Company issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2013	$109	$332	$340	$68	$849
Incurred guaranteed benefits	44	58	77	6	185
Paid guaranteed benefits	(5)	—	—	—	(5)
Balance at December 31, 2013	148	390	417	74	1,029
Incurred guaranteed benefits	51	68	124	8	251
Paid guaranteed benefits	(3)	—	—	—	(3)
Balance at December 31, 2014	196	458	541	82	1,277
Incurred guaranteed benefits	37	80	86	9	212
Paid guaranteed benefits	(1)	—	—	—	(1)
Balance at December 31, 2015	$232	$538	$627	$91	$1,488
Ceded
Balance at January 1, 2013	$86	$110	$265	$47	$508
Incurred guaranteed benefits	39	14	49	4	106
Paid guaranteed benefits	(5)	—	—	—	(5)
Balance at December 31, 2013	120	124	314	51	609
Incurred guaranteed benefits (1)	(80)	(100)	(9)	6	(183)
Paid guaranteed benefits	(3)	—	—	—	(3)
Balance at December 31, 2014	37	24	305	57	423
Incurred guaranteed benefits	14	2	49	6	71
Paid guaranteed benefits	(1)	—	—	—	(1)
Balance at December 31, 2015	$50	$26	$354	$63	$493
Net
Balance at January 1, 2013	$23	$222	$75	$21	$341
Incurred guaranteed benefits	5	44	28	2	79
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2013	28	266	103	23	420
Incurred guaranteed benefits	131	168	133	2	434
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2014	159	434	236	25	854
Incurred guaranteed benefits	23	78	37	3	141
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2015	$182	$512	$273	$28	$995
______________

(1)	See Note 6.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	December 31,
	2015				2014
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total account value (2)	$59,858		$27,648		$62,810		$29,474
Separate account value	$48,216		$26,530		$51,077		$28,347
Net amount at risk	$1,698	(3)	$379	(4)	$702	(3)	$244	(4)
Average attained age of contractholders	65 years		63 years		65 years		63 years
Other Annuity Guarantees
Total account value (2)	N/A		$406		N/A		$456
Net amount at risk	N/A		$144	(5)	N/A		$153	(5)
Average attained age of contractholders	N/A		56 years		N/A		55 years

	December 31,
	2015		2014
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Total account value (2)	$8,166	$1,052	$8,213	$1,091
Net amount at risk (6)	$75,994	$7,658	$78,758	$8,164
Average attained age of policyholders	55 years	61 years	54 years	60 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

(3)
Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.

(4)
Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contractholders have achieved.

(5)
Defined as either the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date or the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. These amounts represent the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date.

(6)
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2015	2014
	(In millions)
Fund Groupings:
Equity	$23,701	$24,995
Balanced	21,082	22,759
Bond	4,454	4,561
Money Market	132	150
Total	$49,369	$52,465
Obligations Assumed Under Structured Settlement Assignments
The Company assumes structured settlement claim obligations as an assignment company. These liabilities are measured at the present value of the periodic claims to be provided and reported as other policy-related balances. The Company receives a fee for assuming these claim obligations and, as the assignee of the claim, is legally obligated to ensure periodic payments are made to the claimant. The Company purchases annuities from affiliates to fund these periodic payment claim obligations and designates payments to be made directly to the claimant by the affiliated annuity writer. These annuities funding structured settlement claims are recorded as an investment. See Note 1.
See Note 8 for additional information on obligations assumed under structured settlement assignments.
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2015, 2014 and 2013, the Company issued $35.1 billion, $36.7 billion and $26.8 billion, respectively, and repaid $35.5 billion, $31.7 billion and $25.1 billion, respectively, of such funding agreements. At December 31, 2015 and 2014, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $29.5 billion and $30.3 billion, respectively.
Metropolitan Life Insurance Company and General American Life Insurance Company (“GALIC”), a subsidiary, are members of regional banks in the Federal Home Loan Bank (“FHLB”) system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows at:

	December 31,
	2015	2014
	(In millions)
FHLB of NY	$666	$661
FHLB of Des Moines	$40	$50

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

The Company has also entered into funding agreements with FHLBanks and the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2015	2014	2015		2014
	(In millions)
FHLB of NY (1)	$12,570	$12,570	$14,085	(2)	$15,255	(2)
Farmer Mac (3)	$2,550	$2,550	$2,643		$2,932
FHLB of Des Moines (1)	$750	$1,000	$851	(2)	$1,141	(2)
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

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$7,310	$7,022	$6,826
Less: Reinsurance recoverables	286	290	301
Net balance at January 1,	7,024	6,732	6,525
Incurred related to:
Current year	5,316	5,099	4,762
Prior years	13	—	(12)
Total incurred	5,329	5,099	4,750
Paid related to:
Current year	(3,415)	(3,228)	(3,035)
Prior years	(1,684)	(1,579)	(1,508)
Total paid	(5,099)	(4,807)	(4,543)
Net balance at December 31,	7,254	7,024	6,732
Add: Reinsurance recoverables	273	286	290
Balance at December 31,	$7,527	$7,310	$7,022

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $79.7 billion and $83.8 billion at December 31, 2015 and 2014, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $56.2 billion and $55.5 billion at December 31, 2015 and 2014, respectively. The latter category consisted primarily of guaranteed interest contracts. The average interest rate credited on these contracts was 2.40% and 2.25% at December 31, 2015 and 2014, respectively.
For the years ended December 31, 2015, 2014 and 2013, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Nonparticipating and Non-Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts (term insurance, nonparticipating whole life insurance, traditional group life insurance, and non-medical health insurance) over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, morbidity, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policyholder benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
DAC
Balance at January 1,	$5,905	$6,338	$5,752
Capitalizations	482	424	562
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(111)	(104)	227
Other expenses	(624)	(583)	(478)
Total amortization	(735)	(687)	(251)
Unrealized investment gains (losses)	325	(170)	495
Other (1)	—	—	(220)
Balance at December 31,	5,977	5,905	6,338
VOBA
Balance at January 1,	70	78	80
Amortization related to:
Other expenses	(7)	(8)	(10)
Total amortization	(7)	(8)	(10)
Unrealized investment gains (losses)	3	—	8
Balance at December 31,	66	70	78
Total DAC and VOBA
Balance at December 31,	$6,043	$5,975	$6,416
______________

(1)
The year ended December 31, 2013 includes ($220) million that was reclassified to DAC from other liabilities. The amounts reclassified related to affiliated reinsurance agreements accounted for using the deposit method of accounting and represented the DAC amortization on the expense allowances assumed on the agreements from inception. These amounts were previously included in the calculated value of the deposit payable on these agreements and were recorded within other liabilities.

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2015	2014
	(In millions)
Retail	$5,630	$5,544
Group, Voluntary & Worksite Benefits	303	324
Corporate Benefit Funding	105	106
Corporate & Other	5	1
Total	$6,043	$5,975

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
DSI
Balance at January 1,	$122	$175	$180
Capitalization	8	10	15
Amortization	(21)	(28)	(20)
Unrealized investment gains (losses)	21	(35)	—
Balance at December 31,	$130	$122	$175
VODA and VOCRA
Balance at January 1,	$295	$325	$353
Amortization	(30)	(30)	(28)
Balance at December 31,	$265	$295	$325
Accumulated amortization	$192	$162	$132
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA
	(In millions)
2016	$4	$30
2017	$6	$28
2018	$5	$26
2019	$5	$24
2020	$5	$21
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The Company’s Retail Annuities business reinsures 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued since 2004 to an affiliate and portions of the living and death benefit guarantees issued in connection with its variable annuities issued prior to 2004 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. The Company also assumes 90% of the fixed annuities issued by certain affiliates and 100% of certain variable annuity risks issued by an affiliate.
Group, Voluntary & Worksite Benefits
For certain policies within the Group, Voluntary & Worksite Benefits segment, the Company generally retains most of the risk and only cedes particular risks on certain client arrangements. The majority of the Company’s reinsurance activity within this segment relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling.
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2015 and 2014, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.4 billion and $2.3 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2015 and 2014, respectively.
At December 31, 2015, the Company had $5.4 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $4.2 billion, or 78%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.6 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2014, the Company had $5.4 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $4.4 billion, or 82%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.8 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Premiums
Direct premiums	$21,497	$20,963	$20,290
Reinsurance assumed	1,679	1,673	1,469
Reinsurance ceded	(1,242)	(1,252)	(1,284)
Net premiums	$21,934	$21,384	$20,475
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,050	$3,029	$2,913
Reinsurance assumed	58	48	41
Reinsurance ceded	(524)	(611)	(591)
Net universal life and investment-type product policy fees	$2,584	$2,466	$2,363
Other revenues
Direct other revenues	$875	$1,040	$970
Reinsurance assumed	5	2	(2)
Reinsurance ceded	656	766	731
Net other revenues	$1,536	$1,808	$1,699
Policyholder benefits and claims
Direct policyholder benefits and claims	$24,541	$23,978	$23,305
Reinsurance assumed	1,454	1,416	1,225
Reinsurance ceded	(1,468)	(1,539)	(1,498)
Net policyholder benefits and claims	$24,527	$23,855	$23,032
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$2,240	$2,227	$2,322
Reinsurance assumed	33	35	35
Reinsurance ceded	(90)	(88)	(104)
Net interest credited to policyholder account balances	$2,183	$2,174	$2,253
Other expenses
Direct other expenses	$5,448	$5,132	$5,028
Reinsurance assumed	340	399	427
Reinsurance ceded	470	540	533
Net other expenses	$6,258	$6,071	$5,988

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2015				2014
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$1,957	$667	$21,098	$23,722	$1,711	$649	$21,079	$23,439
Deferred policy acquisition costs and value of business acquired	5,973	458	(388)	6,043	6,002	391	(418)	5,975
Total assets	$7,930	$1,125	$20,710	$29,765	$7,713	$1,040	$20,661	$29,414
Liabilities
Future policy benefits	$116,389	$2,530	$(5)	$118,914	$115,143	$2,259	$—	$117,402
Policyholder account balances	94,080	340	—	94,420	95,601	301	—	95,902
Other policy-related balances	6,766	392	43	7,201	5,353	455	32	5,840
Other liabilities	10,384	6,843	15,528	32,755	10,350	7,020	16,077	33,447
Total liabilities	$227,619	$10,105	$15,566	$253,290	$226,447	$10,035	$16,109	$252,591
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $13.6 billion and $13.8 billion at December 31, 2015 and 2014, respectively. The deposit liabilities on reinsurance were $6.5 billion and $6.8 billion at December 31, 2015 and 2014, respectively.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife, Inc. subsidiaries, including MetLife Insurance Company USA (“MetLife USA”), First MetLife Investors Insurance Company (“First MetLife”), MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont and Metropolitan Tower Life Insurance Company, all of which are related parties.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Premiums
Reinsurance assumed	$701	$681	$451
Reinsurance ceded	(40)	(36)	(45)
Net premiums	$661	$645	$406
Universal life and investment-type product policy fees
Reinsurance assumed	$58	$48	$40
Reinsurance ceded	(141)	(240)	(221)
Net universal life and investment-type product policy fees	$(83)	$(192)	$(181)
Other revenues
Reinsurance assumed	$5	$2	$(2)
Reinsurance ceded	607	713	675
Net other revenues	$612	$715	$673
Policyholder benefits and claims
Reinsurance assumed	$652	$623	$402
Reinsurance ceded	(106)	(197)	(144)
Net policyholder benefits and claims	$546	$426	$258
Interest credited to policyholder account balances
Reinsurance assumed	$32	$33	$31
Reinsurance ceded	(90)	(88)	(102)
Net interest credited to policyholder account balances	$(58)	$(55)	$(71)
Other expenses
Reinsurance assumed	$245	$298	$326
Reinsurance ceded	578	680	653
Net other expenses	$823	$978	$979
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2015		2014
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$280	$15,466	$257	$15,453
Deferred policy acquisition costs and value of business acquired	439	(193)	370	(231)
Total assets	$719	$15,273	$627	$15,222
Liabilities
Future policy benefits	$1,436	$(5)	$1,146	$—
Policyholder account balances	326	—	288	—
Other policy-related balances	187	43	264	32
Other liabilities	6,463	13,000	6,610	13,545
Total liabilities	$8,412	$13,038	$8,308	$13,577

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The Company ceded two blocks of business to two affiliates on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $8 million and $20 million at December 31, 2015 and 2014, respectively. Net derivative gains (losses) associated with these embedded derivatives were $12 million, ($39) million and $40 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $712 million and $657 million at December 31, 2015 and 2014, respectively. Net derivative gains (losses) associated with the embedded derivatives were $47 million, $497 million and ($1.7) billion for the years ended December 31, 2015, 2014 and 2013, respectively.
Certain contractual features of the closed block reinsurance agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $694 million and $1.1 billion at December 31, 2015 and 2014, respectively. Net derivative gains (losses) associated with the embedded derivative were $404 million, ($389) million and $664 million for the years ended December 31, 2015, 2014 and 2013, respectively.
In November 2014, MetLife Insurance Company of Connecticut (“MICC”), a wholly-owned subsidiary of MetLife, Inc., re-domesticated from Connecticut to Delaware, changed its name to MetLife Insurance Company USA and merged with its subsidiary, MetLife Investors USA Insurance Company, and its affiliate, MetLife Investors Insurance Company, each a U.S. insurance company that issued variable annuity products in addition to other products, and Exeter Reassurance Company, Ltd. (“Exeter”), a former offshore, captive reinsurance subsidiary of MetLife, Inc. and affiliate of MICC that mainly reinsured guarantees associated with variable annuity products (the “Mergers”). The surviving entity of the Mergers was MetLife USA. Effective January 1, 2014, following receipt of New York State Department of Financial Services approval, MICC withdrew its license to issue insurance policies and annuity contracts in New York.
Prior to the Mergers, certain related party transactions were consummated as summarized below. See Notes 8 and 9 for information regarding additional related party transactions.

•
In January 2014, the Company entered into an agreement with MICC which reinsured all existing New York insurance policies and annuity contracts that include a separate account feature. As a result of this reinsurance agreement, the significant effects to the Company were increases in other invested assets of $192 million, in other liabilities of $572 million and in future policy benefits of $128 million at December 31, 2014. The Company received a one-time payment of cash and cash equivalents and total investments of $494 million from MICC. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company's consolidated balance sheets. The embedded derivative related to this agreement is included within policyholder account balances and was $4 million at both December 31, 2015 and 2014. Net derivative gains (losses) associated with the embedded derivative were less than ($1) million and ($4) million for the years ended December 31, 2015 and 2014, respectively.

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

•
In November 2014, the Company entered into an agreement to assume 100% of certain variable annuities including guaranteed minimum benefit guarantees on a modified coinsurance basis from First MetLife. As a result of this reinsurance agreement, the significant effects to the Company were decreases in other liabilities of $269 million at December 31, 2014. The Company made a one-time payment of cash and cash equivalents to First MetLife of $218 million at December 31, 2014. Certain contractual features of this agreement qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company's consolidated balance sheets. The embedded derivative related to this agreement is included within policyholder account balances and was $122 million and $68 million at December 31, 2015 and 2014, respectively. Net derivative gains (losses) associated with the embedded derivative were ($54) million and ($38) million for the years ended December 31, 2015 and 2014, respectively.

The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $2.2 billion and $2.1 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2015 and 2014, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $11.7 billion at both December 31, 2015 and 2014. The deposit liabilities on affiliated reinsurance were $6.5 billion and $6.7 billion at December 31, 2015 and 2014, respectively.
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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2015	2014
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,278	$41,667
Other policy-related balances	249	265
Policyholder dividends payable	468	461
Policyholder dividend obligation	1,783	3,155
Current income tax payable	—	1
Other liabilities	380	646
Total closed block liabilities	44,158	46,195
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,556	29,199
Equity securities available-for-sale, at estimated fair value	111	91
Mortgage loans	6,022	6,076
Policy loans	4,642	4,646
Real estate and real estate joint ventures	462	666
Other invested assets	1,066	1,065
Total investments	39,859	41,743
Cash and cash equivalents	236	227
Accrued investment income	474	477
Premiums, reinsurance and other receivables	56	67
Current income tax recoverable	11	—
Deferred income tax assets	234	289
Total assets designated to the closed block	40,870	42,803
Excess of closed block liabilities over assets designated to the closed block	3,288	3,392
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,382	2,291
Unrealized gains (losses) on derivatives, net of income tax	76	28
Allocated to policyholder dividend obligation, net of income tax	(1,159)	(2,051)
Total amounts included in AOCI	299	268
Maximum future earnings to be recognized from closed block assets and liabilities	$3,587	$3,660
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$3,155	$1,771	$3,828
Change in unrealized investment and derivative gains (losses)	(1,372)	1,384	(2,057)
Balance at December 31,	$1,783	$3,155	$1,771

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Revenues
Premiums	$1,850	$1,918	$1,987
Net investment income	1,982	2,093	2,130
Net investment gains (losses)	(23)	7	25
Net derivative gains (losses)	27	20	(6)
Total revenues	3,836	4,038	4,136
Expenses
Policyholder benefits and claims	2,564	2,598	2,702
Policyholder dividends	1,015	988	979
Other expenses	143	155	165
Total expenses	3,722	3,741	3,846
Revenues, net of expenses before provision for income tax expense (benefit)	114	297	290
Provision for income tax expense (benefit)	41	104	101
Revenues, net of expenses and provision for income tax expense (benefit)	$73	$193	$189
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

	December 31, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
					(In millions)
Fixed maturity securities
U.S. corporate	$59,305	$3,763	$1,511	$—	$61,557	$59,532	$6,246	$421	$—	$65,357
U.S. Treasury and agency	36,183	3,638	128	—	39,693	34,391	4,698	19	—	39,070
Foreign corporate	27,218	1,005	1,427	1	26,795	28,395	1,934	511	—	29,818
RMBS	23,195	1,008	252	36	23,915	26,893	1,493	157	66	28,163
State and political subdivision	6,070	935	29	2	6,974	5,329	1,197	6	—	6,520
CMBS	6,547	114	82	—	6,579	7,705	241	33	—	7,913
ABS	6,665	40	138	—	6,567	8,206	102	82	—	8,226
Foreign government	3,178	536	108	—	3,606	3,153	761	70	—	3,844
Total fixed maturity securities	$168,361	$11,039	$3,675	$39	$175,686	$173,604	$16,672	$1,299	$66	$188,911
Equity securities
Common stock	$1,298	$46	$101	$—	$1,243	$1,236	$142	$26	$—	$1,352
Non-redeemable preferred stock	687	59	40	—	706	690	53	30	—	713
Total equity securities	$1,985	$105	$141	$—	$1,949	$1,926	$195	$56	$—	$2,065
The Company held non-income producing fixed maturity securities with an estimated fair value of $3 million and $6 million with unrealized gains (losses) of less than $1 million and $5 million at December 31, 2015 and 2014, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2015:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$6,323	$38,390	$34,613	$52,628	$36,407	$168,361
Estimated fair value	$6,252	$39,432	$35,000	$57,941	$37,061	$175,686
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured securities (RMBS, CMBS and ABS) are shown separately, as they are not due at a single maturity.
Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position.

	December 31, 2015				December 31, 2014
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$17,480	$1,078	$2,469	$433	$8,950	$260	$2,251	$161
U.S. Treasury and agency	11,683	125	248	3	3,933	6	982	13
Foreign corporate	8,823	669	4,049	759	7,052	397	1,165	114
RMBS	6,065	158	1,769	130	3,141	63	1,900	160
State and political subdivision	767	26	15	5	26	—	76	6
CMBS	2,266	42	509	40	772	20	461	13
ABS	3,211	54	1,817	84	3,147	45	732	37
Foreign government	961	91	87	17	327	32	265	38
Total fixed maturity securities	$51,256	$2,243	$10,963	$1,471	$27,348	$823	$7,832	$542
Equity securities
Common stock	$182	$99	$19	$2	$98	$26	$1	$—
Non-redeemable preferred stock	56	2	132	38	32	—	139	30
Total equity securities	$238	$101	$151	$40	$130	$26	$140	$30
Total number of securities in an unrealized loss position	4,167		807		1,997		642

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2015. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $2.3 billion during the year ended December 31, 2015 to $3.7 billion. The increase in gross unrealized losses for the year ended December 31, 2015 was primarily attributable to widening credit spreads, an increase in interest rates and, to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At December 31, 2015, $271 million of the total $3.7 billion of gross unrealized losses were from 50 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $271 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $187 million, or 69%, were related to gross unrealized losses on 27 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $271 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $84 million, or 31%, were related to gross unrealized losses on 23 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily utility and industrial securities) and non-agency RMBS (primarily alternative residential mortgage loans) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector and valuations of residential real estate supporting non-agency RMBS. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates non-agency RMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Gross unrealized losses on equity securities increased $85 million during the year ended December 31, 2015 to $141 million. Of the $141 million, $31 million were from eight securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $31 million, 68% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2015		2014
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans
Commercial	$33,440	62.3%	$32,482	66.2%
Agricultural	11,663	21.7	11,033	22.5
Residential	8,562	15.9	5,494	11.2
Subtotal	53,665	99.9	49,009	99.9
Valuation allowances	(257)	(0.5)	(258)	(0.5)
Subtotal mortgage loans, net	53,408	99.4	48,751	99.4
Residential — FVO	314	0.6	308	0.6
Total mortgage loans, net	$53,722	100.0%	$49,059	100.0%
The Company originates and acquires unaffiliated mortgage loans and simultaneously sells a portion to affiliates under master participation agreements. The aggregate amount of unaffiliated mortgage loan participation interests sold by the Company to affiliates during the years ended December 31, 2015, 2014 and 2013 were $3.0 billion, $1.9 billion and $2.3 billion, respectively. In connection with the mortgage loan participations, the Company collected mortgage loan principal and interest payments from unaffiliated borrowers on behalf of affiliates and remitted such receipts to the affiliates in the amount of $1.8 billion, $1.3 billion and $1.8 billion during the years ended December 31, 2015, 2014 and 2013, respectively.
Purchases of mortgage loans from third parties were $3.9 billion and $4.7 billion for the years ended December 31, 2015 and 2014, respectively.
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential — FVO is presented in Note 10. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at and for the years ended:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
December 31, 2015
Commercial	$—	$—	$—	$57	$57	$33,383	$165	$57	$120
Agricultural	45	43	3	22	21	11,599	34	61	60
Residential	—	—	—	141	131	8,431	55	131	84
Total	$45	$43	$3	$220	$209	$53,413	$254	$249	$264
December 31, 2014
Commercial	$75	$75	$24	$84	$84	$32,323	$158	$135	$298
Agricultural	47	45	2	14	13	10,975	33	56	76
Residential	—	—	—	40	37	5,457	41	37	17
Total	$122	$120	$26	$138	$134	$48,755	$232	$228	$391

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $430 million, $151 million and $2 million, respectively, for the year ended December 31, 2013.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2013	$256	$48	$—	$304
Provision (release)	(43)	3	19	(21)
Charge-offs, net of recoveries	—	(11)	—	(11)
Balance at December 31, 2013	213	40	19	272
Provision (release)	(8)	(4)	27	15
Charge-offs, net of recoveries	(23)	(1)	(5)	(29)
Balance at December 31, 2014	182	35	41	258
Provision (release)	2	2	30	34
Charge-offs, net of recoveries	(19)	—	(16)	(35)
Balance at December 31, 2015	$165	$37	$55	$257
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
For commercial mortgage loans, the primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial mortgage loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and the values utilized in calculating the ratio are updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of the Company’s ongoing review of its commercial mortgage loan portfolio.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(In millions)					(In millions)
December 31, 2015
Loan-to-value ratios
Less than 65%	$28,828	$909	$408	$30,145	90.2%	$30,996	90.5%
65% to 75%	2,550	138	61	2,749	8.2	2,730	8.0
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	208	115	223	546	1.6	519	1.5
Total	$31,586	$1,162	$692	$33,440	100.0%	$34,245	100.0%
December 31, 2014
Loan-to-value ratios
Less than 65%	$26,810	$746	$761	$28,317	87.2%	$29,860	87.7%
65% to 75%	2,783	391	86	3,260	10.0	3,322	9.8
76% to 80%	109	—	8	117	0.4	121	0.3
Greater than 80%	384	256	148	788	2.4	736	2.2
Total	$30,086	$1,393	$1,003	$32,482	100.0%	$34,039	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2015		2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$10,975	94.1%	$10,462	94.8%
65% to 75%	609	5.2	469	4.2
76% to 80%	21	0.2	17	0.2
Greater than 80%	58	0.5	85	0.8
Total	$11,663	100.0%	$11,033	100.0%
The estimated fair value of agricultural mortgage loans was $11.9 billion and $11.4 billion at December 31, 2015 and 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2015		2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators
Performing	$8,261	96.5%	$5,345	97.3%
Nonperforming	301	3.5	149	2.7
Total	$8,562	100.0%	$5,494	100.0%
The estimated fair value of residential mortgage loans was $8.8 billion and $5.6 billion at December 31, 2015 and 2014, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2015 and 2014. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In millions)
Commercial	$—	$—	$—	$75
Agricultural	103	1	46	41
Residential	301	149	301	149
Total	$404	$150	$347	$265
Mortgage Loans Modified in a Troubled Debt Restructuring
For a small portion of the mortgage loan portfolio, classified as troubled debt restructurings, concessions are granted related to borrowers experiencing financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concession granted is considered in determining any impairment or changes in the specific valuation allowance. During the years ended December 31, 2015 and 2014, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9) tax credit and renewable energy partnerships, loans to affiliates, leveraged leases, annuities funding structured settlement claims and direct financing leases. See “— Related Party Investment Transactions” for information regarding loans to affiliates and annuities funding structured settlement claims.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $1.6 billion at both December 31, 2015 and 2014. Losses from tax credit partnerships included within net investment income were $163 million, $152 million, and $137 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Leveraged and Direct Financing Leases
Investment in leveraged and direct financing leases consisted of the following at:

	December 31,
	2015		2014
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Rental receivables, net	$1,238	$376	$1,320	$406
Estimated residual values	755	57	827	57
Subtotal	1,993	433	2,147	463
Unearned income	(615)	(159)	(686)	(178)
Investment in leases, net of non-recourse debt	$1,378	$274	$1,461	$285
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 30 years, while the payment periods for direct financing leases range from one to 21 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2015 and 2014, all leveraged lease receivables and direct financing rental receivables were performing.
The deferred income tax liability related to leveraged leases was $1.3 billion at both December 31, 2015 and 2014.
The components of income from investments in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2015		2014		2013
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Income from investment in leases	$48	$20	$51	$19	$60	$17
Less: Income tax expense on leases	17	7	18	7	21	6
Investment income after income tax	$31	$13	$33	$12	$39	$11
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.9 billion and $1.0 billion at December 31, 2015 and 2014, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Fixed maturity securities	$7,331	$15,374	$8,521
Fixed maturity securities with noncredit OTTI losses in AOCI	(39)	(66)	(149)
Total fixed maturity securities	7,292	15,308	8,372
Equity securities	27	173	83
Derivatives	2,208	1,649	361
Other	137	87	5
Subtotal	9,664	17,217	8,821
Amounts allocated from:
Future policy benefits	(7)	(1,964)	(610)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	(3)	5
DAC, VOBA and DSI	(572)	(918)	(721)
Policyholder dividend obligation	(1,783)	(3,155)	(1,771)
Subtotal	(2,362)	(6,040)	(3,097)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	14	25	51
Deferred income tax benefit (expense)	(2,542)	(3,928)	(2,070)
Net unrealized investment gains (losses)	4,774	7,274	3,705
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$4,773	$7,273	$3,704
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2015	2014
	(In millions)
Balance at January 1,	$(66)	$(149)
Noncredit OTTI losses and subsequent changes recognized	5	10
Securities sold with previous noncredit OTTI loss	105	41
Subsequent changes in estimated fair value	(83)	32
Balance at December 31,	$(39)	$(66)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$7,273	$3,704	$6,339
Fixed maturity securities on which noncredit OTTI losses have been recognized	27	83	107
Unrealized investment gains (losses) during the year	(7,580)	8,313	(11,205)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,957	(1,354)	4,510
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	3	(8)	(7)
DAC, VOBA and DSI	346	(197)	510
Policyholder dividend obligation	1,372	(1,384)	2,057
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(11)	(26)	(35)
Deferred income tax benefit (expense)	1,386	(1,858)	1,428
Net unrealized investment gains (losses)	4,773	7,273	3,704
Net unrealized investment gains (losses) attributable to noncontrolling interests	—	—	—
Balance at December 31,	$4,773	$7,273	$3,704
Change in net unrealized investment gains (losses)	$(2,500)	$3,569	$(2,635)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	—	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$(2,500)	$3,569	$(2,635)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2015 and 2014.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2015	2014
	(In millions)
Securities on loan: (1)
Amortized cost	$16,257	$19,099
Estimated fair value	$17,700	$21,185
Cash collateral on deposit from counterparties (2)	$18,053	$21,635
Security collateral on deposit from counterparties (3)	$22	$19
Reinvestment portfolio — estimated fair value	$18,138	$22,046
______________

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$6,260	$7,421	$4,303	$17,984	99.6%
U.S. corporate	1	41	—	42	0.3
Agency RMBS	—	6	21	27	0.1
Foreign corporate	—	—	—	—	—
Foreign government	—	—	—	—	—
Total	$6,261	$7,468	$4,324	$18,053	100.0%

	December 31, 2014
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. Treasury and agency	$7,346	$7,401	$3,912	$18,659	86.2%
U.S. corporate	109	148	—	257	1.2
Agency RMBS	—	387	2,015	2,402	11.1
Foreign corporate	152	89	—	241	1.1
Foreign government	22	54	—	76	0.4
Total	$7,629	$8,079	$5,927	$21,635	100.0%
______________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2015 was $6.1 billion, over 99% of which were U.S. Treasury and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. Treasury and agency, agency RMBS, ABS, U.S. and foreign corporate securities) with 66% invested in U.S. Treasury and agency securities, agency RMBS, cash equivalents, short-term investments or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	December 31,
	2015	2014
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,245	$1,421
Invested assets pledged as collateral (1)	19,011	20,712
Total invested assets on deposit and pledged as collateral	$20,256	$22,133
______________

(1)	The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), and derivative transactions (see Note 9).
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The Company’s PCI fixed maturity securities were as follows at:

	December 31,
	2015	2014
	(In millions)
Outstanding principal and interest balance (1)	$5,139	$4,614
Carrying value (2)	$3,937	$3,651
______________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about PCI fixed maturity securities acquired during the periods indicated:

	Years Ended December 31,
	2015	2014
	(In millions)
Contractually required payments (including interest)	$1,401	$820
Cash flows expected to be collected (1)	$1,222	$644
Fair value of investments acquired	$905	$433
______________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.
The following table presents activity for the accretable yield on PCI fixed maturity securities for:

	Years Ended December 31,
	2015	2014
	(In millions)
Accretable yield, January 1,	$1,883	$2,431
Investments purchased	317	211
Accretion recognized in earnings	(276)	(217)
Disposals	(48)	(47)
Reclassification (to) from nonaccretable difference	(92)	(495)
Accretable yield, December 31,	$1,784	$1,883
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $10.2 billion at December 31, 2015. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $3.4 billion at December 31, 2015. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations for only one of the three most recent annual periods: 2013. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2015, 2014 and 2013. Aggregate total assets of these entities totaled $397.9 billion and $351.0 billion at December 31, 2015 and 2014, respectively. Aggregate total liabilities of these entities totaled $64.1 billion and $32.1 billion at December 31, 2015 and 2014, respectively. Aggregate net income (loss) of these entities totaled $23.4 billion, $33.7 billion and $25.0 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2015 and 2014.

	December 31,
	2015		2014
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Fixed maturity securities (1)	$104	$50	$163	$78
Other investments (2)	89	13	121	30
Total	$193	$63	$284	$108
______________

(1)
The Company consolidates certain fixed maturity securities purchased in an investment structure which was partially funded with affiliated long-term debt. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was $2 million for each of the years ended December 31, 2015, 2014 and 2013.

(2)
Other investments is comprised of other invested assets, other limited partnership interests, CSEs reported within FVO securities and real estate joint ventures. The Company consolidates CSEs which are entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both December 31, 2015 and 2014. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million, $1 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Effective March 31, 2014, as a result of a quarterly reassessment in the first quarter of 2014, the Company deconsolidated an open ended core real estate fund, based on the terms of a revised partnership agreement. At December 31, 2013, the Company had consolidated this real estate fund. Assets of the real estate fund are a real estate investment trust which holds primarily traditional core income-producing real estate which has associated liabilities that are primarily non-recourse debt secured by certain real estate assets of the fund. As a result of the deconsolidation in 2014, supplemental disclosures of cash flow information on the consolidated statements of cash flows for the year ended December 31, 2014 includes reductions in redeemable noncontrolling interests, long-term debt and real estate and real estate joint ventures.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2015		2014
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$37,061	$37,061	$44,302	$44,302
U.S. and foreign corporate	1,593	1,593	1,919	1,919
Other limited partnership interests	2,874	3,672	3,722	4,833
Other invested assets	1,564	2,116	1,683	2,003
Real estate joint ventures	31	44	52	74
Total	$43,123	$44,486	$51,678	$53,131
______________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $179 million and $212 million at December 31, 2015 and 2014, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 17, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during the years ended December 31, 2015, 2014 and 2013.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Investment income:
Fixed maturity securities	$7,930	$8,260	$8,279
Equity securities	91	86	78
Trading and FVO securities — Actively traded and FVO general account securities (1)	(15)	23	43
Mortgage loans	2,514	2,378	2,405
Policy loans	435	448	440
Real estate and real estate joint ventures	743	725	699
Other limited partnership interests	519	721	633
Cash, cash equivalents and short-term investments	25	26	32
Operating joint venture	9	2	(4)
Other	202	61	21
Subtotal	12,453	12,730	12,626
Less: Investment expenses	876	838	844
Subtotal, net	11,577	11,892	11,782
FVO CSEs — interest income:
Securities	—	1	3
Subtotal	—	1	3
Net investment income	$11,577	$11,893	$11,785
______________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income were ($18) million, ($14) million and $4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. FVO securities include certain fixed maturity and equity securities held-for-investment by the general account to support asset/liability management strategies for certain insurance products and securities held by CSEs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(21)	$(6)	$(12)
Utility	(15)	—	(48)
Finance	—	—	(4)
Communications	—	—	(2)
Total U.S. and foreign corporate securities	(36)	(6)	(66)
RMBS	(17)	(20)	(62)
State and political subdivision	(1)	—	—
OTTI losses on fixed maturity securities recognized in earnings	(54)	(26)	(128)
Fixed maturity securities — net gains (losses) on sales and disposals	(114)	(99)	177
Total gains (losses) on fixed maturity securities	(168)	(125)	49
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(37)	(5)	(2)
Non-redeemable preferred stock	—	(16)	(17)
OTTI losses on equity securities recognized in earnings	(37)	(21)	(19)
Equity securities — net gains (losses) on sales and disposals	—	42	6
Total gains (losses) on equity securities	(37)	21	(13)
Trading and FVO securities — FVO general account securities	—	1	11
Mortgage loans	(90)	(36)	31
Real estate and real estate joint ventures	430	252	(15)
Other limited partnership interests	(66)	(69)	(41)
Other	(18)	(108)	5
Subtotal	51	(64)	27
FVO CSEs:
Securities	—	—	2
Long-term debt — related to securities	—	(1)	(2)
Non-investment portfolio gains (losses)	208	208	21
Subtotal	208	207	21
Total net investment gains (losses)	$259	$143	$48
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $125 million, $132 million and less than $1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	Fixed Maturity Securities			Equity Securities
	(In millions)
Proceeds	$60,957	$44,906	$45,538	$105	$128	$144
Gross investment gains	$584	$260	$556	$28	$46	$25
Gross investment losses	(698)	(359)	(379)	(28)	(4)	(19)
OTTI losses	(54)	(26)	(128)	(37)	(21)	(19)
Net investment gains (losses)	$(168)	$(125)	$49	$(37)	$21	$(13)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2015	2014
	(In millions)
Balance at January 1,	$263	$277
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	14	1
Additional impairments — credit loss OTTI on securities previously impaired	15	15
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(102)	(30)
Increase in cash flows — accretion of previous credit loss OTTI	(2)	—
Balance at December 31,	$188	$263
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$1,003	$97	$781
Amortized cost of invested assets transferred to affiliates	$941	$89	$688
Net investment gains (losses) recognized on transfers	$62	$8	$93
Estimated fair value of invested assets transferred from affiliates	$237	$882	$882
In 2013, prior to the Mergers, the Company transferred invested assets to and from MICC of $751 million and $739 million, respectively, related to the establishment of a custodial account to secure certain policyholder liabilities, which is included in the table above. See Note 6 for additional information on the Mergers.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

In July 2014, prior to the Mergers, the Company purchased from certain affiliates MetLife, Inc. affiliated loans with an unpaid principal balance of $400 million and estimated fair value of $437 million, which are included in the table above. The unpaid principal balance of MetLife, Inc. affiliated loans held by the Company totals $1.9 billion, bear interest at the following fixed rates, payable semiannually, and are due as follows: $250 million at 7.44% due on September 30, 2016, $500 million at 3.54% due on June 30, 2019, $250 million at 3.57% due on October 1, 2019, $445 million at 5.64% due on July 15, 2021 and $480 million at 5.86% due on December 16, 2021. The carrying value of these MetLife, Inc. affiliated loans totaled $2.0 billion at both December 31, 2015 and 2014 which are included in other invested assets. Net investment income from these affiliated loans was $95 million, $92 million and $90 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As a structured settlements assignment company, the Company purchases annuities from affiliates to fund the periodic structured settlement claim payment obligations it assumes. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate annuity contract values recorded, for which the Company has also recorded an unpaid claim obligation of equal amounts, were $1.3 billion at December 31, 2015. The related net investment income and corresponding policyholder benefits and claims recognized were $63 million for the year ended December 31, 2015.
The Company had a surplus note outstanding from American Life Insurance Company, an affiliate, which was included in other invested assets, totaling $100 million at both December 31, 2015 and 2014. The loan, which bears interest at a fixed rate of 3.17%, payable semiannually, is due on June 30, 2020. Net investment income from this surplus note was $3 million and less than $1 million for the years ended December 31, 2015 and 2014, respectively.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $157 million, $179 million and $172 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also earned additional affiliated net investment income of $4 million for each of the years ended December 31, 2015, 2014 and 2013.
See “— Mortgage Loans — Mortgage Loans by Portfolio Segment” for discussion of mortgage loan participation agreements with affiliates.
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
Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company utilizes interest rate swaps in fair value, cash flow and nonqualifying hedging relationships.

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
The Company purchases interest rate caps and floors primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities, as well as to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in nonqualifying hedging relationships.
Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter into a swap with a forward starting effective date. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. The Company utilizes swaptions in nonqualifying hedging relationships. Swaptions are included in interest rate options.
The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company utilizes interest rate forwards in cash flow hedging relationships.
To a lesser extent, the Company uses exchange-traded interest rate futures in nonqualifying hedging relationships.
Foreign Currency Exchange Rate Derivatives
The Company uses foreign currency exchange rate derivatives, including foreign currency swaps and foreign currency forwards, to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow and nonqualifying hedging relationships.
In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. The Company utilizes foreign currency forwards in nonqualifying hedging relationships.
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, involuntary restructuring or governmental intervention. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in nonqualifying hedging relationships.
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
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. The Company utilizes equity variance swaps in nonqualifying hedging relationships.
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.
TRRs are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses TRRs to hedge its equity market guarantees in certain of its insurance products. TRRs can be used as hedges or to synthetically create investments. The Company utilizes TRRs in nonqualifying hedging relationships.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2015			2014
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$5,089	$2,177	$11	$5,632	$2,031	$18
Foreign currency swaps	Foreign currency exchange rate	2,133	61	159	2,709	65	101
Subtotal		7,222	2,238	170	8,341	2,096	119
Cash flow hedges:
Interest rate swaps	Interest rate	1,960	426	—	2,191	447	—
Interest rate forwards	Interest rate	70	15	—	70	18	—
Foreign currency swaps	Foreign currency exchange rate	18,743	1,132	1,376	14,895	501	614
Subtotal		20,773	1,573	1,376	17,156	966	614
Total qualifying hedges		27,995	3,811	1,546	25,497	3,062	733
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	51,489	2,613	1,197	56,394	2,213	1,072
Interest rate floors	Interest rate	13,701	252	10	36,141	319	108
Interest rate caps	Interest rate	55,136	67	2	41,227	134	1
Interest rate futures	Interest rate	2,023	—	2	70	—	—
Interest rate options	Interest rate	2,295	227	4	6,399	379	15
Synthetic GICs	Interest rate	4,216	—	—	4,298	—	—
Foreign currency swaps	Foreign currency exchange rate	8,095	600	94	8,774	359	176
Foreign currency forwards	Foreign currency exchange rate	3,014	83	36	3,985	92	80
Credit default swaps — purchased	Credit	819	28	8	857	8	11
Credit default swaps — written	Credit	6,577	51	11	7,419	130	5
Equity futures	Equity market	1,452	15	—	954	10	—
Equity index options	Equity market	7,364	326	349	7,698	328	352
Equity variance swaps	Equity market	5,676	62	160	5,678	60	146
TRRs	Equity market	952	11	9	911	10	33
Total non-designated or nonqualifying derivatives		162,809	4,335	1,882	180,805	4,042	1,999
Total		$190,804	$8,146	$3,428	$206,302	$7,104	$2,732
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2015 and 2014. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$463	$1,207	$(1,205)
Embedded derivatives gains (losses)	418	(170)	135
Total net derivative gains (losses)	$881	$1,037	$(1,070)
______________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Qualifying hedges:
Net investment income	$227	$162	$129
Interest credited to policyholder account balances	28	106	148
Nonqualifying hedges:
Net investment income	(5)	(4)	(6)
Net derivative gains (losses)	518	484	450
Policyholder benefits and claims	2	8	—
Total	$770	$756	$721

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Year Ended December 31, 2015
Interest rate derivatives	$(243)	$—	$—
Foreign currency exchange rate derivatives	678	—	—
Credit derivatives — purchased	17	(3)	—
Credit derivatives — written	(57)	—	—
Equity derivatives	(152)	(11)	—
Total	$243	$(14)	$—
Year Ended December 31, 2014
Interest rate derivatives	$314	$—	$—
Foreign currency exchange rate derivatives	554	—	—
Credit derivatives — purchased	(2)	—	—
Credit derivatives — written	(1)	—	—
Equity derivatives	11	(10)	(10)
Total	$876	$(10)	$(10)
Year Ended December 31, 2013
Interest rate derivatives	$(1,753)	$—	$—
Foreign currency exchange rate derivatives	(69)	—	—
Credit derivatives — purchased	(6)	(14)	—
Credit derivatives — written	100	1	—
Equity derivatives	—	(22)	—
Total	$(1,728)	$(35)	$—
______________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2015
Interest rate swaps:	Fixed maturity securities	$4	$—	$4
	Policyholder liabilities (1)	(4)	(6)	(10)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	14	(5)	9
	Foreign-denominated policyholder account balances (2)	(240)	231	(9)
Total		$(226)	$220	$(6)
Year Ended December 31, 2014
Interest rate swaps:	Fixed maturity securities	$4	$(1)	$3
	Policyholder liabilities (1)	649	(635)	14
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(11)	2
	Foreign-denominated policyholder account balances (2)	(283)	270	(13)
Total		$383	$(377)	$6
Year Ended December 31, 2013
Interest rate swaps:	Fixed maturity securities	$34	$(33)	$1
	Policyholder liabilities (1)	(800)	807	7
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(12)	1
	Foreign-denominated policyholder account balances (2)	(98)	112	14
Total		$(851)	$874	$23
______________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $14 million and ($14) million for the years ended December 31, 2015 and 2014, respectively, and were not significant for the year ended December 31, 2013.
At December 31, 2015 and 2014, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years and six years, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

At December 31, 2015 and 2014, the balance in AOCI associated with cash flow hedges was $2.2 billion and $1.6 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses)Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2015
Interest rate swaps	$76	$83	$11	$2
Interest rate forwards	(3)	4	2	—
Foreign currency swaps	(92)	(679)	(1)	7
Credit forwards	—	1	1	—
Total	$(19)	$(591)	$13	$9
Year Ended December 31, 2014
Interest rate swaps	$587	$41	$9	$3
Interest rate forwards	34	(8)	2	—
Foreign currency swaps	(15)	(725)	(2)	2
Credit forwards	—	—	1	—
Total	$606	$(692)	$10	$5
Year Ended December 31, 2013
Interest rate swaps	$(511)	$20	$8	$(3)
Interest rate forwards	(43)	1	2	—
Foreign currency swaps	(120)	(15)	(3)	2
Credit forwards	(3)	—	1	—
Total	$(677)	$6	$8	$(1)
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2015, $93 million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6.6 billion and $7.4 billion at December 31, 2015 and 2014, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2015 and 2014, the Company would have received $40 million and $125 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2015			2014
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$2	$245	2.5	$5	$415	2.2
Credit default swaps referencing indices	5	1,366	3.3	10	1,566	2.7
Subtotal	7	1,611	3.2	15	1,981	2.6
Baa
Single name credit default swaps (corporate)	5	752	2.6	15	1,002	2.8
Credit default swaps referencing indices	21	3,452	4.8	59	3,687	4.5
Subtotal	26	4,204	4.4	74	4,689	4.1
Ba
Single name credit default swaps (corporate)	(2)	60	2.2	—	60	3.0
Credit default swaps referencing indices	(1)	100	1.0	(1)	100	2.0
Subtotal	(3)	160	1.4	(1)	160	2.4
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	10	602	4.9	37	589	4.9
Subtotal	10	602	4.9	37	589	4.9
Total	$40	$6,577	4.1	$125	$7,419	3.8
______________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $6.6 billion and $7.4 billion from the table above were $70 million and $60 million at December 31, 2015 and 2014, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $20 million and $15 million in gross notional amount and ($2) million and $1 million in estimated fair value at December 31, 2015 and 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Credit Risk on Freestanding Derivatives
The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive estimated fair value of derivatives at the reporting date after taking into consideration the existence of master netting or similar agreements and any collateral received pursuant to such agreements.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2015		2014
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,368	$2,667	$6,497	$2,092
OTC-cleared (1)	909	783	740	682
Exchange-traded	15	2	10	—
Total gross estimated fair value of derivatives (1)	8,292	3,452	7,247	2,774
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	8,292	3,452	7,247	2,774
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,117)	(2,117)	(1,742)	(1,742)
OTC-cleared	(776)	(776)	(638)	(638)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,705)	(3)	(2,470)	(2)
OTC-cleared	(119)	—	(97)	(40)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,345)	(541)	(2,161)	(333)
OTC-cleared	—	—	—	(3)
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$230	$15	$139	$16
______________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

(1)
At December 31, 2015 and 2014, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $146 million and $143 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $24 million and $42 million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. In certain instances, cash collateral pledged to the Company as initial margin for OTC-bilateral derivatives is held in separate custodial accounts and is not recorded on the Company’s balance sheet because the account title is in the name of the counterparty (but segregated for the benefit of the Company). The amount of this off-balance sheet collateral was $0 and $138 million at December 31, 2015 and 2014, respectively.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2015 and 2014, the Company received excess cash collateral of $17 million and $0, respectively, and provided excess cash collateral of $58 million and $31 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2015 none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2015 and 2014, the Company received excess securities collateral with an estimated fair value of $71 million and $243 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2015 and 2014, the Company provided excess securities collateral with an estimated fair value of $81 million and $57 million, respectively, for its OTC-bilateral derivatives, and $239 million and $155 million, respectively, for its OTC-cleared derivatives, and $15 million and $17 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the estimated fair value of that counterparty’s derivatives reaches a pre-determined threshold. Certain of these arrangements also include financial strength-contingent provisions that provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength ratings of Metropolitan Life Insurance Company, or its subsidiaries, as applicable, and/or the credit ratings of the counterparty. In addition, certain of the Company’s netting agreements for derivatives contain provisions that require both Metropolitan Life Insurance Company, or its subsidiaries, as applicable, and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that Metropolitan Life Insurance Company, or its subsidiaries, as applicable, would be required to provide if there was a one-notch downgrade in such companies’ financial strength rating at the reporting date or if such companies’ financial strength rating sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	December 31,
	2015			2014
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$547	$3	$550	$334	$4	$338
Estimated Fair Value of Collateral Provided
Fixed maturity securities	$622	$—	$622	$390	$—	$390
Cash	$—	$4	$4	$—	$2	$2
Fair Value of Incremental Collateral Provided Upon
One-notch downgrade in financial strength rating	$—	$—	$—	$—	$—	$—
Downgrade in financial strength rating to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—	$—	$—	$—	$—
______________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2015	2014
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$712	$657
Options embedded in debt or equity securities	Investments	(142)	(150)
Net embedded derivatives within asset host contracts		$570	$507
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(284)	$(548)
Assumed guaranteed minimum benefits	Policyholder account balances	126	72
Funds withheld on ceded reinsurance	Other liabilities	687	1,200
Other	Policyholder account balances	(3)	7
Net embedded derivatives within liability host contracts		$526	$731

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net derivative gains (losses) (1), (2)	$418	$(170)	$135
______________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $29 million, $14 million and ($42) million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($4) million, ($9) million and $125 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	See Note 6 for discussion of affiliated net derivative gains (losses).
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

	December 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$56,848	$4,709	$61,557
U.S. Treasury and agency	23,015	16,678	—	39,693
Foreign corporate	—	23,222	3,573	26,795
RMBS	—	20,585	3,330	23,915
State and political subdivision	—	6,941	33	6,974
CMBS	—	6,361	218	6,579
ABS	—	5,699	868	6,567
Foreign government	—	3,331	275	3,606
Total fixed maturity securities	23,015	139,665	13,006	175,686
Equity securities	424	1,197	328	1,949
Trading and FVO securities:
Actively traded securities	—	400	4	404
FVO general account securities	—	—	15	15
FVO securities held by CSEs	—	2	10	12
Total trading and FVO securities	—	402	29	431
Short-term investments	1,513	3,882	200	5,595
Residential mortgage loans — FVO	—	—	314	314
Derivative assets: (1)
Interest rate	—	5,762	15	5,777
Foreign currency exchange rate	—	1,876	—	1,876
Credit	—	72	7	79
Equity market	15	282	117	414
Total derivative assets	15	7,992	139	8,146
Net embedded derivatives within asset host contracts (2)	—	—	712	712
Separate account assets (3)	23,498	110,921	1,520	135,939
Total assets	$48,465	$264,059	$16,248	$328,772
Liabilities
Derivative liabilities: (1)
Interest rate	$2	$1,224	$—	$1,226
Foreign currency exchange rate	—	1,665	—	1,665
Credit	—	17	2	19
Equity market	—	358	160	518
Total derivative liabilities	2	3,264	162	3,428
Net embedded derivatives within liability host contracts (2)	—	—	526	526
Long-term debt	—	50	36	86
Long-term debt of CSEs — FVO	—	—	11	11
Trading liabilities (4)	103	50	—	153
Total liabilities	$105	$3,364	$735	$4,204

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$60,420	$4,937	$65,357
U.S. Treasury and agency	21,625	17,445	—	39,070
Foreign corporate	—	26,227	3,591	29,818
RMBS	—	24,534	3,629	28,163
State and political subdivision	—	6,520	—	6,520
CMBS	—	7,464	449	7,913
ABS	—	6,734	1,492	8,226
Foreign government	—	3,642	202	3,844
Total fixed maturity securities	21,625	152,986	14,300	188,911
Equity securities	584	1,266	215	2,065
Trading and FVO securities:
Actively traded securities	22	627	5	654
FVO general account securities	—	22	14	36
FVO securities held by CSEs	—	3	12	15
Total trading and FVO securities	22	652	31	705
Short-term investments (5)	860	3,091	230	4,181
Residential mortgage loans — FVO	—	—	308	308
Derivative assets: (1)
Interest rate	—	5,524	17	5,541
Foreign currency exchange rate	—	1,010	7	1,017
Credit	—	125	13	138
Equity market	10	279	119	408
Total derivative assets	10	6,938	156	7,104
Net embedded derivatives within asset host contracts (2)	—	—	657	657
Separate account assets (3)	26,119	111,601	1,615	139,335
Total assets	$49,220	$276,534	$17,512	$343,266
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,214	$—	$1,214
Foreign currency exchange rate	—	971	—	971
Credit	—	15	1	16
Equity market	—	382	149	531
Total derivative liabilities	—	2,582	150	2,732
Net embedded derivatives within liability host contracts (2)	—	7	724	731
Long-term debt	—	82	35	117
Long-term debt of CSEs — FVO	—	—	13	13
Trading liabilities (4)	215	24	—	239
Total liabilities	$215	$2,695	$922	$3,832
______________

(1)
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

(2)
Net embedded derivatives within asset host contracts are presented primarily within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At December 31, 2015 and 2014, debt and equity securities also included embedded derivatives of ($142) million and ($150) million, respectively.

(3)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

(4)	Trading liabilities are presented within other liabilities on the consolidated balance sheets.

(5)
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
Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third-party pricing providers and the controls and procedures to evaluate third-party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of the Board of Directors of each of MetLife, Inc. and Metropolitan Life Insurance Company regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 5% of the total estimated fair value of Level 3 fixed maturity securities at December 31, 2015.

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

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and Foreign corporate securities
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer rating	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	Privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. Treasury and agency, State and political subdivision and Foreign government securities
	Valuation Techniques: Principally the market approach.		Valuation Techniques: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotes	•	credit spreads
	•	comparable securities that are actively traded
Structured securities comprised of RMBS, CMBS and ABS
	Valuation Techniques: Principally the market and income approaches.		Valuation Techniques: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates; debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type; structure of the security; vintage of the loans
• payment terms of the underlying assets
• payment priority within the tranche; deal performance

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Equity Securities
	Valuation Techniques: Principally the market approach.		Valuation Techniques: Principally the market and income approaches.
	Key Input:		Key Inputs:
	•	quoted prices in markets that are not considered active	• credit ratings; issuance structures
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

Mortgage Loans — FVO
Residential mortgage loans — FVO
	•	N/A	Valuation Techniques: Principally the market approach, including matrix pricing or other similar techniques.
Key Inputs: Inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data
Separate Account Assets (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
	Key Input:		• N/A
	•	quoted prices or reported NAV provided by the fund managers
Other limited partnership interests
	•	N/A	Valuation Techniques: Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
• liquidity; bid/ask spreads; performance record of the fund manager
• other relevant variables that may impact the exit value of the particular partnership interest
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
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curve	•	swap yield curve	•	swap yield curve	•	swap yield curve
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)

Level 3	•	swap yield curve (2)	•	swap yield curve (2)	•	swap yield curve (2)	•	dividend yield curves (2)
	•	basis curves (2)	•	basis curves (2)	•	credit curves (2)	•	equity volatility (1), (2)
			•	cross currency basis curves (2)	•	credit spreads	•	correlation between model inputs (1)
			•	currency correlation	•	repurchase rates
					•	independent non-binding broker quotations
______________

(1)	Option-based only.

(2)	Extrapolation beyond the observable limits of the curve(s).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, certain affiliated ceded reinsurance agreements related to such variable annuity guarantees, equity or bond indexed crediting rates within certain funding agreements and those related to funds withheld on ceded reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2015, transfers between Levels 1 and 2 were not significant. For assets and liabilities measured at estimated fair value and still held at December 31, 2014, there were no transfers between Levels 1 and 2.

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

					December 31, 2015				December 31, 2014				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(65)	-	240	37	(40)	-	240	39	Decrease
			•	Offered quotes (5)	39	-	96	60	64	-	130	96	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	385	125	—	-	590	126	Increase
	•	Consensus pricing	•	Offered quotes (5)	100	-	119	103	98	-	126	101	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	19	-	121	92	22	-	120	97	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	16	-	103	100	15	-	110	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	97	-	105	99	56	-	106	98	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	307	-	307		290	-	290		Increase (11)
Foreign currency exchange rate	•	Present value techniques	•	Correlation (8)	—	-	—		40%	-	55%		Increase (11)
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	100		98	-	100		Decrease (9)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	17%	-	36%		15%	-	27%		Increase (11)
			•	Correlation (8)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.10%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.50%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		20%	-	50%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.07%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	0.52%		0.03%	-	0.46%		Decrease (18)
______________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both December 31, 2015 and 2014, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)	Changes are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

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

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO, long-term debt, and long-term debt of CSEs — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Treasury and Agency	Structured (2)	State and Political Subdivision	Foreign Government	Equity Securities	Trading and FVO Securities (3)
	(In millions)
Balance, January 1, 2014	$8,467	$62	$5,469	$—	$274	$328	$26
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(5)	—	12	—	(49)	7	—
Total realized/unrealized gains (losses) included in AOCI	218	—	103	—	22	2	—
Purchases (6)	1,763	—	2,740	—	—	19	5
Sales (6)	(1,154)	—	(1,306)	—	(115)	(59)	(8)
Issuances (6)	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	—
Transfers into Level 3 (7)	206	—	84	—	70	—	13
Transfers out of Level 3 (7)	(967)	(62)	(1,532)	—	—	(82)	(5)
Balance, December 31, 2014	8,528	—	5,570	—	202	215	31
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	38	—	101	—	1	12	(1)
Total realized/unrealized gains (losses) included in AOCI	(399)	—	(67)	—	(1)	(53)	—
Purchases (6)	1,546	—	1,393	33	120	127	—
Sales (6)	(1,018)	—	(1,205)	—	(1)	(61)	(1)
Issuances (6)	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	—
Transfers into Level 3 (7)	635	—	32	—	—	88	—
Transfers out of Level 3 (7)	(1,048)	—	(1,408)	—	(46)	—	—
Balance, December 31, 2015	$8,282	$—	$4,416	$33	$275	$328	$29
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2013: (8)	$(39)	$—	$31	$—	$4	$(17)	$5
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2014: (8)	$(4)	$—	$42	$—	$1	$(5)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015: (8)	$7	$—	$102	$—	$1	$—	$—
Gains (Losses) Data for the year ended December 31, 2013
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	$(56)	$—	$31	$—	$6	$(10)	$11
Total realized/unrealized gains (losses) included in AOCI	$(33)	$(3)	$115	$—	$(45)	$79	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Separate Account Assets (9)	Net Derivatives (10)	Net Embedded Derivatives (11)	Long-term Debt	Long-term Debt of CSEs - FVO
	(In millions)
Balance, January 1, 2014	$175	$338	$1,209	$36	$48	$(43)	$(28)
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(1)	20	102	1	(144)	—	(1)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	40	—	—	—
Purchases (6)	230	124	527	111	—	—	—
Sales (6)	(156)	(120)	(376)	—	—	—	—
Issuances (6)	—	—	81	(159)	—	(30)	—
Settlements (6)	—	(54)	(28)	(23)	29	20	16
Transfers into Level 3 (7)	—	—	144	—	—	—	—
Transfers out of Level 3 (7)	(18)	—	(44)	—	—	18	—
Balance, December 31, 2014	230	308	1,615	6	(67)	(35)	(13)
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	—	20	15	(27)	447	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(2)	—	—	—
Purchases (6)	200	136	348	3	—	—	—
Sales (6)	—	(121)	(344)	—	—	—	—
Issuances (6)	—	—	98	—	—	(38)	—
Settlements (6)	—	(29)	(60)	(3)	(194)	37	2
Transfers into Level 3 (7)	—	—	1	—	—	—	—
Transfers out of Level 3 (7)	(230)	—	(153)	—	—	—	—
Balance, December 31, 2015	$200	$314	$1,520	$(23)	$186	$(36)	$(11)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2013: (8)	$1	$1	$—	$(29)	$115	$—	$(2)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2014: (8)	$—	$20	$—	$8	$(115)	$—	$(1)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015: (8)	$—	$20	$—	$(24)	$461	$—	$—
Gains (Losses) Data for the year ended December 31, 2013
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	$(23)	$1	$42	$(35)	$102	$—	$(2)
Total realized/unrealized gains (losses) included in AOCI	$19	$—	$—	$(44)	$—	$—	$—
______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of RMBS, CMBS, and ABS.

(3)	Comprised of Actively traded securities, FVO general account securities and FVO securities held by CSEs.

(4)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses), while changes in estimated fair value of residential mortgage loans — FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income for net derivatives and net embedded derivatives are reported in net derivatives gains (losses).

(5)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

(6)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(7)
Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(8)
Changes in unrealized gains (losses) included in net income (loss) relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

(9)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses).

(10)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(11)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.
Fair Value Option
The following table presents information for residential mortgage loans, which are accounted for under the FVO, and were initially measured at fair value.

	December 31,
	2015	2014
	(In millions)
Unpaid principal balance	$436	$436
Difference between estimated fair value and unpaid principal balance	(122)	(128)
Carrying value at estimated fair value	$314	$308
Loans in non-accrual status	$122	$125
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs - FVO
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In millions)
Contractual principal balance	$82	$115	$24	$26
Difference between estimated fair value and contractual principal balance	4	2	(13)	(13)
Carrying value at estimated fair value (1)	$86	$117	$11	$13
______________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.

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

	At December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Mortgage loans (1)	$40	$94	$175	$(1)	$2	$24
Other limited partnership interests (2)	$57	$109	$71	$(31)	$(70)	$(40)
______________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided in the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2015 and 2014 were not significant.

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$53,408	$—	$—	$54,969	$54,969
Policy loans	$8,134	$—	$330	$9,539	$9,869
Real estate joint ventures	$12	$—	$—	$39	$39
Other limited partnership interests	$467	$—	$—	$553	$553
Other invested assets	$2,372	$—	$2,197	$202	$2,399
Premiums, reinsurance and other receivables	$13,879	$—	$229	$14,610	$14,839
Liabilities
Policyholder account balances	$71,331	$—	$—	$73,506	$73,506
Long-term debt	$1,618	$—	$1,912	$—	$1,912
Other liabilities	$19,545	$—	$323	$19,882	$20,205
Separate account liabilities	$60,767	$—	$60,767	$—	$60,767

	December 31, 2014
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$48,751	$—	$—	$50,992	$50,992
Policy loans	$8,491	$—	$796	$9,614	$10,410
Real estate joint ventures	$30	$—	$—	$54	$54
Other limited partnership interests	$635	$—	$—	$819	$819
Other invested assets	$2,385	$—	$2,270	$220	$2,490
Premiums, reinsurance and other receivables	$13,845	$—	$94	$14,607	$14,701
Liabilities
Policyholder account balances	$73,225	$—	$—	$75,481	$75,481
Long-term debt	$1,897	$—	$2,029	$268	$2,297
Other liabilities	$20,139	$—	$609	$20,133	$20,742
Separate account liabilities	$60,840	$—	$60,840	$—	$60,840

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
Policyholder Account Balances
These policyholder account balances include investment contracts which primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts (“TCA”). The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Long-term Debt
The estimated fair value of long-term debt is principally determined using market standard valuation methodologies.
Valuations of instruments classified as Level 2 are based primarily on quoted prices in markets that are not active or using matrix pricing that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using discounted cash flow methodologies use standard market observable inputs including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Goodwill (continued)

The market multiple valuation approach utilizes market multiples of companies with similar businesses and the projected operating earnings of the reporting unit. The discounted cash flow valuation approach requires judgments about revenues, operating earnings projections, capital market assumptions and discount rates. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected operating earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, control premium, the account value of in-force business, projections of new and renewal business, as well as margins on such business, the level of interest rates, credit spreads, equity market levels, and the discount rate that the Company believes is appropriate for the respective reporting unit.
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
For the 2015 annual goodwill impairment tests, the Company utilized the qualitative assessment for all of its reporting units and determined it was not more likely than not that the fair value of any of the reporting units was less than its carrying amount, and, therefore no further testing was needed for these reporting units.
Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Balance at January 1, 2013
Goodwill	$37	$68	$2	$4	$111
Accumulated impairment	(10)	—	—	—	(10)
Total goodwill, net	27	68	2	4	101
Balance at December 31, 2013
Goodwill	37	68	2	4	111
Accumulated impairment	(10)	—	—	—	(10)
Total goodwill, net	27	68	2	4	101
Balance at December 31, 2014
Goodwill	37	68	2	4	111
Accumulated impairment	(10)	—	—	—	(10)
Total goodwill, net	27	68	2	4	101
Balance at December 31, 2015
Goodwill	37	68	2	4	111
Accumulated impairment	(10)	—	—	—	(10)
Total goodwill, net	$27	$68	$2	$4	$101

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

12. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

	Interest Rates (1)				Maturity			December 31,
	Range			Weighted Average				2015	2014
								(In millions)
Surplus notes - affiliated	3.00%	-	7.38%	6.59%	2037			$695	$883
Surplus notes	7.63%	-	7.88%	7.80%	2024	-	2025	502	701
Mortgage loans - affiliated	2.13%	-	7.26%	4.10%	—			—	242
Senior notes - affiliated	0.92%	-	2.78%	2.09%	2021	-	2022	50	78
Other notes	1.36%	-	8.00%	3.12%	2016	-	2030	457	110
Total long-term debt (2)								1,704	2,014
Total short-term debt								100	100
Total								$1,804	$2,114
______________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2015.

(2)	Excludes $11 million and $13 million of long-term debt relating to CSEs — FVO at December 31, 2015 and 2014, respectively. See Note 10.
The aggregate maturities of long-term debt at December 31, 2015 for the next five years and thereafter are $20 million in 2016, $0 in each of 2017 through 2019, $350 million in 2020 and $1.3 billion thereafter.
Mortgage loans are collateralized and rank highest in priority, followed by unsecured senior debt which consists of senior notes and other notes. Payments of interest and principal on the Company’s surplus notes are subordinate to all other obligations and may be made only with the prior approval of the insurance department of the state of domicile.
Debt Issuance - Other Notes
In December 2015, MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of Metropolitan Life Insurance Company, entered into a five-year credit agreement (the “MPEH Credit Agreement”) and borrowed $350 million under term loans that mature in December 2020. The loans bear interest at a variable rate of three-month LIBOR plus 3.70%, payable quarterly. In connection with the borrowing, $6 million of costs were incurred which have been capitalized and included in other assets. These costs are being amortized over the term of the loans. Additionally, the MPEH Credit Agreement provides for MPEH to borrow up to $100 million on a revolving basis at a variable rate of three-month LIBOR plus 3.70%, payable quarterly. There were no revolving loans outstanding under the MPEH Credit Agreement at December 31, 2015. Term loans and revolving loans borrowed under the MPEH Credit Agreement are non-recourse to Metropolitan Life Insurance Company.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Long-term and Short-term Debt (continued)

Debt Repayments
In December 2015, a wholly-owned real estate subsidiary of the Company repaid in cash $110 million of its mortgage loans issued to MetLife USA due in January 2016.
In November 2015, the Company repaid in cash, at maturity, $188 million of surplus notes issued to MetLife Mexico S.A., an affiliate. The redemption was approved by the New York Superintendent of Financial Services (the “Superintendent”).
In November 2015, the Company repaid in cash, at maturity, $200 million of surplus notes. The redemption was approved by the Superintendent.
During 2015, a wholly-owned real estate subsidiary of the Company repaid in cash $132 million of its 7.26% mortgage loans issued to MetLife USA due in January 2020.
In November 2014, a wholly-owned real estate subsidiary of the Company repaid in cash $60 million of its 7.01% mortgage loans issued to MetLife USA due in January 2020. It also repaid in cash $60 million of its 4.67% mortgage loans issued to MetLife USA due in January 2017.
In September 2014, the Company repaid in cash, at maturity, $217 million of surplus notes issued to MetLife Mexico S.A. The redemption was approved by the Superintendent.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2015	2014
	(In millions)
Commercial paper	$100	$100
Average daily balance	$100	$109
Average days outstanding	68 days	69 days
During the years ended December 31, 2015, 2014 and 2013, the weighted average interest rate on short-term debt was 0.15%, 0.10% and 0.12%, respectively.
Interest Expense
Interest expense related to long-term and short-term debt included in other expenses was $122 million, $150 million and $150 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts include $67 million, $88 million and $91 million of interest expense related to affiliated debt for the years ended December 31, 2015, 2014 and 2013, respectively. Such amounts do not include interest expense on long-term debt related to CSEs. See Note 8.
Credit and Committed Facilities
At December 31, 2015, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintained a $4.0 billion unsecured credit facility (the “Credit Facility”), and Missouri Reinsurance, Inc. (“MoRe”), a wholly-owned subsidiary of Metropolitan Life Insurance Company, along with MetLife, Inc., maintained a $210 million committed facility (the “Committed Facility”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Long-term and Short-term Debt (continued)

Credit Facility
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $4 million, $4 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and were included in other expenses.
Information on the Credit Facility at December 31, 2015 was as follows:

Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Issued (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	May 2019 (2)	$4,000	$484	$—	$3,516
______________

(1)
MetLife, Inc. and MetLife Funding, are severally liable for their respective obligations under the Credit Facility. MetLife Funding is not an applicant under letters of credit outstanding as of December 31, 2015 and is not responsible for any reimbursement obligations under such letters of credit.

(2)	All borrowings under the Credit Facility must be repaid by May 30, 2019, except that letters of credit outstanding on that date may remain outstanding until no later than May 30, 2020.
Committed Facility
The Committed Facility is used for collateral for certain of its affiliated reinsurance liabilities. Total fees associated with the Committed Facility was $4 million, $4 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was included in other expenses. Information on the Committed Facility at December 31, 2015 was as follows:

Account Party/Borrower(s)	Expiration	Maximum Capacity	Letters of Credit Issued (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and Missouri Reinsurance, Inc.	June 2016 (2)	$210	$210	$—	$—
______________

(1)	MoRe had outstanding $210 million in letters of credit at December 31, 2015.

(2)	Capacity at December 31, 2015 of $210 million decreases in March 2016 and June 2016 to $200 million and $0, respectively.
In addition to the Committed Facility, see also “— Debt Issuance — Other Notes” for information about the undrawn line of credit facility in the amount of $100 million.
Debt and Facility Covenants
Certain of the Company’s debt instruments, as well as the Credit Facility and Committed Facility, contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable covenants at December 31, 2015.
13. Equity
Stock-Based Compensation Plans
Overview
In accordance with a service agreement with an affiliate, the Company was allocated a proportionate share of stock-based compensation expenses. The stock-based compensation expenses recognized by the Company are related to awards under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan and the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (together, the “Stock Plans”), payable in shares of MetLife, Inc. common stock (“Shares”), or options to purchase MetLife, Inc. common stock. The Company does not issue any awards payable in its common stock or options to purchase its common stock.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

Description of Plan — General Terms
Under the Stock Plans, awards granted to employees and agents may be in the form of Stock Options, Stock Appreciation Rights, Restricted Stock or Restricted Stock Units, Performance Shares or Performance Share Units, Cash-Based Awards and Stock-Based Awards (each as defined in the Stock Plans with reference to Shares).
Compensation expense related to awards under the Stock Plans is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, any adjustment necessary to reflect differences in actual experience is recognized in the period the award becomes payable or exercisable.
Compensation expense related to awards under the Stock Plans is principally related to the issuance of Stock Options, Performance Shares and Restricted Stock Units. The majority of the awards granted by MetLife, Inc. each year under the Stock Plans are made in the first quarter of each year.
The expense related to stock-based compensation included in other expenses was $85 million, $100 million and $122 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Statutory Equity and Income
The states of domicile of Metropolitan Life Insurance Company and its U.S. insurance subsidiaries impose risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC. The RBC ratios for Metropolitan Life Insurance Company and its U.S. insurance subsidiaries were each in excess of 350% for all periods presented.
Metropolitan Life Insurance Company’s foreign insurance operations are regulated by applicable authorities of the countries in which each entity operates and are subject to minimum capital and solvency requirements in those countries before corrective actions commences. The aggregate required capital and surplus of Metropolitan Life Insurance Company’s foreign insurance operations was $31 million and the aggregate actual regulatory capital and surplus was $488 million as of the date of the most recent required capital adequacy calculation for each jurisdiction. Each of those foreign insurance operations exceeded minimum capital and solvency requirements of their respective countries for all periods presented.
Metropolitan Life Insurance Company and its U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the effect of Statutory Codification on the statutory capital and surplus of Metropolitan Life Insurance Company and its U.S. insurance subsidiaries.
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
Metropolitan Life Insurance Company and its U.S. insurance subsidiaries have no material state prescribed accounting practices, except as described below.
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Consideration Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of MLIC for the years ended December 31, 2015 and 2014 by an amount of $1.2 billion and $2.3 billion, respectively, in excess of the amount of the decrease had capital and surplus been measured under NAIC guidance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

The tables below present amounts from Metropolitan Life Insurance Company and its U.S. insurance subsidiaries, which are derived from the statutory–basis financial statements as filed with the insurance regulators.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2015	2014	2013
		(In millions)
Metropolitan Life Insurance Company	New York	$3,703	$1,487	$369
New England Life Insurance Company	Massachusetts	$157	$303	$103
General American Life Insurance Company	Missouri	$204	$129	$60
Statutory capital and surplus was as follows at:

	December 31,
Company	2015	2014
	(In millions)
Metropolitan Life Insurance Company	$14,485	$12,008
New England Life Insurance Company	$632	$675
General American Life Insurance Company	$984	$867
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by Metropolitan Life Insurance Company to MetLife, Inc. without insurance regulatory approval and dividends paid:

	2016	2015	2014
Company	Permitted Without Approval	Paid (1)	Paid (1)
	(In millions)
Metropolitan Life Insurance Company (3)	$3,753	$1,489	$821 (2)
______________

(1)	Reflects all amounts paid, including those requiring regulatory approval.

(2)	During December 2014, Metropolitan Life Insurance Company distributed shares of an affiliate to MetLife, Inc. as an in-kind dividend of $113 million, as calculated on a statutory basis.

(3)
As discussed below, the New York Insurance Law was amended, permitting Metropolitan Life Insurance Company to pay dividends without prior regulatory approval under one of two alternative formulations beginning in 2016. The dividend amount that Metropolitan Life Insurance Company may pay during 2016 under the new formulation is reflected in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

Effective for dividends paid during 2016 and going forward, the New York Insurance Law was amended permitting Metropolitan Life Insurance Company without prior insurance regulatory clearance, to pay stockholder dividends to MetLife, Inc. in any calendar year based on either of two standards. Under one standard, Metropolitan Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)” excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, Metropolitan Life Insurance Company may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, Metropolitan Life Insurance Company may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, Metropolitan Life Insurance Company will be permitted to pay a dividend to MetLife, Inc. in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
The table below sets forth the dividends permitted to be paid by Metropolitan Life Insurance Company’s insurance subsidiaries without regulatory approval and dividends paid:

	2016	2015	2014
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
New England Life Insurance Company	$156	$199	$227 (3)
General American Life Insurance Company	$136	$—	$—
______________

(1)
Reflects dividend amounts that may be paid during 2016 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over a rolling 12-month period, if paid before a specified date during 2016, some or all of such dividends may require regulatory approval.

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
For the years ended December 31, 2015 and 2014, Metropolitan Life Insurance Company received dividends from non-insurance subsidiaries of $159 million and $95 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2012	$5,654	$685	$18	$(2,349)	$4,008
OCI before reclassifications	(3,321)	(677)	22	1,396	(2,580)
Deferred income tax benefit (expense)	1,145	237	(9)	(490)	883
AOCI before reclassifications, net of income tax	3,478	245	31	(1,443)	2,311
Amounts reclassified from AOCI	(16)	(14)	—	(205)	(235)
Deferred income tax benefit (expense)	6	5	—	71	82
Amounts reclassified from AOCI, net of income tax	(10)	(9)	—	(134)	(153)
Balance at December 31, 2013	3,468	236	31	(1,577)	2,158
OCI before reclassifications	4,095	606	(44)	(1,181)	3,476
Deferred income tax benefit (expense)	(1,409)	(212)	10	406	(1,205)
AOCI before reclassifications, net of income tax	6,154	630	(3)	(2,352)	4,429
Amounts reclassified from AOCI	70	682	—	180	932
Deferred income tax benefit (expense)	(24)	(239)	—	(64)	(327)
Amounts reclassified from AOCI, net of income tax	46	443	—	116	605
Balance at December 31, 2014	6,200	1,073	(3)	(2,236)	5,034
OCI before reclassifications	(4,839)	(19)	(101)	113	(4,846)
Deferred income tax benefit (expense)	1,715	6	30	(40)	1,711
AOCI before reclassifications, net of income tax	3,076	1,060	(74)	(2,163)	1,899
Amounts reclassified from AOCI	405	578	—	229	1,212
Deferred income tax benefit (expense)	(144)	(202)	—	(80)	(426)
Amounts reclassified from AOCI, net of income tax	261	376	—	149	786
Balance at December 31, 2015	$3,337	$1,436	$(74)	$(2,014)	$2,685
______________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(208)	$(103)	$(9)	Net investment gains (losses)
Net unrealized investment gains (losses)	31	40	53	Net investment income
Net unrealized investment gains (losses)	(228)	(7)	(28)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(405)	(70)	16
Income tax (expense) benefit	144	24	(6)
Net unrealized investment gains (losses), net of income tax	$(261)	$(46)	$10
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$83	$41	$20	Net derivative gains (losses)
Interest rate swaps	11	9	8	Net investment income
Interest rate forwards	4	(8)	1	Net derivative gains (losses)
Interest rate forwards	2	2	2	Net investment income
Foreign currency swaps	(679)	(725)	(15)	Net derivative gains (losses)
Foreign currency swaps	(1)	(2)	(3)	Net investment income
Credit forwards	1	—	—	Net derivative gains (losses)
Credit forwards	1	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(578)	(682)	14
Income tax (expense) benefit	202	239	(5)
Gains (losses) on cash flow hedges, net of income tax	$(376)	$(443)	$9

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(233)	$(180)	$274
Amortization of prior service (costs) credit	4	—	(69)
Amortization of defined benefit plan items, before income tax	(229)	(180)	205
Income tax (expense) benefit	80	64	(71)
Amortization of defined benefit plan items, net of income tax	$(149)	$(116)	$134
Total reclassifications, net of income tax	$(786)	$(605)	$153
_______________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 15.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

14. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Compensation	$2,056	$2,257	$2,392
Pension, postretirement and postemployment benefit costs	241	322	364
Commissions	685	828	781
Volume-related costs	221	70	253
Affiliated interest costs on ceded and assumed reinsurance	807	1,009	1,033
Capitalization of DAC	(482)	(424)	(562)
Amortization of DAC and VOBA	742	695	261
Interest expense on debt	122	151	153
Premium taxes, licenses and fees	355	328	263
Professional services	1,133	1,013	989
Rent and related expenses, net of sublease income	87	128	143
Other (1)	291	(306)	(82)
Total other expenses	$6,258	$6,071	$5,988
______________

(1)	See Note 16 for information on the charge related to income tax for the year ended December 31, 2015.
Capitalization of DAC and Amortization of DAC and VOBA
See Note 5 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 7 for a description of the DAC amortization impact associated with the closed block.
Interest Expense on Debt
Interest expense on debt includes interest expense (see Note 12) and interest expense related to CSEs (see Note 8).
Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Notes 6, 12 and 19 for a discussion of affiliated expenses included in the table above.
Restructuring Charges
MetLife commenced an enterprise-wide strategic initiative in 2012. This global strategy focuses on leveraging MetLife’s scale to improve the value it provides to customers and shareholders in order to reduce costs, enhance revenues, achieve efficiencies and reinvest in its technology, platforms and functionality to improve its current operations and develop new capabilities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Other Expenses (continued)

These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Information regarding restructuring charges was as follows:

	Years Ended December 31,
	2015			2014			2013
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance at January 1,	$31	$6	$37	$39	$6	$45	$22	$—	$22
Restructuring charges	52	4	56	66	8	74	87	16	103
Cash payments	(66)	(6)	(72)	(74)	(8)	(82)	(70)	(10)	(80)
Balance at December 31,	$17	$4	$21	$31	$6	$37	$39	$6	$45
Total restructuring charges incurred since inception of initiative	$306	$46	$352	$254	$42	$296	$188	$34	$222
Management estimates further restructuring charges including severance, as well as lease and asset impairments, through the year ending December 31, 2016 to be $5 million.
15. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
The Company sponsors and administers various U.S. qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as earnings credits, determined annually based upon the average annual rate of interest on 30-year U.S. Treasury securities, for each account balance. The nonqualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. Participating affiliates are allocated an equitable share of net expense related to the plans, proportionate to other expenses being allocated to these affiliates.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Employee Benefit Plans (continued)

Obligations and Funded Status

	December 31,
	2015		2014
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations
Benefit obligations at January 1,	$10,262	$2,129	$8,130	$1,861
Service costs	217	15	183	14
Interest costs	404	88	413	92
Plan participants’ contributions	—	30	—	30
Net actuarial (gains) losses	(626)	(233)	1,461	264
Settlements and curtailments	—	—	(13)	(6)
Change in benefits and other	—	(14)	574	(16)
Benefits paid	(497)	(109)	(486)	(109)
Effect of foreign currency translation	—	(1)	—	(1)
Benefit obligations at December 31,	9,760	1,905	10,262	2,129
Change in plan assets
Estimated fair value of plan assets at January 1,	8,750	1,426	7,305	1,352
Actual return on plan assets	(138)	3	1,018	112
Change in benefits and other	—	—	523	—
Plan participants’ contributions	—	30	—	30
Employer contributions	375	22	390	41
Benefits paid	(497)	(109)	(486)	(109)
Estimated fair value of plan assets at December 31,	8,490	1,372	8,750	1,426
Over (under) funded status at December 31,	$(1,270)	$(533)	$(1,512)	$(703)
Amounts recognized on the consolidated balance sheets
Other assets	$—	$—	$—	$—
Other liabilities	(1,270)	(533)	(1,512)	(703)
Net amount recognized	$(1,270)	$(533)	$(1,512)	$(703)
AOCI
Net actuarial (gains) losses	$2,894	$221	$3,034	$420
Prior service costs (credit)	(1)	(14)	(2)	(10)
AOCI, before income tax	$2,893	$207	$3,032	$410
Accumulated benefit obligation	$9,439	N/A	$9,729	N/A
_____________

(1)	Includes nonqualified unfunded plans, for which the aggregate PBO was $1.1 billion and $1.3 billion at December 31, 2015 and 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Employee Benefit Plans (continued)

Information for pension plans with PBOs in excess of plan assets and accumulated benefit obligations (“ABO”) in excess of plan assets was as follows at:

	December 31,
	2015	2014	2015	2014
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$9,759	$10,241	$1,832	$1,981
Accumulated benefit obligations	$9,439	$9,709	$1,751	$1,789
Estimated fair value of plan assets	$8,490	$8,719	$646	$676
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2015		2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs
Service costs	$217	$15	$200	$14	$214	$17
Interest costs	404	88	437	92	366	85
Settlement and curtailment costs	—	—	14	2	—	—
Expected return on plan assets	(538)	(80)	(475)	(75)	(453)	(74)
Amortization of net actuarial (gains) losses	190	43	169	11	219	51
Amortization of prior service costs (credit)	(1)	(3)	1	(1)	6	(69)
Allocated to affiliates	(59)	(18)	(54)	(11)	(12)	—
Total net periodic benefit costs (credit)	213	45	292	32	340	10
Other changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gains) losses	50	(156)	996	222	(492)	(532)
Prior service costs (credit)	—	(7)	(18)	(12)	—	—
Amortization of net actuarial (gains) losses	(190)	(43)	(169)	(11)	(219)	(55)
Amortization of prior service (costs) credit	1	3	(1)	1	(6)	75
Total recognized in OCI	(139)	(203)	808	200	(717)	(512)
Total recognized in net periodic benefit costs and OCI	$74	$(158)	$1,100	$232	$(377)	$(502)
The estimated net actuarial (gains) losses and prior service costs (credit) for the defined benefit pension plans and other postretirement benefit plans that will be amortized from AOCI into net periodic benefit costs over the next year are $193 million and ($1) million, and $13 million and ($7) million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Employee Benefit Plans (continued)

Assumptions
Assumptions used in determining benefit obligations were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2015
Weighted average discount rate	4.50%			4.60%
Rate of compensation increase	2.25%	-	8.50%	N/A
December 31, 2014
Weighted average discount rate	4.10%			4.10%
Rate of compensation increase	2.25%	-	8.50%	N/A
Assumptions used in determining net periodic benefit costs were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2015
Weighted average discount rate	4.10%			4.10%
Weighted average expected rate of return on plan assets	6.25%			5.70%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2014
Weighted average discount rate	5.15%			5.15%
Weighted average expected rate of return on plan assets	6.25%			5.70%
Rate of compensation increase	3.50%	-	7.50%	N/A
Year Ended December 31, 2013
Weighted average discount rate	4.20%			4.20%
Weighted average expected rate of return on plan assets	6.24%			5.76%
Rate of compensation increase	3.50%	-	7.50%	N/A
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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2016 is currently anticipated to be 6.00% for pension benefits and 5.52% for other postretirement benefits.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Employee Benefit Plans (continued)

The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2015		2014
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	6.3%	10.3%	6.4%	6.4%
Ultimate rate to which cost increase is assumed to decline	4.2%	4.6%	4.4%	4.7%
Year in which the ultimate trend rate is reached	2086	2091	2094	2089
Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects as of December 31, 2015:

	One Percent Increase	One Percent Decrease
	(In millions)
Effect on total of service and interest costs components	$15	$(12)
Effect of accumulated postretirement benefit obligations	$253	$(207)
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
The insurance contract provider engages investment management firms (“Managers”) to serve as sub-advisors for the separate accounts based on the specific investment needs and requests identified by the plan fiduciary. These Managers have portfolio management discretion over the purchasing and selling of securities and other investment assets pursuant to the respective investment management agreements and guidelines established for each insurance separate account. The assets of the qualified pension plans and postretirement medical plans (the “Invested Plans”) are well diversified across multiple asset categories and across a number of different Managers, with the intent of minimizing risk concentrations within any given asset category or with any of the given Managers.

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
The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2015 for the Invested Plans:

	December 31,
	2015				2014
	Pension Benefits		Other Postretirement Benefits		Pension Benefits	Other Postretirement Benefits
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities	80%	71%	76%	73%	69%	71%
Equity securities	10%	14%	24%	25%	15%	27%
Alternative securities (1)	10%	15%	—%	2%	16%	2%
Total assets		100%		100%	100%	100%
______________

(1)
Alternative securities primarily include derivative assets, money market securities, short-term investments and other investments. Other postretirement benefits do not include postretirement life’s target and actual allocation of plan assets that are all in short-term investments.

Estimated Fair Value
The pension and other postretirement benefit plan assets are categorized into a three-level fair value hierarchy, as described in Note 10, based upon the significant input with the lowest level in its valuation. The Level 2 asset category includes certain separate accounts that are primarily invested in liquid and readily marketable securities. The estimated fair value of such separate accounts is based upon reported NAV provided by fund managers and this value represents the amount at which transfers into and out of the respective separate account are effected. These separate accounts provide reasonable levels of price transparency and can be corroborated through observable market data. Directly held investments are primarily invested in U.S. and foreign government and corporate securities. The Level 3 asset category includes separate accounts that are invested in assets that provide little or no price transparency due to the infrequency with which the underlying assets trade and generally require additional time to liquidate in an orderly manner. Accordingly, the values for separate accounts invested in these alternative asset classes are based on inputs that cannot be readily derived from or corroborated by observable market data.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Employee Benefit Plans (continued)

The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2015
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$2,905	$78	$2,983	$18	$280	$1	$299
U.S. government bonds	994	493	—	1,487	193	12	—	205
Foreign bonds	—	677	17	694	—	61	—	61
Federal agencies	—	228	—	228	—	34	—	34
Municipals	—	302	—	302	—	55	—	55
Other (1)	—	354	7	361	—	47	—	47
Total fixed maturity securities	994	4,959	102	6,055	211	489	1	701
Equity securities:
Common stock - domestic	751	24	—	775	126	—	—	126
Common stock - foreign	378	—	—	378	111	—	—	111
Total equity securities	1,129	24	—	1,153	237	—	—	237
Other investments	—	84	722	806	—	—	—	—
Short-term investments	10	304	—	314	1	431	—	432
Money market securities	9	49	—	58	—	—	—	—
Derivative assets	26	3	75	104	2	—	—	2
Total assets	$2,168	$5,423	$899	$8,490	$451	$920	$1	$1,372

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Employee Benefit Plans (continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities			Equity Securities
	Corporate	Foreign Bonds	Other (1)	Common Stock - Domestic	Other Investments	Derivative Assets
	(In millions)
Balance, January 1, 2014	$55	$10	$19	$139	$563	$33
Realized gains (losses)	3	—	—	—	(13)	(16)
Unrealized gains (losses)	—	—	—	—	114	19
Purchases, sales, issuances and settlements, net	11	5	(2)	—	(104)	34
Transfers into and/or out of Level 3	11	2	(9)	(139)	183	2
Balance, December 31, 2014	$80	$17	$8	$—	$743	$72
Realized gains (losses)	1	—	—	—	—	(11)
Unrealized gains (losses)	(5)	—	1	—	55	(9)
Purchases, sales, issuances and settlements, net	8	1	(1)	—	(76)	23
Transfers into and/or out of Level 3	(6)	(1)	(1)	—	—	—
Balance, December 31, 2015	$78	$17	$7	$—	$722	$75
______________

(1)	Other includes ABS and collateralized mortgage obligations.
Other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs were not significant for the years ended December 31, 2015 and 2014.
Expected Future Contributions and Benefit Payments
It is the Company’s practice to make contributions to the qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are required for 2016. The Company expects to make discretionary contributions to the qualified pension plan of $300 million in 2016. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the nonqualified pension plans are primarily funded from the Company’s general assets as they become due under the provision of the plans, therefore benefit payments equal employer contributions. The Company expects to make contributions of $65 million to fund the benefit payments in 2016.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the Company; or (iii) both. Current regulations do not require funding for these benefits. The Company uses its general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the Company may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The Company expects to make contributions of $50 million towards benefit obligations in 2016 to pay postretirement medical claims.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Employee Benefit Plans (continued)

Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2016	$512	$84
2017	$534	$85
2018	$545	$88
2019	$563	$90
2020	$583	$93
2021-2025	$3,202	$501
Additional Information
As previously discussed, most of the assets of the pension benefit plans are held in a group annuity contract issued by the Company while some of the assets of the postretirement benefit plans are held in a trust which largely utilizes life insurance contracts issued by the Company to hold such assets. Total revenues from these contracts recognized on the consolidated statements of operations were $55 million, $50 million and $49 million for the years ended December 31, 2015, 2014 and 2013, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was ($130) million, $1.2 billion and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively. The terms of these contracts are consistent in all material respects with those the Company offers to unaffiliated parties that are similarly situated.
Defined Contribution Plans
The Company sponsors defined contribution plans for substantially all Company employees under which a portion of employee contributions are matched. The Company contributed $72 million, $68 million and $84 million for the years ended December 31, 2015, 2014 and 2013, respectively.
16. Income Tax
The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Current:
Federal	$1,384	$901	$789
State and local	20	3	2
Foreign	36	74	176
Subtotal	1,440	978	967
Deferred:
Federal	315	538	(411)
Foreign	27	16	125
Subtotal	342	554	(286)
Provision for income tax expense (benefit)	$1,782	$1,532	$681

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Income Tax (continued)

The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Income (loss) from continuing operations:
Domestic	$4,467	$5,335	$2,540
Foreign	72	56	282
Total	$4,539	$5,391	$2,822
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Tax provision at U.S. statutory rate	$1,589	$1,887	$988
Tax effect of:
Dividend received deduction	(82)	(82)	(66)
Tax-exempt income	(24)	(40)	(42)
Prior year tax (1)	558	11	29
Low income housing tax credits	(221)	(205)	(190)
Other tax credits	(68)	(66)	(44)
Foreign tax rate differential	(4)	—	2
Change in valuation allowance	(1)	—	(4)
Other, net	35	27	8
Provision for income tax expense (benefit)	$1,782	$1,532	$681
______________
(1) As discussed further below, prior year tax includes a $557 million non-cash charge related to an uncertain tax position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2015	2014
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,888	$1,577
Net operating loss carryforwards	26	29
Employee benefits	922	1,015
Tax credit carryforwards	700	979
Litigation-related and government mandated	231	259
Other	438	309
Total gross deferred income tax assets	4,205	4,168
Less: Valuation allowance	21	22
Total net deferred income tax assets	4,184	4,146
Deferred income tax liabilities:
Investments, including derivatives	3,025	2,402
Intangibles	53	72
DAC	1,461	1,568
Net unrealized investment gains	2,528	3,903
Other	5	36
Total deferred income tax liabilities	7,072	7,981
Net deferred income tax asset (liability)	$(2,888)	$(3,835)
The Company also has recorded a valuation allowance charge of $1 million related to certain state net operating loss carryforwards. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain state net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.
The following table sets forth the domestic and state net operating loss carryforwards for tax purposes at December 31, 2015.

	Net Operating Loss Carryforwards
	Domestic	State
	(In millions)
Expiration
2016-2020	$—	$31
2021-2025	—	50
2026-2030	—	41
2031-2035	14	12
Indefinite	—	—
	$14	$134

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Income Tax (continued)

The following table sets forth the general business credits, foreign tax credits, and other credit carryforwards for tax purposes at December 31, 2015.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits	Other
	(In millions)
Expiration
2016-2020	$—	$—	$—
2021-2025	—	185	—
2026-2030	103	—	—
2031-2035	519	—	—
Indefinite	—	—	123
	$622	$185	$123
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due to (from) affiliates included $124 million, ($24) million and $157 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2007, except for i) 2000 through 2002 where the IRS disallowance relates to certain tax credits claimed - in April 2015, the Company received a Statutory Notice of Deficiency (the “Notice”) and paid the tax thereon in September 2015 (see additional details below); and ii) 2003 through 2006, where the IRS disallowance relates predominantly to certain tax credits claimed and the Company is engaged with IRS appeals. Management believes it has established adequate tax liabilities and final resolution for the years 2000 through 2006 is not expected to have a material impact on the Company’s consolidated financial statements.
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
There has been no change in the Company’s position on the disallowance of its foreign tax credits by the IRS. The Company continues to contest the disallowance of these foreign tax credits by the IRS as management believes the facts strongly support the Company’s position. The Company will defend its position vigorously and does not expect any additional charges related to this matter.
Also related to the aforementioned foreign tax credit matter, on April 9, 2015, the IRS issued the Notice to the Company. The Notice asserted that the Company owes additional taxes and interest for 2000 through 2002 primarily due to the disallowance of foreign tax credits. The transactions that are the subject of the Notice continue through 2009, and it is likely that the IRS will seek to challenge these later periods. On September 18, 2015, the Company paid the assessed tax and interest of $444 million for 2000 through 2002 and will subsequently file a claim for a refund. On November 19, 2015, $9 million of this amount was refunded from the IRS as an overpayment of interest.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Balance at January 1,	$546	$532	$532
Additions for tax positions of prior years (1)	558	27	50
Reductions for tax positions of prior years	—	(13)	(4)
Additions for tax positions of current year	4	3	3
Settlements with tax authorities	(33)	(3)	(49)
Balance at December 31,	$1,075	$546	$532
Unrecognized tax benefits that, if recognized would impact the effective rate	$1,060	$497	$491
__________
(1) The significant increase in 2015 is related to the non-cash charge discussed above.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Interest recognized on the consolidated statements of operations (1)	$382	$37	$17

		December 31,
		2015	2014
		(In millions)
Interest included in other liabilities on the consolidated balance sheets (1)		$647	$265
___________
(1) The significant increase in 2015 is related to the non-cash charge discussed above.
The Company had no penalties for the years ended December 31, 2015, 2014 and 2013.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Income Tax (continued)

The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2015, 2014 and 2013, the Company recognized an income tax benefit of $76 million, $92 million and $53 million, respectively, related to the separate account DRD. The 2014 benefit included a benefit of $16 million related to a true-up of the 2013 tax return. The 2013 benefit included an expense of $7 million related to a true-up of the 2012 tax return.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2015. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2015, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $420 million.
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
The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2015	2014	2013
	(In millions, except number of claims)
Asbestos personal injury claims at year end	67,787	68,460	67,983
Number of new claims during the year	3,856	4,636	5,898
Settlement payments during the year (1)	$56.1	$46.0	$37.0
__________

(1)
Settlement payments represent payments made by Metropolitan Life Insurance Company during the year in connection with settlements made in that year and in prior years. Amounts do not include Metropolitan Life Insurance Company’s attorneys’ fees and expenses.

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. As previously disclosed, in 2014, Metropolitan Life Insurance Company increased its recorded liability for asbestos-related claims to $690 million. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through December 31, 2015.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries seeking a broad range of information from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission (“SEC”); federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority (“FINRA”). The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.

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
Sales Practices Regulatory Matters.
Regulatory authorities in a number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company, NELICO and GALIC. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against Metropolitan Life Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that Metropolitan Life Insurance Company violated the West Virginia Uniform Unclaimed Property Act (the “Act”), seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 21, 2012 and January 9, 2013, the Treasurer filed substantially identical suits against NELICO and GALIC, respectively. On June 16, 2015, the West Virginia Supreme Court of Appeals reversed the Circuit Court’s order that had granted defendants’ motions to dismiss the actions and remanded them to the Circuit Court for further proceedings. The defendants intend to defend these actions vigorously.
Total Control Accounts Litigation
Metropolitan Life Insurance Company is a defendant in a lawsuit related to its use of retained asset accounts, known as TCA, as a settlement option for death benefits.
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this putative class action lawsuit on behalf of all persons for whom Metropolitan Life Insurance Company established a TCA to pay death benefits under an ERISA plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the putative class. The court denied Metropolitan Life Insurance Company’s motion to dismiss the complaint. The Company intends to defend this action vigorously.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Contingencies, Commitments and Guarantees (continued)

Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Ins. Co. (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by Metropolitan Life Insurance Company from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions were consolidated with the Robainas action. The consolidated complaint alleges that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit sought recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. On October 9, 2015, the court granted Metropolitan Life Insurance Company’s motion to dismiss the consolidated complaint, finding that plaintiffs lacked Article III standing because they did not allege any concrete injury as a result of the alleged conduct. Plaintiffs appealed this decision to the Second Circuit Court of Appeals.
Intoccia v. Metropolitan Life Ins. Co. (S.D.N.Y., April 20, 2015)
Plaintiffs filed this putative class action on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums for Guaranteed Benefits Insurance Riders attached to variable annuity contracts with Metropolitan Life Insurance Company from 2009 through 2015 (the “Annuities”). The court consolidated Weilert v. Metropolitan Life Ins. Co. (S.D.N.Y., April 30, 2015) with the Intoccia case, and the consolidated, amended complaint alleges that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for Guaranteed Benefits Insurance Riders attached to the Annuities. The Court granted Metropolitan Life Insurance Company’s motion to dismiss, adopting the reasoning of the Robainas decision. Plaintiffs appealed this decision to the Second Circuit Court of Appeals.
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
This lawsuit was filed by the fiduciary for the Union Carbide Employees’ Pension Plan and alleges that Metropolitan Life Insurance Company, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. On August 8, 2014, the court denied the parties’ motions for summary judgment. The court has set a June 6, 2016 trial date.

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
Fauley v. Metropolitan Life Insurance Co., et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014).
Plaintiffs filed this lawsuit against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which Metropolitan Life Insurance Company has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order.
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
Martin v. Metropolitan Life Insurance Company, (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by Metropolitan Life Insurance Company in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that Metropolitan Life Insurance Company has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. The Company intends to defend this action vigorously.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Contingencies, Commitments and Guarantees (continued)

Lau v. Metropolitan Life Insurance Co. (S.D.N.Y. filed, December 3, 2015)
This putative class action lawsuit was filed by a single defined contribution plan participant on behalf of all ERISA plans whose assets were invested in Metropolitan Life Insurance Company’s “Group Annuity Contract Stable Value Funds” within the past six years. The suit alleges breaches of fiduciary duty under ERISA and challenges the “spread” with respect to the stable value fund group annuity products sold to retirement plans. The allegations focus on the methodology Metropolitan Life Insurance Company uses to establish and reset the crediting rate, the terms under which plan participants are permitted to transfer funds from a stable value option to another investment option, the procedures followed if an employer terminates a contract, and the level of disclosure provided. Plaintiff seeks declaratory and injunctive relief, as well as damages in an unspecified amount. The Company intends to defend this action vigorously.
Sales Practices Claims
Over the past several years, the Company has faced numerous claims, including class action lawsuits, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds, other products or the misuse of client assets. Some of the current cases seek substantial damages, including punitive and treble damages and attorneys’ fees. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
Summary
Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Contingencies, Commitments and Guarantees (continued)

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2015	2014
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$29	$34
Premium tax offsets currently available for paid assessments	50	65
	$79	$99
Other Liabilities:
Insolvency assessments	$43	$50
Commitments
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space, information technology, aircrafts and other equipment. Future minimum gross rental payments relating to these lease arrangements are as follows:

Amount
(In millions)
2016	$241
2017	202
2018	189
2019	160
2020	154
Thereafter	859
Total	$1,805
Total minimum rentals to be received in the future under non-cancelable subleases were $93 million as of December 31, 2015.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.2 billion and $3.9 billion at December 31, 2015 and 2014, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.4 billion and $3.6 billion at December 31, 2015 and 2014, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $800 million, with a cumulative maximum of $1.2 billion, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $4 million and $3 million at December 31, 2015 and 2014, respectively, for indemnities, guarantees and commitments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

18. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2015 and 2014 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions)
2015
Total revenues	$9,862	$8,833	$10,772	$9,304
Total expenses	$8,170	$7,945	$9,637	$8,480
Income (loss) from continuing operations, net of income tax	$1,190	$668	$268	$631
Income (loss) from discontinued operations, net of income tax	$—	$—	$—	$—
Net income (loss)	$1,190	$668	$268	$631
Less: Net income (loss) attributable to noncontrolling interests	$1	$6	$(8)	$1
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,189	$662	$276	$630
2014
Total revenues	$9,037	$9,252	$9,857	$10,585
Total expenses	$7,889	$8,210	$8,017	$9,224
Income (loss) from continuing operations, net of income tax	$828	$749	$1,303	$979
Income (loss) from discontinued operations, net of income tax	$(3)	$—	$—	$—
Net income (loss)	$825	$749	$1,303	$979
Less: Net income (loss) attributable to noncontrolling interests	$1	$—	$(7)	$1
Net income (loss) attributable to Metropolitan Life Insurance Company	$824	$749	$1,310	$978
19. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $2.1 billion, $2.1 billion and $2.4 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $135 million, $129 million and $127 million for the years ended December 31, 2015, 2014 and 2013, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $151 million, $177 million and $142 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $1.5 billion, $1.8 billion and $1.4 billion for the years ended December 31, 2015, 2014 and 2013, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $282 million and $169 million at December 31, 2015 and 2014, respectively.
See Notes 6, 8, 9, 12, 13 and 15 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

20. Subsequent Events
Common Stock Dividend
On March 15, 2016, Metropolitan Life Insurance Company paid an ordinary cash dividend to MetLife, Inc. of $1.5 billion.
Sales Distribution Services
On February 28, 2016, MetLife, Inc. entered into a purchase agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force, the MetLife Premier Client Group, together with its affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc., and certain related assets. As part of the transaction, MetLife, Inc. and MassMutual have also agreed to enter into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. The transaction is subject to certain closing conditions, including regulatory approval.
The Separation
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the SEC filing and review process, as well as market conditions. Any Separation that might occur will be subject to the satisfaction of various conditions and approvals, including approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. MetLife expects that the life insurance closed block and the life and annuity business sold through Metropolitan Life Insurance Company will not be a part of the Separation. Metropolitan Life Insurance Company would no longer write new retail life and annuity business post-Separation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2015
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Treasury and agency securities	$36,183	$39,693	$39,693
Public utilities	10,186	10,681	10,681
State and political subdivision securities	6,070	6,974	6,974
Foreign government securities	3,178	3,606	3,606
All other corporate bonds	75,375	76,682	76,682
Total bonds	130,992	137,636	137,636
Mortgage-backed and asset-backed securities	36,407	37,061	37,061
Redeemable preferred stock	962	989	989
Total fixed maturity securities	168,361	175,686	175,686
Trading and fair value option securities	463	431	431
Equity securities:
Common stock:
Industrial, miscellaneous and all other	1,103	1,066	1,066
Public utilities	195	177	177
Non-redeemable preferred stock	687	706	706
Total equity securities	1,985	1,949	1,949
Mortgage loans held-for-investment	53,722		53,722
Policy loans	8,134		8,134
Real estate and real estate joint ventures	5,968		5,968
Real estate acquired in satisfaction of debt	40		40
Other limited partnership interests	4,088		4,088
Short-term investments	5,595		5,595
Other invested assets	16,869		16,869
Total investments	$265,225		$272,482
______________

(1)
The Company’s trading and FVO securities portfolio is mainly comprised of fixed maturity and equity securities, including mutual funds and, to a lesser extent, short-term investments and cash and cash equivalents. Cost or amortized cost for fixed maturity securities and mortgage loans held-for-investment represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and adjusted for valuation allowances and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2015, 2014 and 2013
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2015
Retail	$5,630	$64,197	$30,204	$624	$36	$522
Group, Voluntary & Worksite Benefits	303	21,477	8,193	—	269	—
Corporate Benefit Funding	105	41,696	56,023	—	—	33
Corporate & Other	5	528	—	—	3	—
Total	$6,043	$127,898	$94,420	$624	$308	$555
2014
Retail	$5,544	$64,965	$30,058	$615	$35	$527
Group, Voluntary & Worksite Benefits	324	20,500	8,305	—	321	—
Corporate Benefit Funding	106	40,414	57,539	—	—	41
Corporate & Other	1	518	—	—	—	—
Total	$5,975	$126,397	$95,902	$615	$356	$568
2013
Retail	$5,990	$62,912	$30,434	$601	$36	$507
Group, Voluntary & Worksite Benefits	333	19,460	8,575	—	236	—
Corporate Benefit Funding	93	36,452	53,489	—	—	31
Corporate & Other	—	581	—	—	1	—
Total	$6,416	$119,405	$92,498	$601	$273	$538
______________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2015, 2014 and 2013
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (1)
2015
Retail	$5,758	$5,039	$6,320	$691	$2,691
Group, Voluntary & Worksite Benefits	15,439	1,655	14,125	32	2,234
Corporate Benefit Funding	3,205	4,850	6,185	20	459
Corporate & Other	116	33	80	(1)	1,396
Total	$24,518	$11,577	$26,710	$742	$6,780
2014
Retail	$5,640	$5,150	$6,170	$652	$2,619
Group, Voluntary & Worksite Benefits	15,097	1,618	13,977	26	2,155
Corporate Benefit Funding	2,985	4,780	5,805	17	458
Corporate & Other	128	345	77	—	1,384
Total	$23,850	$11,893	$26,029	$695	$6,616
2013
Retail	$5,456	$5,077	$6,059	$217	$2,956
Group, Voluntary & Worksite Benefits	14,420	1,594	13,346	25	2,005
Corporate Benefit Funding	2,886	4,585	5,813	19	461
Corporate & Other	76	529	67	—	1,510
Total	$22,838	$11,785	$25,285	$261	$6,932
______________

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.
See Note 2 of the Notes to the Consolidated Financial Statements for information on certain segment reporting changes during the first quarter of 2015, which were retrospectively applied.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2015, 2014 and 2013
(In millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2015
Life insurance in-force	$3,035,399	$361,355	$811,435	$3,485,479	23.3%
Insurance premium
Life insurance (1)	$14,449	$1,143	$1,638	$14,944	11.0%
Accident & health insurance	7,048	99	41	6,990	0.6%
Total insurance premium	$21,497	$1,242	$1,679	$21,934	7.7%
2014
Life insurance in-force	$2,935,363	$372,886	$830,980	$3,393,457	24.5%
Insurance premium
Life insurance (1)	$14,135	$1,159	$1,630	$14,606	11.2%
Accident & health insurance	6,828	93	43	6,778	0.6%
Total insurance premium	$20,963	$1,252	$1,673	$21,384	7.8%
2013
Life insurance in-force	$2,940,853	$401,576	$844,946	$3,384,223	25.0%
Insurance premium
Life insurance (1)	$13,820	$1,187	$1,423	$14,056	10.1%
Accident & health insurance	6,470	97	46	6,419	0.7%
Total insurance premium	$20,290	$1,284	$1,469	$20,475	7.2%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2015, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $23.1 billion and $276.7 billion, respectively, and life insurance premiums of $40 million and $701 million, respectively. For the year ended December 31, 2014, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $23.9 billion and $277.9 billion, respectively, and life insurance premiums of $36 million and $681 million, respectively. For the year ended December 31, 2013, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $26.1 billion and $259.6 billion, respectively, and life insurance premiums of $45 million and $451 million, respectively.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2015 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting at December 31, 2015.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2015. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 114.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, Inc., has served as the independent auditor of the Company for more than 75 years. Its long-term knowledge of the MetLife group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Independent Auditor’s Fees for 2015 and 2014
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2015 and 2014. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2015	2014
	(In millions)
Audit fees (1)	$44.6	$41.9
Audit-related fees (2)	$7.7	$5.0
Tax fees (3)	$2.2	$1.0
All other fees (4)	$0.2	$0.4
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

(3)
Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of advisory services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities. In 2015, tax compliance and tax preparation fess total $1.5 million and tax advisory fees total $0.6 million and in 2014, tax compliance and tax preparation fees total $1.0 million and tax advisory fees were not significant.

(4)	Fees for other types of permitted services, including employee benefit advisory services, risk and other consulting services, financial advisory services and valuation services.

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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 113.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 113.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 24, 2016

METROPOLITAN LIFE INSURANCE COMPANY

By		/s/ Steven A. Kandarian
	Name:	Steven A. Kandarian
	Title:	Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 24, 2016
Cheryl W. Grisé

Director
Carlos M. Gutierrez

/s/ R. Glenn Hubbard	Director	March 24, 2016
R. Glenn Hubbard

/s/ Alfred F. Kelly, Jr.	Director	March 24, 2016
Alfred F. Kelly, Jr.

/s/ Edward J. Kelly, III	Director	March 24, 2016
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 24, 2016
William E. Kennard

/s/ James M. Kilts	Director	March 24, 2016
James M. Kilts

/s/ Catherine R. Kinney	Director	March 24, 2016
Catherine R. Kinney

/s/ Denise M. Morrison	Director	March 24, 2016
Denise M. Morrison

/s/ Kenton J. Sicchitano	Director	March 24, 2016
Kenton J. Sicchitano

/s/ Lulu C. Wang	Director	March 24, 2016
Lulu C. Wang

Signature	Title	Date

/s/ Steven A. Kandarian	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2016
Steven A. Kandarian

/s/ John C. R. Hele	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2016
John C. R. Hele

/s/ Peter M. Carlson	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 24, 2016
Peter M. Carlson

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Metropolitan Life Insurance Company, its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Metropolitan Life Insurance Company, its subsidiaries and affiliates may be found elsewhere in this Annual Report on Form 10-K and Metropolitan Life Insurance Company’s other public filings, which are available without charge through the SEC’s website at www.sec.gov.)

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

10.4	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf. (Incorporated by reference to Exhibit 10.11 to the 2011 Annual Report).*

10.5
Adjustment of certain compensation items for Michel Khalaf, effective July 1, 2012. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.6
Employment Agreement between Christopher G. Townsend and MetLife Asia Pacific Limited, dated May 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated May 16, 2012 (the "May 16, 2012 Form 8-K")).*

10.7
Settlement Agreement and General Release, dated April 2, 2014, between MetLife Group, Inc. and Beth Hirschhorn. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)*

10.8	Sign-On Letter, dated December 9, 2014, from MetLife, Inc. to Esther Lee. (Incorporated by reference to Exhibit 10.17 to the 2014 Annual Report).*

10.9	Letter Agreement dated June 11, 2015 between MetLife, Inc. and Christopher Townsend. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 15, 2015).*

Exhibit No.	Description

10.10
Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*

10.11
Separation Agreement, Waiver and General Release, dated July 30, 2015, between MetLife Group, Inc. and William J. Wheeler. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.12
Agreement to Protect Corporate Property executed by William J. Wheeler on June 21, 2001. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.13
Agreement to Protect Corporate Property, dated January 1, 2015, executed by Esther S. Lee. (Incorporated by reference to Exhibit 10.13 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Annual Report")).*

10.14	Form of Agreement to Protect Corporate Property executed by Steven A. Kandarian, Steven J. Goulart, and Maria M. Morris. (Incorporated by reference to Exhibit 10.14 to the 2015 Annual Report).*

10.15
Form of Agreement to Protect Corporate Property executed by Ricardo A. Anzaldua, John C. R. Hele, Frans Hijkoop, Michele A. Khalaf, and Martine J. Lippert. (Incorporated by reference to Exhibit 10.15 to the 2015 Annual Report).*

10.16	MetLife, Inc. 2000 Directors Stock Plan, as amended and restated March 28, 2000. (Incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).*

10.17	MetLife, Inc. 2000 Directors Stock Plan, as amended, effective February 8, 2002. (Incorporated by reference to Exhibit 10.20 to the 2012 Annual Report).*

10.18	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the "2005 SIC Plan"). (Incorporated by reference to Exhibit 10.24 to the 2014 Annual Report). *

10.19	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.24 to the 2012 Annual Report). *

10.20	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.25 to the 2012 Annual Report).*

10.21	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.28 to the 2014 Annual Report).*

10.22	Form of Management Stock Option Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.29 to the 2014 Annual Report).*

10.23
Form of Stock Option Agreement under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.9 to MetLife, Inc.'s Current Report on Form 8-K dated February 15, 2013 (the "February 15, 2013 Form 8-K")).*

10.24
Form of Stock Option Agreement (Three-Year "Cliff" Exercisability) under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.10 to the February 15, 2013 Form 8-K).*

10.25	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 11, 2007). (Incorporated by reference to Exhibit 10.30 to the 2012 Annual Report).*

10.26	Form of Management Restricted Stock Unit Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.33 to the 2014 Annual Report).*

10.27	Form of Restricted Stock Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.4 to the February 15, 2013 Form 8-K).*

10.28
Form of Restricted Stock Unit Agreement (Three-Year "Cliff" Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.5 to the February 15, 2013 Form 8-K).*

10.29	Form of Management Performance Share Agreement under the 2005 SIC Plan (effective December 14, 2010). (Incorporated by reference to Exhibit 10.29 to the 2015 Annual Report).*

Exhibit No.	Description

10.30	Form of Performance Share Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.1 to the February 15, 2013 Form 8-K).*

10.31	MetLife International Performance Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.2 to the February 15, 2013 Form 8-K).*

10.32	Form of Performance Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.3 to the February 15, 2013 Form 8-K).*

10.33	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011). (Incorporated by reference to Exhibit 10.48 to the 2011 Annual Report).*

10.34	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.49 to the 2011 Annual Report).*

10.35	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012). (Incorporated by reference to Exhibit 10.11 to the February 15, 2013 Form 8-K).*

10.36	Form of Unit Option Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.12 to the February 15, 2013 Form 8-K).*

10.37	Form of Unit Option Agreement (Three-Year "Cliff" Exercisability) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.13 to the February 15, 2013 Form 8-K).*

10.38	MetLife International Restricted Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.6 to the February 15, 2013 Form 8-K).*

10.39	Form of Restricted Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.7 to the February 15, 2013 Form 8-K).*

10.40
Form of Restricted Unit Agreement (Three-Year "Cliff" Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.8 to the February 15, 2013 Form 8-K).*

10.41
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

10.42
Resolutions of the MetLife, Inc. Board of Directors (adopted February 9, 2015) regarding the selection of performance measures for 2015 awards under the AVIP. (Incorporated by reference to Exhibit 10.44 to the 2015 Annual Report).*

10.43
Resolutions of the MetLife, Inc., Board of Directors (adopted September 13, 2011) regarding non-management director compensation. (Incorporated by reference to Exhibit 10.4 to the Third Quarter 2011 10-Q).*

10.44	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.72 to the 2012 Annual Report).*

10.45
Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.74 to the 2014 Annual Report).*

10.46
Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.48 to the 2015 Annual Report).*

10.47
Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.75 to the 2012 Annual Report).*

10.48
Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.77 to the 2013 Annual Report).*

10.49	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003. (Incorporated by reference to Exhibit 10.78 to the 2013 Annual Report).*

10.50
Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005. (Incorporated by reference to Exhibit 10.52 to the 2015 Annual Report).*

Exhibit No.	Description

10.51
Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005). (Incorporated by reference to Exhibit 10.53 to the 2015 Annual Report).*

10.52
Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.66 to the 2011 Annual Report).*

10.53
MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005). (Incorporated by reference to Exhibit 10.67 to the 2011 Annual Report).*

10.54
Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.81 to the 2012 Annual Report).*

10.55
Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.84 to the 2013 Annual Report).*

10.56
Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.85 to the 2014 Annual Report).*

10.57
Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009). (Incorporated by reference to Exhibit 10.86 to the 2014 Annual Report).*

10.58
Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2011). (Incorporated by reference to Exhibit 10.60 to the 2015 Annual Report).*

10.59
Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015). (Incorporated by reference to Exhibit 10.88 to the 2014 Annual Report).*

10.60	MetLife Deferred Compensation Plan for Outside Directors (effective December 9, 2003). (Incorporated by reference to Exhibit 10.88 to the 2013 Annual Report).*

10.61
Amendment Number One to the MetLife Deferred Compensation Plan for Outside Directors (as amended and restated as of December 9, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.74 to the 2011 Annual Report).*

10.62
MetLife Non-Management Director Deferred Compensation Plan, dated December 19, 2012 (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 10.64 to the 2015 Annual Report).*

10.63	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008). (Incorporated by reference to Exhibit 10.94 to the 2013 Annual Report).*

10.64	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006). (Incorporated by reference to Exhibit 10.80 to the 2011 Annual Report).*

10.65	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007). (Incorporated by reference to Exhibit 10.81 to the 2011 Annual Report).*

10.66	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008). (Incorporated by reference to Exhibit 10.95 to the 2012 Annual Report).*

Exhibit No.	Description

10.67
Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008). (Incorporated by reference to Exhibit 10.98 to the 2013 Annual Report).*

10.68
Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.99 to the 2013 Annual Report).*

10.69
Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009). (Incorporated by reference to Exhibit 10.71 to the 2015 Annual Report).*

10.70
Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.102 to the 2014 Annual Report).*

10.71
Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 21, 2010 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.73 to the 2015 Annual Report).*

10.72
Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 20, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.101 to the 2012 Annual Report).*

10.73	Alico Overseas Pension Plan, dated January 2009. (Incorporated by reference to Exhibit 10.88 to the 2011 Annual Report).*

10.74	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010. (Incorporated by reference to Exhibit 10.89 to the 2011 Annual Report).*

10.75	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2010), dated December 13, 2011. (Incorporated by reference to Exhibit 10.90 to the 2011 Annual Report).*

10.76
Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated May 4, 2012).*

10.77	Member's Explanatory Handbook for the Metropolitan Life Insurance Company of Hong Kong Limited Healthcare Plan (2014). (Incorporated by reference to Exhibit 10.79 to the 2015 Annual Report).*

10.78
MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014 (the "MPTA")). (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).*

10.79	Amendment Number One to the MPTA, dated December 30, 2014 (effective January 1, 2015). (Incorporated by reference to Exhibit 10.111 to the 2014 Annual Report).*

10.80
MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan, effective January 1, 2015. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198141).*

10.81
MetLife, Inc. 2015 Stock and Incentive Plan, effective January 1, 2015 (the “2015 SIC Plan”). (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198145)).*

10.82
Form of Performance Share Agreement under the 2015 SIC Plan. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 11, 2014 (the “December 11, 2014 Form 8-K”).*

10.83	Form of Performance Unit Agreement under the 2015 SIC Plan. (Incorporated by reference to Exhibit 10.2 to the December 11, 2014 Form 8-K).*

10.84
Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan (Incorporated by reference to Exhibit 10.3 to the December 11, 2014 Form 8-K).*

Exhibit No.	Description

10.85	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.4 to the December 11, 2014 Form 8-K).*

10.86	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.5 to the December 11, 2014 Form 8-K).*

10.87	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.6 to the December 11, 2014 Form 8-K).*

10.88	Form of Stock Option Agreement (Ratable Exercisability in Thirds) (Incorporated by reference to Exhibit 10.7 to the December 11, 2014 Form 8-K).*

10.89	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) (Incorporated by reference to Exhibit 10.8 to the December 11, 2014 Form 8-K).*

10.90	Form of Unit Option Agreement (Ratable Exercisability in Thirds) (Incorporated by reference to Exhibit 10.9 to the December 11, 2014 Form 8-K).*

10.91	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) (Incorporated by reference to Exhibit 10.10 to the December 11, 2014 Form 8-K).*

10.92	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015) (Incorporated by reference to Exhibit 10.11 to the December 11, 2014 Form 8-K).*

10.93	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2016. (Incorporated by reference to Exhibit 10.95 to the 2015 Annual Report).*

10.94	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2016. (Incorporated by reference to Exhibit 10.96 to the 2015 Annual Report).*

10.95
Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016. (Incorporated by reference to Exhibit 10.97 to the 2015 Annual Report).*

10.96
Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals), effective January 1, 2016. (Incorporated by reference to Exhibit 10.98 to the 2015 Annual Report).*

10.97
Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals), effective January 1, 2016. (Incorporated by reference to Exhibit 10.99 to the 2015 Annual Report).*

10.98
Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals), effective January 1, 2016. (Incorporated by reference to Exhibit 10.100 to the 2015 Annual Report).*

10.99	Form of Stock Option Agreement (Ratable Exercisability in Thirds), effective January 1, 2016. (Incorporated by reference to Exhibit 10.101 to the 2015 Annual Report).*

10.100	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability), effective January 1, 2016. (Incorporated by reference to Exhibit 10.102 to the 2015 Annual Report).*

10.101	Form of Unit Option Agreement (Ratable Exercisability in Thirds), effective January 1, 2016. (Incorporated by reference to Exhibit 10.103 to the 2015 Annual Report).*

10.102	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability), effective January 1, 2016. (Incorporated by reference to Exhibit 10.104 to the 2015 Annual Report).*

10.103	Award Agreement Supplement, effective January 1, 2016. (Incorporated by reference to Exhibit 10.105 to the 2015 Annual Report).*

Exhibit No.	Description

10.104
MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2010. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198143)).*

10.105
Amendment Number One to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2010. (Incorporated by reference to Exhibit 4.2 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198143)).*

10.106
Amendment Number Two to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2010. (Incorporated by reference to Exhibit 4.3 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198143)).*

10.107
Amendment Number Three to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2013. (Incorporated by reference to Exhibit 4.4 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198143)).*

10.108
Amendment Number Four to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2014. (Incorporated by reference to Exhibit 4.5 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198143)).*

10.109
Amendment Number Five to the MetLife Individual Distribution Sales Deferred Compensation Plan, effective June 1, 2014. (Incorporated by reference to Exhibit 4.6 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198143)).*

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