Form 10-Q
period 2016-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2016-05-12
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 12, 2016, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MLIC. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to global financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, (c) entry into joint ventures, or (d) legal entity reorganizations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) fluctuations in foreign currency exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings, or MetLife, Inc.’s credit ratings; (17) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (18) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (19) differences between actual claims experience and underwriting and reserving assumptions; (20) ineffectiveness of MetLife’s risk management policies and procedures; (21) catastrophe losses; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) inability to attract and retain sales representatives; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) the effectiveness of MetLife’s programs and practices in avoiding giving associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $170,986 and $168,361, respectively; includes $106 and $103, respectively, relating to variable interest entities)	$183,509	$175,686
Equity securities available-for-sale, at estimated fair value (cost: $1,969 and $1,985, respectively)	1,976	1,949
Trading and fair value option securities, at estimated fair value (includes $360 and $404, respectively, of actively traded securities; and $10 and $13, respectively, relating to variable interest entities)	384	431
Mortgage loans (net of valuation allowances of $258 and $257, respectively; includes $392 and $314, respectively, under the fair value option)	54,654	53,722
Policy loans	8,057	8,134
Real estate and real estate joint ventures (includes $1,401 and $0, respectively, relating to variable interest entities; includes $42 and $42, respectively, of real estate held-for-sale)	6,217	6,008
Other limited partnership interests (includes $27 and $27, respectively, relating to variable interest entities)	4,021	4,088
Short-term investments, principally at estimated fair value	6,671	5,595
Other invested assets (includes $43 and $43, respectively, relating to variable interest entities)	18,448	16,869
Total investments	283,937	272,482
Cash and cash equivalents, principally at estimated fair value (includes $2 and $1, respectively, relating to variable interest entities)	4,001	4,651
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	2,242	2,250
Premiums, reinsurance and other receivables (includes $3 and $2, respectively, relating to variable interest entities)	27,086	23,722
Deferred policy acquisition costs and value of business acquired	5,778	6,043
Current income tax recoverable	—	36
Other assets (includes $3 and $3, respectively, relating to variable interest entities)	4,415	4,397
Separate account assets	138,576	135,939
Total assets	$466,035	$449,520
Liabilities and Equity
Liabilities
Future policy benefits	$119,966	$118,914
Policyholder account balances	96,043	94,420
Other policy-related balances	7,377	7,201
Policyholder dividends payable	614	624
Policyholder dividend obligation	2,586	1,783
Payables for collateral under securities loaned and other transactions	23,312	21,937
Short-term debt	100	100
Long-term debt (includes $62 and $61, respectively, at estimated fair value, relating to variable interest entities)	1,702	1,715
Current income tax payable	145	—
Deferred income tax liability (includes $2 and $0, respectively, relating to variable interest entities)	4,030	2,888
Other liabilities (includes $1 and $2, respectively, relating to variable interest entities)	38,744	32,755
Separate account liabilities	138,576	135,939
Total liabilities	433,195	418,276
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,434	14,444
Retained earnings	12,734	13,738
Accumulated other comprehensive income (loss)	5,169	2,685
Total Metropolitan Life Insurance Company stockholder’s equity	32,342	30,872
Noncontrolling interests	498	372
Total equity	32,840	31,244
Total liabilities and equity	$466,035	$449,520
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Revenues
Premiums	$5,241	$5,138
Universal life and investment-type product policy fees	642	636
Net investment income	2,703	2,966
Other revenues	361	397
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(55)	(6)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	(9)
Other net investment gains (losses)	(181)	240
Total net investment gains (losses)	(236)	225
Net derivative gains (losses)	83	500
Total revenues	8,794	9,862
Expenses
Policyholder benefits and claims	5,916	5,839
Interest credited to policyholder account balances	556	537
Policyholder dividends	311	304
Other expenses	1,413	1,490
Total expenses	8,196	8,170
Income (loss) before provision for income tax	598	1,692
Provision for income tax expense (benefit)	102	502
Net income (loss)	496	1,190
Less: Net income (loss) attributable to noncontrolling interests	—	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$496	$1,189
Comprehensive income (loss)	$2,980	$1,762
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	—	1
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$2,980	$1,761
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$5	$14,444	$13,738	$2,685	$30,872	$372	$31,244
Capital contributions from MetLife, Inc.		1			1		1
Tax deficiencies related to stock-based compensation		(11)			(11)		(11)
Dividends paid to MetLife, Inc.			(1,500)		(1,500)		(1,500)
Change in equity of noncontrolling interests					—	126	126
Net income (loss)			496		496		496
Other comprehensive income (loss), net of income tax				2,484	2,484		2,484
Balance at March 31, 2016	$5	$14,434	$12,734	$5,169	$32,342	$498	$32,840

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$5	$14,448	$12,470	$5,034	$31,957	$392	$32,349
Capital contributions from MetLife, Inc.		1			1		1
Excess tax benefits related to stock-based compensation		1			1		1
Dividends paid to MetLife, Inc.					—		—
Change in equity of noncontrolling interests					—		—
Net income (loss)			1,189		1,189	1	1,190
Other comprehensive income (loss), net of income tax				572	572		572
Balance at March 31, 2015	$5	$14,450	$13,659	$5,606	$33,720	$393	$34,113
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$821	$888
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	16,259	20,136
Equity securities	534	23
Mortgage loans	2,398	2,335
Real estate and real estate joint ventures	46	175
Other limited partnership interests	241	128
Purchases of:
Fixed maturity securities	(16,333)	(17,162)
Equity securities	(593)	(48)
Mortgage loans	(3,327)	(4,720)
Real estate and real estate joint ventures	(170)	(136)
Other limited partnership interests	(241)	(118)
Cash received in connection with freestanding derivatives	376	333
Cash paid in connection with freestanding derivatives	(312)	(270)
Net change in policy loans	77	(21)
Net change in short-term investments	(1,056)	(3,005)
Net change in other invested assets	(21)	(130)
Net change in property, equipment and leasehold improvements	(1)	(76)
Net cash provided by (used in) investing activities	(2,123)	(2,556)
Cash flows from financing activities
Policyholder account balances:
Deposits	12,558	14,568
Withdrawals	(11,753)	(13,786)
Net change in payables for collateral under securities loaned and other transactions	1,375	328
Long-term debt repaid	—	(10)
Dividends paid to MetLife, Inc.	(1,500)	—
Other, net	(28)	(70)
Net cash provided by (used in) financing activities	652	1,030
Change in cash and cash equivalents	(650)	(638)
Cash and cash equivalents, beginning of period	4,651	1,993
Cash and cash equivalents, end of period	$4,001	$1,355
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$15	$14
Income tax	$109	$89
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$1
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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from estimates.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2016 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2015 Annual Report.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncement
Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decision maker or service provider are variable interests in a VIE, and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. The consolidated VIE assets and liabilities and unconsolidated VIE carrying amounts and maximum exposure to loss as of March 31, 2016, disclosed in Note 5, reflect the application of the new guidance.
Future Adoption of New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on leasing transactions (Accounting Standards Update (“ASU”) 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach which includes a number of optional practical expedients. Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current guidance, leases would be classified as finance or operating leases. However, unlike current guidance, the new guidance will require both types of leases to be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2015, the FASB issued new guidance on short-duration insurance contracts (ASU 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts). The amendments in this new guidance are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The new guidance should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The new guidance requires insurance entities to provide users of financial statements with more transparent information about initial claim estimates and subsequent adjustments to these estimates, including information on: (i) reconciling from the claim development table to the balance sheet liability, (ii) methodologies and judgments in estimating claims, and (iii) the timing, and frequency of claims. The adoption will not have an impact on the Company’s consolidated financial statements other than expanded disclosures in Note 3.
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
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. MetLife expects that the life insurance closed block and the life and annuity business sold through Metropolitan Life Insurance Company will not be a part of the Separation. Metropolitan Life Insurance Company would no longer write new retail life and annuity business post-Separation.
Retail
The Retail segment offers a broad range of protection products and services and a variety of annuities to individuals and employees of corporations and other institutions, and is organized into two U.S. businesses: Life & Other and Annuities. Life & Other insurance products and services include variable life, universal life, term life and whole life products. Additionally, through broker-dealer affiliates, the Company offers a full range of mutual funds and other securities products. Life & Other products and services also include individual disability income products. Annuities includes a variety of variable, fixed and indexed annuities which provide for both asset accumulation and asset distribution needs.
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
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including enterprise-wide strategic initiative restructuring charges, various start-up businesses (including the investment management business through which the Company offers fee-based investment management services to institutional clients), and certain run-off businesses. Corporate & Other also includes the Company’s ancillary international operations and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes ancillary U.S. direct business, comprised of group and individual products sold through sponsoring organizations, affinity groups and direct to consumer. Additionally, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Financial Measures and Segment Accounting Policies
Operating earnings is the measure of segment profit or loss the Company uses to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is the Company’s measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses).
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

The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or net income (loss).
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

	Operating Results
Three Months Ended March 31, 2016	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$991	$3,871	$345	$34	$5,241	$—	$5,241
Universal life and investment-type product policy fees	367	185	65	—	617	25	642
Net investment income	1,252	437	1,161	(15)	2,835	(132)	2,703
Other revenues	34	117	70	140	361	—	361
Net investment gains (losses)	—	—	—	—	—	(236)	(236)
Net derivative gains (losses)	—	—	—	—	—	83	83
Total revenues	2,644	4,610	1,641	159	9,054	(260)	8,794
Expenses
Policyholder benefits and claims and policyholder dividends	1,592	3,716	873	28	6,209	18	6,227
Interest credited to policyholder account balances	232	37	287	—	556	—	556
Capitalization of DAC	(111)	(2)	—	(2)	(115)	—	(115)
Amortization of DAC and VOBA	160	6	5	—	171	(26)	145
Interest expense on debt	2	1	2	23	28	—	28
Other expenses	421	594	111	201	1,327	28	1,355
Total expenses	2,296	4,352	1,278	250	8,176	20	8,196
Provision for income tax expense (benefit)	104	97	126	(127)	200	(98)	102
Operating earnings	$244	$161	$237	$36	678
Adjustments to:
Total revenues					(260)
Total expenses					(20)
Provision for income tax (expense) benefit					98
Net income (loss)					$496		$496

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$983	$3,711	$415	$29	$5,138	$—	$5,138
Universal life and investment-type product policy fees	379	188	44	—	611	25	636
Net investment income	1,344	459	1,225	65	3,093	(127)	2,966
Other revenues	43	111	71	172	397	—	397
Net investment gains (losses)	—	—	—	—	—	225	225
Net derivative gains (losses)	—	—	—	—	—	500	500
Total revenues	2,749	4,469	1,755	266	9,239	623	9,862
Expenses
Policyholder benefits and claims and policyholder dividends	1,656	3,535	917	19	6,127	16	6,143
Interest credited to policyholder account balances	235	37	264	—	536	1	537
Capitalization of DAC	(102)	(4)	(6)	—	(112)	—	(112)
Amortization of DAC and VOBA	121	9	5	—	135	73	208
Interest expense on debt	1	—	1	30	32	—	32
Other expenses	443	557	118	244	1,362	—	1,362
Total expenses	2,354	4,134	1,299	293	8,080	90	8,170
Provision for income tax expense (benefit)	121	124	158	(88)	315	187	502
Operating earnings	$274	$211	$298	$61	844
Adjustments to:
Total revenues					623
Total expenses					(90)
Provision for income tax (expense) benefit					(187)
Net income (loss)					$1,190		$1,190
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2016	December 31, 2015
	(In millions)
Retail	$180,570	$176,776
Group, Voluntary & Worksite Benefits	47,477	43,770
Corporate Benefit Funding	208,980	201,251
Corporate & Other	29,008	27,723
Total	$466,035	$449,520

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
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
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	March 31, 2016				December 31, 2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(In millions)
Annuity Contracts (1)
Variable Annuity Guarantees
Total account value (2)	$59,747		$27,594		$59,858		$27,648
Separate account value	$48,020		$26,451		$48,216		$26,530
Net amount at risk	$1,691	(3)	$485	(4)	$1,698	(3)	$379	(4)
Average attained age of contractholders	66 years		64 years		65 years		63 years

Other Annuity Guarantees
Total account value (2)	N/A		$405		N/A		$406
Net amount at risk	N/A		$143	(5)	N/A		$144	(5)
Average attained age of contractholders	N/A		57 years		N/A		56 years

	March 31, 2016		December 31, 2015
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(In millions)
Universal and Variable Life Contracts (1)
Total account value (2)	$7,766	$1,041	$8,166	$1,052
Net amount at risk (6)	$75,491	$7,531	$75,994	$7,658
Average attained age of policyholders	55 years	61 years	55 years	61 years
_________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2016	December 31, 2015
	(In millions)
Closed Block Liabilities
Future policy benefits	$41,046	$41,278
Other policy-related balances	270	249
Policyholder dividends payable	484	468
Policyholder dividend obligation	2,586	1,783
Other liabilities	799	380
Total closed block liabilities	45,185	44,158
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	28,739	27,556
Equity securities available-for-sale, at estimated fair value	108	111
Mortgage loans	5,910	6,022
Policy loans	4,561	4,642
Real estate and real estate joint ventures	458	462
Other invested assets	978	1,066
Total investments	40,754	39,859
Cash and cash equivalents	151	236
Accrued investment income	477	474
Premiums, reinsurance and other receivables	321	56
Current income tax recoverable	7	11
Deferred income tax assets	215	234
Total assets designated to the closed block	41,925	40,870
Excess of closed block liabilities over assets designated to the closed block	3,260	3,288
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	1,963	1,382
Unrealized gains (losses) on derivatives, net of income tax	63	76
Allocated to policyholder dividend obligation, net of income tax	(1,681)	(1,159)
Total amounts included in AOCI	345	299
Maximum future earnings to be recognized from closed block assets and liabilities	$3,605	$3,587
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$1,783	$3,155
Change in unrealized investment and derivative gains (losses)	803	(1,372)
Balance, end of period	$2,586	$1,783

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Revenues
Premiums	$417	$430
Net investment income	480	515
Net investment gains (losses)	(28)	(1)
Net derivative gains (losses)	(11)	25
Total revenues	858	969
Expenses
Policyholder benefits and claims	610	608
Policyholder dividends	245	240
Other expenses	32	37
Total expenses	887	885
Revenues, net of expenses before provision for income tax expense (benefit)	(29)	84
Provision for income tax expense (benefit)	(11)	29
Revenues, net of expenses and provision for income tax expense (benefit)	$(18)	$55
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

	March 31, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities
U.S. corporate	$58,208	$5,028	$868	$—	$62,368	$59,305	$3,763	$1,511	$—	$61,557
U.S. government and agency	36,039	5,207	17	—	41,229	36,183	3,638	128	—	39,693
Foreign corporate	26,641	1,325	953	2	27,011	27,218	1,005	1,427	1	26,795
RMBS	25,860	1,124	268	45	26,671	23,195	1,008	252	36	23,915
State and political subdivision	6,287	1,241	4	1	7,523	6,070	935	29	2	6,974
CMBS	6,409	225	57	—	6,577	6,547	114	82	—	6,579
ABS	7,620	36	151	—	7,505	6,665	40	138	—	6,567
Foreign government	3,922	768	65	—	4,625	3,178	536	108	—	3,606
Total fixed maturity securities	$170,986	$14,954	$2,383	$48	$183,509	$168,361	$11,039	$3,675	$39	$175,686
Equity securities
Common stock	$1,357	$59	$46	$—	$1,370	$1,298	$46	$101	$—	$1,243
Non-redeemable preferred stock	612	46	52	—	606	687	59	40	—	706
Total equity securities	$1,969	$105	$98	$—	$1,976	$1,985	$105	$141	$—	$1,949
The Company held non-income producing fixed maturity securities with an estimated fair value of $1 million and $3 million with unrealized gains (losses) of ($1) million and less than $1 million at March 31, 2016 and December 31, 2015, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$6,301	$40,790	$31,449	$52,557	$39,889	$170,986
Estimated fair value	$6,260	$42,615	$32,765	$61,116	$40,753	$183,509
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

	March 31, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In millions, except number of securities)
Fixed maturity securities
U.S. corporate	$9,234	$427	$3,407	$441	$17,480	$1,078	$2,469	$433
U.S. government and agency	694	1	280	16	11,683	125	248	3
Foreign corporate	4,594	288	4,997	667	8,823	669	4,049	759
RMBS	4,351	148	2,077	165	6,065	158	1,769	130
State and political subdivision	73	—	55	5	767	26	15	5
CMBS	477	5	681	52	2,266	42	509	40
ABS	3,416	57	2,215	94	3,211	54	1,817	84
Foreign government	587	40	236	25	961	91	87	17
Total fixed maturity securities	$23,426	$966	$13,948	$1,465	$51,256	$2,243	$10,963	$1,471
Equity securities
Common stock	$128	$44	$1	$2	$182	$99	$19	$2
Non-redeemable preferred stock	80	4	122	48	56	2	132	38
Total equity securities	$208	$48	$123	$50	$238	$101	$151	$40
Total number of securities in an unrealized loss position	2,486		1,117		4,167		807
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2016. Future other-than-temporary impairment (“OTTI”) will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $1.3 billion during the three months ended March 31, 2016 to $2.4 billion. The decrease in gross unrealized losses for the three months ended March 31, 2016 was primarily attributable to a decrease in interest rates and, to a lesser extent, the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At March 31, 2016, $366 million of the total $2.4 billion of gross unrealized losses were from 91 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $366 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $178 million, or 49%, were related to gross unrealized losses on 41 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $366 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $188 million, or 51%, were related to gross unrealized losses on 50 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities decreased $43 million during the three months ended March 31, 2016 to $98 million. Of the $98 million, $40 million were from seven securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $40 million, 68% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(In millions)		(In millions)
Mortgage loans
Commercial	$34,266	62.7%	$33,440	62.3%
Agricultural	11,690	21.4	11,663	21.7
Residential	8,564	15.7	8,562	15.9
Subtotal (1)	54,520	99.8	53,665	99.9
Valuation allowances	(258)	(0.5)	(257)	(0.5)
Subtotal mortgage loans, net	54,262	99.3	53,408	99.4
Residential — FVO	392	0.7	314	0.6
Total mortgage loans, net	$54,654	100.0%	$53,722	100.0%
_________________

(1)	Purchases of mortgage loans were $253 million and $1.4 billion for the three months ended March 31, 2016 and 2015, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential — FVO is presented in Note 7. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2016
Commercial	$—	$—	$—	$56	$56	$34,210	$168	$56
Agricultural	12	10	1	39	38	11,642	34	47
Residential	—	—	—	176	162	8,402	55	162
Total	$12	$10	$1	$271	$256	$54,254	$257	$265
December 31, 2015
Commercial	$—	$—	$—	$57	$57	$33,383	$165	$57
Agricultural	45	43	3	22	21	11,599	34	61
Residential	—	—	—	141	131	8,431	55	131
Total	$45	$43	$3	$220	$209	$53,413	$254	$249
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $56 million, $56 million and $147 million, respectively, for the three months ended March 31, 2016; and $155 million, $59 million and $47 million, respectively, for the three months ended March 31, 2015.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2016				2015
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$165	$37	$55	$257	$182	$35	$41	$258
Provision (release)	3	—	3	6	(1)	—	14	13
Charge-offs, net of recoveries	—	(2)	(3)	(5)	—	—	(5)	(5)
Balance, end of period	$168	$35	$55	$258	$181	$35	$50	$266

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(In millions)					(In millions)
March 31, 2016
Loan-to-value ratios
Less than 65%	$29,905	$719	$454	$31,078	90.7%	$32,097	91.0%
65% to 75%	2,548	106	177	2,831	8.3	2,830	8.0
76% to 80%	51	—	—	51	0.1	55	0.2
Greater than 80%	225	42	39	306	0.9	286	0.8
Total	$32,729	$867	$670	$34,266	100%	$35,268	100%
December 31, 2015
Loan-to-value ratios
Less than 65%	$28,828	$909	$408	$30,145	90.2%	$30,996	90.5%
65% to 75%	2,550	138	61	2,749	8.2	2,730	8.0
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	208	115	223	546	1.6	519	1.5
Total	$31,586	$1,162	$692	$33,440	100%	$34,245	100%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Loan-to-value ratios
Less than 65%	$11,103	95.0%	$10,975	94.1%
65% to 75%	519	4.4	609	5.2
76% to 80%	20	0.2	21	0.2
Greater than 80%	48	0.4	58	0.5
Total	$11,690	100.0%	$11,663	100.0%
The estimated fair value of agricultural mortgage loans was $12.1 billion and $11.9 billion at March 31, 2016 and December 31, 2015, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(In millions)		(In millions)
Performance indicators
Performing	$8,276	96.6%	$8,261	96.5%
Nonperforming	288	3.4	301	3.5
Total	$8,564	100.0%	$8,562	100.0%
The estimated fair value of residential mortgage loans was $8.9 billion and $8.8 billion at March 31, 2016 and December 31, 2015, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2016 and December 31, 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In millions)
Commercial	$—	$—	$—	$—
Agricultural	111	103	40	46
Residential	288	301	288	301
Total	$399	$404	$328	$347
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months ended March 31, 2016 and 2015, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.5 billion and $3.9 billion at March 31, 2016 and December 31, 2015, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2016	December 31, 2015
	(In millions)
Fixed maturity securities	$12,522	$7,331
Fixed maturity securities with noncredit OTTI losses included in AOCI	(48)	(39)
Total fixed maturity securities	12,474	7,292
Equity securities	59	27
Derivatives	2,194	2,208
Other	184	137
Subtotal	14,911	9,664
Amounts allocated from:
Future policy benefits	(447)	(7)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	2	—
DAC, VOBA and DSI	(818)	(572)
Policyholder dividend obligation	(2,586)	(1,783)
Subtotal	(3,849)	(2,362)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	21	14
Deferred income tax benefit (expense)	(3,858)	(2,542)
Net unrealized investment gains (losses)	7,225	4,774
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$7,224	$4,773
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$(39)	$(66)
Noncredit OTTI losses and subsequent changes recognized	—	5
Securities sold with previous noncredit OTTI loss	7	105
Subsequent changes in estimated fair value	(16)	(83)
Balance, end of period	$(48)	$(39)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2016
(In millions)
Balance, beginning of period	$4,773
Fixed maturity securities on which noncredit OTTI losses have been recognized	(9)
Unrealized investment gains (losses) during the period	5,256
Unrealized investment gains (losses) relating to:
Future policy benefits	(440)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	2
DAC, VOBA and DSI	(246)
Policyholder dividend obligation	(803)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7
Deferred income tax benefit (expense)	(1,316)
Net unrealized investment gains (losses)	7,224
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$7,224
Change in net unrealized investment gains (losses)	$2,451
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$2,451
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2016 and December 31, 2015.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2016	December 31, 2015
	(In millions)
Securities on loan: (1)
Amortized cost	$15,365	$16,257
Estimated fair value	$17,540	$17,700
Cash collateral on deposit from counterparties (2)	$17,853	$18,053
Security collateral on deposit from counterparties (3)	$43	$22
Reinvestment portfolio — estimated fair value	$17,996	$18,138
_________________

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2016
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. government and agency	$4,924	$7,009	$5,849	$17,782	99.6%
U.S. corporate	1	43	—	44	0.2
Agency RMBS	—	6	21	27	0.2
Total	$4,925	$7,058	$5,870	$17,853	100%

	December 31, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(In millions)
Cash collateral liability by loaned security type
U.S. government and agency	$6,260	$7,421	$4,303	$17,984	99.6%
U.S. corporate	1	41	—	42	0.3
Agency RMBS	—	6	21	27	0.1
Total	$6,261	$7,468	$4,324	$18,053	100%
_________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2016 was $4.8 billion, over 99% of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency, agency RMBS, ABS, U.S. and foreign corporate securities) with 66% invested in U.S. government and agency securities, agency RMBS, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	March 31, 2016	December 31, 2015
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,357	$1,245
Invested assets pledged as collateral (1)	20,093	19,011
Total invested assets on deposit and pledged as collateral	$21,450	$20,256
_________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report) and derivative transactions (see Note 6).

See “— Securities Lending” for information regarding securities on loan and Note 4 for information regarding investments designated to the closed block.
Variable Interest Entities
The Company is involved with certain legal entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity.
Consolidated VIEs
Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,401	$—	$—	$—
Fixed maturity securities (2)	107	53	104	50
Other investments (3)	88	12	89	13
Total	$1,596	$65	$193	$63
_________________

(1)
The Company consolidates certain affiliated real estate joint ventures. At March 31, 2016, the Company and its affiliates invested $1.0 billion and $394 million, respectively, in these affiliated real estate joint ventures.

(2)
The Company consolidates certain fixed maturity securities purchased in an investment structure which was partially funded with affiliated long-term debt. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for both the three months ended March 31, 2016 and 2015.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(3)
Other investments is primarily comprised of other invested assets and other limited partnerships. The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both March 31, 2016 and December 31, 2015. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for both the three months ended March 31, 2016 and 2015.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured securities (RMBS, CMBS and ABS) (2)	$40,753	$40,753	$37,061	$37,061
U.S. and foreign corporate	1,568	1,568	1,593	1,593
Other limited partnership interests	3,609	5,772	2,874	3,672
Other invested assets	2,020	2,624	1,564	2,116
Real estate joint ventures	96	121	31	44
Equity securities AFS:
Common stock	157	157	—	—
Total	$48,203	$50,995	$43,123	$44,486
_________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $169 million and $179 million at March 31, 2016 and December 31, 2015, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months ended March 31, 2016 and 2015.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$1,955	$2,023
Equity securities	24	20
Trading and FVO securities — Actively traded and FVO general account securities (1)	(4)	18
Mortgage loans	636	600
Policy loans	103	111
Real estate and real estate joint ventures	102	156
Other limited partnership interests	43	140
Cash, cash equivalents and short-term investments	10	6
Operating joint venture	2	2
Other	27	109
Subtotal	2,898	3,185
Less: Investment expenses	195	219
Net investment income	$2,703	$2,966
_________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were ($1) million and $5 million for the three months ended March 31, 2016 and 2015, respectively.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
The Company has a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involve the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. Fair value option securities (“FVO securities”) include certain fixed maturity and equity securities held-for-investment by the general account to support asset/liability management strategies for certain insurance products and securities held by consolidated securitization entities (“CSEs”).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$(3)
Industrial	(50)	—
Communications	(3)	—
Total U.S. and foreign corporate securities	(53)	(3)
RMBS	(2)	(12)
OTTI losses on fixed maturity securities recognized in earnings	(55)	(15)
Fixed maturity securities — net gains (losses) on sales and disposals	(91)	67
Total gains (losses) on fixed maturity securities	(146)	52
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(50)	—
OTTI losses on equity securities recognized in earnings	(50)	—
Equity securities — net gains (losses) on sales and disposals	1	(2)
Total gains (losses) on equity securities	(49)	(2)
Mortgage loans	(4)	(37)
Real estate and real estate joint ventures	1	4
Other limited partnership interests	(18)	17
Other	(7)	11
Subtotal	(223)	45
FVO CSEs:
Securities	1	—
Non-investment portfolio gains (losses)	(14)	180
Subtotal	(13)	180
Total net investment gains (losses)	$(236)	$225
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($12) million and $157 million for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended March 31,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$12,895	$16,025	$34	$15
Gross investment gains	$124	$200	$6	$4
Gross investment losses	(215)	(133)	(5)	(6)
OTTI losses	(55)	(15)	(50)	—
Net investment gains (losses)	$(146)	$52	$(49)	$(2)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2016	2015
	(In millions)
Balance, beginning of period	$188	$263
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	1
Additional impairments — credit loss OTTI on securities previously impaired	1	10
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(7)	(10)
Balance, end of period	$182	$264
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$237	$600
Amortized cost of invested assets transferred to affiliates	$233	$567
Net investment gains (losses) recognized on transfers	$4	$33
Estimated fair value of invested assets transferred from affiliates	$—	$—
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2015 Annual Report.
The Company had affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $2.0 billion at both March 31, 2016 and December 31, 2015. Net investment income from affiliated loans was $23 million for both the three months ended March 31, 2016 and 2015.
As a structured settlements assignment company, the Company purchases annuities from affiliates to fund the periodic structured settlement claim payment obligations it assumes. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate annuity contract values recorded, for which the Company has also recorded an unpaid claim obligation of equal amounts, were $1.3 billion at both March 31, 2016 and December 31, 2015. The related net investment income and corresponding policyholder benefits and claims recognized were $12 million and $16 million for the three months ended March 31, 2016 and 2015, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which is included in other invested assets, totaling $100 million at both March 31, 2016 and December 31, 2015. Net investment income from this surplus note was $1 million and less than $1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $43 million and $41 million for the three months ended March 31, 2016 and 2015, respectively. The Company also earned additional affiliated net investment income of $1 million for both the three months ended March 31, 2016 and 2015.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures.
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
The Company uses structured interest rate swaps to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. government and agency, or other fixed maturity security. Structured interest rate swaps are included in interest rate swaps and are not designated as hedging instruments.

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
The Company enters into written credit default swaps to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. government and agency securities or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.
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
Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2016			December 31, 2015
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges
Interest rate swaps	Interest rate	$5,123	$2,544	$14	$5,089	$2,177	$11
Foreign currency swaps	Foreign currency exchange rate	2,114	64	142	2,133	61	159
Subtotal		7,237	2,608	156	7,222	2,238	170
Cash flow hedges
Interest rate swaps	Interest rate	1,744	573	—	1,960	426	—
Interest rate forwards	Interest rate	—	—	—	70	15	—
Foreign currency swaps	Foreign currency exchange rate	19,234	1,050	1,180	18,743	1,132	1,376
Subtotal		20,978	1,623	1,180	20,773	1,573	1,376
Total qualifying hedges		28,215	4,231	1,336	27,995	3,811	1,546
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	42,535	3,639	1,722	51,489	2,613	1,197
Interest rate floors	Interest rate	10,701	327	13	13,701	252	10
Interest rate caps	Interest rate	58,116	51	3	55,136	67	2
Interest rate futures	Interest rate	1,446	3	1	2,023	—	2
Interest rate options	Interest rate	2,545	382	—	2,295	227	4
Synthetic GICs	Interest rate	3,980	—	—	4,216	—	—
Foreign currency swaps	Foreign currency exchange rate	8,092	572	139	8,095	600	94
Foreign currency forwards	Foreign currency exchange rate	2,122	35	36	3,014	83	36
Credit default swaps — purchased	Credit	991	22	8	819	28	8
Credit default swaps — written	Credit	6,260	65	8	6,577	51	11
Equity futures	Equity market	1,347	2	1	1,452	15	—
Equity index options	Equity market	8,376	373	362	7,364	326	349
Equity variance swaps	Equity market	5,676	65	172	5,676	62	160
TRRs	Equity market	979	2	66	952	11	9
Total non-designated or nonqualifying derivatives		153,166	5,538	2,531	162,809	4,335	1,882
Total		$181,381	$9,769	$3,867	$190,804	$8,146	$3,428

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2016 and December 31, 2015. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$559	$602
Embedded derivatives gains (losses)	(476)	(102)
Total net derivative gains (losses)	$83	$500
_________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$61	$59
Interest credited to policyholder account balances	6	3
Nonqualifying hedges:
Net investment income	—	(1)
Net derivative gains (losses)	145	143
Policyholder benefits and claims	1	1
Total	$213	$205

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2016
Interest rate derivatives	$660	$—	$—
Foreign currency exchange rate derivatives	(127)	—	—
Credit derivatives — purchased	(14)	10	—
Credit derivatives — written	2	(9)	—
Equity derivatives	(33)	(7)	16
Total	$488	$(6)	$16
Three Months Ended March 31, 2015
Interest rate derivatives	$238	$—	$—
Foreign currency exchange rate derivatives	522	—	—
Credit derivatives — purchased	4	(1)	—
Credit derivatives — written	4	1	—
Equity derivatives	(70)	(4)	(26)
Total	$698	$(4)	$(26)
_________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2016
Interest rate swaps:	Fixed maturity securities	$(6)	$5	$(1)
	Policyholder liabilities (1)	332	(334)	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	2	1
	Foreign-denominated policyholder account balances (2)	25	(25)	—
Total		$350	$(352)	$(2)
Three Months Ended March 31, 2015
Interest rate swaps:	Fixed maturity securities	$(4)	$5	$1
	Policyholder liabilities (1)	188	(189)	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	10	(8)	2
	Foreign-denominated policyholder account balances (2)	(249)	245	(4)
Total		$(55)	$53	$(2)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0 and $4 million for the three months ended March 31, 2016 and 2015, respectively.
At both March 31, 2016 and December 31, 2015, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At both March 31, 2016 and December 31, 2015, the balance in AOCI associated with cash flow hedges was $2.2 billion.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended March 31, 2016
Interest rate swaps	$187	$10	$3	$(1)
Interest rate forwards	5	—	1	—
Foreign currency swaps	133	325	—	(2)
Credit forwards	—	—	—	—
Total	$325	$335	$4	$(3)
Three Months Ended March 31, 2015
Interest rate swaps	$145	$5	$2	$2
Interest rate forwards	4	2	1	—
Foreign currency swaps	(10)	(532)	—	3
Credit forwards	—	1	—	—
Total	$139	$(524)	$3	$5
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2016, ($1) million of deferred net gains (losses) on derivatives in AOCI was expected to be reclassified to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6.3 billion and $6.6 billion at March 31, 2016 and December 31, 2015, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2016 and December 31, 2015, the Company would have received $57 million and $40 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(In millions)			(In millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$—	$200	2.7	$2	$245	2.5
Credit default swaps referencing indices	12	1,576	3.3	5	1,366	3.3
Subtotal	12	1,776	3.2	7	1,611	3.2
Baa
Single name credit default swaps (corporate)	3	630	2.4	5	752	2.6
Credit default swaps referencing indices	33	3,459	5.0	21	3,452	4.8
Subtotal	36	4,089	4.6	26	4,204	4.4
Ba
Single name credit default swaps (corporate)	(1)	65	2.1	(2)	60	2.2
Credit default swaps referencing indices	—	100	0.7	(1)	100	1.0
Subtotal	(1)	165	1.3	(3)	160	1.4
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	10	230	4.4	10	602	4.9
Subtotal	10	230	4.4	10	602	4.9
Total	$57	$6,260	4.1	$40	$6,577	4.1
_________________

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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $6.3 billion and $6.6 billion from the table above were $121 million and $70 million at March 31, 2016 and December 31, 2015, respectively.
Written credit default swaps held in relation to the trading portfolio amounted to $10 million and $20 million in gross notional amount and $1 million and ($2) million in estimated fair value at March 31, 2016 and December 31, 2015, respectively.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2016		December 31, 2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,588	$2,777	$7,368	$2,667
OTC-cleared (1)	1,336	1,056	909	783
Exchange-traded	5	2	15	2
Total gross estimated fair value of derivatives (1)	9,929	3,835	8,292	3,452
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	9,929	3,835	8,292	3,452
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,266)	(2,266)	(2,117)	(2,117)
OTC-cleared	(1,042)	(1,042)	(776)	(776)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(5,036)	—	(3,705)	(3)
OTC-cleared	(279)	(1)	(119)	—
Exchange-traded	—	(1)	—	—
Securities collateral: (5)
OTC-bilateral	(1,083)	(494)	(1,345)	(541)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$223	$31	$230	$15
__________________

(1)
At March 31, 2016 and December 31, 2015, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $160 million and $146 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of ($32) million and $24 million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2016 and December 31, 2015, the Company received excess cash collateral of $101 million and $17 million, respectively, and provided excess cash collateral of $55 million and $58 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2016, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2016 and December 31, 2015, the Company received excess securities collateral with an estimated fair value of $53 million and $71 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2016 and December 31, 2015, the Company provided excess securities collateral with an estimated fair value of $83 million and $81 million, respectively, for its OTC-bilateral derivatives, and $216 million and $239 million, respectively, for its OTC-cleared derivatives, and $27 million and $15 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the party in a net liability position, after considering the effect of netting agreements, to pledge collateral when the estimated fair value of that party’s derivatives reaches a minimum transfer amount. A small number of these arrangements also include financial strength or credit rating contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength or credit ratings of Metropolitan Life Insurance Company, or its subsidiaries, as applicable, and/or the credit ratings of the counterparty. In addition, substantially all of the Company’s netting agreements for derivatives contain provisions that require both Metropolitan Life Insurance Company, or its subsidiaries, as applicable, and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that Metropolitan Life Insurance Company, or its subsidiaries, as applicable, would be required to provide if there was a one-notch downgrade in such companies’ financial strength or credit rating, as applicable, at the reporting date or if such companies’ financial strength or credit rating, as applicable, sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	March 31, 2016			December 31, 2015
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$508	$1	$509	$547	$3	$550
Estimated Fair Value of Collateral Provided
Fixed maturity securities	$577	$—	$577	$622	$—	$622
Cash	$—	$—	$—	$—	$4	$4
Estimated Fair Value of Incremental Collateral Provided Upon
One-notch downgrade in financial strength or credit rating, as applicable	$—	$—	$—	$—	$—	$—
Downgrade in financial strength or credit rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—	$—	$—	$—	$—
_________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2016	December 31, 2015
		(In millions)
Net embedded derivatives within asset host contracts
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$828	$712
Options embedded in debt or equity securities	Investments	(128)	(142)
Net embedded derivatives within asset host contracts		$700	$570
Net embedded derivatives within liability host contracts
Direct guaranteed minimum benefits	Policyholder account balances	$(37)	$(284)
Assumed guaranteed minimum benefits	Policyholder account balances	174	126
Funds withheld on ceded reinsurance	Other liabilities	1,020	687
Other	Policyholder account balances	(3)	(3)
Net embedded derivatives within liability host contracts		$1,154	$526
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net derivative gains (losses) (1), (2)	$(476)	$(102)
_________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $41 million and $16 million for the three months ended March 31, 2016 and 2015, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($19) million and ($3) million for the three months ended March 31, 2016 and 2015, respectively.

(2)	See Note 12 for discussion of affiliated net derivative gains (losses).
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

	March 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities
U.S. corporate	$—	$57,820	$4,548	$62,368
U.S. government and agency	22,712	18,349	168	41,229
Foreign corporate	—	23,330	3,681	27,011
RMBS	2,368	20,711	3,592	26,671
State and political subdivision	—	7,495	28	7,523
CMBS	—	6,377	200	6,577
ABS	—	6,918	587	7,505
Foreign government	—	4,462	163	4,625
Total fixed maturity securities	25,080	145,462	12,967	183,509
Equity securities	533	1,005	438	1,976
Trading and FVO securities
Actively traded securities	98	259	3	360
FVO general account securities	—	—	14	14
FVO securities held by CSEs	—	2	8	10
Total trading and FVO securities	98	261	25	384
Short-term investments (1)	1,334	5,087	—	6,421
Residential mortgage loans — FVO	—	—	392	392
Derivative assets (2)
Interest rate	3	7,516	—	7,519
Foreign currency exchange rate	—	1,721	—	1,721
Credit	—	74	13	87
Equity market	2	314	126	442
Total derivative assets	5	9,625	139	9,769
Net embedded derivatives within asset host contracts (3)	—	—	828	828
Separate account assets (4)	25,431	111,814	1,331	138,576
Total assets	$52,481	$273,254	$16,120	$341,855
Liabilities
Derivative liabilities (2)
Interest rate	$1	$1,752	$—	$1,753
Foreign currency exchange rate	—	1,497	—	1,497
Credit	—	16	—	16
Equity market	1	428	172	601
Total derivative liabilities	2	3,693	172	3,867
Net embedded derivatives within liability host contracts (3)	—	—	1,154	1,154
Long-term debt	—	50	35	85
Long-term debt of CSEs — FVO	—	—	12	12
Trading liabilities (5)	111	49	—	160
Separate account liabilities (4)	—	87	8	95
Total liabilities	$113	$3,879	$1,381	$5,373

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	December 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities
U.S. corporate	$—	$56,848	$4,709	$61,557
U.S. government and agency	23,015	16,678	—	39,693
Foreign corporate	—	23,222	3,573	26,795
RMBS	—	20,585	3,330	23,915
State and political subdivision	—	6,941	33	6,974
CMBS	—	6,361	218	6,579
ABS	—	5,699	868	6,567
Foreign government	—	3,331	275	3,606
Total fixed maturity securities	23,015	139,665	13,006	175,686
Equity securities	424	1,197	328	1,949
Trading and FVO securities
Actively traded securities	—	400	4	404
FVO general account securities	—	—	15	15
FVO securities held by CSEs	—	2	10	12
Total trading and FVO securities	—	402	29	431
Short-term investments (1)	1,513	3,882	200	5,595
Residential mortgage loans — FVO	—	—	314	314
Derivative assets (2)
Interest rate	—	5,762	15	5,777
Foreign currency exchange rate	—	1,876	—	1,876
Credit	—	72	7	79
Equity market	15	282	117	414
Total derivative assets	15	7,992	139	8,146
Net embedded derivatives within asset host contracts (3)	—	—	712	712
Separate account assets (4)	23,498	110,921	1,520	135,939
Total assets	$48,465	$264,059	$16,248	$328,772
Liabilities
Derivative liabilities (2)
Interest rate	$2	$1,224	$—	$1,226
Foreign currency exchange rate	—	1,665	—	1,665
Credit	—	17	2	19
Equity market	—	358	160	518
Total derivative liabilities	2	3,264	162	3,428
Net embedded derivatives within liability host contracts (3)	—	—	526	526
Long-term debt	—	50	36	86
Long-term debt of CSEs — FVO	—	—	11	11
Trading liabilities (5)	103	50	—	153
Separate account liabilities (4)	—	—	—	—
Total liabilities	$105	$3,364	$735	$4,204
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

(3)
Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At March 31, 2016 and December 31, 2015, debt and equity securities also included embedded derivatives of ($128) million and ($142) million, respectively.

(4)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2016.
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
U.S. government and agency, State and political subdivision and Foreign government securities
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
Separate Account Assets and Separate Account Liabilities (1)
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
_________________

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
__________________

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at March 31, 2016, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2015, transfers between Levels 1 and 2 were not significant.
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

					March 31, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(313)	-	470	(35)	(65)	-	240	37	Decrease
			•	Offered quotes (5)	99	-	101	99	39	-	96	60	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	334	123	—	-	385	125	Increase
	•	Consensus pricing	•	Offered quotes (5)	100	-	119	105	100	-	119	103	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	5	-	123	91	19	-	121	92	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	95	-	101	99	16	-	103	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	92	-	106	99	97	-	105	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	397	-	397		307	-	307		Increase (8)
Foreign currency exchange rate	•	Present value techniques	•	Correlation (9)	—	-	—		—	-	—		Increase (8)
Credit	•	Present value techniques	•	Credit spreads (10)	97	-	100		98	-	100		Decrease (10)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	13%	-	35%		17%	-	36%		Increase (8)
			•	Correlation (9)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.07%	-	0.71%		0.04%	-	0.52%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)
The impact of a decrease in input would have the opposite impact on estimated fair value. For embedded derivatives, changes to direct and assumed guaranteed minimum benefits are based on liability positions; changes to ceded guaranteed minimum benefits are based on asset positions.

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

(8)	Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(9)
Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.

(10)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(11)	At both March 31, 2016 and December 31, 2015, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured (2)	State and Political Subdivision	Foreign Government	Equity Securities	Trading and FVO Securities (3)
	(In millions)
Balance, January 1, 2016	$8,282	$—	$4,416	$33	$275	$328	$29
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(12)	—	25	—	—	(26)	—
Total realized/unrealized gains (losses) included in AOCI	317	8	(29)	—	—	45	—
Purchases (6)	266	—	628	—	—	5	3
Sales (6)	(122)	—	(224)	—	—	(1)	(3)
Issuances (6)	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	—
Transfers into Level 3 (7)	297	160	—	—	—	282	—
Transfers out of Level 3 (7)	(799)	—	(437)	(5)	(112)	(195)	(4)
Balance, March 31, 2016	$8,229	$168	$4,379	$28	$163	$438	$25

Balance, January 1, 2015	$8,528	$—	$5,570	$—	$202	$215	$31
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(8)	—	6	—	(23)	—	—
Total realized/unrealized gains (losses) included in AOCI	(21)	—	(33)	—	28	2	—
Purchases (6)	292	—	550	—	1	7	5
Sales (6)	(190)	—	(467)	—	(41)	—	(1)
Issuances (6)	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	—
Transfers into Level 3 (7)	175	—	8	—	—	1	—
Transfers out of Level 3 (7)	(80)	—	(439)	—	—	—	(1)
Balance, March 31, 2015	$8,696	$—	$5,195	$—	$167	$225	$34
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (8)	$(12)	$—	$24	$—	$—	$(26)	$1
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2015 (8)	$(1)	$—	$11	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (9)	Net Embedded Derivatives (10)	Separate Accounts (11)	Long-term Debt	Long-term Debt of CSEs - FVO
	(In millions)
Balance, January 1, 2016	$200	$314	$(23)	$186	$1,520	$(36)	$(11)
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	—	10	(2)	(462)	33	—	(1)
Total realized/unrealized gains (losses) included in AOCI	—	—	5	—	—	—	—
Purchases (6)	—	80	6	—	54	—	—
Sales (6)	(198)	(5)	—	—	(160)	—	—
Issuances (6)	—	—	—	—	—	—	—
Settlements (6)	—	(7)	(19)	(50)	—	1	—
Transfers into Level 3 (7)	—	—	—	—	—	—	—
Transfers out of Level 3 (7)	(2)	—	—	—	(124)	—	—
Balance, March 31, 2016	$—	$392	$(33)	$(326)	$1,323	$(35)	$(12)

Balance, January 1, 2015	$230	$308	$6	$(67)	$1,615	$(35)	$(13)
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	—	22	(10)	(70)	33	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	5	—	—	—	—
Purchases (6)	880	60	—	—	189	—	—
Sales (6)	(2)	(49)	—	—	(106)	—	—
Issuances (6)	—	—	—	—	1	—	—
Settlements (6)	—	(12)	1	(47)	(1)	5	1
Transfers into Level 3 (7)	—	—	—	—	—	—	—
Transfers out of Level 3 (7)	(228)	—	—	—	(6)	—	—
Balance, March 31, 2015	$880	$329	$2	$(184)	$1,725	$(30)	$(12)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (8)	$—	$10	$(1)	$(459)	$—	$—	$(1)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2015 (8)	$—	$22	$(10)	$(67)	$—	$—	$—
_________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of RMBS, CMBS and ABS.

(3)	Comprised of actively traded securities, FVO general account securities and FVO securities held by CSEs.

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

(9)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(10)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(11)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income. For the purpose of this disclosure, these changes are presented within net investment gains (losses). Separate account assets and liabilities are presented net for the purposes of the rollforward.

Fair Value Option
The following table presents information for residential mortgage loans, which are accounted for under the FVO, and were initially measured at fair value.

	March 31, 2016	December 31, 2015
	(In millions)
Unpaid principal balance	$563	$436
Difference between estimated fair value and unpaid principal balance	(171)	(122)
Carrying value at estimated fair value	$392	$314
Loans in non-accrual status	$191	$122
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs - FVO
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In millions)
Contractual principal balance	$82	$82	$25	$24
Difference between estimated fair value and contractual principal balance	3	4	(13)	(13)
Carrying value at estimated fair value (1)	$85	$86	$12	$11
_________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.

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

	At March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$9	$92	$—	$4
Other limited partnership interests (2)	$36	$22	$(14)	$(10)
_________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including net asset value (“NAV”) data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both March 31, 2016 and 2015 were not significant.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$54,262	$—	$—	$56,215	$56,215
Policy loans	$8,057	$—	$327	$9,742	$10,069
Real estate joint ventures	$11	$—	$—	$41	$41
Other limited partnership interests	$439	$—	$—	$520	$520
Other invested assets	$2,370	$—	$2,211	$186	$2,397
Premiums, reinsurance and other receivables	$15,336	$—	$919	$15,441	$16,360
Liabilities
Policyholder account balances	$72,543	$—	$—	$77,293	$77,293
Long-term debt	$1,605	$—	$1,859	$—	$1,859
Other liabilities	$21,640	$—	$3,527	$18,882	$22,409
Separate account liabilities	$63,913	$—	$63,913	$—	$63,913

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$53,408	$—	$—	$54,969	$54,969
Policy loans	$8,134	$—	$330	$9,539	$9,869
Real estate joint ventures	$12	$—	$—	$39	$39
Other limited partnership interests	$467	$—	$—	$553	$553
Other invested assets	$2,372	$—	$2,197	$202	$2,399
Premiums, reinsurance and other receivables	$13,879	$—	$229	$14,610	$14,839
Liabilities
Policyholder account balances	$71,331	$—	$—	$73,506	$73,506
Long-term debt	$1,618	$—	$1,912	$—	$1,912
Other liabilities	$19,545	$—	$323	$19,882	$20,205
Separate account liabilities	$60,767	$—	$60,767	$—	$60,767
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
Real Estate Joint Ventures and Other Limited Partnership Interests
The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided on the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, was as follows:

	Three Months Ended March 31, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,337	$1,436	$(74)	$(2,014)	$2,685
OCI before reclassifications	3,552	325	(3)	—	3,874
Deferred income tax benefit (expense)	(1,237)	(114)	5	—	(1,346)
AOCI before reclassifications, net of income tax	5,652	1,647	(72)	(2,014)	5,213
Amounts reclassified from AOCI	222	(339)	—	49	(68)
Deferred income tax benefit (expense)	(77)	119	—	(18)	24
Amounts reclassified from AOCI, net of income tax	145	(220)	—	31	(44)
Balance, end of period	$5,797	$1,427	$(72)	$(1,983)	$5,169

	Three Months Ended March 31, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,200	$1,073	$(3)	$(2,236)	$5,034
OCI before reclassifications	165	139	(33)	—	271
Deferred income tax benefit (expense)	(57)	(49)	9	—	(97)
AOCI before reclassifications, net of income tax	6,308	1,163	(27)	(2,236)	5,208
Amounts reclassified from AOCI	35	521	—	56	612
Deferred income tax benefit (expense)	(12)	(182)	—	(20)	(214)
Amounts reclassified from AOCI, net of income tax	23	339	—	36	398
Balance, end of period	$6,331	$1,502	$(27)	$(2,200)	$5,606
_________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(195)	$50	Net investment gains (losses)
Net unrealized investment gains (losses)	2	25	Net investment income
Net unrealized investment gains (losses)	(29)	(110)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(222)	(35)
Income tax (expense) benefit	77	12
Net unrealized investment gains (losses), net of income tax	$(145)	$(23)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	$10	$5	Net derivative gains (losses)
Interest rate swaps	3	2	Net investment income
Interest rate forwards	—	2	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Foreign currency swaps	325	(532)	Net derivative gains (losses)
Credit forwards	—	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	339	(521)
Income tax (expense) benefit	(119)	182
Gains (losses) on cash flow hedges, net of income tax	$220	$(339)

Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	$(51)	$(57)
Amortization of prior service (costs) credit	2	1
Amortization of defined benefit plan items, before income tax	(49)	(56)
Income tax (expense) benefit	18	20
Amortization of defined benefit plan items, net of income tax	$(31)	$(36)
Total reclassifications, net of income tax	$44	$(398)
_________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Compensation	$546	$548
Pension, postretirement and postemployment benefit costs	87	54
Commissions	162	151
Volume-related costs	60	39
Affiliated interest costs on ceded and assumed reinsurance	173	219
Capitalization of DAC	(115)	(112)
Amortization of DAC and VOBA	145	208
Interest expense on debt	28	32
Premium taxes, licenses and fees	96	88
Professional services	227	239
Rent and related expenses, net of sublease income	32	19
Other	(28)	5
Total other expenses	$1,413	$1,490
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Employee Benefit Plans (continued)

The components of net periodic benefit costs were as follows:

	Three Months Ended March 31,
	2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$53	$2	$54	$4
Interest costs	107	21	101	22
Curtailment costs (1)	—	30	—	—
Expected return on plan assets	(125)	(18)	(134)	(20)
Amortization of net actuarial (gains) losses	49	2	47	10
Amortization of prior service costs (credit)	—	(2)	—	(1)
Allocated to affiliates	(18)	(11)	(15)	(4)
Net periodic benefit costs (credit)	$66	$24	$53	$11
__________________

(1)
During the three months ended March 31, 2016 the Company recognized curtailment charges on certain postretirement benefit plans in connection with the purchase agreement between MetLife, Inc. and Massachusetts Mutual Life Insurance Company (“MassMutual”). See Note 12.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2016. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2016, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $410 million.
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
As reported in the 2015 Annual Report, Metropolitan Life Insurance Company received approximately 3,856 asbestos-related claims in 2015. During the three months ended March 31, 2016 and 2015, Metropolitan Life Insurance Company received approximately 1,386 and 1,046 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2016.
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
Total Control Accounts Litigation
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this putative class action lawsuit on behalf of all persons for whom Metropolitan Life Insurance Company established a retained asset account, known as a TCA, to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the putative class. The court denied Metropolitan Life Insurance Company’s motion to dismiss the complaint. The Company intends to defend this action vigorously.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by Metropolitan Life Insurance Company from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions were consolidated with the Robainas action. The consolidated complaint alleges that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit sought recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. On October 9, 2015, the court granted Metropolitan Life Insurance Company’s motion to dismiss the consolidated complaint, finding that plaintiffs lacked Article III standing because they did not allege any concrete injury as a result of the alleged conduct. Plaintiffs appealed this decision to the Second Circuit Court of Appeals.
Intoccia v. Metropolitan Life Insurance Company (S.D.N.Y., April 20, 2015)
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
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which Metropolitan Life Insurance Company has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order.
Voshall v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Los Angeles, April 8, 2015)
Plaintiff filed this putative class action lawsuit on behalf of himself and all persons covered under a long-term group disability income insurance policy issued by Metropolitan Life Insurance Company to public entities in California between April 8, 2011 and April 8, 2015. Plaintiff alleges that Metropolitan Life Insurance Company improperly reduced benefits by including cost of living adjustments and employee paid contributions in the employer retirement benefits and other income that reduces the benefit payable under such policies. Plaintiff asserts causes of action for declaratory relief, violation of the California Business & Professions Code, breach of contract and breach of the implied covenant of good faith and fair dealing. The Company intends to defend this action vigorously.
Martin v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by Metropolitan Life Insurance Company in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that Metropolitan Life Insurance Company has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted Metropolitan Life Insurance Company’s motion to dismiss.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Lau v. Metropolitan Life Insurance Company (S.D.N.Y. filed, December 3, 2015)
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
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on Metropolitan Life Insurance Company’s class-wide increase in premiums charged for long-term care insurance policies with one of two policy features. Plaintiff alleges a class consisting of: (i) herself and all persons over age 65 who selected a Reduced Pay at Age 65 feature and whose premium rates were increased after age 65; and/or (ii) all persons who purchased a 5% Automatic Compound Inflation Protection Rider and whose premiums paid for the rider were increased. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material with respect to these two features was misleading as to Metropolitan Life Insurance Company’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. The Company intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion and $4.2 billion at March 31, 2016 and December 31, 2015, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.0 billion and $4.4 billion at March 31, 2016 and December 31, 2015, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $108 million, with a cumulative maximum of $393 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $4 million at both March 31, 2016 and December 31, 2015, for indemnities, guarantees and commitments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $520 million and $541 million for the three months ended March 31, 2016 and 2015, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $32 million and $34 million for the three months ended March 31, 2016 and 2015, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $35 million and $40 million for the three months ended March 31, 2016 and 2015, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $342 million and $370 million for the three months ended March 31, 2016 and 2015, respectively, and were reimbursed to the Company by these affiliates.
The Company had net receivables (payables) with affiliates, related to the items discussed above, of $45 million and ($282) million at March 31, 2016 and December 31, 2015, respectively.
See Notes 5 and 10 for additional information on related party transactions.
Sales Distribution Services
On February 28, 2016, MetLife, Inc. entered into a purchase agreement with MassMutual pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. MassMutual will also assume all of the liabilities that relate to or arise from such assets and that arise or occur at or after the closing of the transactions contemplated by the purchase agreement. In addition, MassMutual will acquire all of the issued and outstanding shares of MSI. The transactions contemplated by the purchase agreement are subject to certain closing conditions, including regulatory approval.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Insurance Company USA (“MetLife USA”), First MetLife Investors Insurance Company, MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont and Metropolitan Tower Life Insurance Company, all of which are related parties.
Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Premiums
Reinsurance assumed	$183	$161
Reinsurance ceded	(13)	(15)
Net premiums	$170	$146
Universal life and investment-type product policy fees
Reinsurance assumed	$16	$12
Reinsurance ceded	(36)	(36)
Net universal life and investment-type product policy fees	$(20)	$(24)
Other revenues
Reinsurance assumed	$(4)	$1
Reinsurance ceded	135	162
Net other revenues	$131	$163
Policyholder benefits and claims
Reinsurance assumed	$144	$172
Reinsurance ceded	(14)	(28)
Net policyholder benefits and claims	$130	$144
Interest credited to policyholder account balances
Reinsurance assumed	$8	$9
Reinsurance ceded	(23)	(22)
Net interest credited to policyholder account balances	$(15)	$(13)
Other expenses
Reinsurance assumed	$65	$66
Reinsurance ceded	109	150
Net other expenses	$174	$216

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	March 31, 2016		December 31, 2015
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$268	$15,520	$280	$15,466
Deferred policy acquisition costs and value of business acquired	427	(208)	439	(193)
Total assets	$695	$15,312	$719	$15,273
Liabilities
Future policy benefits	$1,509	$(11)	$1,436	$(5)
Policyholder account balances	357	—	326	—
Other policy-related balances	180	46	187	43
Other liabilities	6,230	13,188	6,463	13,000
Total liabilities	$8,276	$13,223	$8,412	$13,038
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $17 million and $8 million at March 31, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($9) million and less than ($1) million for the three months ended March 31, 2016 and 2015, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $828 million and $712 million at March 31, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were $115 million and $53 million for the three months ended March 31, 2016 and 2015, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $962 million and $694 million at March 31, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivative were ($268) million and ($88) million for the three months ended March 31, 2016 and 2015, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $174 million and $126 million at March 31, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($48) million and ($24) million for the three months ended March 31, 2016 and 2015, respectively.
13. Subsequent Event
Previously, Metropolitan Life Insurance Company had assumed, via reinsurance, certain single premium deferred annuity contracts from MetLife USA, an affiliate. Effective April 1, 2016, such reinsurance agreement was terminated and this business was recaptured by MetLife USA. The significant effects to Metropolitan Life Insurance Company of this reinsurance termination were a decrease in investments and cash and cash equivalents of approximately $4.3 billion and a decrease in DAC of approximately $87 million, offset by a decrease in other liabilities of approximately $4.0 billion. The Company will recognize a loss of approximately $95 million, net of income tax, as a result of this reinsurance termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company's interim condensed consolidated financial statements included elsewhere herein.
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
Other Key Information
On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) by the Financial Stability Oversight Council (“FSOC”) be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order. On December 18, 2014, the FSOC had designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. had filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “— Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”

On February 28, 2016, MetLife, Inc. entered into a purchase agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) pursuant to which MassMutual will acquire MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. MassMutual will also assume all of the liabilities that relate to or arise from such assets and that arise or occur at or after the closing of the transactions contemplated by the purchase agreement. In addition, MassMutual will acquire all of the issued and outstanding shares of MSI. As part of the transactions, MetLife, Inc. and MassMutual have also agreed to enter into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. The transactions contemplated by the purchase agreement are subject to certain closing conditions, including regulatory approval.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. MetLife expects that the life insurance closed block and the life and annuity business sold through Metropolitan Life Insurance Company will not be a part of the Separation. Metropolitan Life Insurance Company would no longer write new retail life and annuity business post-Separation.
Regulatory Developments
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of the states of domicile of our U.S. insurance companies. Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). If MetLife, Inc. were re-designated as a non-bank SIFI, it could also be subject to regulation by the Federal Reserve and the FDIC and, as a subsidiary of MetLife, Inc., we could be affected by such regulation. We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer (“G-SII”). See “— Insurance Regulation,” “— ERISA Considerations,” “— Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” and “— Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” below, as well as “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability” included in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the New York State Department of Financial Services (“Department of Financial Services”), to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife, Inc. was the subject of Supervisory College meetings in prior years chaired by the Department of Financial Services and attended by MetLife’s key U.S. and international insurance regulators. Because MetLife, Inc. was supervised as a non-bank SIFI, an April 2015 Supervisory College was co-chaired by the Department of Financial Services and the Federal Reserve Bank of New York and attended by MetLife’s key U.S. and international regulators, including the FDIC, which has joint authority with the Federal Reserve Board over any resolution plan that MetLife, Inc. may be required to submit. See “— Potential Regulation of MetLife, Inc. as a Non-Bank SIFI — Enhanced Prudential Standards for Non-Bank SIFIs” below. The next meeting is scheduled for September 2016 and will be chaired by the Department of Financial Services. MetLife, Inc. has not received any reports or recommendations from the Supervisory College meetings, and we do not expect any outcome of the meetings to have a material adverse effect on our business.

NAIC
In December 2012, the National Association of Insurance Commissioners (“NAIC”) approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. We anticipate that the principle-based approach will become effective on January 1, 2017 since it has been enacted into law by the required number of state legislatures. Insurance commissioners of certain states (e.g., New York) oppose or do not actively support the principle-based reserve approach.
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
The DOL issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These rules substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MLIC or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, will be deemed a fiduciary under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applies more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. We are currently studying the impact of these developments on MLIC’s business.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order. On December 18, 2014, the FSOC had designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. had filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation.
If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “— Overview — Other Key Information.”
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, although the Federal Reserve Board has not yet determined the enhanced capital requirements that may apply to MetLife, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, as a non-bank SIFI, MetLife, Inc. would need to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, would be subject to additional restrictions regarding its ability to merge. The Federal Reserve would also have the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.
Together with other non-bank SIFIs, MetLife, Inc. would be subject to a number of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) requirements including responsibility to pay certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more, and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.

Enhanced Prudential Standards for Non-Bank SIFIs
In December 2011, in accordance with Dodd-Frank, the Federal Reserve Board proposed a rule that would have applied a set of prudential standards to non-bank SIFIs, including enhanced risk-based capital requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. While the final rule did not apply to non-bank SIFIs, the Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, enabling it to more appropriately tailor the standards to non-bank SIFIs and will provide affected non-bank SIFIs with notice and the opportunity to comment prior to determination of their enhanced prudential standards. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc., were it to be re-designated as a non-bank SIFI, remains unclear.
In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that MetLife, Inc., were it to be re-designated as a non-bank SIFI, would be required to hold. Legislation was signed into law on December 18, 2014 relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs. See “Risk Factors — Regulatory and Legal Risks — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI or Regulation as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.”
Stress testing requirements have been implemented, which will, once capital requirements for non-bank SIFIs are determined, require non-bank SIFIs to undergo three stress tests each year: an annual supervisory stress test conducted by the Federal Reserve and two company-run stress tests (an annual test which coincides with the timing of the supervisory stress test, and a mid-cycle test). Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. If re-designated as a non-bank SIFI, MetLife, Inc.’s competitive position and its ability to pay dividends, repurchase common stock or other securities or engage in other transactions that could affect its capital or need for capital could be adversely affected by any additional capital requirements that might be imposed as a result of the stress testing requirements, as well as enhanced prudential standards, other measures imposed as a result of the enactment of Dodd-Frank and other regulatory initiatives.
Non-bank SIFIs are required to submit a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. Resolution plans have to be resubmitted annually and promptly following any event, occurrence, change in conditions or circumstances, or other change that results in, or could reasonably be foreseen to have, a material effect on the resolution plan. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations. If re-designated as a non-bank SIFI, MetLife, Inc. would be required to comply with the requirements applicable to non-bank SIFIs, including the submission of a resolution plan.
In addition, if MetLife, Inc. were re-designated as a non-bank SIFI and if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk, including limiting its ability to merge with or acquire another company, terminating activities, restricting its ability to offer financial products or requiring it to sell assets or off-balance sheet items to unaffiliated entities. Enhanced standards would also permit, but not require, regulators to establish requirements with respect to contingent capital, enhanced public disclosures and short-term debt limits. These standards are described as being more stringent than those otherwise imposed on bank holding companies; however, the Federal Reserve is permitted to apply them on an institution-by-institution basis, depending on its determination of the institution’s level of risk.
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. The IAIS/FSB process is separate from the U.S. FSOC designation process and MetLife, Inc. remains a G-SII in spite of the rescission of its U.S. non-bank SIFI designation on March 30, 2016. The FSB will continue to update its list annually. Every three years, the IAIS evaluates whether updates to its assessment methodology are necessary.

Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively. This first version applies specified factors to exposures of BCR components with an emphasis on non-traditional and non-insurance activities. G-SIIs will begin reporting BCR and HLA results to their group-wide supervisors as of June 2016 on a confidential basis to allow for refinement of the BCR and HLA until fully adopted and implemented in 2019. The FSB endorsed the first version of HLA, noting that further revision will be necessary before implementation to reflect ongoing work on the G-SII assessment methodology and the definition of non-traditional and non-insurance activity. In November 2015, the IAIS published consultations for stakeholder comment on both topics. MetLife submitted comments in January 2016. The IAIS plans to incorporate any changes to the assessment methodology in the 2016 G-SII assessment update. We received a request for the data necessary for the IAIS to perform its assessment on April 19, 2016. Responses are due by June 1, 2016.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. A second exposure draft is scheduled to be published for comment in July 2016. The IAIS expects to publish a draft of an interim version of the ICS in 2017 for further consultation and refinement by the end of 2019, the target for implementation by individual jurisdictions. The date by which the ICS will be finalized has not yet been specified. The IAIS intends to request confidential reporting to supervisors as of the release of the interim draft of the ICS.
The FSB and IAIS propose that national authorities consider additional requirements for G-SIIs, which include preparation of a systemic risk management plan, preparation of a recovery and resolution plan, enhanced liquidity planning and management, more intensive supervision, closer coordination among regulators through global supervisory colleges led by a regulator with group-wide supervisory authority, and a policy bias that targets non-traditional insurance and non-insurance activities as transmitters of systemic risk to the financial system. The IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and, therefore, has no consolidated group regulator, the impact on MetLife, Inc. of such proposals is uncertain.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report.

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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, operating earnings or net income (loss).
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

Results of Operations
Consolidated Results
Business Overview. Overall sales declined from prior period levels; however, sales experience was positive across various products within our segments for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In our Retail segment, higher sales were driven by variable and indexed annuity products. For our Group, Voluntary & Worksite Benefits segment, sales for the current period were higher as a result of improved sales of both voluntary and core group products. With the continued decline in funding ratios for defined benefit pension plans of Standard & Poor’s Ratings Services (“S&P”) 500 companies, we experienced a decrease in sales of pension risk transfers, and more competitive pricing in the market drove a decrease in structured settlement annuity sales in our Corporate Benefit Funding segment.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Revenues
Premiums	$5,241	$5,138
Universal life and investment-type product policy fees	642	636
Net investment income	2,703	2,966
Other revenues	361	397
Net investment gains (losses)	(236)	225
Net derivative gains (losses)	83	500
Total revenues	8,794	9,862
Expenses
Policyholder benefits and claims and policyholder dividends	6,227	6,143
Interest credited to policyholder account balances	556	537
Capitalization of DAC	(115)	(112)
Amortization of DAC and VOBA	145	208
Interest expense on debt	28	32
Other expenses	1,355	1,362
Total expenses	8,196	8,170
Income (loss) before provision for income tax	598	1,692
Provision for income tax expense (benefit)	102	502
Net income (loss)	496	1,190
Less: Net income (loss) attributable to noncontrolling interests	—	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$496	$1,189
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
During the three months ended March 31, 2016, income (loss) before provision for income tax decreased $1.1 billion ($694 million, net of income tax) from the prior period primarily driven by unfavorable changes in net investment gains (losses), net derivative gains (losses) and operating earnings.
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

	Three Months Ended March 31,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$587	$270
Foreign currency exchange rate	(202)	275
Credit	5	27
Equity	3	—
Non-VA embedded derivatives	(347)	(111)
Total non-VA program derivatives	46	461
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	(202)	(25)
Nonperformance risk adjustment	41	16
Other risks	(83)	(36)
Total	(244)	(45)
Embedded derivatives-ceded reinsurance:
Market and other risks	134	57
Nonperformance risk adjustment	(19)	(3)
Total	115	54
Freestanding derivatives hedging direct and assumed embedded derivatives	166	30
Total VA program derivatives	37	39
Net derivative gains (losses)	$83	$500

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $415 million ($270 million, net of income tax). This was primarily due to the weakening of the U.S. dollar relative to other key currencies unfavorably impacting foreign currency swaps that primarily hedge foreign denominated fixed maturity securities and mortgage loans. Additionally, a change in the value of underlying assets unfavorably impacted non-VA embedded derivatives related to affiliated ceded reinsurance written on a coinsurance with funds withheld basis. These unfavorable changes were partially offset by the favorable impact of long-term interest rates decreasing more in the current period than in the prior period, favorably impacting receive-fixed interest rate swaps. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $2 million ($1 million, net of income tax). This was due to an unfavorable change of $11 million ($7 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by a favorable change of $9 million ($6 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing unfavorable change of $11 million ($7 million, net of income tax) was primarily driven by changes in market factors.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased more in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 18% in the current period and 12% in the prior period.

•
Key equity index levels decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the Russell 2000 Index decreased by 2% in the current period and increased by 4% in the prior period.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $25 million ($16 million, net of income tax) was primarily due to a favorable change of $7 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $18 million, before income tax, related to changes in our own credit spread. The unfavorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $16 million ($10 million, net of income tax) was due to an unfavorable change of $3 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and an unfavorable change of $13 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $461 million ($300 million, net of income tax) primarily reflects net losses on sales and disposals of fixed maturity securities, higher impairments on fixed maturity and equity securities, and an unfavorable change in foreign currency transaction gains (losses) due to the impact of the prior period strengthening of the U.S. dollar relative to other key currencies.
Taxes. Income tax expense for the three months ended March 31, 2016 was $102 million, or 17% of income (loss) before provision for income tax, compared with $502 million, or 30% of income (loss) before provision for income tax, for the three months ended March 31, 2015. The Company’s current and prior period effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings decreased $166 million, net of income tax, to $678 million, net of income tax, for the three months ended March 31, 2016 from $844 million, net of income tax, for the three months ended March 31, 2015.
Reconciliation of net income (loss) to operating earnings
Three Months Ended March 31, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Net income (loss)	$224	$292	$181	$(201)	$496
Less: Net investment gains (losses)	(96)	(46)	(87)	(7)	(236)
Less: Net derivative gains (losses)	75	293	38	(323)	83
Less: Other adjustments to net income (1)	(11)	(46)	(38)	(32)	(127)
Less: Provision for income tax (expense) benefit	12	(70)	31	125	98
Operating earnings	$244	$161	$237	$36	$678
Three Months Ended March 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Net income (loss)	$409	$320	$448	$13	$1,190
Less: Net investment gains (losses)	64	3	186	(28)	225
Less: Net derivative gains (losses)	279	207	56	(42)	500
Less: Other adjustments to net income (1)	(135)	(42)	(12)	(3)	(192)
Less: Provision for income tax (expense) benefit	(73)	(59)	(80)	25	(187)
Operating earnings	$274	$211	$298	$61	$844
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of GAAP revenues to operating revenues and GAAP expenses to operating expenses
Three Months Ended March 31, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,598	$4,811	$1,561	$(176)	$8,794
Less: Net investment gains (losses)	(95)	(47)	(87)	(7)	(236)
Less: Net derivative gains (losses)	75	293	38	(323)	83
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(26)	(45)	(31)	(5)	(107)
Total operating revenues	$2,644	$4,610	$1,641	$159	$9,054
Total expenses	$2,281	$4,352	$1,285	$278	$8,196
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(27)	—	—	—	(27)
Less: Other adjustments to expenses (1)	12	—	7	28	47
Total operating expenses	$2,296	$4,352	$1,278	$250	$8,176
Three Months Ended March 31, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$3,049	$4,637	$1,983	$193	$9,862
Less: Net investment gains (losses)	64	3	186	(28)	225
Less: Net derivative gains (losses)	279	207	56	(42)	500
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(43)	(42)	(14)	(3)	(102)
Total operating revenues	$2,749	$4,469	$1,755	$266	$9,239
Total expenses	$2,445	$4,134	$1,298	$293	$8,170
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	66	—	—	—	66
Less: Other adjustments to expenses (1)	25	—	(1)	—	24
Total operating expenses	$2,354	$4,134	$1,299	$293	$8,080
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$5,241	$5,138
Universal life and investment-type product policy fees	617	611
Net investment income	2,835	3,093
Other revenues	361	397
Total operating revenues	9,054	9,239
Operating expenses
Policyholder benefits and claims and policyholder dividends	6,209	6,127
Interest credited to policyholder account balances	556	536
Capitalization of DAC	(115)	(112)
Amortization of DAC and VOBA	171	135
Interest expense on debt	28	32
Other expenses	1,327	1,362
Total operating expenses	8,176	8,080
Provision for income tax expense (benefit)	200	315
Operating earnings	$678	$844
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were lower investment yields, partially offset by higher net investment income from portfolio growth and improved underwriting. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Business Growth. We benefited from higher sales and business growth across many of our products. An increase in our investment portfolio from deposits in our Corporate Benefit Funding segment, positive net flows from our life businesses in our Retail segment and growth in premiums in our Group, Voluntary & Worksite Benefits segment generated higher net investment income. This was partially offset by the related increase in interest credited expense. The changes in business growth discussed above resulted in a $13 million increase in operating earnings.
Market Factors. Market factors, including volatile equity markets and sustained low interest rates, continued to impact our investment yields. Investment yields decreased as a result of lower returns on alternative investments and hedge funds. Additionally, lower investment earnings on our securities lending program resulted from the impact of the sustained low interest rate environment on fixed maturity securities and a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. In our Retail segment, declines in our average separate account balances resulted in decreases in asset-based fee income. The changes in market factors discussed above resulted in a $226 million decrease in operating earnings.
Underwriting and Other Insurance Adjustments. Underwriting experience was mixed and resulted in a $34 million increase in operating earnings as favorable mortality, primarily in our Retail and Group, Voluntary & Worksite Benefits segments, was partially offset by unfavorable morbidity in our Group, Voluntary & Worksite Benefits segment. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $31 million decrease in operating earnings, primarily in our Group, Voluntary & Worksite Benefits segment.

Expenses and Taxes. Operating earnings increased due to a decline in expenses of $27 million, mainly the result of lower reinsurance-related costs. The Company’s current and prior period effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for investments in low income housing. In the current period, the Company realized additional tax benefits of $17 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.
Segment Results and Corporate & Other
Retail
Business Overview. Retail annuity sales increased 25% as a result of higher variable annuity and indexed annuity sales. Life sales were essentially flat. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to market performance along with the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. While net flows are still negative, we are seeing improvements in surrenders and withdrawals, as well as increases in sales.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$991	$983
Universal life and investment-type product policy fees	367	379
Net investment income	1,252	1,344
Other revenues	34	43
Total operating revenues	2,644	2,749
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,592	1,656
Interest credited to policyholder account balances	232	235
Capitalization of DAC	(111)	(102)
Amortization of DAC and VOBA	160	121
Interest expense on debt	2	1
Other expenses	421	443
Total operating expenses	2,296	2,354
Provision for income tax expense (benefit)	104	121
Operating earnings	$244	$274
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $15 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows which resulted in higher net investment income, partially offset by DAC amortization. Operating earnings also increased due to slightly higher fees, as average account balances grew.
Market Factors. A $91 million decrease in operating earnings was attributable to market factors, including volatile equity markets and sustained low interest rates. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. Lower returns on hedge funds and alternative investments, in addition to lower income on interest rate derivatives, also decreased operating earnings. These decreases were partially offset by lower DAC amortization. Declines in our average separate account balances resulted in decreases in asset-based fee income.

Underwriting and Other Insurance Adjustments. Favorable mortality in our traditional and universal life businesses resulted in an increase of $30 million in operating earnings. Favorable morbidity experience in our individual disability income business resulted in a $5 million increase in operating earnings. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a decrease in operating earnings of $6 million.
Expenses. Operating earnings increased due to a decline in expenses of $21 million, mainly the result of lower reinsurance-related costs.
Group, Voluntary & Worksite Benefits
Business Overview. Premiums increased for many of our businesses as a result of a steadily improving and stabilizing U.S. labor market. Our dental and vision businesses generated premium growth due to sales and rate actions. In addition, we had strong persistency levels. New sales and increased enrollment in our voluntary businesses also furthered premium growth. However, current period premium growth in our life businesses was almost entirely offset by the impact of a large single premium buyout transaction in the prior period. In addition, the impact of experience adjustments on our term life participating contracts increased premiums; however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. Current period sales were up in both our voluntary and core group products. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$3,871	$3,711
Universal life and investment-type product policy fees	185	188
Net investment income	437	459
Other revenues	117	111
Total operating revenues	4,610	4,469
Operating expenses
Policyholder benefits and claims and policyholder dividends	3,716	3,535
Interest credited to policyholder account balances	37	37
Capitalization of DAC	(2)	(4)
Amortization of DAC and VOBA	6	9
Interest expense on debt	1	—
Other expenses	594	557
Total operating expenses	4,352	4,134
Provision for income tax expense (benefit)	97	124
Operating earnings	$161	$211
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Growth in premiums, partially offset by a decrease in allocated equity, resulted in higher average invested assets, improving operating earnings. However, consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts increased. In addition, an increase in other operating expenses, mainly the result of growth across the segment, was only partially offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above decreased operating earnings by $8 million.

Market Factors. Investment yields decreased as a result of lower returns on alternative investments and hedge funds. In addition, the sustained low interest rate environment drove lower investment yields on our fixed maturity securities, which were partially offset by higher income on interest rate derivatives. The decrease in investment yields was slightly offset by the impact of lower crediting rates in the current period, which resulted in a net decrease in operating earnings of $19 million.
Underwriting and Other Insurance Adjustments. Less favorable reserve development and higher utilization in our dental business, coupled with unfavorable claims experience in our long-term care business, resulted in a $44 million decrease in operating earnings. Our life and accidental death and dismemberment businesses experienced favorable mortality in the current period, mainly due to favorable claims experience, which resulted in a $48 million increase in operating earnings. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $27 million decrease in operating earnings.
Corporate Benefit Funding
Business Overview. Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2016, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Lower pension risk transfers resulted in a decrease in premiums from the prior period. In addition, more competitive pricing in the market drove a decrease in structured settlement annuity sales. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits and claims.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$345	$415
Universal life and investment-type product policy fees	65	44
Net investment income	1,161	1,225
Other revenues	70	71
Total operating revenues	1,641	1,755
Operating expenses
Policyholder benefits and claims and policyholder dividends	873	917
Interest credited to policyholder account balances	287	264
Capitalization of DAC	—	(6)
Amortization of DAC and VOBA	5	5
Interest expense on debt	2	1
Other expenses	111	118
Total operating expenses	1,278	1,299
Provision for income tax expense (benefit)	126	158
Operating earnings	$237	$298
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of current period deposits and increases in allocated equity resulted in higher invested assets, which drove an increase in net investment income. This was partially offset by the related increase in interest credited expense and resulted in a $12 million increase in operating earnings. Net funding agreement issuances were lower in the current period due to temporary restrictions associated with the proposed Separation.

Market Factors. A $71 million decrease in operating earnings was attributable to market factors, including volatile equity markets and sustained low interest rates. Investment yields decreased as a result of lower returns on other limited partnership interests and alternative investments. Additionally, lower investment earnings on our securities lending program resulted from the impact of the sustained low interest rate environment on fixed maturity securities and a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. These unfavorable changes were partially offset by higher income on interest rate derivatives. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month London Interbank Offered Rate (also, LIBOR) and, as a result, a higher average interest credited rate drove an increase in interest credited expense.
Underwriting and Other Insurance Adjustments. Less favorable mortality from our pension risk transfer business and specialized life insurance products was partially offset by more favorable mortality from our income annuity business, and resulted in a $4 million decrease in operating earnings. The net impact of insurance liability refinements that were recorded in both periods resulted in a slight increase in operating earnings.
Corporate & Other

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$34	$29
Net investment income	(15)	65
Other revenues	140	172
Total operating revenues	159	266
Operating expenses
Policyholder benefits and claims and policyholder dividends	28	19
Capitalization of DAC	(2)	—
Interest expense on debt	23	30
Other expenses	201	244
Total operating expenses	250	293
Provision for income tax expense (benefit)	(127)	(88)
Operating earnings	$36	$61
The table below presents operating earnings by source, net of income tax:

	Three Months Ended March 31,
	2016	2015
	(In millions)

Net investment income	$(10)	$42
Interest expense on debt	(15)	(20)
Corporate initiatives and projects	(4)	(18)
Incremental tax benefit	95	79
Other	(30)	(22)
Operating earnings	$36	$61
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.

Net Investment Income. A $52 million decrease in net investment income was driven by lower returns on trading securities, hedge funds and alternative investments. Additionally, net investment income decreased as a result of lower average invested assets, and a reduction in the size of our securities lending program. These decreases were partially offset by higher returns on real estate joint ventures and higher income on currency, credit and interest rate derivatives.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $14 million, primarily due to lower relocation costs, severance and consulting expenses associated with certain enterprise-wide initiatives.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The $16 million increase in tax benefit is mainly due to higher utilization of tax preferenced items.
Other. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
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

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	operating revenues	(i)	GAAP revenues
(ii)	operating expenses	(ii)	GAAP expenses
(iii)	operating earnings	(iii)	net income (loss)
See “— Results of Operations” for reconciliations of these measures to the most directly comparable GAAP measures.
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
Operating revenues and operating expenses exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses).

The following additional adjustments are made to GAAP revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes amounts for investment hedge adjustments which represent earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (iv) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

The following additional adjustments are made to GAAP expenses, in the line items indicated, in calculating operating expenses:

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

•
Allocated equity - portion of common stockholders’ equity that MetLife’s management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.”

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2015 Annual Report and (ii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2015 Annual Report, Metropolitan Life Insurance Company received approximately 3,856 asbestos-related claims in 2015. During the three months ended March 31, 2016 and 2015, Metropolitan Life Insurance Company received approximately 1,386 and 1,046 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2016.
Other Litigation
Martin v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by Metropolitan Life Insurance Company in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that Metropolitan Life Insurance Company has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted Metropolitan Life Insurance Company’s motion to dismiss.
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on Metropolitan Life Insurance Company’s class-wide increase in premiums charged for long-term care insurance policies with one of two policy features. Plaintiff alleges a class consisting of: (i) herself and all persons over age 65 who selected a Reduced Pay at Age 65 feature and whose premium rates were increased after age 65; and/or (ii) all persons who purchased a 5% Automatic Compound Inflation Protection Rider and whose premiums paid for the rider were increased. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material with respect to these two features was misleading as to Metropolitan Life Insurance Company’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. The Company intends to defend this action vigorously.

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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2015 Annual Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Annual Report.
Regulatory and Legal Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2015 Annual Report. There have been no material changes to other sections of such risk factor. These sections include: “Insurance Regulation — U.S. Federal Regulation Affecting Insurance” and “General” within such risk factor included in the 2015 Annual Report.
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation” included in the 2015 Annual Report, as amended or supplemented by discussions of regulatory developments elsewhere herein and in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments,” and as further amended or supplemented below.
Insurance Regulation
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
The DOL issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These rules substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MLIC or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, will be deemed a fiduciary under ERISA or the Code. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applies more onerous disclosure and contract requirements to, and increase fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. We are currently studying the impact of these developments on MLIC’s business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — ERISA Considerations,” as well as “Business — Regulation — ERISA Considerations” included in the 2015 Annual Report.

We cannot predict what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our business, results of operations and financial condition.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI or Regulation as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
The following updates and replaces the similarly named sections of the risk factor entitled “Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations” included in the 2015 Annual Report. There have been no other material changes to such risk factor.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order. On December 18, 2014, the FSOC had designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. had filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation.
If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. However, many of the regulatory requirements that would apply to MetLife, Inc. as a non-bank SIFI if it were again so designated have not been specified. In particular, the Federal Reserve Board has not determined the requirements that will govern the amount and composition of capital that non-bank SIFIs would be required to hold. The Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc. and its impact on us remains unclear. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business.
If MetLife, Inc. were re-designated as a non-bank SIFI, our business and competitive position could be materially and adversely affected by any requirement of the Federal Reserve Board requiring insurers that are non-bank SIFIs to comply with capital standards or regimes (such as the Basel capital rules that were developed for banks) that do not take into account the insurance business model and the differences between banks and insurers. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether. Legislation was signed into law on December 18, 2014, relieving the Federal Reserve Board from certain provisions in Dodd-Frank that it believed constrained its ability to tailor capital rules for insurers that are non-bank SIFIs.
If re-designated as a non-bank SIFI, MetLife, Inc. may also be subject to additional prudential standards that the Federal Reserve Board may promulgate for non-bank SIFIs which will likely include leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, and early remediation procedures. In addition, if re-designated as a non-bank SIFI, MetLife, Inc. will be required to comply with the requirements applicable to non-bank SIFIs, including the submission of a resolution plan setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. The Federal Reserve Board would also have the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses. In addition, under the Volcker Rule, MetLife, Inc. could be subject to the imposition by the Federal Reserve Board of additional capital requirements and quantitative limits on certain of its trading and investment activities. Non-bank SIFIs and certain other large financial companies can be assessed under Dodd-Frank for any uncovered costs arising in connection with the resolution of a systemically important financial company. In addition, non-bank SIFIs must pay certain assessments and other charges to offset certain costs incurred by the Federal Reserve Board in fulfilling its oversight role and in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research.

On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Overview — Other Key Information.” There can be no assurance that the new company that would be created in connection with the Separation will not be designated by the FSOC as a non-bank SIFI, although such a company would be separately evaluated by the FSOC and may not meet a necessary threshold to advance to possible designation, or that any actions taken in furtherance of this plan will affect any decision the FSOC may make to re-designate MetLife, Inc. as a non-bank SIFI. MetLife, Inc. may consider further structural and other business alternatives that may be available to it in response to any re-designation of MetLife as a non-bank SIFI, and we cannot predict the impact that any such alternatives, if implemented, may have on us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI,” as well as “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” included in the 2015 Annual Report, for additional information regarding potential regulation of MetLife, Inc. as a non-bank SIFI.
Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. While the regulatory standards that would apply to G-SIIs are still being developed, they will include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and, therefore, has no consolidated group regulator, the impact on MetLife, Inc. of such proposals is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers,” as well as “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” included in the 2015 Annual Report.
Risks Related to Acquisitions, Dispositions or Other Structural Changes
The following updates and replaces the similarly named sections of the risk factor entitled “We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations” included in the 2015 Annual Report. There have been no material changes to other sections of such risk factor. These sections include: “Risks Relating to Acquisitions,” “Risks Relating to Joint Ventures,” and “Risks Relating to Legal Entity Reorganizations,” within such risk factor included in the 2015 Annual Report.
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
MetLife, Inc. and its subsidiaries, including us, have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Overview — Other Key Information” for information regarding MetLife, Inc.’s announcement of its plan to pursue the Separation and its entry into a purchase agreement with MassMutual. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results, including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from activities relating to an initial public offering, spin-off, joint venture or legal entity reorganization, including in connection with the proposed Separation.
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

Risks Relating to Dispositions
MetLife, Inc. and its subsidiaries, including us, may separate a business through an outright sale, or by alternate means such as a public offering of shares in an independent, publicly traded company or a spin-off, which would also result in a separate, possibly independent and publicly traded, company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Overview — Other Key Information” for information on MetLife, Inc.’s announcement of its plan to pursue the Separation and its entry into a purchase agreement with MassMutual. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. No assurance can be given regarding the form that the proposed Separation may take or the specific terms thereof, or that the Separation will in fact occur. The transactions contemplated by the purchase agreement with MassMutual are also subject to certain closing conditions, including regulatory approval.
Unanticipated developments could delay, prevent or otherwise adversely affect our ability to effect any disposition transaction. Factors which could affect our ability to consummate such transactions include difficulties in finding buyers and delays or other problems with obtaining required regulatory, tax and other approvals, as well as adverse conditions in the capital and credit markets.
When we dispose of subsidiaries or operations, we may remain liable to the acquiror or to third parties for certain losses or costs arising from the divested business or on other bases. We may also incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Any such separation will also decrease the diversification of our sources of revenue. Furthermore, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such restructuring could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. A distributor has elected to suspend and other distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to the proposed Separation, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Metropolitan Life Insurance Company, its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Metropolitan Life Insurance Company, its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and Metropolitan Life Insurance Company’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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
Accounting Officer (Authorized Signatory
and Principal Accounting Officer)
Date: May 12, 2016

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Metropolitan Life Insurance Company, its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Metropolitan Life Insurance Company, its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and Metropolitan Life Insurance Company’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

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