Form 10-Q
period 2016-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2016-08-12
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 11, 2016, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2016 (Unaudited) and December 31, 2015 and for the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:	8
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	10
	Note 3 — Insurance	16
	Note 4 — Closed Block	17
	Note 5 — Investments	20
	Note 6 — Derivatives	35
	Note 7 — Fair Value	45
	Note 8 — Equity	67
	Note 9 — Other Expenses	70
	Note 10 — Employee Benefit Plans	70
	Note 11 — Contingencies, Commitments and Guarantees	72
	Note 12 — Related Party Transactions	79
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	82
Item 4.	Controls and Procedures	109

Part II — Other Information
Item 1.	Legal Proceedings	110
Item 1A.	Risk Factors	111
Item 6.	Exhibits	115

Signatures		116

Exhibit Index		E - 1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MLIC. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to global financial and capital market risks, including as a result of the disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, (c) entry into joint ventures, or (d) legal entity reorganizations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) fluctuations in foreign currency exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings, or MetLife, Inc.’s credit ratings; (17) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (18) availability and effectiveness of reinsurance or indemnification arrangements, as well as any default or failure of counterparties to perform; (19) differences between actual claims experience and underwriting and reserving assumptions; (20) ineffectiveness of MetLife’s risk management policies and procedures; (21) catastrophe losses; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) difficulties in marketing and distributing products through our distribution channels; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) the effectiveness of

MetLife’s programs and practices in avoiding giving associates incentives to take excessive risks; and (31) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $169,421 and $168,361, respectively; includes $0 and $103, respectively, relating to variable interest entities)	$185,731	$175,686
Equity securities available-for-sale, at estimated fair value (cost: $1,843 and $1,985, respectively)	1,901	1,949
Trading and fair value option securities, at estimated fair value (includes $8 and $404, respectively, of actively traded securities; and $9 and $13, respectively, relating to variable interest entities)	32	431
Mortgage loans (net of valuation allowances of $253 and $257, respectively; includes $449 and $314, respectively, under the fair value option)	54,214	53,722
Policy loans	8,053	8,134
Real estate and real estate joint ventures (includes $1,370 and $0, respectively, relating to variable interest entities; includes $65 and $42, respectively, of real estate held-for-sale)	6,430	6,008
Other limited partnership interests (includes $15 and $27, respectively, relating to variable interest entities)	3,990	4,088
Short-term investments, principally at estimated fair value	5,541	5,595
Other invested assets (includes $43 and $43, respectively, relating to variable interest entities)	20,198	16,869
Total investments	286,090	272,482
Cash and cash equivalents, principally at estimated fair value (includes $5 and $1, respectively, relating to variable interest entities)	3,973	4,651
Accrued investment income (includes $0 and $1, respectively, relating to variable interest entities)	2,072	2,250
Premiums, reinsurance and other receivables (includes $5 and $2, respectively, relating to variable interest entities)	26,401	23,722
Deferred policy acquisition costs and value of business acquired	5,701	6,043
Current income tax recoverable	342	36
Other assets (includes $3 and $3, respectively, relating to variable interest entities)	4,348	4,397
Separate account assets	142,393	135,939
Total assets	$471,320	$449,520
Liabilities and Equity
Liabilities
Future policy benefits	$121,854	$118,914
Policyholder account balances	96,900	94,420
Other policy-related balances	7,310	7,201
Policyholder dividends payable	639	624
Policyholder dividend obligation	3,343	1,783
Payables for collateral under securities loaned and other transactions	24,113	21,937
Short-term debt	100	100
Long-term debt (includes $12 and $61, respectively, at estimated fair value, relating to variable interest entities)	1,661	1,715
Deferred income tax liability	5,014	2,888
Other liabilities (includes $0 and $2, respectively, relating to variable interest entities)	34,296	32,755
Separate account liabilities	142,393	135,939
Total liabilities	437,623	418,276
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,395	14,444
Retained earnings	12,062	13,738
Accumulated other comprehensive income (loss)	6,845	2,685
Total Metropolitan Life Insurance Company stockholder’s equity	33,307	30,872
Noncontrolling interests	390	372
Total equity	33,697	31,244
Total liabilities and equity	$471,320	$449,520
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Premiums	$5,418	$5,065	$10,659	$10,203
Universal life and investment-type product policy fees	648	647	1,290	1,283
Net investment income	2,776	3,059	5,479	6,025
Other revenues	371	386	732	783
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(7)	—	(62)	(6)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(4)	(2)	(4)	(11)
Other net investment gains (losses)	320	(91)	139	149
Total net investment gains (losses)	309	(93)	73	132
Net derivative gains (losses)	(440)	(231)	(357)	269
Total revenues	9,082	8,833	17,876	18,695
Expenses
Policyholder benefits and claims	6,206	5,659	12,122	11,498
Interest credited to policyholder account balances	559	544	1,115	1,081
Policyholder dividends	311	304	622	608
Other expenses	1,673	1,438	3,086	2,928
Total expenses	8,749	7,945	16,945	16,115
Income (loss) before provision for income tax	333	888	931	2,580
Provision for income tax expense (benefit)	7	220	109	722
Net income (loss)	326	668	822	1,858
Less: Net income (loss) attributable to noncontrolling interests	(2)	6	(2)	7
Net income (loss) attributable to Metropolitan Life Insurance Company	$328	$662	$824	$1,851
Comprehensive income (loss)	$2,002	$(1,790)	$4,982	$(28)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(2)	6	(2)	7
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$2,004	$(1,796)	$4,984	$(35)
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$5	$14,444	$13,738	$2,685	$30,872	$372	$31,244
Capital contributions from MetLife, Inc.		2			2		2
Returns of capital		(40)			(40)		(40)
Tax deficiencies related to stock-based compensation		(11)			(11)		(11)
Dividends paid to MetLife, Inc.			(2,500)		(2,500)		(2,500)
Change in equity of noncontrolling interests					—	20	20
Net income (loss)			824		824	(2)	822
Other comprehensive income (loss), net of income tax				4,160	4,160		4,160
Balance at June 30, 2016	$5	$14,395	$12,062	$6,845	$33,307	$390	$33,697

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$5	$14,448	$12,470	$5,034	$31,957	$392	$32,349
Capital contributions from MetLife, Inc.		2			2		2
Returns of capital					—		—
Excess tax benefits related to stock-based compensation		2			2		2
Dividends paid to MetLife, Inc.			(600)		(600)		(600)
Change in equity of noncontrolling interests					—	5	5
Net income (loss)			1,851		1,851	7	1,858
Other comprehensive income (loss), net of income tax				(1,886)	(1,886)		(1,886)
Balance at June 30, 2015	$5	$14,452	$13,721	$3,148	$31,326	$404	$31,730
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$2,051	$1,812
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	34,244	44,645
Equity securities	761	52
Mortgage loans	5,712	5,867
Real estate and real estate joint ventures	175	310
Other limited partnership interests	399	324
Purchases of:
Fixed maturity securities	(35,654)	(36,929)
Equity securities	(677)	(150)
Mortgage loans	(6,629)	(8,532)
Real estate and real estate joint ventures	(621)	(244)
Other limited partnership interests	(422)	(308)
Cash received in connection with freestanding derivatives	928	631
Cash paid in connection with freestanding derivatives	(1,217)	(471)
Net change in policy loans	81	(35)
Net change in short-term investments	70	(4,044)
Net change in other invested assets	(127)	(234)
Net change in property, equipment and leasehold improvements	(59)	(122)
Net cash provided by (used in) investing activities	(3,036)	760
Cash flows from financing activities
Policyholder account balances:
Deposits	28,014	29,483
Withdrawals	(27,225)	(29,655)
Net change in payables for collateral under securities loaned and other transactions	2,176	(2,208)
Long-term debt issued	11	—
Long-term debt repaid	(53)	(16)
Dividends paid to MetLife, Inc.	(2,500)	(600)
Returns of capital	(40)	—
Other, net	(76)	(200)
Net cash provided by (used in) financing activities	307	(3,196)
Change in cash and cash equivalents	(678)	(624)
Cash and cash equivalents, beginning of period	4,651	1,993
Cash and cash equivalents, end of period	$3,973	$1,369
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$56	$64
Income tax	$574	$830
Non-cash transactions:
Capital contributions from MetLife, Inc.	$2	$2
Transfer of fixed maturity securities to affiliates	$3,435	$—
Transfer of mortgage loans to affiliates	$375	$—
Deconsolidation of real estate joint venture:
Reduction of real estate and real estate joint ventures	$109	$—
Reduction of noncontrolling interests	$109	$—
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncement
Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decision maker or service provider are variable interests in a VIE, and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. The consolidated VIE assets and liabilities and unconsolidated VIE carrying amounts and maximum exposure to loss as of June 30, 2016, disclosed in Note 5, reflect the application of the new guidance.
Future Adoption of New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on measurement of credit losses on financial instruments (Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The guidance also requires enhanced disclosures. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach which includes a number of optional practical expedients. Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current guidance, leases would be classified as finance or operating leases. However, unlike current guidance, the new guidance will require both types of leases to be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business will be rebranded as “Brighthouse Financial” after the Separation. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. MetLife expects that the life insurance closed block and the life and annuity business sold through Metropolitan Life Insurance Company will not be a part of the Separation. Metropolitan Life Insurance Company would no longer write new retail life and annuity business post-Separation.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including enterprise-wide strategic initiative restructuring charges, various start-up businesses (including the investment management business through which the Company offers fee-based investment management services to institutional clients) and certain run-off businesses. Corporate & Other also includes the Company’s ancillary international operations and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes ancillary U.S. direct business, comprised of group and individual products sold through sponsoring organizations, affinity groups and direct to consumer. Additionally, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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
The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

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

The following additional adjustments are made to expenses, in the line items indicated, in calculating operating expenses:

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

	Operating Results
Three Months Ended June 30, 2016	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,027	$3,847	$516	$28	$5,418	$—	$5,418
Universal life and investment-type product policy fees	375	197	50	—	622	26	648
Net investment income	1,247	443	1,248	(40)	2,898	(122)	2,776
Other revenues	28	114	72	157	371	—	371
Net investment gains (losses)	—	—	—	—	—	309	309
Net derivative gains (losses)	—	—	—	—	—	(440)	(440)
Total revenues	2,677	4,601	1,886	145	9,309	(227)	9,082
Expenses
Policyholder benefits and claims and policyholder dividends	1,694	3,665	1,102	16	6,477	40	6,517
Interest credited to policyholder account balances	235	37	288	—	560	(1)	559
Capitalization of DAC	(107)	(2)	(1)	(1)	(111)	—	(111)
Amortization of DAC and VOBA	264	5	4	—	273	(210)	63
Interest expense on debt	1	—	2	25	28	—	28
Other expenses	708	572	103	226	1,609	84	1,693
Total expenses	2,795	4,277	1,498	266	8,836	(87)	8,749
Provision for income tax expense (benefit)	(59)	119	135	(139)	56	(49)	7
Operating earnings	$(59)	$205	$253	$18	417
Adjustments to:
Total revenues					(227)
Total expenses					87
Provision for income tax (expense) benefit					49
Net income (loss)					$326		$326

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$1,027	$3,696	$315	$27	$5,065	$—	$5,065
Universal life and investment-type product policy fees	388	183	51	—	622	25	647
Net investment income	1,346	462	1,305	51	3,164	(105)	3,059
Other revenues	42	111	78	155	386	—	386
Net investment gains (losses)	—	—	—	—	—	(93)	(93)
Net derivative gains (losses)	—	—	—	—	—	(231)	(231)
Total revenues	2,803	4,452	1,749	233	9,237	(404)	8,833
Expenses
Policyholder benefits and claims and policyholder dividends	1,558	3,519	847	25	5,949	14	5,963
Interest credited to policyholder account balances	239	38	266	—	543	1	544
Capitalization of DAC	(109)	(3)	(4)	(1)	(117)	—	(117)
Amortization of DAC and VOBA	151	7	6	—	164	(80)	84
Interest expense on debt	1	—	2	29	32	1	33
Other expenses	504	569	125	248	1,446	(8)	1,438
Total expenses	2,344	4,130	1,242	301	8,017	(72)	7,945
Provision for income tax expense (benefit)	143	119	177	(102)	337	(117)	220
Operating earnings	$316	$203	$330	$34	883
Adjustments to:
Total revenues					(404)
Total expenses					72
Provision for income tax (expense) benefit					117
Net income (loss)					$668		$668

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2016	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$2,018	$7,718	$861	$62	$10,659	$—	$10,659
Universal life and investment-type product policy fees	742	382	115	—	1,239	51	1,290
Net investment income	2,499	880	2,409	(55)	5,733	(254)	5,479
Other revenues	62	231	142	297	732	—	732
Net investment gains (losses)	—	—	—	—	—	73	73
Net derivative gains (losses)	—	—	—	—	—	(357)	(357)
Total revenues	5,321	9,211	3,527	304	18,363	(487)	17,876
Expenses
Policyholder benefits and claims and policyholder dividends	3,286	7,381	1,975	44	12,686	58	12,744
Interest credited to policyholder account balances	467	74	575	—	1,116	(1)	1,115
Capitalization of DAC	(218)	(4)	(1)	(3)	(226)	—	(226)
Amortization of DAC and VOBA	424	11	9	—	444	(236)	208
Interest expense on debt	3	1	4	48	56	—	56
Other expenses	1,129	1,166	214	427	2,936	112	3,048
Total expenses	5,091	8,629	2,776	516	17,012	(67)	16,945
Provision for income tax expense (benefit)	45	216	261	(266)	256	(147)	109
Operating earnings	$185	$366	$490	$54	1,095
Adjustments to:
Total revenues					(487)
Total expenses					67
Provision for income tax (expense) benefit					147
Net income (loss)					$822		$822

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2015	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$2,010	$7,407	$730	$56	$10,203	$—	$10,203
Universal life and investment-type product policy fees	767	371	95	—	1,233	50	1,283
Net investment income	2,690	921	2,530	116	6,257	(232)	6,025
Other revenues	85	222	149	327	783	—	783
Net investment gains (losses)	—	—	—	—	—	132	132
Net derivative gains (losses)	—	—	—	—	—	269	269
Total revenues	5,552	8,921	3,504	499	18,476	219	18,695
Expenses
Policyholder benefits and claims and policyholder dividends	3,214	7,054	1,764	44	12,076	30	12,106
Interest credited to policyholder account balances	474	75	530	—	1,079	2	1,081
Capitalization of DAC	(211)	(7)	(10)	(1)	(229)	—	(229)
Amortization of DAC and VOBA	272	16	11	—	299	(7)	292
Interest expense on debt	2	—	3	59	64	1	65
Other expenses	947	1,126	243	492	2,808	(8)	2,800
Total expenses	4,698	8,264	2,541	594	16,097	18	16,115
Provision for income tax expense (benefit)	264	243	335	(190)	652	70	722
Operating earnings	$590	$414	$628	$95	1,727
Adjustments to:
Total revenues					219
Total expenses					(18)
Provision for income tax (expense) benefit					(70)
Net income (loss)					$1,858		$1,858
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2016	December 31, 2015
	(In millions)
Retail	$179,906	$176,776
Group, Voluntary & Worksite Benefits	49,178	43,770
Corporate Benefit Funding	214,013	201,251
Corporate & Other	28,223	27,723
Total	$471,320	$449,520

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
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	June 30, 2016				December 31, 2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2)	$60,158		$27,744		$59,858		$27,648
Separate account value	$48,405		$26,594		$48,216		$26,530
Net amount at risk	$1,488	(3)	$621	(4)	$1,698	(3)	$379	(4)
Average attained age of contractholders	66 years		64 years		65 years		63 years
Other Annuity Guarantees:
Total account value (2)	N/A		$403		N/A		$406
Net amount at risk	N/A		$143	(5)	N/A		$144	(5)
Average attained age of contractholders	N/A		57 years		N/A		56 years

	June 30, 2016		December 31, 2015
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (2)	$8,071	$1,034	$8,166	$1,052
Net amount at risk (6)	$74,578	$7,450	$75,994	$7,658
Average attained age of policyholders	55 years	61 years	55 years	61 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2016	December 31, 2015
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,976	$41,278
Other policy-related balances	240	249
Policyholder dividends payable	491	468
Policyholder dividend obligation	3,343	1,783
Other liabilities	726	380
Total closed block liabilities	45,776	44,158
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	29,404	27,556
Equity securities available-for-sale, at estimated fair value	110	111
Mortgage loans	5,825	6,022
Policy loans	4,558	4,642
Real estate and real estate joint ventures	566	462
Other invested assets	1,106	1,066
Total investments	41,569	39,859
Cash and cash equivalents	220	236
Accrued investment income	463	474
Premiums, reinsurance and other receivables	51	56
Current income tax recoverable	—	11
Deferred income tax assets	200	234
Total assets designated to the closed block	42,503	40,870
Excess of closed block liabilities over assets designated to the closed block	3,273	3,288
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	2,435	1,382
Unrealized gains (losses) on derivatives, net of income tax	100	76
Allocated to policyholder dividend obligation, net of income tax	(2,173)	(1,159)
Total amounts included in AOCI	362	299
Maximum future earnings to be recognized from closed block assets and liabilities	$3,635	$3,587
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$1,783	$3,155
Change in unrealized investment and derivative gains (losses)	1,560	(1,372)
Balance, end of period	$3,343	$1,783

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues
Premiums	$444	$457	$861	$887
Net investment income	469	498	949	1,013
Net investment gains (losses)	12	2	(16)	1
Net derivative gains (losses)	4	(13)	(7)	12
Total revenues	929	944	1,787	1,913
Expenses
Policyholder benefits and claims	632	643	1,242	1,251
Policyholder dividends	246	244	491	484
Other expenses	35	36	67	73
Total expenses	913	923	1,800	1,808
Revenues, net of expenses before provision for income tax expense (benefit)	16	21	(13)	105
Provision for income tax expense (benefit)	6	8	(5)	37
Revenues, net of expenses and provision for income tax expense (benefit)	$10	$13	$(8)	$68
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

5. Investments
Fixed Maturity and Equity Securities Available-for-Sale
Fixed Maturity and Equity Securities Available-for-Sale by Sector
The following table presents the fixed maturity and equity securities available-for-sale (“AFS”) by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

	June 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$56,542	$6,295	$515	$—	$62,322	$59,305	$3,763	$1,511	$—	$61,557
U.S. government and agency	36,369	6,386	1	—	42,754	36,183	3,638	128	—	39,693
Foreign corporate	26,361	1,511	1,013	—	26,859	27,218	1,005	1,427	1	26,795
RMBS	26,151	1,239	237	26	27,127	23,195	1,008	252	36	23,915
State and political subdivision	6,245	1,607	3	1	7,848	6,070	935	29	2	6,974
CMBS	5,745	325	43	—	6,027	6,547	114	82	—	6,579
ABS	7,845	48	125	—	7,768	6,665	40	138	—	6,567
Foreign government	4,163	919	56	—	5,026	3,178	536	108	—	3,606
Total fixed maturity securities	$169,421	$18,330	$1,993	$27	$185,731	$168,361	$11,039	$3,675	$39	$175,686
Equity securities:
Common stock	$1,267	$78	$13	$—	$1,332	$1,298	$46	$101	$—	$1,243
Non-redeemable preferred stock	576	42	49	—	569	687	59	40	—	706
Total equity securities	$1,843	$120	$62	$—	$1,901	$1,985	$105	$141	$—	$1,949
The Company held non-income producing fixed maturity securities with an estimated fair value of $69 million and $3 million with unrealized gains (losses) of $4 million and less than $1 million at June 30, 2016 and December 31, 2015, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$6,626	$39,903	$30,913	$52,238	$39,741	$169,421
Estimated fair value	$6,616	$41,796	$32,647	$63,750	$40,922	$185,731
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.

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

	June 30, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$4,750	$159	$3,638	$356	$17,480	$1,078	$2,469	$433
U.S. government and agency	435	1	—	—	11,683	125	248	3
Foreign corporate	3,816	270	5,193	743	8,823	669	4,049	759
RMBS	3,228	110	2,032	153	6,065	158	1,769	130
State and political subdivision	23	—	22	4	767	26	15	5
CMBS	233	1	603	42	2,266	42	509	40
ABS	2,257	31	2,626	94	3,211	54	1,817	84
Foreign government	201	21	374	35	961	91	87	17
Total fixed maturity securities	$14,943	$593	$14,488	$1,427	$51,256	$2,243	$10,963	$1,471
Equity securities:
Common stock	$66	$13	$5	$—	$182	$99	$19	$2
Non-redeemable preferred stock	29	2	123	47	56	2	132	38
Total equity securities	$95	$15	$128	$47	$238	$101	$151	$40
Total number of securities in an unrealized loss position	1,517		1,268		4,167		807
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2016. Future other-than-temporary impairment (“OTTI”) will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $1.7 billion during the six months ended June 30, 2016 to $2.0 billion. The decrease in gross unrealized losses for the six months ended June 30, 2016 was primarily attributable to a decrease in interest rates and, to a lesser extent, narrowing credit spreads and the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At June 30, 2016, $298 million of the total $2.0 billion of gross unrealized losses were from 82 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $298 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $149 million, or 50%, were related to gross unrealized losses on 32 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $298 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $149 million, or 50%, were related to gross unrealized losses on 50 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities decreased $79 million during the six months ended June 30, 2016 to $62 million. Of the $62 million, $41 million were from seven securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $41 million, 68% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$32,982	60.9%	$33,440	62.3%
Agricultural	11,815	21.8	11,663	21.7
Residential	9,221	17.0	8,562	15.9
Subtotal (1)	54,018	99.7	53,665	99.9
Valuation allowances	(253)	(0.5)	(257)	(0.5)
Subtotal mortgage loans, net	53,765	99.2	53,408	99.4
Residential — FVO	449	0.8	314	0.6
Total mortgage loans, net	$54,214	100.0%	$53,722	100.0%
__________________

(1)
Purchases of mortgage loans were $959 million and $1.2 billion for the three months and six months ended June 30, 2016, respectively, and $745 million and $2.2 billion for the three months and six months ended June 30, 2015, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2016
Commercial	$—	$—	$—	$12	$12	$32,970	$164	$12
Agricultural	12	10	1	39	38	11,767	35	47
Residential	—	—	—	205	189	9,032	53	189
Total	$12	$10	$1	$256	$239	$53,769	$252	$248
December 31, 2015
Commercial	$—	$—	$—	$57	$57	$33,383	$165	$57
Agricultural	45	43	3	22	21	11,599	34	61
Residential	—	—	—	141	131	8,431	55	131
Total	$45	$43	$3	$220	$209	$53,413	$254	$249
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $34 million, $49 million and $175 million, respectively, for the three months ended June 30, 2016; and $41 million, $54 million and $161 million, respectively, for the six months ended June 30, 2016.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $152 million, $60 million and $70 million, respectively, for the three months ended June 30, 2015; and $154 million, $60 million and $59 million, respectively, for the six months ended June 30, 2015.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2016				2015
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$165	$37	$55	$257	$182	$35	$41	$258
Provision (release)	(1)	1	5	5	(2)	1	22	21
Charge-offs, net of recoveries	—	(2)	(7)	(9)	—	—	(9)	(9)
Balance, end of period	$164	$36	$53	$253	$180	$36	$54	$270

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2016
Loan-to-value ratios:
Less than 65%	$28,675	$916	$503	$30,094	91.2%	$31,468	91.5%
65% to 75%	2,438	76	157	2,671	8.1	2,711	7.9
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	166	39	12	217	0.7	208	0.6
Total	$31,279	$1,031	$672	$32,982	100%	$34,387	100%
December 31, 2015
Loan-to-value ratios:
Less than 65%	$28,828	$909	$408	$30,145	90.2%	$30,996	90.5%
65% to 75%	2,550	138	61	2,749	8.2	2,730	8.0
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	208	115	223	546	1.6	519	1.5
Total	$31,586	$1,162	$692	$33,440	100%	$34,245	100%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$11,199	94.8%	$10,975	94.1%
65% to 75%	549	4.6	609	5.2
76% to 80%	20	0.2	21	0.2
Greater than 80%	47	0.4	58	0.5
Total	$11,815	100.0%	$11,663	100.0%
The estimated fair value of agricultural mortgage loans was $12.2 billion and $11.9 billion at June 30, 2016 and December 31, 2015, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$8,921	96.7%	$8,261	96.5%
Nonperforming	300	3.3	301	3.5
Total	$9,221	100.0%	$8,562	100.0%
The estimated fair value of residential mortgage loans was $9.6 billion and $8.8 billion at June 30, 2016 and December 31, 2015, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2016 and December 31, 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In millions)
Commercial	$—	$—	$—	$—
Agricultural	118	103	39	46
Residential	300	301	300	301
Total	$418	$404	$339	$347
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months and six months ended June 30, 2016 and 2015, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.4 billion and $3.9 billion at June 30, 2016 and December 31, 2015, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2016	December 31, 2015
	(In millions)
Fixed maturity securities	$16,285	$7,331
Fixed maturity securities with noncredit OTTI losses included in AOCI	(27)	(39)
Total fixed maturity securities	16,258	7,292
Equity securities	147	27
Derivatives	2,746	2,208
Other	154	137
Subtotal	19,305	9,664
Amounts allocated from:
Future policy benefits	(1,458)	(7)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	—
DAC, VOBA and DSI	(943)	(572)
Policyholder dividend obligation	(3,343)	(1,783)
Subtotal	(5,745)	(2,362)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	10	14
Deferred income tax benefit (expense)	(4,733)	(2,542)
Net unrealized investment gains (losses)	8,837	4,774
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$8,836	$4,773
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$(39)	$(66)
Noncredit OTTI losses and subsequent changes recognized	4	5
Securities sold with previous noncredit OTTI loss	19	105
Subsequent changes in estimated fair value	(11)	(83)
Balance, end of period	$(27)	$(39)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2016
(In millions)
Balance, beginning of period	$4,773
Fixed maturity securities on which noncredit OTTI losses have been recognized	12
Unrealized investment gains (losses) during the period	9,629
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,451)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)
DAC, VOBA and DSI	(371)
Policyholder dividend obligation	(1,560)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(4)
Deferred income tax benefit (expense)	(2,191)
Net unrealized investment gains (losses)	8,836
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$8,836
Change in net unrealized investment gains (losses)	$4,063
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$4,063
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2016 and December 31, 2015.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2016	December 31, 2015
	(In millions)
Securities on loan: (1)
Amortized cost	$15,045	$16,257
Estimated fair value	$17,586	$17,700
Cash collateral on deposit from counterparties (2)	$17,972	$18,053
Security collateral on deposit from counterparties (3)	$63	$22
Reinvestment portfolio — estimated fair value	$18,159	$18,138
__________________

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2016
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(Dollars in millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$4,542	$6,331	$7,048	$17,921	99.7%
U.S. corporate	—	46	—	46	0.3
Agency RMBS	—	—	5	5	—
Total	$4,542	$6,377	$7,053	$17,972	100%

	December 31, 2015
	Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	% of Total
	(Dollars in millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$6,260	$7,421	$4,303	$17,984	99.6%
U.S. corporate	1	41	—	42	0.3
Agency RMBS	—	6	21	27	0.1
Total	$6,261	$7,468	$4,324	$18,053	100%
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2016 was $4.4 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency, agency RMBS, ABS, short-term investments and U.S. corporate securities) with 65% invested in U.S. government and agency securities, agency RMBS, short-term investments, or held in cash and cash equivalents. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

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

	June 30, 2016	December 31, 2015
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,416	$1,245
Invested assets pledged as collateral (1)	21,718	19,011
Total invested assets on deposit and pledged as collateral	$23,134	$20,256
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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,370	$—	$—	$—
Fixed maturity securities (2)	—	—	104	50
Other investments (3)	80	12	89	13
Total	$1,450	$12	$193	$63
__________________

(1)
The Company consolidates certain affiliated real estate joint ventures. At June 30, 2016, the Company and its affiliates invested $1.1 billion and $253 million, respectively, in these affiliated real estate joint ventures.

(2)
The Company consolidated certain fixed maturity securities purchased in an investment structure which was partially funded with affiliated long-term debt. These investments were sold in June 2016. The long-term debt bore interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for both the three months and six months ended June 30, 2016 and less than $1 million and $1 million for the three months and six months ended June 30, 2015, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(3)
Other investments is primarily comprised of other invested assets and other limited partnerships. The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both June 30, 2016 and December 31, 2015. The long-term debt bears interest primarily at variable rates, payable on a bi-annual basis. Interest expense related to these obligations, included in other expenses, was less than $1 million for both the three months and six months ended June 30, 2016, and less than $1 million and $1 million for the three months and six months ended June 30, 2015, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$40,922	$40,922	$37,061	$37,061
U.S. and foreign corporate	1,584	1,584	1,593	1,593
Other limited partnership interests	3,550	5,549	2,874	3,672
Other invested assets	1,990	2,600	1,564	2,116
Real estate joint ventures	91	115	31	44
Total	$48,137	$50,770	$43,123	$44,486
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $162 million and $179 million at June 30, 2016 and December 31, 2015, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the six months ended June 30, 2016 and 2015.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$1,941	$2,051	$3,896	$4,074
Equity securities	22	23	46	43
Trading and FVO securities — Actively traded and FVO general account securities (1)	7	—	3	18
Mortgage loans	664	648	1,300	1,248
Policy loans	104	108	207	219
Real estate and real estate joint ventures	105	253	207	409
Other limited partnership interests	77	176	120	316
Cash, cash equivalents and short-term investments	11	6	21	12
Operating joint venture	3	4	5	6
Other	39	20	66	129
Subtotal	2,973	3,289	5,871	6,474
Less: Investment expenses	197	231	392	450
Subtotal, net	2,776	3,058	5,479	6,024
FVO CSEs — interest income:
Securities	—	1	—	1
Subtotal	—	1	—	1
Net investment income	$2,776	$3,059	$5,479	$6,025
__________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were less than $1 million for both the three months and six months ended June 30, 2016, and ($39) million and ($43) million for the three months and six months ended June 30, 2015, respectively.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
The Company previously maintained a trading securities portfolio, principally invested in fixed maturity securities, to support investment strategies that involved the active and frequent purchase and sale of actively traded securities and the execution of short sale agreements. In June 2016, the Company commenced a reinvestment of this portfolio into other asset classes. Fair value option securities (“FVO securities”) include certain fixed maturity and equity securities held-for-investment by the general account to support asset/liability management strategies for certain insurance products and securities held by consolidated securitization entities (“CSEs”).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$—	$—	$(3)
Industrial	(8)	—	(58)	—
Communications	—	—	(3)	—
Total U.S. and foreign corporate securities	(8)	—	(61)	(3)
RMBS	(3)	(2)	(5)	(14)
OTTI losses on fixed maturity securities recognized in earnings	(11)	(2)	(66)	(17)
Fixed maturity securities — net gains (losses) on sales and disposals	298	48	207	115
Total gains (losses) on fixed maturity securities	287	46	141	98
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(16)	(8)	(66)	(8)
OTTI losses on equity securities recognized in earnings	(16)	(8)	(66)	(8)
Equity securities — net gains (losses) on sales and disposals	13	—	14	(2)
Total gains (losses) on equity securities	(3)	(8)	(52)	(10)
Mortgage loans	7	(7)	3	(44)
Real estate and real estate joint ventures	7	19	8	23
Other limited partnership interests	(12)	(9)	(30)	8
Other	(23)	(23)	(30)	(12)
Subtotal	263	18	40	63
FVO CSEs:
Securities	—	—	1	—
Non-investment portfolio gains (losses)	46	(111)	32	69
Subtotal	46	(111)	33	69
Total net investment gains (losses)	$309	$(93)	$73	$132
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $35 million and $23 million for the three months and six months ended June 30, 2016, respectively, and ($140) million and $17 million for the three months and six months ended June 30, 2015, respectively.

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

	Three Months Ended June 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$13,187	$16,054	$23	$13
Gross investment gains	$378	$200	$13	$2
Gross investment losses	(80)	(152)	—	(2)
OTTI losses	(11)	(2)	(16)	(8)
Net investment gains (losses)	$287	$46	$(3)	$(8)

	Six Months Ended June 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$26,082	$32,079	$57	$28
Gross investment gains	$502	$400	$19	$6
Gross investment losses	(295)	(285)	(5)	(8)
OTTI losses	(66)	(17)	(66)	(8)
Net investment gains (losses)	$141	$98	$(52)	$(10)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Balance, beginning of period	$182	$264	$188	$263
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	—	—	1
Additional impairments — credit loss OTTI on securities previously impaired	2	1	3	11
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(12)	(70)	(19)	(80)
Securities impaired to net present value of expected future cash flows	(1)	—	(1)	—
Increase in cash flows — accretion of previous credit loss OTTI	—	(1)	—	(1)
Balance, end of period	$171	$194	$171	$194

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$4,139	$—	$4,376	$600
Amortized cost of invested assets transferred to affiliates	$3,895	$—	$4,128	$567
Net investment gains (losses) recognized on transfers	$244	$—	$248	$33
Estimated fair value of invested assets transferred from affiliates	$99	$101	$99	$101
In April 2016, the Company transferred investments and cash and cash equivalents with an amortized cost and fair value of $4.0 billion and $4.3 billion, respectively, for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to MetLife Insurance Company USA (“MetLife USA”), an affiliate, which are included in the table above. See Note 12 for additional information related to the transfer.
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2015 Annual Report.
The Company had affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $2.0 billion at both June 30, 2016 and December 31, 2015. Net investment income from affiliated loans was $24 million and $47 million for the three months and six months ended June 30, 2016, respectively, and $25 million and $48 million for the three months and six months ended June 30, 2015, respectively.
As a structured settlements assignment company, the Company purchases annuities from affiliates to fund the periodic structured settlement claim payment obligations it assumes. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate annuity contract values recorded, for which the Company has also recorded an unpaid claim obligation of equal amounts, were $1.3 billion at both June 30, 2016 and December 31, 2015. The related net investment income and corresponding policyholder benefits and claims recognized were $17 million and $29 million for the three months and six months ended June 30, 2016, respectively, and $16 million and $31 million for the three months and six months ended June 30, 2015, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which is included in other invested assets, totaling $100 million at both June 30, 2016 and December 31, 2015. Net investment income from this surplus note was $1 million and $2 million for the three months and six months ended June 30, 2016, respectively, and $1 million and $2 million for the three months and six months ended June 30, 2015, respectively.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $42 million and $85 million for the three months and six months ended June 30, 2016, respectively, and $39 million and $79 million for the three months and six months ended June 30, 2015, respectively. The Company also earned additional affiliated net investment income of $1 million and $2 million for the three months and six months ended June 30, 2016, respectively, and $1 million and $2 million for the three months and six months ended June 30, 2015, respectively.
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
Interest Rate Derivatives
The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, interest rate total return swaps, caps, floors, swaptions, futures and forwards.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Interest rate total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Interbank Offered Rate (“LIBOR”), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Interest rate total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). The Company utilizes interest rate total return swaps in nonqualifying hedging relationships.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company enters into written credit default swaps to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. government and agency securities, or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.
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
Equity Derivatives
The Company uses a variety of equity derivatives to reduce its exposure to equity market risk, including equity index options, equity variance swaps, exchange-traded equity futures and equity total return swaps.
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
In an equity total return swap, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to synthetically create investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.
Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2016			December 31, 2015
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$5,070	$2,768	$16	$5,089	$2,177	$11
Foreign currency swaps	Foreign currency exchange rate	1,200	23	156	2,133	61	159
Subtotal		6,270	2,791	172	7,222	2,238	170
Cash flow hedges:
Interest rate swaps	Interest rate	1,963	636	—	1,960	426	—
Interest rate forwards	Interest rate	1,575	40	2	70	15	—
Foreign currency swaps	Foreign currency exchange rate	19,809	1,454	1,428	18,743	1,132	1,376
Subtotal		23,347	2,130	1,430	20,773	1,573	1,376
Total qualifying hedges		29,617	4,921	1,602	27,995	3,811	1,546
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	35,164	4,406	1,625	51,489	2,613	1,197
Interest rate floors	Interest rate	10,001	357	12	13,701	252	10
Interest rate caps	Interest rate	64,838	28	3	55,136	67	2
Interest rate futures	Interest rate	3,178	—	2	2,023	—	2
Interest rate options	Interest rate	1,445	315	1	2,295	227	4
Interest rate total return swaps	Interest rate	1,513	107	—	—	—	—
Synthetic GICs	Interest rate	3,962	—	—	4,216	—	—
Foreign currency swaps	Foreign currency exchange rate	8,417	893	138	8,095	600	94
Foreign currency forwards	Foreign currency exchange rate	2,268	58	25	3,014	83	36
Credit default swaps — purchased	Credit	750	16	6	819	28	8
Credit default swaps — written	Credit	6,711	61	7	6,577	51	11
Equity futures	Equity market	1,581	—	18	1,452	15	—
Equity index options	Equity market	8,224	357	358	7,364	326	349
Equity variance swaps	Equity market	5,676	65	172	5,676	62	160
Equity total return swaps	Equity market	1,021	17	4	952	11	9
Total non-designated or nonqualifying derivatives		154,749	6,680	2,371	162,809	4,335	1,882
Total		$184,366	$11,601	$3,973	$190,804	$8,146	$3,428
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2016 and December 31, 2015. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$730	$(736)	$1,289	$(134)
Embedded derivatives gains (losses)	(1,170)	505	(1,646)	403
Total net derivative gains (losses)	$(440)	$(231)	$(357)	$269
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$68	$48	$129	$107
Interest credited to policyholder account balances	1	14	7	17
Nonqualifying hedges:
Net investment income	(1)	(1)	(1)	(2)
Net derivative gains (losses)	131	123	276	266
Policyholder benefits and claims	1	—	2	1
Total	$200	$184	$413	$389
Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or not qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2016
Interest rate derivatives	$512	$—	$—
Foreign currency exchange rate derivatives	337	—	—
Credit derivatives — purchased	(4)	(10)	—
Credit derivatives — written	—	9	—
Equity derivatives	(40)	(3)	(11)
Total	$805	$(4)	$(11)
Three Months Ended June 30, 2015
Interest rate derivatives	$(657)	$—	$—
Foreign currency exchange rate derivatives	(292)	—	—
Credit derivatives — purchased	—	1	—
Credit derivatives — written	(27)	—	—
Equity derivatives	(14)	(2)	(5)
Total	$(990)	$(1)	$(5)
Six Months Ended June 30, 2016
Interest rate derivatives	$1,172	$—	$—
Foreign currency exchange rate derivatives	210	—	—
Credit derivatives — purchased	(18)	—	—
Credit derivatives — written	2	—	—
Equity derivatives	(73)	(10)	5
Total	$1,293	$(10)	$5
Six Months Ended June 30, 2015
Interest rate derivatives	$(419)	$—	$—
Foreign currency exchange rate derivatives	230	—	—
Credit derivatives — purchased	4	—	—
Credit derivatives — written	(23)	1	—
Equity derivatives	(84)	(6)	(31)
Total	$(292)	$(5)	$(31)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(2)	$(1)	$(3)
	Policyholder liabilities (1)	187	(190)	(3)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(5)	—
	Foreign-denominated policyholder account balances (2)	(51)	48	(3)
Total		$139	$(148)	$(9)
Three Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$4	$(2)	$2
	Policyholder liabilities (1)	(350)	347	(3)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	5	2
	Foreign-denominated policyholder account balances (2)	110	(112)	(2)
Total		$(239)	$238	$(1)
Six Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(8)	$4	$(4)
	Policyholder liabilities (1)	519	(524)	(5)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	4	(3)	1
	Foreign-denominated policyholder account balances (2)	(26)	23	(3)
Total		$489	$(500)	$(11)
Six Months Ended June 30, 2015
Interest rate swaps:	Fixed maturity securities	$—	$3	$3
	Policyholder liabilities (1)	(162)	158	(4)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	7	(3)	4
	Foreign-denominated policyholder account balances (2)	(139)	133	(6)
Total		$(294)	$291	$(3)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $3 million for both the three months and six months ended June 30, 2016, and $0 and $4 million for the three months and six months ended June 30, 2015, respectively.
At June 30, 2016 and December 31, 2015, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and five years, respectively.
At June 30, 2016 and December 31, 2015, the balance in AOCI associated with cash flow hedges was $2.7 billion and $2.2 billion, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended June 30, 2016
Interest rate swaps	$122	$7	$3	$1
Interest rate forwards	35	(1)	1	—
Foreign currency swaps	182	(225)	(1)	3
Credit forwards	—	3	—	—
Total	$339	$(216)	$3	$4
Three Months Ended June 30, 2015
Interest rate swaps	$(228)	$7	$4	$(1)
Interest rate forwards	(9)	1	—	—
Foreign currency swaps	(57)	255	(1)	(2)
Credit forwards	—	—	—	—
Total	$(294)	$263	$3	$(3)
Six Months Ended June 30, 2016
Interest rate swaps	$309	$17	$6	$—
Interest rate forwards	40	(1)	2	—
Foreign currency swaps	315	100	(1)	1
Credit forwards	—	3	—	—
Total	$664	$119	$7	$1
Six Months Ended June 30, 2015
Interest rate swaps	$(83)	$12	$6	$1
Interest rate forwards	(5)	3	1	—
Foreign currency swaps	(67)	(277)	(1)	1
Credit forwards	—	1	—	—
Total	$(155)	$(261)	$6	$2
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2016, the Company expects to reclassify ($54) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6.7 billion and $6.6 billion at June 30, 2016 and December 31, 2015, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2016 and December 31, 2015, the Company would have received $54 million and $40 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$—	$183	3.0	$2	$245	2.5
Credit default swaps referencing indices	11	1,375	3.5	5	1,366	3.3
Subtotal	11	1,558	3.4	7	1,611	3.2
Baa
Single name credit default swaps (corporate)	3	507	2.4	5	752	2.6
Credit default swaps referencing indices	38	4,411	4.8	21	3,452	4.8
Subtotal	41	4,918	4.6	26	4,204	4.4
Ba
Single name credit default swaps (corporate)	(1)	60	1.7	(2)	60	2.2
Credit default swaps referencing indices	—	100	0.5	(1)	100	1.0
Subtotal	(1)	160	0.9	(3)	160	1.4
B
Single name credit default swaps (corporate)	—	—	—	—	—	—
Credit default swaps referencing indices	3	75	3.4	10	602	4.9
Subtotal	3	75	3.4	10	602	4.9
Total	$54	$6,711	4.2	$40	$6,577	4.1
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $6.7 billion and $6.6 billion from the table above were $27 million and $70 million at June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016, there were no written credit default swaps held in relation to the trading portfolio. At December 31, 2015, written credit default swaps held in relation to the trading portfolio amounted to $20 million in gross notional amount and ($2) million in estimated fair value.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2016		December 31, 2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,995	$3,070	$7,368	$2,667
OTC-cleared (1)	1,729	899	909	783
Exchange-traded	—	20	15	2
Total gross estimated fair value of derivatives (1)	11,724	3,989	8,292	3,452
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	11,724	3,989	8,292	3,452
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,517)	(2,517)	(2,117)	(2,117)
OTC-cleared	(886)	(886)	(776)	(776)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(5,107)	—	(3,705)	(3)
OTC-cleared	(822)	—	(119)	—
Exchange-traded	—	(2)	—	—
Securities collateral: (5)
OTC-bilateral	(2,237)	(537)	(1,345)	(541)
OTC-cleared	—	—	—	—
Exchange-traded	—	(17)	—	—
Net amount after application of master netting agreements and collateral	$155	$30	$230	$15
__________________

(1)
At June 30, 2016 and December 31, 2015, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $123 million and $146 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of $16 million and $24 million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2016 and December 31, 2015, the Company received excess cash collateral of $168 million and $17 million, respectively, and provided excess cash collateral of $7 million and $58 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2016, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2016 and December 31, 2015, the Company received excess securities collateral with an estimated fair value of $72 million and $71 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2016 and December 31, 2015, the Company provided excess securities collateral with an estimated fair value of $84 million and $81 million, respectively, for its OTC-bilateral derivatives, and $318 million and $239 million, respectively, for its OTC-cleared derivatives, and $58 million and $15 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	June 30, 2016			December 31, 2015
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$551	$—	$551	$547	$3	$550
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$621	$—	$621	$622	$—	$622
Cash	$—	$—	$—	$—	$4	$4
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength or credit rating, as applicable	$—	$—	$—	$—	$—	$—
Downgrade in financial strength or credit rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—	$—	$—	$—	$—
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2016	December 31, 2015
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$1,024	$712
Options embedded in debt or equity securities	Investments	(168)	(142)
Net embedded derivatives within asset host contracts		$856	$570
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$965	$(284)
Assumed guaranteed minimum benefits	Policyholder account balances	268	126
Funds withheld on ceded reinsurance	Other liabilities	1,303	687
Other	Policyholder account balances	(4)	(3)
Net embedded derivatives within liability host contracts		$2,532	$526
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net derivative gains (losses) (1), (2)	$(1,170)	$505	$(1,646)	$403
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $179 million and $220 million for the three months and six months ended June 30, 2016, respectively, and ($20) million and ($4) million for the three months and six months ended June 30, 2015, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($54) million and ($73) million for the three months and six months ended June 30, 2016, respectively, and $6 million and $3 million for the three months and six months ended June 30, 2015, respectively.

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

	June 30, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$57,399	$4,923	$62,322
U.S. government and agency	23,576	19,003	175	42,754
Foreign corporate	—	22,878	3,981	26,859
RMBS	2,601	20,801	3,725	27,127
State and political subdivision	—	7,820	28	7,848
CMBS	—	5,840	187	6,027
ABS	—	7,265	503	7,768
Foreign government	—	4,961	65	5,026
Total fixed maturity securities	26,177	145,967	13,587	185,731
Equity securities	431	1,014	456	1,901
Trading and FVO securities:
Actively traded securities	—	7	1	8
FVO general account securities	—	—	15	15
FVO securities held by CSEs	—	3	6	9
Total trading and FVO securities	—	10	22	32
Short-term investments (1)	1,779	3,387	—	5,166
Residential mortgage loans — FVO	—	—	449	449
Derivative assets: (2)
Interest rate	—	8,510	147	8,657
Foreign currency exchange rate	—	2,428	—	2,428
Credit	—	65	12	77
Equity market	—	320	119	439
Total derivative assets	—	11,323	278	11,601
Net embedded derivatives within asset host contracts (3)	—	—	1,024	1,024
Separate account assets (4)	28,802	112,101	1,490	142,393
Total assets	$57,189	$273,802	$17,306	$348,297
Liabilities
Derivative liabilities: (2)
Interest rate	$2	$1,655	$4	$1,661
Foreign currency exchange rate	—	1,747	—	1,747
Credit	—	13	—	13
Equity market	18	362	172	552
Total derivative liabilities	20	3,777	176	3,973
Net embedded derivatives within liability host contracts (3)	—	—	2,532	2,532
Long-term debt	—	—	44	44
Long-term debt of CSEs — FVO	—	—	12	12
Trading liabilities (5)	—	—	—	—
Separate account liabilities (4)	—	97	5	102
Total liabilities	$20	$3,874	$2,769	$6,663

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

(3)
Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At June 30, 2016 and December 31, 2015, debt and equity securities also included embedded derivatives of ($168) million and ($142) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2016.

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

Residential mortgage loans — FVO
	•	N/A	Valuation Techniques: Principally the market approach, including matrix pricing or other similar techniques.
Key Inputs:
			•	Inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data
Separate Account Assets and Separate Account Liabilities (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
	Key Input:		•	N/A
	•	quoted prices or reported NAV provided by the fund managers
Other limited partnership interests
	•	N/A	Valuation Techniques: Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
			•	liquidity; bid/ask spreads; performance record of the fund manager
			•	other relevant variables that may impact the exit value of the particular partnership interest
__________________

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
Level 3 Valuation Techniques and Key Inputs:
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
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curves	•	swap yield curves	•	swap yield curves	•	swap yield curves
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)
Level 3	•	swap yield curves (2)	•	swap yield curves (2)	•	swap yield curves (2)	•	dividend yield curves (2)
	•	basis curves (2)	•	basis curves (2)	•	credit curves (2)	•	equity volatility (1), (2)
	•	repurchase rates	•	cross currency basis curves (2)	•	credit spreads	•	correlation between model inputs (1)
			•	currency correlation	•	repurchase rates
					•	independent non-binding broker quotations
__________________

(1)	Option-based only.

(2)	Extrapolation beyond the observable limits of the curve(s).

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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments, Long-term Debt, Long-term Debt of CSEs — FVO and Trading Liabilities.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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
Embedded Derivatives Within Asset and Liability Host Contracts
Level 3 Valuation Techniques and Key Inputs:
Direct and assumed guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curves, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curves and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, nonperformance risk and cost of capital for purposes of calculating the risk margin.
Reinsurance ceded on certain guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those described above in “— Direct and assumed guaranteed minimum benefits” and also include counterparty credit spreads.
Embedded derivatives within funds withheld related to certain ceded reinsurance
These embedded derivatives are principally valued using the income approach. The valuations are based on present value techniques, which utilize significant inputs that may include the swap yield curves and the fair value of assets within the reference portfolio. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include the fair value of certain assets within the reference portfolio which are not observable in the market and cannot be derived principally from, or corroborated by, observable market data.
Transfers between Levels
Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the period.
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2016, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2015, transfers between Levels 1 and 2 were not significant.
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

					June 30, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(269)	-	545	(12)	(65)	-	240	37	Decrease
			•	Offered quotes (5)	98	-	100	100	39	-	96	60	Increase
	•	Market pricing	•	Quoted prices (5)	—	-	884	132	—	-	385	125	Increase
	•	Consensus pricing	•	Offered quotes (5)	6	-	119	86	100	-	119	103	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	16	-	128	90	19	-	121	92	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	18	-	103	100	16	-	103	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	93	-	101	99	97	-	105	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	147	-	254		307	-	307		Increase (8)
			•	Repurchase rates (9)	(16)	-	3						Decrease (8)
Credit	•	Present value techniques	•	Credit spreads (10)	97	-	100		98	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	16%	-	35%		17%	-	36%		Increase (8)
			•	Correlation (13)	70%	-	70%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (14)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (14)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (15)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (15)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (15)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (16)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(17)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (18)
			•	Nonperformance risk spread	0.07%	-	0.72%		0.04%	-	0.52%		Decrease (19)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(7)
Ranges represent the rates across different yield curves and are presented in basis points. The swap yield curves are utilized among different types of derivatives to project cash flows, as well as to discount future cash flows to present value. Since this valuation methodology uses a range of inputs across a yield curve to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(8)	Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(9)	Ranges represent different repurchase rates utilized as components within the valuation methodology and are presented in basis points.

(10)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(11)	At both June 30, 2016 and December 31, 2015, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

(14)
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

(18)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(19)
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO, long-term debt and long-term debt of CSEs — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Trading and FVO Securities (2)
	(In millions)
Three Months Ended June 30, 2016
Balance, beginning of period	$8,229	$168	$4,379	$28	$163	$438	$25
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(2)	—	23	—	—	—	1
Total realized/unrealized gains (losses) included in AOCI	200	5	(12)	—	—	5	—
Purchases (5)	554	2	653	—	11	18	1
Sales (5)	(272)	—	(450)	—	—	(6)	(2)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	393	—	—	—	—	2	—
Transfers out of Level 3 (6)	(198)	—	(178)	—	(109)	(1)	(3)
Balance, end of period	$8,904	$175	$4,415	$28	$65	$456	$22
Three Months Ended June 30, 2015
Balance, beginning of period	$8,696	$—	$5,195	$—	$167	$225	$34
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	20	—	35	—	—	1	1
Total realized/unrealized gains (losses) included in AOCI	(261)	—	24	—	(1)	(4)	—
Purchases (5)	316	30	331	48	—	42	8
Sales (5)	(325)	—	(359)	—	(1)	(3)	(4)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	173	—	73	—	—	85	—
Transfers out of Level 3 (6)	(72)	—	(940)	—	—	(1)	(1)
Balance, end of period	$8,547	$30	$4,359	$48	$165	$345	$38
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$(2)	$—	$28	$—	$—	$—	$1
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (7)	$2	$—	$24	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)	Long-term Debt	Long-term Debt of CSEs - FVO	Trading Liabilities
	(In millions)
Three Months Ended June 30, 2016
Balance, beginning of period	$—	$392	$(33)	$(326)	$1,323	$(35)	$(12)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	1	102	(1,133)	33	—	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	38	—	—	—	—	—
Purchases (5)	—	71	—	—	209	—	—	—
Sales (5)	—	(4)	—	—	(49)	—	—	—
Issuances (5)	—	—	(1)	—	(2)	(11)	—	—
Settlements (5)	—	(11)	(4)	(49)	5	2	—	—
Transfers into Level 3 (6)	—	—	—	—	2	—	—	—
Transfers out of Level 3 (6)	—	—	—	—	(36)	—	—	—
Balance, end of period	$—	$449	$102	$(1,508)	$1,485	$(44)	$(12)	$—
Three Months Ended June 30, 2015
Balance, beginning of period	$880	$329	$2	$(184)	$1,725	$(30)	$(12)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	(2)	12	481	(26)	—	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	(10)	—	—	—	—	—
Purchases (5)	871	45	—	—	108	—	—	(4)
Sales (5)	(645)	(23)	—	—	(77)	—	—	—
Issuances (5)	—	—	(1)	—	—	—	—	—
Settlements (5)	—	(4)	2	(44)	(1)	5	—	—
Transfers into Level 3 (6)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(173)	—	—	—	(166)	—	—	—
Balance, end of period	$933	$345	$5	$253	$1,563	$(25)	$(12)	$(4)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$—	$1	$103	$(1,130)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (7)	$—	$(2)	$14	$486	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Trading and FVO Securities (2)
	(In millions)
Six Months Ended June 30, 2016
Balance, beginning of period	$8,282	$—	$4,416	$33	$275	$328	$29
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(23)	—	47	—	—	(23)	1
Total realized/unrealized gains (losses) included in AOCI	564	13	(41)	—	—	38	—
Purchases (5)	735	2	1,148	—	11	21	1
Sales (5)	(405)	—	(714)	—	(1)	(48)	(5)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	477	160	6	—	—	284	—
Transfers out of Level 3 (6)	(726)	—	(447)	(5)	(220)	(144)	(4)
Balance, end of period	$8,904	$175	$4,415	$28	$65	$456	$22
Six Months Ended June 30, 2015
Balance, beginning of period	$8,528	$—	$5,570	$—	$202	$215	$31
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	21	—	52	—	—	—	1
Total realized/unrealized gains (losses) included in AOCI	(286)	—	(19)	—	9	(4)	—
Purchases (5)	538	30	665	48	—	48	8
Sales (5)	(456)	—	(791)	—	—	(2)	(1)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	247	—	96	—	—	88	—
Transfers out of Level 3 (6)	(45)	—	(1,214)	—	(46)	—	(1)
Balance, end of period	$8,547	$30	$4,359	$48	$165	$345	$38
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$(25)	$—	$51	$—	$—	$(26)	$2
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (7)	$2	$—	$41	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)	Long-term Debt	Long-term Debt of CSEs - FVO	Trading Liabilities
	(In millions)
Six Months Ended June 30, 2016
Balance, beginning of period	$200	$314	$(23)	$186	$1,520	$(36)	$(11)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	11	100	(1,595)	62	—	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	43	—	—	—	—	—
Purchases (5)	—	149	6	—	225	—	—	—
Sales (5)	(198)	(8)	—	—	(191)	—	—	—
Issuances (5)	—	—	(1)	—	2	(11)	—	—
Settlements (5)	—	(17)	(23)	(99)	(4)	3	(1)	—
Transfers into Level 3 (6)	—	—	—	—	4	—	—	—
Transfers out of Level 3 (6)	(2)	—	—	—	(133)	—	—	—
Balance, end of period	$—	$449	$102	$(1,508)	$1,485	$(44)	$(12)	$—
Six Months Ended June 30, 2015
Balance, beginning of period	$230	$308	$6	$(67)	$1,615	$(35)	$(13)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	20	5	412	6	—	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	(5)	—	—	—	—	—
Purchases (5)	934	104	—	—	224	—	—	(4)
Sales (5)	(3)	(71)	—	—	(174)	—	—	—
Issuances (5)	—	—	—	—	1	—	—	—
Settlements (5)	—	(16)	(1)	(92)	(2)	10	1	—
Transfers into Level 3 (6)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(228)	—	—	—	(107)	—	—	—
Balance, end of period	$933	$345	$5	$253	$1,563	$(25)	$(12)	$(4)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (7)	$—	$11	$102	$(1,589)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2015 (7)	$—	$20	$5	$419	$—	$—	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of actively traded securities, FVO general account securities and FVO securities held by CSEs.

(3)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses), while changes in estimated fair value of residential mortgage loans — FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivatives gains (losses).

(4)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(5)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

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

(7)
Changes in unrealized gains (losses) included in net income (loss) relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

(8)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(9)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(10)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net investment gains (losses). Separate account assets and liabilities are presented net for the purposes of the rollforward.

Fair Value Option
The following table presents information for residential mortgage loans, which are accounted for under the FVO, and were initially measured at fair value.

	June 30, 2016	December 31, 2015
	(In millions)
Unpaid principal balance	$622	$436
Difference between estimated fair value and unpaid principal balance	(173)	(122)
Carrying value at estimated fair value	$449	$314
Loans in non-accrual status	$173	$122
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs - FVO
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In millions)
Contractual principal balance	$41	$82	$25	$24
Difference between estimated fair value and contractual principal balance	3	4	(13)	(13)
Carrying value at estimated fair value (1)	$44	$86	$12	$11
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.

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

	At June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$9	$93	$—	$1	$—	$4
Other limited partnership interests (2)	$59	$36	$(15)	$(9)	$(29)	$(19)
Other assets (3)	$—	$—	$(27)	$—	$(30)	$—
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including net asset value (“NAV”) data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both June 30, 2016 and 2015 were not significant.

(3)
During the three months and six months ended June 30, 2016, the Company recognized an impairment of computer software in connection with the sale of MetLife, Inc.’s U.S. Retail advisor force to Massachusetts Mutual Life Insurance Company (“MassMutual”). See Note 12.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$53,765	$—	$—	$56,166	$56,166
Policy loans	$8,053	$—	$329	$9,882	$10,211
Real estate joint ventures	$8	$—	$—	$44	$44
Other limited partnership interests	$391	$—	$—	$439	$439
Other invested assets	$2,369	$—	$2,171	$191	$2,362
Premiums, reinsurance and other receivables	$14,602	$—	$178	$15,504	$15,682
Liabilities
Policyholder account balances	$72,299	$—	$—	$75,239	$75,239
Long-term debt	$1,606	$—	$1,902	$—	$1,902
Other liabilities	$17,362	$—	$3,231	$14,405	$17,636
Separate account liabilities	$66,217	$—	$66,217	$—	$66,217

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$53,408	$—	$—	$54,969	$54,969
Policy loans	$8,134	$—	$330	$9,539	$9,869
Real estate joint ventures	$12	$—	$—	$39	$39
Other limited partnership interests	$467	$—	$—	$553	$553
Other invested assets	$2,372	$—	$2,197	$202	$2,399
Premiums, reinsurance and other receivables	$13,879	$—	$229	$14,610	$14,839
Liabilities
Policyholder account balances	$71,331	$—	$—	$73,506	$73,506
Long-term debt	$1,618	$—	$1,912	$—	$1,912
Other liabilities	$19,545	$—	$323	$19,882	$20,205
Separate account liabilities	$60,767	$—	$60,767	$—	$60,767
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
Valuations of instruments are based primarily on quoted prices in markets that are not active or using matrix pricing that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using discounted cash flow methodologies use standard market observable inputs including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, was as follows:

	Three Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,797	$1,427	$(72)	$(1,983)	$5,169
OCI before reclassifications	2,237	339	25	17	2,618
Deferred income tax benefit (expense)	(794)	(119)	(6)	(6)	(925)
AOCI before reclassifications, net of income tax	7,240	1,647	(53)	(1,972)	6,862
Amounts reclassified from AOCI	(291)	213	—	50	(28)
Deferred income tax benefit (expense)	102	(75)	—	(16)	11
Amounts reclassified from AOCI, net of income tax	(189)	138	—	34	(17)
Balance, end of period	$7,051	$1,785	$(53)	$(1,938)	$6,845

	Three Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,331	$1,502	$(27)	$(2,200)	$5,606
OCI before reclassifications	(3,263)	(294)	(63)	—	(3,620)
Deferred income tax benefit (expense)	1,144	103	24	—	1,271
AOCI before reclassifications, net of income tax	4,212	1,311	(66)	(2,200)	3,257
Amounts reclassified from AOCI	40	(266)	—	58	(168)
Deferred income tax benefit (expense)	(14)	93	—	(20)	59
Amounts reclassified from AOCI, net of income tax	26	(173)	—	38	(109)
Balance, end of period	$4,238	$1,138	$(66)	$(2,162)	$3,148

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Six Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,337	$1,436	$(74)	$(2,014)	$2,685
OCI before reclassifications	5,789	664	22	17	6,492
Deferred income tax benefit (expense)	(2,031)	(233)	(1)	(6)	(2,271)
AOCI before reclassifications, net of income tax	7,095	1,867	(53)	(2,003)	6,906
Amounts reclassified from AOCI	(69)	(126)	—	99	(96)
Deferred income tax benefit (expense)	25	44	—	(34)	35
Amounts reclassified from AOCI, net of income tax	(44)	(82)	—	65	(61)
Balance, end of period	$7,051	$1,785	$(53)	$(1,938)	$6,845

	Six Months Ended June 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,200	$1,073	$(3)	$(2,236)	$5,034
OCI before reclassifications	(3,098)	(155)	(96)	—	(3,349)
Deferred income tax benefit (expense)	1,087	54	33	—	1,174
AOCI before reclassifications, net of income tax	4,189	972	(66)	(2,236)	2,859
Amounts reclassified from AOCI	75	255	—	114	444
Deferred income tax benefit (expense)	(26)	(89)	—	(40)	(155)
Amounts reclassified from AOCI, net of income tax	49	166	—	74	289
Balance, end of period	$4,238	$1,138	$(66)	$(2,162)	$3,148
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$287	$24	$92	$74	Net investment gains (losses)
Net unrealized investment gains (losses)	9	15	11	40	Net investment income
Net unrealized investment gains (losses)	(5)	(79)	(34)	(189)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	291	(40)	69	(75)
Income tax (expense) benefit	(102)	14	(25)	26
Net unrealized investment gains (losses), net of income tax	189	(26)	44	(49)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	7	7	17	12	Net derivative gains (losses)
Interest rate swaps	3	4	6	6	Net investment income
Interest rate forwards	(1)	1	(1)	3	Net derivative gains (losses)
Interest rate forwards	1	—	2	1	Net investment income
Foreign currency swaps	(225)	255	100	(277)	Net derivative gains (losses)
Foreign currency swaps	(1)	(1)	(1)	(1)	Net investment income
Credit forwards	3	—	3	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(213)	266	126	(255)
Income tax (expense) benefit	75	(93)	(44)	89
Gains (losses) on cash flow hedges, net of income tax	(138)	173	82	(166)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(51)	(59)	(102)	(116)
Amortization of prior service (costs) credit	1	1	3	2
Amortization of defined benefit plan items, before income tax	(50)	(58)	(99)	(114)
Income tax (expense) benefit	16	20	34	40
Amortization of defined benefit plan items, net of income tax	(34)	(38)	(65)	(74)
Total reclassifications, net of income tax	$17	$109	$61	$(289)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Compensation	$564	$542	$1,110	$1,090
Pension, postretirement and postemployment benefit costs	71	62	158	116
Commissions	197	171	359	322
Volume-related costs	62	65	122	104
Affiliated expenses on ceded and assumed reinsurance	449	196	622	415
Capitalization of DAC	(111)	(117)	(226)	(229)
Amortization of DAC and VOBA	63	84	208	292
Interest expense on debt	28	33	56	65
Premium taxes, licenses and fees	87	99	183	187
Professional services	200	289	427	528
Rent and related expenses, net of sublease income	38	21	70	40
Other	25	(7)	(3)	(2)
Total other expenses	$1,673	$1,438	$3,086	$2,928
Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Note 12 for a discussion of affiliated expenses included in the table above.
10. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
The Company sponsors and administers various defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Participating affiliates are allocated an equitable share of net expense related to the plans, proportionate to other expenses being allocated to these affiliates.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Employee Benefit Plans (continued)

The components of net periodic benefit costs were as follows:

	Three Months Ended June 30,
	2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$53	$2	$54	$4
Interest costs	107	21	101	22
Curtailment costs (1)	—	(3)	—	—
Expected return on plan assets	(125)	(18)	(135)	(20)
Amortization of net actuarial (gains) losses	49	2	48	11
Amortization of prior service costs (credit)	—	(1)	—	(1)
Allocated to affiliates	(17)	7	(15)	(4)
Net periodic benefit costs (credit)	$67	$10	$53	$12

	Six Months Ended June 30,
	2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$106	$4	$108	$8
Interest costs	214	42	202	44
Curtailment costs (1)	—	27	—	—
Expected return on plan assets	(250)	(36)	(269)	(40)
Amortization of net actuarial (gains) losses	98	4	95	21
Amortization of prior service costs (credit)	—	(3)	—	(2)
Allocated to affiliates	(35)	(4)	(30)	(8)
Net periodic benefit costs (credit)	$133	$34	$106	$23
__________________

(1)	The Company recognized curtailment charges on certain postretirement benefit plans in connection with the sale of MetLife, Inc.’s U.S. Retail advisor force to MassMutual. See Note 12.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2016. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2016, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $445 million.
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
As reported in the 2015 Annual Report, Metropolitan Life Insurance Company received approximately 3,856 asbestos-related claims in 2015. During the six months ended June 30, 2016 and 2015, Metropolitan Life Insurance Company received approximately 2,348 and 2,022 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2016.
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
In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised Metropolitan Life Insurance Company that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA is requesting payment of an amount under $1 million from Metropolitan Life Insurance Company and such third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. In September 2012, the EPA, Metropolitan Life Insurance Company and the third party executed an Administrative Order on Consent under which Metropolitan Life Insurance Company and the third party have agreed to be responsible for certain environmental testing at the Chemform Site. The Company estimates that its costs for the environmental testing will not exceed $100,000. The September 2012 Administrative Order on Consent does not resolve the EPA’s claim for past clean-up costs. The EPA may seek additional costs if the environmental testing identifies issues. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
The fiduciary for the Union Carbide Employees’ Pension Plan alleged that Metropolitan Life Insurance Company, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. The parties have resolved this matter, and the court has dismissed the action.
Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of Metropolitan Life Insurance Company’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that Metropolitan Life Insurance Company remains liable for “market conduct claims” related to certain individual life insurance policies sold by Metropolitan Life Insurance Company that were subsequently transferred to Sun Life. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted Metropolitan Life Insurance Company’s motion for summary judgment. Both parties agreed to consider the indemnity claim through arbitration. In September 2010, Sun Life notified Metropolitan Life Insurance Company that a purported class action lawsuit was filed against Sun Life in Toronto alleging sales practices claims regarding the policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. On August 30, 2011, Sun Life notified Metropolitan Life Insurance Company that another purported class action lawsuit was filed against Sun Life in Vancouver, BC alleging sales practices claims regarding certain of the same policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. Sun Life contends that Metropolitan Life Insurance Company is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. These sales practices cases against Sun Life are ongoing, and the Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which Metropolitan Life Insurance Company has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order. One class member is seeking further review by the Illinois Supreme Court.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Martin v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by Metropolitan Life Insurance Company in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that Metropolitan Life Insurance Company has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted Metropolitan Life Insurance Company’s motion to dismiss. Plaintiffs have filed a notice appealing this ruling.
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
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on Metropolitan Life Insurance Company’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to Metropolitan Life Insurance Company’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. The Company intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion and $4.2 billion at June 30, 2016 and December 31, 2015, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.6 billion and $4.4 billion at June 30, 2016 and December 31, 2015, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $127 million, with a cumulative maximum of $405 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $5 million and $4 million at June 30, 2016 and December 31, 2015, respectively, for indemnities, guarantees and commitments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $513 million and $1.0 billion for the three months and six months ended June 30, 2016, respectively, and $527 million and $1.1 billion for the three months and six months ended June 30, 2015, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $35 million and $67 million for the three months and six months ended June 30, 2016, respectively, and $35 million and $69 million for the three months and six months ended June 30, 2015, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $38 million and $73 million for the three months and six months ended June 30, 2016, respectively, and $36 million and $76 million for the three months and six months ended June 30, 2015, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $414 million and $756 million for the three months and six months ended June 30, 2016, respectively, and $372 million and $742 million for the three months and six months ended June 30, 2015, respectively, and were reimbursed to the Company by these affiliates.
The Company had net receivables (payables) with affiliates, related to the items discussed above, of $60 million and ($282) million at June 30, 2016 and December 31, 2015, respectively.
See Notes 5 and 10 for additional information on related party transactions.
Sales Distribution Services
In July 2016, MetLife, Inc. completed the sale to MassMutual of MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. MassMutual assumed all of the liabilities related to such assets and that arise or occur after the closing of the sale.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife USA, First MetLife Investors Insurance Company, MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont and Metropolitan Tower Life Insurance Company, all of which are related parties.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Premiums
Reinsurance assumed	$198	$183	$381	$344
Reinsurance ceded	(8)	(4)	(21)	(19)
Net premiums	$190	$179	$360	$325
Universal life and investment-type product policy fees
Reinsurance assumed	$15	$14	$31	$26
Reinsurance ceded	(33)	(38)	(69)	(74)
Net universal life and investment-type product policy fees	$(18)	$(24)	$(38)	$(48)
Other revenues
Reinsurance assumed	$(10)	$(1)	$(14)	$—
Reinsurance ceded	151	150	286	312
Net other revenues	$141	$149	$272	$312
Policyholder benefits and claims
Reinsurance assumed	$191	$148	$335	$320
Reinsurance ceded	(24)	(23)	(38)	(51)
Net policyholder benefits and claims	$167	$125	$297	$269
Interest credited to policyholder account balances
Reinsurance assumed	$8	$7	$16	$16
Reinsurance ceded	(21)	(22)	(44)	(44)
Net interest credited to policyholder account balances	$(13)	$(15)	$(28)	$(28)
Other expenses
Reinsurance assumed	$382	$50	$447	$116
Reinsurance ceded	163	145	272	295
Net other expenses	$545	$195	$719	$411

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	June 30, 2016		December 31, 2015
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$273	$15,732	$280	$15,466
Deferred policy acquisition costs and value of business acquired	356	(226)	439	(193)
Total assets	$629	$15,506	$719	$15,273
Liabilities
Future policy benefits	$1,613	$(15)	$1,436	$(5)
Policyholder account balances	447	—	326	—
Other policy-related balances	192	41	187	43
Other liabilities	2,225	13,480	6,463	13,000
Total liabilities	$4,477	$13,506	$8,412	$13,038
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $25 million and $8 million at June 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($8) million and ($17) million for the three months and six months ended June 30, 2016, respectively, and $10 million and $9 million for the three months and six months ended June 30, 2015, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $1.0 billion and $712 million at June 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were $193 million and $308 million for the three months and six months ended June 30, 2016, respectively, and ($110) million and ($57) million for the three months and six months ended June 30, 2015, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $1.2 billion and $694 million at June 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivative were ($241) million and ($509) million for the three months and six months ended June 30, 2016, respectively, and $347 million and $260 million for the three months and six months ended June 30, 2015, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $268 million and $126 million at June 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($94) million and ($142) million for the three months and six months ended June 30, 2016, respectively, and $36 million and $12 million for the three months and six months ended June 30, 2015, respectively.
In April 2016, the Company recaptured risks related to certain single premium deferred annuity contracts from MetLife USA. As a result of this recapture, the significant effects to the Company were a decrease in investments and cash and cash equivalents of $4.3 billion and a decrease in DAC of $87 million, offset by a decrease in other liabilities of $4.0 billion. The Company recognized a loss of $95 million, net of income tax, as a result of this reinsurance termination.

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
This narrative analysis includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is our measure of segment performance. See “— Non-GAAP and Other Financial Disclosures” for definitions and a discussion of these measures, and “— Results of Operations” for reconciliations of non-GAAP measures to the most directly comparable GAAP measures.
Business
Overview
The Company is a provider of life insurance, annuities, employee benefits and asset management and is organized into three segments: Retail; Group, Voluntary & Worksite Benefits; and Corporate Benefit Funding. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information” for information on MetLife, Inc.’s announcement of its plan to pursue the separation of a substantial portion of its Retail segment, which is organized into two U.S. businesses, Life & Other and Annuities, as well as certain portions of its Corporate Benefit Funding segment and Corporate & Other (the “Separation”). Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability, including in connection with the planned Separation.
Other Key Information
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. MassMutual assumed all of the liabilities related to such assets and that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. Retail business will be the exclusive developer of certain annuity products to be issued by MassMutual.
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “— Regulatory Developments — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”

On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation and on July 21, 2016, MetLife, Inc. announced that the separated business will be rebranded as “Brighthouse Financial” after the Separation. The separated business would include a substantial portion of MetLife, Inc.’s Retail segment and certain portions of the Corporate Benefit Funding segment and Corporate & Other. MetLife, Inc. currently plans to include MetLife Insurance Company USA (“MetLife USA”), New England Life Insurance Company, First MetLife Investors Insurance Company, MetLife Advisers, LLC and certain captive reinsurance companies in the proposed separated business. MetLife is currently evaluating structural alternatives for the proposed Separation, including a public offering of shares in an independent, publicly traded company, a spin-off, or a sale. The completion of a public offering would depend on, among other things, the U.S. Securities and Exchange Commission (“SEC”) filing and review process, as well as market conditions. A Separation, depending on the specific form, would be subject to the satisfaction of various conditions and approvals, including, among other things, approval of any transaction by the MetLife, Inc. Board of Directors, satisfaction of any applicable requirements of the SEC, and receipt of insurance and other regulatory approvals and other anticipated conditions. MetLife expects that the life insurance closed block and the life and annuity business sold through Metropolitan Life Insurance Company will not be a part of the Separation. Metropolitan Life Insurance Company would no longer write new retail life and annuity business post-Separation.
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

NAIC
In December 2012, the National Association of Insurance Commissioners (“NAIC”) approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principle-based approach has been enacted into law by the required number of state legislatures and will become effective on January 1, 2017, initially applying to individual life insurance business on a prospective basis.
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
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, the Federal Reserve Board has issued an advance notice of proposed rulemaking but not yet finally determined the enhanced capital requirements that would apply to insurance non-bank SIFIs. If MetLife, Inc. were re-designated as a non-bank SIFI, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, if re-designated as a non-bank SIFI, MetLife, Inc. would need to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, would be subject to additional restrictions regarding its ability to merge. The Federal Reserve would also have the right to require any of our insurance companies, or insurance company affiliates, to take prompt action to correct any financial weaknesses.
Together with other large financial institutions and non-bank SIFIs, if MetLife, Inc. were re-designated as a non-bank SIFI, it would be subject to a number of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) requirements including responsibility to pay certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and savings and loan holding companies with assets of $50 billion or more, and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system.
Enhanced Prudential Standards for Non-Bank SIFIs
The Federal Reserve Board has indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, and recently issued a notice of proposed rulemaking addressing the governance, risk management and liquidity requirements it is proposing to apply to insurance company non-bank SIFIs. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc., were it to be re-designated as a non-bank SIFI, and its impact on us, remain unclear.

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
Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers
The IAIS, an association of insurance supervisors and regulators and a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability, is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. The IAIS/FSB process is separate from the U.S. FSOC designation process and MetLife, Inc. remains a G-SII in spite of the rescission of its U.S. non-bank SIFI designation on March 30, 2016. The global designation process is an annual process. Every three years, the IAIS evaluates whether updates to its assessment methodology are necessary.
Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively, and the BCR and HLA requirements are expected to be refined based on data confidentially submitted by certain G-SIIs to their group-wide supervisors until they are fully adopted and implemented in 2019. The IAIS published a new assessment methodology on June 16, 2016 which it proposes to use this year to assess a pool of approximately 50 insurers, and has requested data from MetLife, Inc. in order to perform an assessment under the new methodology. The new methodology reflects changes in the previous definitions of non-traditional and non-insurance activity, along with certain other changes in both quantitative and qualitative assessments. It is uncertain whether MetLife, Inc. will be designated a G-SII by the FSB under this new methodology.
In addition, on December 17, 2014, the IAIS released a first exposure draft of a risk-based global insurance capital standard (“ICS”) which will apply to all internationally active insurance groups, including G-SIIs. A second exposure draft was published for comment on July 19, 2016, with comments due in 90 days. The IAIS expects to publish a draft of an interim version of the ICS in 2017 for further consultation and refinement by the end of 2019, the target for implementation by individual jurisdictions. The date by which the ICS will be finalized has not yet been specified. The IAIS intends to request confidential reporting to supervisors as of the release of the interim draft of the ICS.

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
During the second quarter of 2016, we accelerated the annual review of our actuarial assumptions for the Retail variable annuities business in connection with the planned Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins. With respect to policyholder behavior, which was the significant update for this current period, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. As an example in 2012, we recorded a charge to reflect better than expected persistency; and in 2014, we recorded a charge as we began to reflect lower utilization of the elective annuitization option in early generations of our guaranteed minimum income benefit (“GMIBs”). All other annual actuarial assumptions, including for our Retail fixed annuity business, our Retail life business and for our other segments, will be reviewed in the third quarter of 2016 as part of our annual review of actuarial assumptions. See “— Results of Operations — Consolidated Results — Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015 — Actuarial Assumption Review” for further information.
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

Results of Operations
Consolidated Results
Business Overview. Overall sales increased slightly for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. For our Group, Voluntary & Worksite Benefits segment, sales for the current period were higher for our group products, but lower for voluntary products. Despite the decline in funding ratios for defined benefit pension plans of Standard & Poor’s Ratings Services (“S&P”) 500 companies, we experienced an increase in sales of pension risk transfers in our Corporate Benefit Funding segment. In our Retail segment, sales of both annuity and life products declined.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues
Premiums	$5,418	$5,065	$10,659	$10,203
Universal life and investment-type product policy fees	648	647	1,290	1,283
Net investment income	2,776	3,059	5,479	6,025
Other revenues	371	386	732	783
Net investment gains (losses)	309	(93)	73	132
Net derivative gains (losses)	(440)	(231)	(357)	269
Total revenues	9,082	8,833	17,876	18,695
Expenses
Policyholder benefits and claims and policyholder dividends	6,517	5,963	12,744	12,106
Interest credited to policyholder account balances	559	544	1,115	1,081
Capitalization of DAC	(111)	(117)	(226)	(229)
Amortization of DAC and VOBA	63	84	208	292
Interest expense on debt	28	33	56	65
Other expenses	1,693	1,438	3,048	2,800
Total expenses	8,749	7,945	16,945	16,115
Income (loss) before provision for income tax	333	888	931	2,580
Provision for income tax expense (benefit)	7	220	109	722
Net income (loss)	326	668	822	1,858
Less: Net income (loss) attributable to noncontrolling interests	(2)	6	(2)	7
Net income (loss) attributable to Metropolitan Life Insurance Company	$328	$662	$824	$1,851
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
During the three months ended June 30, 2016, income (loss) before provision for income tax decreased $555 million ($342 million, net of income tax) from the prior period primarily driven by unfavorable changes in operating earnings and net derivative gains (losses), partially offset by a favorable change in net investment gains (losses).
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
Net Derivative Gains (Losses). Direct, assumed and ceded variable annuity embedded derivatives, as well as the associated freestanding derivatives, are referred to as “VA program derivatives” in the following table. All other embedded derivatives and freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives” in the following table. The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Three Months Ended June 30,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$496	$(400)
Foreign currency exchange rate	142	(169)
Credit	4	(12)
Equity	—	—
Non-VA embedded derivatives	(319)	411
Total non-VA program derivatives	323	(170)
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	(179)	247
Nonperformance risk adjustment	179	(20)
Other risks	(1,044)	(22)
Total	(1,044)	205
Embedded derivatives-ceded reinsurance:
Market and other risks	247	(117)
Nonperformance risk adjustment	(54)	6
Total	193	(111)
Freestanding derivatives hedging direct and assumed embedded derivatives	88	(155)
Total VA program derivatives	(763)	(61)
Net derivative gains (losses)	$(440)	$(231)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $493 million ($320 million, net of income tax). This was primarily due to long-term interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive-fixed interest rate swaps and interest rate swaptions primarily hedging long duration liability portfolios. Additionally, the strengthening of the U.S. dollar relative to other key currencies favorably impacted foreign currency swaps that primarily hedge foreign denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
These favorable changes were partially offset by a change in the value of the underlying assets unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $702 million ($456 million, net of income tax). This was due to an unfavorable change of $841 million ($547 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by a favorable change of $139 million ($90 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing unfavorable change of $841 million ($547 million, net of income tax) was primarily driven by changes in market factors and other risks. The primary change in market factors was that long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and ceded variable annuity embedded derivatives and an unfavorable change in our direct and assumed embedded derivatives. For example, the 30-year U.S. swap rate decreased by 14% in the current period and increased by 23% in the prior period.
The primary changes in other risks are summarized as follows:

•	Updates to actuarial policyholder behavior assumptions within the valuation model. For details, see “— Actuarial Assumption Review.”

•	An increase in the risk margin adjustment, measuring policyholder behavior risks, which was also affected by the actuarial assumption update, along with market and interest rate changes, and

•	The partially offsetting impact of a combination of other factors, including reserve changes influenced by benefit features and actual policyholder behavior.
We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $199 million ($129 million, net of income tax) was primarily due to a favorable change of $194 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $5 million, before income tax, related to changes in our own credit spread. The unfavorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $60 million ($39 million, net of income tax) was due to an unfavorable change of $57 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and an unfavorable change of $3 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $402 million ($261 million, net of income tax) primarily reflects increased net gains on the transfer of fixed maturity securities to MetLife USA, related to the recapture of risks related to certain single premium deferred annuity contracts, and a favorable change in foreign currency transaction gains (losses) due to the impact of the prior period weakening of the U.S. dollar relative to other key currencies.
Actuarial Assumption Review. We annually review our long-term actuarial assumptions for policyholder behavior, market returns and other actuarial items. With respect to policyholder behavior, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. See “— Summary of Critical Accounting Estimates.”
During the current period, we accelerated the annual review of our actuarial assumptions for the Retail variable annuities business in connection with the planned Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins. With respect to policyholder behavior, because our GMIBs have a contractual ten-year waiting period prior to the policyholder being able to exercise its contractual options, we were only recently able to accumulate sufficient and credible data on the largest portions of our own block with respect to option exercises. Further, because of the unique features of our GMIBs, historically industry experience has been of limited utility in determining key behavioral assumptions for our products. However, the results of a recent industry study on policyholder behavior indicated that elective annuitizations were much lower than the industry has historically expected. The industry study, in combination with emerging experience on our own GMIB block, provided sufficient and credible data to support our changes to key policyholder behavior assumptions primarily relating to annuitization utilization as well as withdrawals, in our newer generation of GMIBs, which have an additional policyholder return of original purchase payment option not present in earlier generations of the product.
All other annual actuarial assumptions, including for our Retail fixed annuity business, our Retail life business and for our other segments, will be reviewed in the third quarter of 2016 as part of our annual review of actuarial assumptions.
Results for the current period include a $628 million ($408 million, net of income tax) non-cash charge associated with this review of assumptions related to reserves and DAC, of which a $799 million loss ($519 million, net of income tax) was recognized in net derivative gains (losses). Of the $628 million charge, $806 million ($524 million, net of income tax) was related to reserves and a benefit of $178 million ($116 million, net of income tax) was associated with DAC.
The $799 million loss recognized in net derivative gains (losses) associated with this review of assumptions was included within the other risks in embedded derivatives - direct and assumed guarantees and market and other risks in embedded derivatives - ceded reinsurance captions in the table above.

The significant impacts of the second quarter assumption review were on the variable annuity block of business and are summarized as follows:

•
Changes in policyholder behavior assumptions resulted in reserve increases, partially offset by favorable DAC amortization, resulting in a net charge of $460 million ($299 million, net of income tax). The policyholder behavior assumption changes included:

–	Lower utilization of the elective annuitization option on the guarantee riders on the contracts;

–	Lower election of the guaranteed principal option in certain of our GMIBs, which, if exercised, returns to the policyholder the original purchase payment amounts;

–	Adjusting the rate at which policyholders withdrew funds through systematic withdrawals; and

–	Higher policyholder persistency related to the portion of the business that will remain with the Company after the planned Separation, dependent on the amount a contract is in-the-money.

•
Changes in economic assumptions resulted in reserve increases and unfavorable DAC amortization resulting in a charge of $89 million ($58 million, net of income tax). These changes include reducing the long-term separate account return assumption from 7.25% to 7.00% (from 7.00% to 6.75% for GMIB’s invested in managed volatility funds), and reducing the projected ultimate 10-year treasury rate from 4.50% to 4.25%.

•	The remaining updates resulted in reserve increases from changes in risk margins, partially offset by favorable DAC, resulting in a charge of $79 million ($51 million, net of income tax).
Taxes. Income tax expense for the three months ended June 30, 2016 was $7 million, or 2% of income (loss) before provision for income tax, compared with $220 million, or 25% of income (loss) before provision for income tax, for the three months ended June 30, 2015. The Company’s effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings decreased $466 million, net of income tax, to $417 million, net of income tax, for the three months ended June 30, 2016 from $883 million, net of income tax, for the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
During the six months ended June 30, 2016, income (loss) before provision for income tax decreased $1.6 billion ($1.0 billion, net of income tax) from the prior period primarily driven by unfavorable changes in operating earnings, net derivative gains (losses) and net investment gains (losses).

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

	Six Months Ended June 30,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$1,083	$(130)
Foreign currency exchange rate	(60)	106
Credit	9	15
Equity	3	—
Non-VA embedded derivatives	(666)	300
Total non-VA program derivatives	369	291
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	(381)	222
Nonperformance risk adjustment	220	(4)
Other risks	(1,127)	(58)
Total	(1,288)	160
Embedded derivatives-ceded reinsurance:
Market and other risks	381	(60)
Nonperformance risk adjustment	(73)	3
Total	308	(57)
Freestanding derivatives hedging direct and assumed embedded derivatives	254	(125)
Total VA program derivatives	(726)	(22)
Net derivative gains (losses)	$(357)	$269
The favorable change in net derivative gains (losses) on non-VA program derivatives was $78 million ($51 million, net of income tax). This was primarily due to long-term interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive-fixed interest rate swaps, interest rate swaptions and interest rate floors primarily hedging long duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
This favorable change was partially offset by a change in the value of the underlying assets unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $704 million ($458 million, net of income tax). This was due to an unfavorable change of $852 million ($554 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by a favorable change of $148 million ($96 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The foregoing unfavorable change of $852 million ($554 million, net of income tax) was primarily driven by changes in market factors and other risks. The primary change in market factors was that long-term interest rates decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and ceded variable annuity embedded derivatives and an unfavorable change in our direct and assumed embedded derivatives. For example, the 30-year U.S. swap rate decreased by 30% in the current period and increased by 9% in the prior period.
The primary changes in other risks are summarized as follows:

•
Updates to actuarial policyholder behavior assumptions within the valuation model. For details, see “— Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015 — Actuarial Assumption Review.”

•	An increase in the risk margin adjustment, measuring policyholder behavior risks, which was also affected by the actuarial assumption update, along with market and interest rate changes,

•	A combination of other factors, including reserve changes influenced by benefit features and actual policyholder behavior.
We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $224 million ($146 million, net of income tax) was primarily due to a favorable change of $201 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $23 million, before income tax, related to changes in our own credit spread. The unfavorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $76 million ($49 million, net of income tax) was due to an unfavorable change of $59 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and an unfavorable change of $17 million, before income tax, related to changes in our own credit spread.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $59 million ($38 million, net of income tax) primarily reflects higher impairments on common stock, fixed maturity securities and other limited partnerships, partially offset by increased net gains on the transfer of fixed maturity securities to MetLife USA, related to the recapture of risks related to certain single premium deferred annuity contracts.
Actuarial Assumption Review. For the results of our 2016 actuarial assumption review, see “—Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015 — Actuarial Assumption Review.”
Taxes. Income tax expense for the six months ended June 30, 2016 was $109 million, or 12% of income (loss) before provision for income tax, compared with $722 million, or 28% of income (loss) before provision for income tax, for the six months ended June 30, 2015. The Company’s effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for low income housing.
Operating Earnings. Operating earnings decreased $632 million, net of income tax, to $1.1 billion, net of income tax, for the six months ended June 30, 2016 from $1.7 billion, net of income tax, for the six months ended June 30, 2015.

Reconciliation of net income (loss) to operating earnings
Three Months Ended June 30, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Net income (loss)	$(210)	$387	$365	$(216)	$326
Less: Net investment gains (losses)	266	9	64	(30)	309
Less: Net derivative gains (losses)	(656)	314	147	(245)	(440)
Less: Other adjustments to net income (1)	159	(43)	(38)	(87)	(9)
Less: Provision for income tax (expense) benefit	80	(98)	(61)	128	49
Operating earnings	$(59)	$205	$253	$18	$417
Three Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Net income (loss)	$205	$6	$237	$220	$668
Less: Net investment gains (losses)	(13)	6	(32)	(54)	(93)
Less: Net derivative gains (losses)	(184)	(267)	(111)	331	(231)
Less: Other adjustments to net income (1)	26	(42)	—	8	(8)
Less: Provision for income tax (expense) benefit	60	106	50	(99)	117
Operating earnings	$316	$203	$330	$34	$883
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Net income (loss)	$14	$679	$546	$(417)	$822
Less: Net investment gains (losses)	170	(37)	(23)	(37)	73
Less: Net derivative gains (losses)	(581)	607	185	(568)	(357)
Less: Other adjustments to net income (1)	148	(89)	(76)	(119)	(136)
Less: Provision for income tax (expense) benefit	92	(168)	(30)	253	147
Operating earnings	$185	$366	$490	$54	$1,095
Six Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Net income (loss)	$614	$326	$685	$233	$1,858
Less: Net investment gains (losses)	51	9	154	(82)	132
Less: Net derivative gains (losses)	95	(60)	(55)	289	269
Less: Other adjustments to net income (1)	(109)	(84)	(12)	5	(200)
Less: Provision for income tax (expense) benefit	(13)	47	(30)	(74)	(70)
Operating earnings	$590	$414	$628	$95	$1,727
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of revenues to operating revenues and expenses to operating expenses
Three Months Ended June 30, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,269	$4,881	$2,064	$(132)	$9,082
Less: Net investment gains (losses)	265	10	64	(30)	309
Less: Net derivative gains (losses)	(656)	314	147	(245)	(440)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(17)	(44)	(33)	(2)	(96)
Total operating revenues	$2,677	$4,601	$1,886	$145	$9,309
Total expenses	$2,620	$4,277	$1,503	$349	$8,749
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(235)	—	—	—	(235)
Less: Other adjustments to expenses (1)	60	—	5	83	148
Total operating expenses	$2,795	$4,277	$1,498	$266	$8,836
Three Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$2,578	$4,150	$1,596	$509	$8,833
Less: Net investment gains (losses)	(13)	6	(32)	(54)	(93)
Less: Net derivative gains (losses)	(184)	(267)	(111)	331	(231)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(28)	(41)	(10)	(1)	(80)
Total operating revenues	$2,803	$4,452	$1,749	$233	$9,237
Total expenses	$2,291	$4,130	$1,230	$294	$7,945
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(73)	—	—	—	(73)
Less: Other adjustments to expenses (1)	20	—	(12)	(7)	1
Total operating expenses	$2,344	$4,130	$1,242	$301	$8,017
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2016

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$4,867	$9,692	$3,625	$(308)	$17,876
Less: Net investment gains (losses)	170	(37)	(23)	(37)	73
Less: Net derivative gains (losses)	(581)	607	185	(568)	(357)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(43)	(89)	(64)	(7)	(203)
Total operating revenues	$5,321	$9,211	$3,527	$304	$18,363
Total expenses	$4,901	$8,629	$2,788	$627	$16,945
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(262)	—	—	—	(262)
Less: Other adjustments to expenses (1)	72	—	12	111	195
Total operating expenses	$5,091	$8,629	$2,776	$516	$17,012
Six Months Ended June 30, 2015

	Retail	Group, Voluntary & Worksite Benefits	Corporate Benefit Funding	Corporate & Other	Total
	(In millions)
Total revenues	$5,627	$8,787	$3,579	$702	$18,695
Less: Net investment gains (losses)	51	9	154	(82)	132
Less: Net derivative gains (losses)	95	(60)	(55)	289	269
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—	—
Less: Other adjustments to revenues (1)	(71)	(83)	(24)	(4)	(182)
Total operating revenues	$5,552	$8,921	$3,504	$499	$18,476
Total expenses	$4,736	$8,264	$2,528	$587	$16,115
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(7)	—	—	—	(7)
Less: Other adjustments to expenses (1)	45	—	(13)	(7)	25
Total operating expenses	$4,698	$8,264	$2,541	$594	$16,097
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$5,418	$5,065	$10,659	$10,203
Universal life and investment-type product policy fees	622	622	1,239	1,233
Net investment income	2,898	3,164	5,733	6,257
Other revenues	371	386	732	783
Total operating revenues	9,309	9,237	18,363	18,476
Operating expenses
Policyholder benefits and claims and policyholder dividends	6,477	5,949	12,686	12,076
Interest credited to policyholder account balances	560	543	1,116	1,079
Capitalization of DAC	(111)	(117)	(226)	(229)
Amortization of DAC and VOBA	273	164	444	299
Interest expense on debt	28	32	56	64
Other operating expenses	1,609	1,446	2,936	2,808
Total operating expenses	8,836	8,017	17,012	16,097
Provision for income tax expense (benefit)	56	337	256	652
Operating earnings	$417	$883	$1,095	$1,727
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were lower investment yields and the recapture of an assumed fixed annuity reinsurance agreement in the current period. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Business Growth. We benefited from higher sales and business growth in certain of our products. An increase in our investment portfolio from deposits in our Corporate Benefit Funding segment, positive net flows from our life businesses in our Retail segment and growth in premiums in our Group, Voluntary & Worksite Benefits segment generated higher net investment income. In our deferred annuities business, DAC amortization declined due to decreases in our in-force business. These increases were partially offset by an increase in interest credited expense. The changes in business growth discussed above resulted in an $18 million increase in operating earnings.
Market Factors. Market factors, including sustained low interest rates and volatile equity markets, continued to impact our investment yields and resulted in a $221 million decrease in operating earnings. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities, as proceeds from maturing investments were reinvested at lower yields. Additionally, investment yields decreased as a result of lower returns on private equities and real estate joint ventures. These unfavorable changes were partially offset by higher income on interest rate derivatives.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $34 million decrease in operating earnings and was primarily due to unfavorable mortality, primarily in our Retail and Corporate Benefit Funding segments. The impact of our annual Retail variable annuity actuarial assumption review, which occurred in the current period, resulted in a net operating earnings decrease of $31 million and was primarily related to unfavorable DAC unlockings. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $61 million decrease in operating earnings, primarily in our Retail segment. In addition, earnings declined $247 million as a result of the recapture of an assumed fixed annuity reinsurance agreement in the current period.

Expenses and Taxes. Operating earnings increased due to a decline in expenses of $87 million, mainly the result of lower employee-related costs. The Company’s effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for investments in low income housing. In the current period, the Company realized additional tax benefits of $20 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in operating earnings were lower investment yields and the recapture of an assumed fixed annuity reinsurance agreement in the current period. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Business Growth. We benefited from higher sales and business growth in certain of our products. An increase in our investment portfolio from deposits in our Corporate Benefit Funding segment, positive net flows from our life businesses in our Retail segment and growth in premiums in our Group, Voluntary & Worksite Benefits segment generated higher net investment income. This was partially offset by the related increase in interest credited expense. The changes in business growth discussed above resulted in a $31 million increase in operating earnings.
Market Factors. Market factors, including sustained low interest rates and volatile equity markets, continued to impact our investment yields and resulted in a $447 million decrease in operating earnings. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities, as proceeds from maturing investments were reinvested at lower yields. Additionally, investment yields decreased as a result of lower returns on private equities, hedge funds, real estate joint ventures and alternative investments. These unfavorable changes were partially offset by higher income on interest rate derivatives.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Underwriting was mixed and did not have a significant impact on operating earnings as favorable mortality in our Group, Voluntary & Worksite Benefits segments, was offset by unfavorable morbidity in our Group, Voluntary & Worksite Benefits segment and unfavorable mortality in our Corporate Benefit Funding segment. The impact of our annual Retail variable annuity actuarial assumption review, which occurred in the current period, resulted in a net operating earnings decrease of $31 million and was primarily related to unfavorable DAC unlockings. Refinements to DAC and certain insurance-related and other liabilities, which were recorded in both periods, resulted in a $92 million decrease in operating earnings, primarily in our Retail and Group, Voluntary & Worksite Benefits segments. In addition, earnings declined $247 million as a result of the recapture of an assumed fixed annuity reinsurance agreement in the current period.
Expenses and Taxes. Operating earnings increased due to a decline in expenses of $114 million, mainly the result of lower employee-related costs and lower costs associated with corporate initiatives and projects. The Company’s effective tax rates differ from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits for investments in low income housing. In the current period, the Company realized additional tax benefits of $37 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.

Segment Results and Corporate & Other
Retail
Business Overview. Retail annuity sales decreased 12% mainly as a result of lower variable annuity sales due to the sales suspension by a major distributor this year, partially offset by higher indexed annuity sales. Life sales decreased 10% driven by declines in term, variable and universal life products. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have declined due to market performance along with the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. While net flows are still negative, we are seeing improvements in surrenders and withdrawals, as well as increases in sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$1,027	$1,027	$2,018	$2,010
Universal life and investment-type product policy fees	375	388	742	767
Net investment income	1,247	1,346	2,499	2,690
Other revenues	28	42	62	85
Total operating revenues	2,677	2,803	5,321	5,552
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,694	1,558	3,286	3,214
Interest credited to policyholder account balances	235	239	467	474
Capitalization of DAC	(107)	(109)	(218)	(211)
Amortization of DAC and VOBA	264	151	424	272
Interest expense on debt	1	1	3	2
Other operating expenses	708	504	1,129	947
Total operating expenses	2,795	2,344	5,091	4,698
Provision for income tax expense (benefit)	(59)	143	45	264
Operating earnings	$(59)	$316	$185	$590
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $9 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows which resulted in higher net investment income. In our deferred annuities business, DAC amortization declined due to decreases in our in-force business.
Market Factors. A $92 million decrease in operating earnings was attributable to market factors, including sustained low interest rates and volatile equity markets. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities as proceeds from maturing investments were reinvested at lower yields. Lower returns on private equities and real estate joint ventures also decreased operating earnings, partially offset by an increase in prepayment fees. In the deferred annuity business, operating earnings declined due to lower asset-based fee income, as average separate account balances decreased, and DAC amortization increased.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable mortality in our traditional life, universal life and income annuities businesses resulted in a decrease of $26 million in operating earnings. The impact of our annual Retail variable annuity actuarial assumption review, which occurred in the current period, resulted in a net operating earnings decrease of $31 million and was primarily related to unfavorable DAC unlockings. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a decrease in operating earnings of $46 million, which includes a current period reserve adjustment resulting from modeling improvements in the reserving process in our universal life business. In addition, earnings declined $247 million as a result of the recapture of an assumed fixed annuity reinsurance agreement in the current period.
Expenses. Operating earnings increased due to a decline in expenses of $53 million, mainly the result of lower employee-related costs and information technology expenses.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A $24 million increase in operating earnings was attributable to business growth. Our life businesses had positive net flows which resulted in higher net investment income. Operating earnings also increased due to slightly higher fees, as average separate account balances grew. In addition, in our deferred annuities business, DAC amortization declined due to decreases in our in-force business.
Market Factors. A $183 million decrease in operating earnings was attributable to market factors, including sustained low interest rates and volatile equity markets. The sustained low interest rate environment resulted in a decline in net investment income on our fixed maturity securities as proceeds from maturing investments were reinvested at lower yields. Lower returns on private equities, hedge funds and alternative investments, in addition to lower income on interest rate derivatives, also decreased operating earnings. In the deferred annuity business, operating earnings declined due to lower asset-based fee income, as average separate account balances decreased and DAC amortization increased.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable morbidity experience in our individual disability income business resulted in an $8 million increase in operating earnings. The impact of our annual Retail variable annuity actuarial assumption review, which occurred in the current period, resulted in a net operating earnings decrease of $31 million and was primarily related to unfavorable DAC unlockings. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a decrease in operating earnings of $52 million, which includes a current period reserve adjustment resulting from modeling improvements in the reserving process in our universal life business. In addition, earnings declined $247 million as a result of the recapture of an assumed fixed annuity reinsurance agreement in the current period.
Expenses. Operating earnings increased due to a decline in expenses of $74 million, mainly the result of lower employee-related costs and information technology expenses.

Group, Voluntary & Worksite Benefits
Business Overview. Premiums increased for most of our businesses as a result of a steadily improving and stabilizing U.S. labor market. Our dental and vision businesses generated premium growth due to sales and rate actions. In addition, we had strong persistency levels. New sales and increased enrollment in our voluntary businesses, as well as strong persistency in our life businesses, also furthered premium growth. In addition, the impact of experience adjustments on our term life participating contracts increased premiums; however, changes in premiums for these contracts were almost entirely offset by the related changes in policyholder benefits. Current period sales were up in our group products, and lower in our voluntary products, relative to the prior period. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$3,847	$3,696	$7,718	$7,407
Universal life and investment-type product policy fees	197	183	382	371
Net investment income	443	462	880	921
Other revenues	114	111	231	222
Total operating revenues	4,601	4,452	9,211	8,921
Operating expenses
Policyholder benefits and claims and policyholder dividends	3,665	3,519	7,381	7,054
Interest credited to policyholder account balances	37	38	74	75
Capitalization of DAC	(2)	(3)	(4)	(7)
Amortization of DAC and VOBA	5	7	11	16
Interest expense on debt	—	—	1	—
Other operating expenses	572	569	1,166	1,126
Total operating expenses	4,277	4,130	8,629	8,264
Provision for income tax expense (benefit)	119	119	216	243
Operating earnings	$205	$203	$366	$414
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Growth in premiums, partially offset by a decrease in allocated equity, resulted in higher average invested assets, improving operating earnings. However, consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts increased. In addition, an increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $21 million.
Market Factors. Investment yields decreased as a result of the impact of the sustained low interest rate environment on our fixed maturity securities and lower returns on private equities, partially offset by higher income on interest rate derivatives. The decrease in investment yields was slightly offset by the impact of lower crediting rates in the current period, which resulted in a net decrease in operating earnings of $21 million.
Underwriting. Favorable claims experience in our dental business combined with favorable morbidity in our voluntary products was offset by unfavorable claims experience in our disability business. The favorable claims experience in our dental business was due to favorable reserve development coupled with lower utilization. Favorable mortality in our term life business, mainly due to favorable claims experience, was significantly offset by less favorable claims experience in our universal life business, which resulted in a slight increase in operating earnings.

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Growth in premiums, partially offset by a decrease in allocated equity, resulted in higher average invested assets, improving operating earnings. However, consistent with the growth in average invested assets from increased premiums, primarily in our long-term care business, interest credited on long-duration contracts increased. In addition, an increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $13 million.
Market Factors. Investment yields decreased as a result of lower returns on alternative investments, private equities and hedge funds. In addition, the sustained low interest rate environment drove lower investment yields on our fixed maturity securities, which were partially offset by higher income on interest rate derivatives. The decrease in investment yields was slightly offset by the impact of lower crediting rates in the current period, which resulted in a net decrease in operating earnings of $40 million.
Underwriting and Other Insurance Adjustments. Unfavorable claims experience in our disability, dental and long-term care businesses were partially offset by favorable claims experience in our voluntary business and resulted in a $44 million decrease in operating earnings. The unfavorable claims experience in our dental business was due to less favorable reserve development along with higher utilization. Favorable mortality in the current period, mainly due to favorable claims experience in our life business, resulted in a $51 million increase in operating earnings. Refinements to certain insurance and other liabilities, which were recorded in the prior period, resulted in a $27 million decrease in operating earnings.
Corporate Benefit Funding
Business Overview. Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2016, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. Despite the decline in funding ratios for defined benefit pension plans of S&P 500 companies, higher pension risk transfers resulted in an increase in premiums over the prior period. Changes in premiums for these businesses were almost entirely offset by the related changes in policyholder benefits and claims.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$516	$315	$861	$730
Universal life and investment-type product policy fees	50	51	115	95
Net investment income	1,248	1,305	2,409	2,530
Other revenues	72	78	142	149
Total operating revenues	1,886	1,749	3,527	3,504
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,102	847	1,975	1,764
Interest credited to policyholder account balances	288	266	575	530
Capitalization of DAC	(1)	(4)	(1)	(10)
Amortization of DAC and VOBA	4	6	9	11
Interest expense on debt	2	2	4	3
Other operating expenses	103	125	214	243
Total operating expenses	1,498	1,242	2,776	2,541
Provision for income tax expense (benefit)	135	177	261	335
Operating earnings	$253	$330	$490	$628

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of higher current period deposits and increases in allocated equity resulted in higher invested assets, which drove an increase in net investment income. This increase was offset by an increase in interest credited expense.
Market Factors. A $58 million decrease in operating earnings was attributable to market factors, including volatile equity markets and sustained low interest rates. Investment yields decreased as a result of the impact of the sustained low interest rate environment on fixed maturity securities, lower returns on private equities and real estate joint ventures, as well as the favorable impact of a conversion of the securities accounting system in the prior period. Additionally, lower investment earnings on our securities lending program resulted from the impact of a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. These unfavorable changes were partially offset by higher income on interest rate derivatives. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month London Interbank Offered Rate (“LIBOR”) and, as a result, a higher average interest credited rate drove an increase in interest credited expense.
Underwriting and Other Insurance Adjustments. Less favorable mortality from our income annuity business and specialized life insurance products resulted in a $13 million decrease in operating earnings. The net impact of insurance liability refinements that were recorded in both periods decreased operating earnings by $15 million.
Expenses. Lower employee-related costs coupled with annual premium and other tax adjustments increased operating earnings by $13 million.
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of current period deposits and increases in allocated equity resulted in higher invested assets, which drove an increase in net investment income. This was partially offset by the related increase in interest credited expense and resulted in an $11 million increase in operating earnings.
Market Factors. A $129 million decrease in operating earnings was attributable to market factors, including volatile equity markets and sustained low interest rates. Investment yields decreased as a result of the impact of the sustained low interest rate environment on fixed maturity securities, lower returns on private equities, hedge funds and real estate joint ventures, as well as the favorable impact of a conversion of the securities accounting system in the prior period. Additionally, lower investment earnings on our securities lending program resulted from the impact of a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates. These unfavorable changes were partially offset by higher income on interest rate derivatives. In addition, higher average interest credited rates drove an increase in interest credited expense.
Underwriting and Other Insurance Adjustments. Less favorable mortality from our specialized life insurance products and pension risk transfer business resulted in a $17 million decrease in operating earnings. The net impact of insurance liability refinements that were recorded in both periods decreased operating earnings by $13 million.
Expenses. Lower employee-related costs coupled with annual premium and other tax adjustments increased operating earnings by $13 million.

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$28	$27	$62	$56
Net investment income	(40)	51	(55)	116
Other revenues	157	155	297	327
Total operating revenues	145	233	304	499
Operating expenses
Policyholder benefits and claims and policyholder dividends	16	25	44	44
Capitalization of DAC	(1)	(1)	(3)	(1)
Interest expense on debt	25	29	48	59
Other operating expenses	226	248	427	492
Total operating expenses	266	301	516	594
Provision for income tax expense (benefit)	(139)	(102)	(266)	(190)
Operating earnings	$18	$34	$54	$95
The table below presents operating earnings by source, net of income tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)

Net investment income	$(26)	$33	$(36)	$75
Interest expense on debt	(16)	(19)	(31)	(39)
Corporate initiatives and projects	(10)	(23)	(14)	(42)
Incremental tax benefit	97	78	192	157
Other	(27)	(35)	(57)	(56)
Operating earnings	$18	$34	$54	$95
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Net Investment Income. A $59 million decrease in net investment income was driven by lower returns on real estate joint ventures and alternative investments. Additionally, net investment income decreased as a result of lower average invested assets. These decreases were partially offset by higher income on interest rate derivatives.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $13 million, primarily due to lower relocation costs, severance and consulting expenses associated with certain enterprise-wide initiatives.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The $19 million increase in tax benefit is mainly due to higher utilization of tax preferenced items.
Other. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Net Investment Income. A $111 million decrease in net investment income was driven by lower returns on real estate joint ventures, alternative investments and trading securities. Additionally, net investment income decreased as a result of lower average invested assets. These decreases were partially offset by higher income on interest rate derivatives.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $28 million, primarily due to lower relocation costs, severance and consulting expenses associated with certain enterprise-wide initiatives.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The $35 million increase in tax benefit is mainly due to higher utilization of tax preferenced items.
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

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	operating revenues	(i)	revenues
(ii)	operating expenses	(ii)	expenses
(iii)	operating earnings	(iii)	net income (loss)
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

The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

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

The following additional adjustments are made to expenses, in the line items indicated, in calculating operating expenses:

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2015 Annual Report; (ii) Part II, Item 1, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016; and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2015 Annual Report, Metropolitan Life Insurance Company received approximately 3,856 asbestos-related claims in 2015. During the six months ended June 30, 2016 and 2015, Metropolitan Life Insurance Company received approximately 2,348 and 2,022 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2016.
Other Litigation
McGuire v. Metropolitan Life Insurance Company (E.D. Mich., filed February 22, 2012)
The fiduciary for the Union Carbide Employees’ Pension Plan alleged that Metropolitan Life Insurance Company, which issued annuity contracts to fund some of the benefits the Plan provides, engaged in transactions that ERISA prohibits and violated duties under ERISA and federal common law by determining that no dividends were payable with respect to the contracts from and after 1999. The parties have resolved this matter, and the court has dismissed the action.
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which Metropolitan Life Insurance Company has agreed to pay up to $23 million to resolve claims as to fax ads sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order. One class member is seeking further review by the Illinois Supreme Court.
Martin v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by Metropolitan Life Insurance Company in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that Metropolitan Life Insurance Company has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted Metropolitan Life Insurance Company’s motion to dismiss. Plaintiffs have filed a notice appealing this ruling.

Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on Metropolitan Life Insurance Company’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to Metropolitan Life Insurance Company’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. The Company intends to defend this action vigorously.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2015 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “First Quarter 2016 Report”). Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report.
Economic Environment and Capital Markets-Related Risks
The following updates and replaces in its entirety the risk factor entitled “If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations” included in the 2015 Annual Report.
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

At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. Events following the U.K.’s referendum on June 23, 2016 and the uncertainties associated with its potential withdrawal from the EU have contributed to market volatility. Such events and uncertainties, combined with foreign exchange risks, could contribute to weakening gross domestic product growth, primarily in the U.K. and Europe. The magnitude and longevity of the potential negative economic impacts would depend on the detailed agreements reached by the U.K. and EU as a result of the exit negotiations and negotiations regarding trade and other arrangements. Additionally, weakness in the energy and metals and mining sectors and concerns about the political and/or economic stability of countries in regions outside the EU, including China, Ukraine, Russia, Brazil, Japan, Turkey, Jordan and Lebanon, as well as Puerto Rico, have contributed to global market volatility. Concerns about global economic conditions, capital markets and the solvency of certain EU member states, their banking systems and the financial institutions that have significant direct or indirect exposure to debt issued by these countries or their respective banking systems, have also been a cause of elevated levels of market volatility. This market volatility has affected the performance of various asset classes at various times, and it could continue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” in the 2015 Annual Report. Any of these factors could have significant adverse effects on the economy and financial markets generally.
To the extent these uncertain financial market conditions persist, our revenues and net investment income are likely to remain under pressure. Similarly, sustained periods of low interest rates could cause our profit margins to erode. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” in the 2015 Annual Report. Also, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees, capital maintenance obligations and/or collateral requirements associated with our affiliated reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility, which may also increase the cost and limit the availability of the hedging instruments and other protective measures we take to mitigate such risk.
We are a significant writer of variable insurance products and certain other products issued through separate accounts. The account values of these products decrease as a result of declining equity markets. Lower interest rates generally increase account values in the near term, but may result in lower returns in fixed income options in the future. Decreases in account values reduce certain fees generated by these products, cause the amortization of DAC to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to affiliated captive reinsurers.
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
Difficult conditions in the global capital markets and the economy may continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” in the 2015 Annual Report, as amended or supplemented by the First Quarter 2016 Report, and “Risk Factors — Risks Related to Our Business — Competitive Factors May Adversely Affect Our Market Share and Profitability” in the 2015 Annual Report.
Regulatory and Legal Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Regulation of MetLife, Inc. as a Non-Bank SIFI or as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations” included in the 2015 Annual Report, as amended or supplemented by such information in the First Quarter 2016 Report. There have been no other material changes to such risk factor.

Potential Regulation of MetLife, Inc. as a Non-Bank SIFI or Regulation as Systemically Important Under Other Regulations Proposed by National or International Authorities Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC filed a notice of appeal of the D.C. District Court’s order.
If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. However, many of the regulatory requirements that would apply to MetLife, Inc. as a non-bank SIFI if it were again so designated have not been finalized. Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, the Federal Reserve Board has issued an advance notice of proposed rulemaking but not yet finally determined the enhanced capital requirements that would apply to insurance company non-bank SIFIs. If MetLife, Inc. were re-designated as a non-bank SIFI, our business and competitive position could be materially and adversely affected by any requirement of the Federal Reserve Board requiring insurers that are non-bank SIFIs to comply with capital standards or regimes that do not take into account the insurance business model and the differences between banks and insurers. Enhanced capital requirements could adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. We could have to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether.
The Federal Reserve Board previously implemented stress testing requirements for non-bank SIFIs that will apply once capital standards are adopted. It has also indicated that it plans to apply enhanced prudential standards to non-bank SIFIs by rule or order, and recently issued a notice of proposed rulemaking addressing the governance, risk management and liquidity requirements it is proposing to apply to insurance company non-bank SIFIs. Accordingly, the manner in which these proposed standards might apply to MetLife, Inc., were it to be re-designated as a non-bank SIFI, and its impact on us, remain unclear.
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

Global Systemically Important Insurers
In the wake of the financial crisis, national and international authorities have proposed measures intended to increase the intensity of regulation of large financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. For example, the IAIS is participating in the FSB’s initiative to identify and manage global systemically important financial institutions. To this end, the IAIS published a methodology to assess the systemic relevance of global insurers and a framework of policy measures to be applied to G-SIIs and, on this basis, the FSB again so designated MetLife, Inc. in 2015. G-SII designation is an annual process, and the IAIS published revised assessment methodology in June 2016. While the regulatory standards that would apply to G-SIIs are still being developed, they will include enhanced capital standards and supervision and other additional requirements that would not apply to companies that are not G-SIIs. The IAIS proposals would need to be implemented at the consolidated group level by legislation or regulation in each applicable jurisdiction. As MetLife, Inc. is no longer a U.S. non-bank SIFI and, therefore, has no consolidated group regulator, the impact on MetLife, Inc. of such proposals is uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers,” as well as “Business — Regulation — Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” included in the 2015 Annual Report.
General Risks
The following updates and replaces in its entirety the risk factor entitled “We May Be Unable to Attract and Retain Sales Representatives for Our Products” included in the 2015 Annual Report.
We May Experience Difficulty in Marketing and Distributing Products Through Our Distribution Channels
Following completion in July 2016 of the sale of MetLife’s U.S. Retail advisor force and certain assets associated with the MetLife Premier Client Group, including MetLife’s affiliated broker-dealer, MetLife Securities, Inc., we distribute our products through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
When our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.

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
Date: August 11, 2016

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