Form 10-Q
period 2016-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2016-11-09
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 9, 2016, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2016 (Unaudited) and December 31, 2015 and for the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited))	4
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:	8
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	10
	Note 3 — Insurance	17
	Note 4 — Deferred Policy Acquisition Costs and Value of Business Acquired	19
	Note 5 — Closed Block	19
	Note 6 — Investments	22
	Note 7 — Derivatives	36
	Note 8 — Fair Value	49
	Note 9 — Equity	71
	Note 10 — Other Expenses	74
	Note 11 — Employee Benefit Plans	74
	Note 12 — Contingencies, Commitments and Guarantees	76
	Note 13 — Related Party Transactions	83
	Note 14 — Subsequent Event	86
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	87
Item 4.	Controls and Procedures	112

Part II — Other Information
Item 1.	Legal Proceedings	113
Item 1A.	Risk Factors	115
Item 6.	Exhibits	117

Signatures		118

Exhibit Index		E - 1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MLIC. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate fee income and market-related revenue and finance statutory reserve requirements and may require us to pledge collateral or make payments related to declines in value of specified assets, including assets supporting risks ceded to certain affiliated captive reinsurers or hedging arrangements associated with those risks; (3) exposure to global financial and capital market risks, including as a result of the pending withdrawal of the United Kingdom from the European Union, other disruption in Europe and possible withdrawal of one or more countries from the Euro zone; (4) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (5) numerous rulemaking initiatives required or permitted by the Dodd-Frank Wall Street Reform and Consumer Protection Act which may impact how we conduct our business, including those compelling the liquidation of certain financial institutions; (6) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from (a) business acquisitions and integrating and managing the growth of such acquired businesses, (b) dispositions of businesses via sale, initial public offering, spin-off or otherwise, including failure to achieve projected operational benefit from such transactions; (c) entry into joint ventures, or (d) legal entity reorganizations; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) investment losses and defaults, and changes to investment valuations; (11) changes in assumptions related to investment valuations, deferred policy acquisition costs, deferred sales inducements, value of business acquired or goodwill; (12) impairments of goodwill and realized losses or market value impairments to illiquid assets; (13) defaults on our mortgage loans; (14) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (15) fluctuations in foreign currency exchange rates; (16) downgrades in our claims paying ability, financial strength or credit ratings, or MetLife, Inc.’s credit ratings; (17) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (18) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (19) differences between actual claims experience and underwriting and reserving assumptions; (20) ineffectiveness of MetLife’s risk management policies and procedures; (21) catastrophe losses; (22) increasing cost and limited market capacity for statutory life insurance reserve financings; (23) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors, and for personnel; (24) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (25) changes in accounting standards, practices and/or policies; (26) increased expenses relating to pension and postretirement benefit plans for employees and retirees of MetLife, as well as health care and other employee benefits; (27) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (28) difficulties in marketing and distributing products through our distribution channels; (29) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (30) any failure to protect the confidentiality of client information; (31) the effectiveness of MetLife’s programs and practices in avoiding giving associates incentives to take excessive risks; and (32) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $169,798 and $168,361, respectively; includes $0 and $103, respectively, relating to variable interest entities)	$186,645	$175,686
Equity securities available-for-sale, at estimated fair value (cost: $1,841 and $1,985, respectively)	1,907	1,949
Trading and fair value option securities, at estimated fair value (includes $0 and $404, respectively, of actively traded securities; and $9 and $13, respectively, relating to variable interest entities)	23	431
Mortgage loans (net of valuation allowances of $256 and $257, respectively; includes $481 and $314, respectively, under the fair value option)	55,238	53,722
Policy loans	8,048	8,134
Real estate and real estate joint ventures (includes $492 and $0, respectively, relating to variable interest entities; includes $33 and $42, respectively, of real estate held-for-sale)	6,556	6,008
Other limited partnership interests (includes $15 and $27, respectively, relating to variable interest entities)	3,943	4,088
Short-term investments, principally at estimated fair value	5,734	5,595
Other invested assets (includes $31 and $43, respectively, relating to variable interest entities)	19,869	16,869
Total investments	287,963	272,482
Cash and cash equivalents, principally at estimated fair value (includes $0 and $1, respectively, relating to variable interest entities)	4,176	4,651
Accrued investment income (includes $0 and $1, respectively, relating to variable interest entities)	2,278	2,250
Premiums, reinsurance and other receivables (includes $5 and $2, respectively, relating to variable interest entities)	26,339	23,722
Deferred policy acquisition costs and value of business acquired	5,529	6,043
Current income tax recoverable	—	36
Other assets (includes $3 and $3, respectively, relating to variable interest entities)	4,455	4,397
Separate account assets	144,162	135,939
Total assets	$474,902	$449,520
Liabilities and Equity
Liabilities
Future policy benefits	$123,356	$118,914
Policyholder account balances	98,125	94,420
Other policy-related balances	7,404	7,201
Policyholder dividends payable	666	624
Policyholder dividend obligation	3,352	1,783
Payables for collateral under securities loaned and other transactions	23,635	21,937
Short-term debt	100	100
Long-term debt (includes $12 and $61, respectively, at estimated fair value, relating to variable interest entities)	1,661	1,715
Current income tax payable	65	—
Deferred income tax liability	4,856	2,888
Other liabilities (includes $0 and $2, respectively, relating to variable interest entities)	34,529	32,755
Separate account liabilities	144,162	135,939
Total liabilities	441,911	418,276
Contingencies, Commitments and Guarantees (Note 12)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,375	14,444
Retained earnings	11,599	13,738
Accumulated other comprehensive income (loss)	6,852	2,685
Total Metropolitan Life Insurance Company stockholder’s equity	32,831	30,872
Noncontrolling interests	160	372
Total equity	32,991	31,244
Total liabilities and equity	$474,902	$449,520
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Premiums	$6,142	$6,260	$16,801	$16,463
Universal life and investment-type product policy fees	638	642	1,928	1,925
Net investment income	2,870	2,797	8,349	8,822
Other revenues	389	383	1,121	1,166
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(4)	(18)	(66)	(24)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(5)	8	(9)	(3)
Other net investment gains (losses)	51	142	190	291
Total net investment gains (losses)	42	132	115	264
Net derivative gains (losses)	(205)	558	(562)	827
Total revenues	9,876	10,772	27,752	29,467
Expenses
Policyholder benefits and claims	6,897	6,897	19,019	18,395
Interest credited to policyholder account balances	560	547	1,675	1,628
Policyholder dividends	302	332	924	940
Other expenses	1,364	1,861	4,450	4,789
Total expenses	9,123	9,637	26,068	25,752
Income (loss) before provision for income tax	753	1,135	1,684	3,715
Provision for income tax expense (benefit)	123	867	232	1,589
Net income (loss)	630	268	1,452	2,126
Less: Net income (loss) attributable to noncontrolling interests	(7)	(8)	(9)	(1)
Net income (loss) attributable to Metropolitan Life Insurance Company	$637	$276	$1,461	$2,127
Comprehensive income (loss)	$637	$936	$5,619	$908
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(7)	(8)	(9)	(1)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$644	$944	$5,628	$909
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$5	$14,444	$13,738	$2,685	$30,872	$372	$31,244
Capital contributions from MetLife, Inc.		4			4		4
Returns of capital		(62)			(62)		(62)
Tax deficiencies related to stock-based compensation		(11)			(11)		(11)
Dividends paid to MetLife, Inc.			(3,600)		(3,600)		(3,600)
Change in equity of noncontrolling interests					—	(203)	(203)
Net income (loss)			1,461		1,461	(9)	1,452
Other comprehensive income (loss), net of income tax				4,167	4,167		4,167
Balance at September 30, 2016	$5	$14,375	$11,599	$6,852	$32,831	$160	$32,991

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$5	$14,448	$12,470	$5,034	$31,957	$392	$32,349
Capital contributions from MetLife, Inc.		3			3		3
Returns of capital		—			—		—
Excess tax benefits related to stock-based compensation		2			2		2
Dividends paid to MetLife, Inc.			(600)		(600)		(600)
Change in equity of noncontrolling interests					—	(8)	(8)
Net income (loss)			2,127		2,127	(1)	2,126
Other comprehensive income (loss), net of income tax				(1,218)	(1,218)		(1,218)
Balance at September 30, 2015	$5	$14,453	$13,997	$3,816	$32,271	$383	$32,654
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$3,625	$3,128
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	53,466	61,813
Equity securities	798	273
Mortgage loans	9,008	8,554
Real estate and real estate joint ventures	353	1,295
Other limited partnership interests	618	558
Purchases of:
Fixed maturity securities	(53,863)	(53,554)
Equity securities	(703)	(323)
Mortgage loans	(11,010)	(11,082)
Real estate and real estate joint ventures	(1,125)	(559)
Other limited partnership interests	(589)	(474)
Cash received in connection with freestanding derivatives	1,165	932
Cash paid in connection with freestanding derivatives	(1,589)	(589)
Net change in policy loans	86	(32)
Net change in short-term investments	(128)	(3,664)
Net change in other invested assets	(316)	(193)
Net change in property, equipment and leasehold improvements	(154)	(149)
Net cash provided by (used in) investing activities	(3,983)	2,806
Cash flows from financing activities
Policyholder account balances:
Deposits	46,119	45,992
Withdrawals	(44,175)	(48,144)
Net change in payables for collateral under securities loaned and other transactions	1,698	(1,807)
Long-term debt issued	11	14
Long-term debt repaid	(55)	(156)
Dividends paid to MetLife, Inc.	(3,600)	(600)
Returns of capital	(62)	—
Other, net	(53)	(149)
Net cash provided by (used in) financing activities	(117)	(4,850)
Change in cash and cash equivalents	(475)	1,084
Cash and cash equivalents, beginning of period	4,651	1,993
Cash and cash equivalents, end of period	$4,176	$3,077
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$71	$77
Income tax	$596	$1,139
Non-cash transactions:
Capital contributions from MetLife, Inc.	$4	$3
Fixed maturity securities received in connection with pension risk transfer transactions	$985	$903
Transfer of fixed maturity securities to affiliates	$3,435	$—
Transfer of mortgage loans to affiliates	$375	$—
Deconsolidation of real estate joint venture:
Reduction of real estate and real estate joint ventures	$339	$—
Reduction of noncontrolling interests	$339	$—
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a provider of life insurance, annuities, employee benefits and asset management. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). In anticipation of MetLife, Inc.’s plan to separate a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”), in the third quarter of 2016, the Company reorganized its businesses into two segments: U.S. and MetLife Holdings. See Note 2 for further information on the reorganization of the Company’s segments in the third quarter of 2016, which was applied retrospectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncement
Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decisionmaker or service provider are variable interests in a VIE, and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. The consolidated VIE assets and liabilities and unconsolidated VIE carrying amounts and maximum exposure to loss as of September 30, 2016, disclosed in Note 6, reflect the application of the new guidance.
Future Adoption of New Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on consolidation evaluation for entities under common control (Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control). The new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decisionmaker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets (ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a modified retrospective basis. Early adoption is permitted in the first interim or annual reporting period. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Also, the guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted in any interim or annual period. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The guidance also requires enhanced disclosures. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
2. Segment Information
In anticipation of the Separation, in the third quarter of 2016, the Company reorganized its businesses into two segments: U.S. and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. These changes were applied retrospectively and did not have an impact on total consolidated net income (loss) or operating earnings in the prior periods.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. Additionally, on July 21, 2016, MetLife, Inc. announced that following the Separation, the separated business will be rebranded as “Brighthouse Financial.” On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). The information statement filed as an exhibit to the Form 10, disclosed that MetLife, Inc. intends to include MetLife Insurance Company USA (“MetLife USA”), New England Life Insurance Company (“NELICO”), a wholly-owned subsidiary of Metropolitan Life Insurance Company, First MetLife Investors Insurance Company (“First MetLife”), MetLife Advisers, LLC and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock.
The ultimate form and timing of the Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. The Separation remains subject to certain conditions, including among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, and an SEC declaration of the effectiveness of the Form 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

U.S.
The U.S. segment offers a broad range of protection products and services aimed at serving the financial needs of customers throughout their lives. These products are sold to corporations and their respective employees, other institutions and their respective members, as well as individuals. The U.S. segment is organized into two businesses: Group Benefits and Retirement and Income Solutions.

•
The Group Benefits business offers insurance products and services which include life, dental, group short- and long-term disability, individual disability, accidental death and dismemberment, critical illness, vision and accident & health coverages, as well as prepaid legal plans. This business also sells administrative services-only arrangements to some employers.

•
The Retirement and Income Solutions business offers a broad range of annuity and investment products, including guaranteed interest contracts and other stable value products, income annuities and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This business also includes structured settlements and certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.

MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses no longer actively marketed by the Company in the U.S. These products and businesses include variable life, universal life, term life, whole life, variable annuities, fixed annuities and index-linked annuities. The MetLife Holdings segment also includes the Company’s discontinued long-term care businesses.
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including enterprise-wide strategic initiative restructuring charges and various start-up businesses (including the investment management business through which the Company offers fee-based investment management services to institutional clients, as well as the direct to consumer portion of the U.S. Direct business). Corporate & Other also includes the Company’s ancillary international operations, the businesses of the Company that MetLife, Inc. plans to separate and include in Brighthouse Financial and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
Financial Measures and Segment Accounting Policies
Operating earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of operating earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of the Company’s performance and facilitates comparisons to industry results.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.
The financial measures of operating revenues and operating expenses focus on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and divested businesses and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”); and

•
Net investment income: (i) includes investment hedge adjustments which represent earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method and (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

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
The tax impact of the adjustments mentioned above are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, net income (loss) or operating earnings.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2016	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,036	$1,091	$15	$6,142	$—	$6,142
Universal life and investment-type product policy fees	244	310	58	612	26	638
Net investment income	1,554	1,463	(7)	3,010	(140)	2,870
Other revenues	188	46	155	389	—	389
Net investment gains (losses)	—	—	—	—	42	42
Net derivative gains (losses)	—	—	—	—	(205)	(205)
Total revenues	7,022	2,910	221	10,153	(277)	9,876
Expenses
Policyholder benefits and claims and policyholder dividends	5,281	1,814	29	7,124	75	7,199
Interest credited to policyholder account balances	322	230	9	561	(1)	560
Capitalization of DAC	(17)	(44)	2	(59)	—	(59)
Amortization of DAC and VOBA	14	217	10	241	(29)	212
Interest expense on debt	2	2	24	28	—	28
Other expenses	668	341	163	1,172	11	1,183
Total expenses	6,270	2,560	237	9,067	56	9,123
Provision for income tax expense (benefit)	269	109	(139)	239	(116)	123
Operating earnings	$483	$241	$123	847
Adjustments to:
Total revenues				(277)
Total expenses				(56)
Provision for income tax (expense) benefit				116
Net income (loss)				$630		$630

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2015	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,134	$1,111	$15	$6,260	$—	$6,260
Universal life and investment-type product policy fees	232	320	65	617	25	642
Net investment income	1,482	1,482	(58)	2,906	(109)	2,797
Other revenues	180	26	177	383	—	383
Net investment gains (losses)	—	—	—	—	132	132
Net derivative gains (losses)	—	—	—	—	558	558
Total revenues	7,028	2,939	199	10,166	606	10,772
Expenses
Policyholder benefits and claims and policyholder dividends	5,379	1,841	27	7,247	(18)	7,229
Interest credited to policyholder account balances	303	233	9	545	2	547
Capitalization of DAC	(14)	(100)	(3)	(117)	—	(117)
Amortization of DAC and VOBA	15	169	20	204	99	303
Interest expense on debt	1	—	30	31	—	31
Other expenses	661	408	564	1,633	11	1,644
Total expenses	6,345	2,551	647	9,543	94	9,637
Provision for income tax expense (benefit)	247	117	324	688	179	867
Operating earnings	$436	$271	$(772)	(65)
Adjustments to:
Total revenues				606
Total expenses				(94)
Provision for income tax (expense) benefit				(179)
Net income (loss)				$268		$268

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2016	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$13,451	$3,303	$47	$16,801	$—	$16,801
Universal life and investment-type product policy fees	741	928	182	1,851	77	1,928
Net investment income	4,518	4,260	(35)	8,743	(394)	8,349
Other revenues	561	98	462	1,121	—	1,121
Net investment gains (losses)	—	—	—	—	115	115
Net derivative gains (losses)	—	—	—	—	(562)	(562)
Total revenues	19,271	8,589	656	28,516	(764)	27,752
Expenses
Policyholder benefits and claims and policyholder dividends	14,232	5,475	103	19,810	133	19,943
Interest credited to policyholder account balances	964	687	26	1,677	(2)	1,675
Capitalization of DAC	(43)	(239)	(3)	(285)	—	(285)
Amortization of DAC and VOBA	43	591	51	685	(265)	420
Interest expense on debt	7	5	72	84	—	84
Other expenses	2,057	1,439	612	4,108	123	4,231
Total expenses	17,260	7,958	861	26,079	(11)	26,068
Provision for income tax expense (benefit)	720	178	(403)	495	(263)	232
Operating earnings	$1,291	$453	$198	1,942
Adjustments to:
Total revenues				(764)
Total expenses				11
Provision for income tax (expense) benefit				263
Net income (loss)				$1,452		$1,452

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2015	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$13,080	$3,331	$52	$16,463	$—	$16,463
Universal life and investment-type product policy fees	699	960	191	1,850	75	1,925
Net investment income	4,590	4,488	85	9,163	(341)	8,822
Other revenues	550	100	516	1,166	—	1,166
Net investment gains (losses)	—	—	—	—	264	264
Net derivative gains (losses)	—	—	—	—	827	827
Total revenues	18,919	8,879	844	28,642	825	29,467
Expenses
Policyholder benefits and claims and policyholder dividends	13,858	5,365	100	19,323	12	19,335
Interest credited to policyholder account balances	902	696	26	1,624	4	1,628
Capitalization of DAC	(50)	(291)	(5)	(346)	—	(346)
Amortization of DAC and VOBA	46	410	47	503	92	595
Interest expense on debt	4	3	88	95	1	96
Other expenses	2,029	1,328	1,084	4,441	3	4,444
Total expenses	16,789	7,511	1,340	25,640	112	25,752
Provision for income tax expense (benefit)	764	432	144	1,340	249	1,589
Operating earnings	$1,366	$936	$(640)	1,662
Adjustments to:
Total revenues				825
Total expenses				(112)
Provision for income tax (expense) benefit				(249)
Net income (loss)				$2,126		$2,126
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2016	December 31, 2015
	(In millions)
U.S.	$252,095	$231,653
MetLife Holdings	183,986	178,734
Corporate & Other	38,821	39,133
Total	$474,902	$449,520

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

3. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	September 30, 2016	December 31, 2015
	(In millions)
U.S.	$125,762	$119,806
MetLife Holdings	100,706	98,346
Corporate & Other	2,417	2,383
Total	$228,885	$220,535
See Note 13 for discussion of affiliated reinsurance liabilities included in the table above.
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	September 30, 2016				December 31, 2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2)	$60,910		$28,123		$59,858		$27,648
Separate account value	$49,162		$26,964		$48,216		$26,530
Net amount at risk	$1,243	(3)	$727	(4)	$1,698	(3)	$379	(4)
Average attained age of contractholders	66 years		64 years		65 years		63 years
Other Annuity Guarantees:
Total account value (2)	N/A		$404		N/A		$406
Net amount at risk	N/A		$143	(5)	N/A		$144	(5)
Average attained age of contractholders	N/A		57 years		N/A		56 years

	September 30, 2016		December 31, 2015
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (2)	$8,223	$1,022	$8,166	$1,052
Net amount at risk (6)	$73,785	$7,270	$75,994	$7,658
Average attained age of policyholders	55 years	61 years	55 years	61 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

4. Deferred Policy Acquisition Costs and Value of Business Acquired
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	September 30, 2016	December 31, 2015
	(In millions)
U.S.	$418	$418
MetLife Holdings	4,550	5,000
Corporate & Other	561	625
Total	$5,529	$6,043
5. Closed Block
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2016	December 31, 2015
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,840	$41,278
Other policy-related balances	256	249
Policyholder dividends payable	506	468
Policyholder dividend obligation	3,352	1,783
Current income tax payable	8	—
Other liabilities	601	380
Total closed block liabilities	45,563	44,158
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	29,194	27,556
Equity securities available-for-sale, at estimated fair value	107	111
Mortgage loans	5,739	6,022
Policy loans	4,553	4,642
Real estate and real estate joint ventures	672	462
Other invested assets	1,233	1,066
Total investments	41,498	39,859
Cash and cash equivalents	72	236
Accrued investment income	482	474
Premiums, reinsurance and other receivables	65	56
Current income tax recoverable	—	11
Deferred income tax assets	195	234
Total assets designated to the closed block	42,312	40,870
Excess of closed block liabilities over assets designated to the closed block	3,251	3,288
Amounts included in accumulated other comprehensive income (loss) (“AOCI”)
Unrealized investment gains (losses), net of income tax	2,452	1,382
Unrealized gains (losses) on derivatives, net of income tax	88	76
Allocated to policyholder dividend obligation, net of income tax	(2,179)	(1,159)
Total amounts included in AOCI	361	299
Maximum future earnings to be recognized from closed block assets and liabilities	$3,612	$3,587
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$1,783	$3,155
Change in unrealized investment and derivative gains (losses)	1,569	(1,372)
Balance, end of period	$3,352	$1,783

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Revenues
Premiums	$436	$447	$1,297	$1,334
Net investment income	486	487	1,435	1,500
Net investment gains (losses)	(3)	(9)	(19)	(8)
Net derivative gains (losses)	4	13	(3)	25
Total revenues	923	938	2,710	2,851
Expenses
Policyholder benefits and claims	619	635	1,861	1,886
Policyholder dividends	232	273	723	757
Other expenses	33	36	100	109
Total expenses	884	944	2,684	2,752
Revenues, net of expenses before provision for income tax expense (benefit)	39	(6)	26	99
Provision for income tax expense (benefit)	13	(1)	8	36
Revenues, net of expenses and provision for income tax expense (benefit)	$26	$(5)	$18	$63
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

	September 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$56,531	$6,548	$361	$—	$62,718	$59,305	$3,763	$1,511	$—	$61,557
U.S. government and agency	36,365	5,985	9	—	42,341	36,183	3,638	128	—	39,693
Foreign corporate	26,263	1,710	870	—	27,103	27,218	1,005	1,427	1	26,795
RMBS (1)	26,177	1,262	211	(6)	27,234	23,195	1,008	252	36	23,915
State and political subdivision	6,314	1,586	1	1	7,898	6,070	935	29	2	6,974
CMBS	5,486	339	34	—	5,791	6,547	114	82	—	6,579
ABS	8,343	46	82	—	8,307	6,665	40	138	—	6,567
Foreign government	4,319	974	40	—	5,253	3,178	536	108	—	3,606
Total fixed maturity securities	$169,798	$18,450	$1,608	$(5)	$186,645	$168,361	$11,039	$3,675	$39	$175,686
Equity securities:
Common stock	$1,272	$80	$12	$—	$1,340	$1,298	$46	$101	$—	$1,243
Non-redeemable preferred stock	569	36	38	—	567	687	59	40	—	706
Total equity securities	$1,841	$116	$50	$—	$1,907	$1,985	$105	$141	$—	$1,949
__________________

(1)
The noncredit loss component of other-than-temporary impairment (“OTTI”) losses for RMBS was in an unrealized gain position of $6 million at September 30, 2016 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $38 million and $3 million with unrealized gains (losses) of ($2) million and less than $1 million at September 30, 2016 and December 31, 2015, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$6,763	$37,857	$31,864	$53,308	$40,006	$169,798
Estimated fair value	$6,770	$39,660	$33,892	$64,991	$41,332	$186,645

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.
Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position at:

	September 30, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$2,257	$71	$3,046	$290	$17,480	$1,078	$2,469	$433
U.S. government and agency	2,568	9	—	—	11,683	125	248	3
Foreign corporate	2,640	167	4,832	703	8,823	669	4,049	759
RMBS	3,170	80	2,162	125	6,065	158	1,769	130
State and political subdivision	87	1	13	1	767	26	15	5
CMBS	222	1	426	33	2,266	42	509	40
ABS	1,039	9	2,172	73	3,211	54	1,817	84
Foreign government	114	3	445	37	961	91	87	17
Total fixed maturity securities	$12,097	$341	$13,096	$1,262	$51,256	$2,243	$10,963	$1,471
Equity securities:
Common stock	$62	$11	$5	$1	$182	$99	$19	$2
Non-redeemable preferred stock	37	3	117	35	56	2	132	38
Total equity securities	$99	$14	$122	$36	$238	$101	$151	$40
Total number of securities in an unrealized loss position	1,189		1,169		4,167		807
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2016. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $2.1 billion during the nine months ended September 30, 2016 to $1.6 billion. The decrease in gross unrealized losses for the nine months ended September 30, 2016 was primarily attributable to a decrease in interest rates and, to a lesser extent, narrowing credit spreads.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

At September 30, 2016, $239 million of the total $1.6 billion of gross unrealized losses were from 56 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $239 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $140 million, or 59%, were related to gross unrealized losses on 24 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $239 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $99 million, or 41%, were related to gross unrealized losses on 32 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities decreased $91 million during the nine months ended September 30, 2016 to $50 million. Of the $50 million, $32 million were from six securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $32 million, 66% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$33,286	60.3%	$33,440	62.3%
Agricultural	12,369	22.4	11,663	21.7
Residential	9,358	16.9	8,562	15.9
Subtotal (1)	55,013	99.6	53,665	99.9
Valuation allowances	(256)	(0.5)	(257)	(0.5)
Subtotal mortgage loans, net	54,757	99.1	53,408	99.4
Residential — FVO	481	0.9	314	0.6
Total mortgage loans, net	$55,238	100.0%	$53,722	100.0%
__________________

(1)
Purchases of mortgage loans were $732 million and $1.9 billion for the three months and nine months ended September 30, 2016, respectively, and $821 million and $3.0 billion for the three months and nine months ended September 30, 2015, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential — FVO is presented in Note 8. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2016
Commercial	$—	$—	$—	$12	$12	$33,274	$165	$12
Agricultural	12	10	1	39	38	12,321	36	47
Residential	—	—	—	235	215	9,143	54	215
Total	$12	$10	$1	$286	$265	$54,738	$255	$274
December 31, 2015
Commercial	$—	$—	$—	$57	$57	$33,383	$165	$57
Agricultural	45	43	3	22	21	11,599	34	61
Residential	—	—	—	141	131	8,431	55	131
Total	$45	$43	$3	$220	$209	$53,413	$254	$249
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $12 million, $48 million and $202 million, respectively, for the three months ended September 30, 2016; and $34 million, $52 million and $174 million, respectively, for the nine months ended September 30, 2016.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $118 million, $58 million and $96 million, respectively, for the three months ended September 30, 2015; and $136 million, $59 million and $72 million, respectively, for the nine months ended September 30, 2015.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2016				2015
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$165	$37	$55	$257	$182	$35	$41	$258
Provision (release)	—	2	11	13	(4)	2	26	24
Charge-offs, net of recoveries	—	(2)	(12)	(14)	(12)	—	(14)	(26)
Balance, end of period	$165	$37	$54	$256	$166	$37	$53	$256

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2016
Loan-to-value ratios:
Less than 65%	$30,025	$743	$474	$31,242	93.9%	$32,512	94.0%
65% to 75%	1,493	31	277	1,801	5.4	1,826	5.3
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	118	38	87	243	0.7	261	0.7
Total	$31,636	$812	$838	$33,286	100%	$34,599	100%
December 31, 2015
Loan-to-value ratios:
Less than 65%	$28,828	$909	$408	$30,145	90.2%	$30,996	90.5%
65% to 75%	2,550	138	61	2,749	8.2	2,730	8.0
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	208	115	223	546	1.6	519	1.5
Total	$31,586	$1,162	$692	$33,440	100%	$34,245	100%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$11,878	96.0%	$10,975	94.1%
65% to 75%	424	3.4	609	5.2
76% to 80%	20	0.2	21	0.2
Greater than 80%	47	0.4	58	0.5
Total	$12,369	100.0%	$11,663	100.0%
The estimated fair value of agricultural mortgage loans was $12.7 billion and $11.9 billion at September 30, 2016 and December 31, 2015, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$9,056	96.8%	$8,261	96.5%
Nonperforming	302	3.2	301	3.5
Total	$9,358	100.0%	$8,562	100.0%
The estimated fair value of residential mortgage loans was $9.8 billion and $8.8 billion at September 30, 2016 and December 31, 2015, respectively.
Past Due and Interest Accrual Status of Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2016 and December 31, 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and accrual status of mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
Commercial	$—	$—	$—	$—
Agricultural	144	103	39	46
Residential	302	301	302	301
Total	$446	$404	$341	$347
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months and nine months ended September 30, 2016 and 2015, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.8 billion and $3.9 billion at September 30, 2016 and December 31, 2015, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2016	December 31, 2015
	(In millions)
Fixed maturity securities	$16,779	$7,331
Fixed maturity securities with noncredit OTTI losses included in AOCI	5	(39)
Total fixed maturity securities	16,784	7,292
Equity securities	144	27
Derivatives	2,684	2,208
Other	170	137
Subtotal	19,782	9,664
Amounts allocated from:
Future policy benefits	(1,668)	(7)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	—
DAC, VOBA and DSI	(964)	(572)
Policyholder dividend obligation	(3,352)	(1,783)
Subtotal	(5,985)	(2,362)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(1)	14
Deferred income tax benefit (expense)	(4,802)	(2,542)
Net unrealized investment gains (losses)	8,994	4,774
Net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$8,993	$4,773
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	(In millions)
Balance, beginning of period	$(39)	$(66)
Noncredit OTTI losses and subsequent changes recognized	9	5
Securities sold with previous noncredit OTTI loss	26	105
Subsequent changes in estimated fair value	9	(83)
Balance, end of period (1)	$5	$(39)
__________________

(1)
The noncredit loss component of OTTI losses was in an unrealized gain position of $5 million at September 30, 2016 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2016
(In millions)
Balance, beginning of period	$4,773
Fixed maturity securities on which noncredit OTTI losses have been recognized	44
Unrealized investment gains (losses) during the period	10,074
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,661)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)
DAC, VOBA and DSI	(392)
Policyholder dividend obligation	(1,569)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(15)
Deferred income tax benefit (expense)	(2,260)
Net unrealized investment gains (losses)	8,993
Net unrealized investment gains (losses) attributable to noncontrolling interests	—
Balance, end of period	$8,993
Change in net unrealized investment gains (losses)	$4,220
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$4,220
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2016 and December 31, 2015.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2016	December 31, 2015
	(In millions)
Securities on loan: (1)
Amortized cost	$15,009	$16,257
Estimated fair value	$17,308	$17,700
Cash collateral on deposit from counterparties (2)	$17,770	$18,053
Security collateral on deposit from counterparties (3)	$45	$22
Reinvestment portfolio — estimated fair value	$17,977	$18,138
__________________

(1)	Included within fixed maturity securities, cash equivalents and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2016				December 31, 2015
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$4,933	$6,439	$6,347	$17,719	$6,260	$7,421	$4,303	$17,984
All other securities	—	46	5	51	1	47	21	69
Total	$4,933	$6,485	$6,352	$17,770	$6,261	$7,468	$4,324	$18,053
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2016 was $4.8 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
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

	September 30, 2016	December 31, 2015
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,417	$1,245
Invested assets pledged as collateral (1)	21,832	19,011
Total invested assets on deposit and pledged as collateral	$23,249	$20,256
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report) and derivative transactions (see Note 7).

See “— Securities Lending” for information regarding securities on loan and Note 5 for information regarding investments designated to the closed block.
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
6. Investments (continued)

Consolidated VIEs
Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$492	$—	$—	$—
Fixed maturity securities (2)	—	—	104	50
Other investments (3)	63	12	89	13
Total	$555	$12	$193	$63
__________________

(1)
The Company consolidates certain affiliated real estate joint ventures. At September 30, 2016, the Company and its affiliates invested $428 million and $64 million, respectively, in these affiliated real estate joint ventures.

(2)
The Company consolidated certain fixed maturity securities purchased in an investment structure which was partially funded with affiliated long-term debt. These investments were sold in June 2016. The long-term debt bore interest primarily at variable rates, payable on a bi-annual basis.

(3)
Other investments is primarily comprised of other invested assets and other limited partnership interests. The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both September 30, 2016 and December 31, 2015.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$41,332	$41,332	$37,061	$37,061
U.S. and foreign corporate	1,657	1,657	1,593	1,593
Other limited partnership interests	3,384	5,575	2,874	3,672
Other invested assets	2,022	2,604	1,564	2,116
Real estate joint ventures	85	110	31	44
Total	$48,480	$51,278	$43,123	$44,486
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $151 million and $179 million at September 30, 2016 and December 31, 2015, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset backed securities issued by trusts that do not have substantial equity.
As described in Note 12, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the nine months ended September 30, 2016 and 2015.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$1,907	$1,918	$5,803	$5,992
Equity securities	19	21	65	64
Trading and FVO securities — Actively traded and FVO general account securities (1)	—	(39)	3	(21)
Mortgage loans	630	623	1,930	1,871
Policy loans	104	105	311	324
Real estate and real estate joint ventures	159	190	366	599
Other limited partnership interests	154	169	274	485
Cash, cash equivalents and short-term investments	10	5	31	17
Operating joint venture	2	—	7	6
Other	67	25	133	154
Subtotal	3,052	3,017	8,923	9,491
Less: Investment expenses	182	220	574	670
Subtotal, net	2,870	2,797	8,349	8,821
FVO CSEs — interest income:
Securities	—	—	—	1
Subtotal	—	—	—	1
Net investment income	$2,870	$2,797	$8,349	$8,822
__________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective periods included in net investment income were less than $1 million for both the three months and nine months ended September 30, 2016, and ($39) million and ($47) million for the three months and nine months ended September 30, 2015, respectively.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$(9)	$—	$(12)
Industrial	—	—	(58)	—
Communications	—	—	(3)	—
Total U.S. and foreign corporate securities	—	(9)	(61)	(12)
State and political subdivision	—	(1)	—	(1)
RMBS	(9)	—	(14)	(14)
OTTI losses on fixed maturity securities recognized in earnings	(9)	(10)	(75)	(27)
Fixed maturity securities — net gains (losses) on sales and disposals	61	(65)	268	50
Total gains (losses) on fixed maturity securities	52	(75)	193	23
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(5)	(6)	(71)	(14)
OTTI losses on equity securities recognized in earnings	(5)	(6)	(71)	(14)
Equity securities — net gains (losses) on sales and disposals	7	7	21	5
Total gains (losses) on equity securities	2	1	(50)	(9)
Mortgage loans	(9)	(26)	(6)	(70)
Real estate and real estate joint ventures	20	206	28	214
Other limited partnership interests	(8)	(75)	(38)	(52)
Other	(14)	19	(44)	7
Subtotal	43	50	83	113
FVO CSEs:
Securities	1	—	2	—
Non-investment portfolio gains (losses)	(2)	82	30	151
Subtotal	(1)	82	32	151
Total net investment gains (losses)	$42	$132	$115	$264
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $1 million and $24 million for the three months and nine months ended September 30, 2016, respectively, and $76 million and $93 million for the three months and nine months ended September 30, 2015, respectively.
Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended September 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$15,343	$13,895	$28	$16
Gross investment gains	$135	$74	$9	$9
Gross investment losses	(74)	(139)	(2)	(2)
OTTI losses	(9)	(10)	(5)	(6)
Net investment gains (losses)	$52	$(75)	$2	$1

	Nine Months Ended September 30,
	2016	2015	2016	2015
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$41,425	$45,974	$85	$44
Gross investment gains	$637	$474	$28	$15
Gross investment losses	(369)	(424)	(7)	(10)
OTTI losses	(75)	(27)	(71)	(14)
Net investment gains (losses)	$193	$23	$(50)	$(9)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Balance, beginning of period	$171	$194	$188	$263
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	1	—	1	1
Additional impairments — credit loss OTTI on securities previously impaired	7	1	10	12
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(10)	(15)	(29)	(95)
Securities impaired to net present value of expected future cash flows	—	—	(1)	—
Increase in cash flows — accretion of previous credit loss OTTI	—	(1)	—	(2)
Balance, end of period	$169	$179	$169	$179
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$179	$—	$4,555	$600
Amortized cost of invested assets transferred to affiliates	$169	$—	$4,297	$567
Net investment gains (losses) recognized on transfers	$10	$—	$258	$33
Estimated fair value of invested assets transferred from affiliates	$51	$74	$150	$175
In April 2016, the Company transferred investments and cash and cash equivalents with an amortized cost and fair value of $4.0 billion and $4.3 billion, respectively, for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to MetLife USA, an affiliate, which are included in the table above. See Note 13 for additional information related to the transfer.
Below is a summary of certain affiliated loans, which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements, included in the 2015 Annual Report.
The Company had affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $2.0 billion at both September 30, 2016 and December 31, 2015. During the three months ended September 30, 2016, an affiliated loan for $250 million matured and, subsequently, a new loan was issued for $250 million, which bears interest, payable semiannually, at a fixed rate of 3.03%, and matures on September 30, 2020. Net investment income from affiliated loans was $23 million and $70 million for the three months and nine months ended September 30, 2016, respectively, and $24 million and $72 million for the three months and nine months ended September 30, 2015, respectively.
As a structured settlements assignment company, the Company purchases annuities from affiliates to fund the periodic structured settlement claim payment obligations it assumes. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate annuity contract values recorded, for which the Company has also recorded an unpaid claim obligation of equal amounts, were $1.3 billion at both September 30, 2016 and December 31, 2015. The related net investment income and corresponding policyholder benefits and claims recognized were $17 million and $46 million for the three months and nine months ended September 30, 2016, respectively, and $17 million and $48 million for the three months and nine months ended September 30, 2015, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which is included in other invested assets, totaling $100 million at both September 30, 2016 and December 31, 2015. Net investment income from this surplus note was $1 million and $3 million for the three months and nine months ended September 30, 2016, respectively, and $1 million and $3 million for the three months and nine months ended September 30, 2015, respectively.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $42 million and $127 million for the three months and nine months ended September 30, 2016, respectively, and $40 million and $119 million for the three months and nine months ended September 30, 2015, respectively. The Company also earned additional affiliated net investment income of $2 million and $4 million for the three months and nine months ended September 30, 2016, respectively, and $1 million and $3 million for the three months and nine months ended September 30, 2015, respectively.
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
See Note 8 for information about the fair value hierarchy for derivatives.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2016			December 31, 2015
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$5,025	$2,760	$12	$5,089	$2,177	$11
Foreign currency swaps	Foreign currency exchange rate	1,200	23	156	2,133	61	159
Subtotal		6,225	2,783	168	7,222	2,238	170
Cash flow hedges:
Interest rate swaps	Interest rate	1,904	618	—	1,960	426	—
Interest rate forwards	Interest rate	1,997	33	10	70	15	—
Foreign currency swaps	Foreign currency exchange rate	20,099	1,380	1,352	18,743	1,132	1,376
Subtotal		24,000	2,031	1,362	20,773	1,573	1,376
Total qualifying hedges		30,225	4,814	1,530	27,995	3,811	1,546
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	36,069	4,238	1,609	51,489	2,613	1,197
Interest rate floors	Interest rate	10,001	314	9	13,701	252	10
Interest rate caps	Interest rate	64,838	28	3	55,136	67	2
Interest rate futures	Interest rate	3,662	—	12	2,023	—	2
Interest rate options	Interest rate	1,450	264	1	2,295	227	4
Interest rate total return swaps	Interest rate	1,549	76	—	—	—	—
Synthetic GICs	Interest rate	5,328	—	—	4,216	—	—
Foreign currency swaps	Foreign currency exchange rate	8,345	935	97	8,095	600	94
Foreign currency forwards	Foreign currency exchange rate	1,978	34	6	3,014	83	36
Credit default swaps — purchased	Credit	950	10	9	819	28	8
Credit default swaps — written	Credit	7,320	90	9	6,577	51	11
Equity futures	Equity market	1,850	—	11	1,452	15	—
Equity index options	Equity market	8,276	296	403	7,364	326	349
Equity variance swaps	Equity market	5,676	69	188	5,676	62	160
Equity total return swaps	Equity market	1,270	1	23	952	11	9
Total non-designated or nonqualifying derivatives		158,562	6,355	2,380	162,809	4,335	1,882
Total		$188,787	$11,169	$3,910	$190,804	$8,146	$3,428
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2016 and December 31, 2015. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(342)	$850	$947	$716
Embedded derivatives gains (losses)	137	(292)	(1,509)	111
Total net derivative gains (losses)	$(205)	$558	$(562)	$827
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$70	$57	$199	$164
Interest credited to policyholder account balances	—	5	7	22
Nonqualifying hedges:
Net investment income	—	(1)	(1)	(3)
Net derivative gains (losses)	152	124	428	390
Policyholder benefits and claims	1	1	3	2
Total	$223	$186	$636	$575

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2016
Interest rate derivatives	$(305)	$—	$—
Foreign currency exchange rate derivatives	65	—	—
Credit derivatives — purchased	(13)	—	—
Credit derivatives — written	36	—	—
Equity derivatives	(231)	(2)	(62)
Total	$(448)	$(2)	$(62)
Three Months Ended September 30, 2015
Interest rate derivatives	$493	$—	$—
Foreign currency exchange rate derivatives	258	—	—
Credit derivatives — purchased	15	3	—
Credit derivatives — written	(53)	(1)	—
Equity derivatives	142	(1)	80
Total	$855	$1	$80
Nine Months Ended September 30, 2016
Interest rate derivatives	$867	$—	$—
Foreign currency exchange rate derivatives	275	—	—
Credit derivatives — purchased	(31)	—	—
Credit derivatives — written	38	—	—
Equity derivatives	(304)	(12)	(57)
Total	$845	$(12)	$(57)
Nine Months Ended September 30, 2015
Interest rate derivatives	$74	$—	$—
Foreign currency exchange rate derivatives	488	—	—
Credit derivatives — purchased	19	3	—
Credit derivatives — written	(76)	—	—
Equity derivatives	58	(7)	49
Total	$563	$(4)	$49
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$5	$(3)	$2
	Policyholder liabilities (1)	(47)	42	(5)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	(1)	—
	Foreign-denominated policyholder account balances (2)	(1)	1	—
Total		$(42)	$39	$(3)
Three Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(2)	$1	$(1)
	Policyholder liabilities (1)	277	(279)	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(3)	2
	Foreign-denominated policyholder account balances (2)	(47)	46	(1)
Total		$233	$(235)	$(2)
Nine Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$(3)	$1	$(2)
	Policyholder liabilities (1)	472	(482)	(10)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(4)	1
	Foreign-denominated policyholder account balances (2)	(27)	24	(3)
Total		$447	$(461)	$(14)
Nine Months Ended September 30, 2015
Interest rate swaps:	Fixed maturity securities	$(2)	$4	$2
	Policyholder liabilities (1)	115	(121)	(6)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	12	(6)	6
	Foreign-denominated policyholder account balances (2)	(186)	179	(7)
Total		$(61)	$56	$(5)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $7 million and $10 million for the three months and nine months ended September 30, 2016, respectively. For the three months ended September 30, 2015, the amounts reclassified from AOCI into net derivative gains (losses) were not significant, and for the nine months ended September 30, 2015, these amounts were $4 million.
At September 30, 2016 and December 31, 2015, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years and five years, respectively.
At September 30, 2016 and December 31, 2015, the balance in AOCI associated with cash flow hedges was $2.7 billion and $2.2 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended September 30, 2016
Interest rate swaps	$21	$27	$4	$—
Interest rate forwards	(6)	1	—	—
Foreign currency swaps	24	69	—	(4)
Credit forwards	—	—	—	—
Total	$39	$97	$4	$(4)
Three Months Ended September 30, 2015
Interest rate swaps	$179	$39	$2	$1
Interest rate forwards	4	—	1	—
Foreign currency swaps	(91)	(260)	—	4
Credit forwards	—	—	1	—
Total	$92	$(221)	$4	$5
Nine Months Ended September 30, 2016
Interest rate swaps	$330	$44	$10	$—
Interest rate forwards	34	—	2	—
Foreign currency swaps	339	169	(1)	(3)
Credit forwards	—	3	—	—
Total	$703	$216	$11	$(3)
Nine Months Ended September 30, 2015
Interest rate swaps	$96	$51	$8	$2
Interest rate forwards	(1)	3	2	—
Foreign currency swaps	(158)	(537)	(1)	5
Credit forwards	—	1	1	—
Total	$(63)	$(482)	$10	$7
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2016, the Company expects to reclassify ($82) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.3 billion and $6.6 billion at September 30, 2016 and December 31, 2015, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2016 and December 31, 2015, the Company would have received $81 million and $40 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (corporate)	$1	$217	3.0	$2	$245	2.5
Credit default swaps referencing indices	14	1,375	3.2	5	1,366	3.3
Subtotal	15	1,592	3.2	7	1,611	3.2
Baa
Single name credit default swaps (corporate)	4	575	2.5	5	752	2.6
Credit default swaps referencing indices	59	4,867	5.0	21	3,452	4.8
Subtotal	63	5,442	4.7	26	4,204	4.4
Ba
Single name credit default swaps (corporate)	(4)	115	4.5	(2)	60	2.2
Credit default swaps referencing indices	—	—	—	(1)	100	1.0
Subtotal	(4)	115	4.5	(3)	160	1.4
B
Single name credit default swaps (corporate)	1	70	2.1	—	—	—
Credit default swaps referencing indices	6	101	5.3	10	602	4.9
Subtotal	7	171	4.0	10	602	4.9
Total	$81	$7,320	4.4	$40	$6,577	4.1
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.3 billion and $6.6 billion from the table above were $27 million and $70 million at September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016, there were no written credit default swaps held in relation to the trading portfolio. At December 31, 2015, written credit default swaps held in relation to the trading portfolio amounted to $20 million in gross notional amount and ($2) million in estimated fair value.
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
See Note 8 for a description of the impact of credit risk on the valuation of derivatives.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2016		December 31, 2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,722	$2,972	$7,368	$2,667
OTC-cleared (1)	1,625	896	909	783
Exchange-traded	—	23	15	2
Total gross estimated fair value of derivatives (1)	11,347	3,891	8,292	3,452
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	11,347	3,891	8,292	3,452
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,402)	(2,402)	(2,117)	(2,117)
OTC-cleared	(878)	(878)	(776)	(776)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(5,022)	—	(3,705)	(3)
OTC-cleared	(743)	—	(119)	—
Exchange-traded	—	(1)	—	—
Securities collateral: (5)
OTC-bilateral	(2,154)	(567)	(1,345)	(541)
OTC-cleared	—	—	—	—
Exchange-traded	—	(20)	—	—
Net amount after application of master netting agreements and collateral	$148	$23	$230	$15
__________________

(1)
At September 30, 2016 and December 31, 2015, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $178 million and $146 million, respectively, and derivative liabilities included income or expense accruals reported in accrued investment income or in other liabilities of ($19) million and $24 million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2016 and December 31, 2015, the Company received excess cash collateral of $57 million and $17 million, respectively, and provided excess cash collateral of $7 million and $58 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2016, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2016 and December 31, 2015, the Company received excess securities collateral with an estimated fair value of $38 million and $71 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2016 and December 31, 2015, the Company provided excess securities collateral with an estimated fair value of $76 million and $81 million, respectively, for its OTC-bilateral derivatives, and $404 million and $239 million, respectively, for its OTC-cleared derivatives, and $84 million and $15 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	September 30, 2016			December 31, 2015
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$569	$—	$569	$547	$3	$550
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$643	$—	$643	$622	$—	$622
Cash	$—	$—	$—	$—	$4	$4
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength or credit rating, as applicable	$—	$—	$—	$—	$—	$—
Downgrade in financial strength or credit rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—	$—	$—	$—	$—
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2016	December 31, 2015
		(In millions)
Net embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$993	$712
Options embedded in debt or equity securities	Investments	(153)	(142)
Net embedded derivatives within asset host contracts		$840	$570
Net embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$861	$(284)
Assumed guaranteed minimum benefits	Policyholder account balances	262	126
Funds withheld on ceded reinsurance	Other liabilities	1,310	687
Other	Policyholder account balances	6	(3)
Net embedded derivatives within liability host contracts		$2,439	$526
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net derivative gains (losses) (1), (2)	$137	$(292)	$(1,509)	$111
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($47) million and $173 million for the three months and nine months ended September 30, 2016, respectively, and $37 million and $33 million for the three months and nine months ended September 30, 2015, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $9 million and ($64) million for the three months and nine months ended September 30, 2016, respectively, and ($11) million and ($8) million for the three months and nine months ended September 30, 2015, respectively.

(2)	See Note 13 for discussion of affiliated net derivative gains (losses).
8. Fair Value
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$57,730	$4,988	$62,718
U.S. government and agency	22,584	19,486	271	42,341
Foreign corporate	—	22,896	4,207	27,103
RMBS	2,610	20,733	3,891	27,234
State and political subdivision	—	7,860	38	7,898
CMBS	—	5,669	122	5,791
ABS	—	7,572	735	8,307
Foreign government	—	5,182	71	5,253
Total fixed maturity securities	25,194	147,128	14,323	186,645
Equity securities	429	1,041	437	1,907
Trading and FVO securities:
Actively traded securities	—	—	—	—
FVO general account securities	—	—	14	14
FVO securities held by CSEs	—	2	7	9
Total trading and FVO securities	—	2	21	23
Short-term investments (1)	2,564	2,484	186	5,234
Residential mortgage loans — FVO	—	—	481	481
Derivative assets: (2)
Interest rate	—	8,222	109	8,331
Foreign currency exchange rate	—	2,372	—	2,372
Credit	—	86	14	100
Equity market	—	250	116	366
Total derivative assets	—	10,930	239	11,169
Net embedded derivatives within asset host contracts (3)	—	—	993	993
Separate account assets (4)	28,601	114,301	1,260	144,162
Total assets	$56,788	$275,886	$17,940	$350,614
Liabilities
Derivative liabilities: (2)
Interest rate	$12	$1,633	$11	$1,656
Foreign currency exchange rate	—	1,610	1	1,611
Credit	—	18	—	18
Equity market	11	426	188	625
Total derivative liabilities	23	3,687	200	3,910
Net embedded derivatives within liability host contracts (3)	—	—	2,439	2,439
Long-term debt	—	—	42	42
Long-term debt of CSEs — FVO	—	—	12	12
Trading liabilities (5)	—	—	—	—
Separate account liabilities (4)	1	75	6	82
Total liabilities	$24	$3,762	$2,699	$6,485

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

(3)
Net embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the consolidated balance sheets. Net embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At September 30, 2016 and December 31, 2015, debt and equity securities also included embedded derivatives of ($153) million and ($142) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 3% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2016.

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
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments, Long-term Debt, Long-term Debt of CSEs — FVO and Trading Liabilities” and “— Derivatives — Freestanding Derivatives.”

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2016, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2015, transfers between Levels 1 and 2 were not significant.
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

					September 30, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Delta spread adjustments (4)	(269)	-	603	(10)	(65)	-	240	37	Decrease
			•	Offered quotes (5)	98	-	100	99	39	-	96	60	Increase
	•	Market pricing	•	Quoted prices (5)	6	-	788	132	—	-	385	125	Increase
	•	Consensus pricing	•	Offered quotes (5)	23	-	119	87	100	-	119	103	Increase
RMBS	•	Market pricing	•	Quoted prices (5)	7	-	131	90	19	-	121	92	Increase (6)
ABS	•	Market pricing	•	Quoted prices (5)	19	-	102	99	16	-	103	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (5)	98	-	100	100	97	-	105	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	200	-	300		307	-	307		Increase (8)
			•	Repurchase rates (9)	(6)	-	17						Decrease (8)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	50	-	164		—	-	—		Increase (8)
Credit	•	Present value techniques	•	Credit spreads (10)	97	-	100		98	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	13%	-	36%		17%	-	36%		Increase (8)
			•	Correlation (13)	40%	-	40%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (14)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (14)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (15)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (15)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (15)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (16)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(17)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (18)
			•	Nonperformance risk spread	0.06%	-	0.68%		0.04%	-	0.52%		Decrease (19)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(11)	At both September 30, 2016 and December 31, 2015, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Trading and FVO Securities (2)
	(In millions)
Three Months Ended September 30, 2016
Balance, beginning of period	$8,904	$175	$4,415	$28	$65	$456	$22
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	9	—	25	—	—	4	1
Total realized/unrealized gains (losses) included in AOCI	66	—	23	3	—	(12)	—
Purchases (5)	431	98	702	—	17	4	—
Sales (5)	(407)	—	(294)	—	(1)	(11)	(2)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	331	—	36	7	—	1	—
Transfers out of Level 3 (6)	(139)	(2)	(159)	—	(10)	(5)	—
Balance, end of period	$9,195	$271	$4,748	$38	$71	$437	$21
Three Months Ended September 30, 2015
Balance, beginning of period	$8,547	$30	$4,359	$48	$165	$345	$38
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	10	—	23	—	1	6	—
Total realized/unrealized gains (losses) included in AOCI	(164)	—	(34)	1	(1)	(16)	—
Purchases (5)	599	—	1,267	15	—	12	32
Sales (5)	(294)	(1)	(270)	—	—	(12)	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	485	18	273	—	—	—	—
Transfers out of Level 3 (6)	(878)	(30)	(394)	(30)	(18)	(2)	(5)
Balance, end of period	$8,305	$17	$5,224	$34	$147	$333	$65
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$1	$—	$26	$—	$—	$—	$1
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (7)	$1	$—	$27	$—	$1	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)	Long-term Debt	Long-term Debt of CSEs - FVO	Trading Liabilities
	(In millions)
Three Months Ended September 30, 2016
Balance, beginning of period	$—	$449	$102	$(1,508)	$1,485	$(44)	$(12)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	10	(44)	119	(25)	—	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	(8)	—	—	—	—	—
Purchases (5)	187	42	—	—	4	—	—	—
Sales (5)	(1)	(5)	—	—	(25)	—	—	—
Issuances (5)	—	—	(1)	—	30	—	—	—
Settlements (5)	—	(15)	(10)	(57)	(45)	2	—	—
Transfers into Level 3 (6)	—	—	—	—	8	—	—	—
Transfers out of Level 3 (6)	—	—	—	—	(178)	—	—	—
Balance, end of period	$186	$481	$39	$(1,446)	$1,254	$(42)	$(12)	$—
Three Months Ended September 30, 2015
Balance, beginning of period	$933	$345	$5	$253	$1,563	$(25)	$(12)	$(4)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	(2)	(11)	(295)	25	—	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	5	—	—	—	—	—
Purchases (5)	557	18	—	—	81	—	—	(2)
Sales (5)	(1)	(37)	—	—	(34)	—	—	—
Issuances (5)	—	—	(1)	—	—	(38)	—	—
Settlements (5)	—	(9)	(1)	(52)	—	24	1	—
Transfers into Level 3 (6)	—	—	—	—	1	—	—	—
Transfers out of Level 3 (6)	(921)	—	—	—	(118)	—	—	4
Balance, end of period	$568	$315	$(3)	$(94)	$1,518	$(39)	$(11)	$(2)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$—	$10	$(33)	$119	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (7)	$—	$(2)	$(11)	$(291)	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Trading and FVO Securities (2)
	(In millions)
Nine Months Ended September 30, 2016
Balance, beginning of period	$8,282	$—	$4,416	$33	$275	$328	$29
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	1	—	73	1	—	(21)	2
Total realized/unrealized gains (losses) included in AOCI	633	13	(19)	2	(1)	38	—
Purchases (5)	1,155	98	1,726	—	18	20	—
Sales (5)	(717)	—	(966)	—	(1)	(15)	(5)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	589	160	4	7	—	282	—
Transfers out of Level 3 (6)	(748)	—	(486)	(5)	(220)	(195)	(5)
Balance, end of period	$9,195	$271	$4,748	$38	$71	$437	$21
Nine Months Ended September 30, 2015
Balance, beginning of period	$8,528	$—	$5,570	$—	$202	$215	$31
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	31	—	73	—	1	7	1
Total realized/unrealized gains (losses) included in AOCI	(455)	(1)	(47)	1	9	(20)	—
Purchases (5)	1,090	—	1,752	33	—	58	35
Sales (5)	(698)	(1)	(1,025)	—	—	(15)	(1)
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—
Transfers into Level 3 (6)	592	19	290	—	—	88	—
Transfers out of Level 3 (6)	(783)	—	(1,389)	—	(65)	—	(1)
Balance, end of period	$8,305	$17	$5,224	$34	$147	$333	$65
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$3	$—	$76	$1	$—	$(26)	$2
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (7)	$3	$—	$74	$—	$1	$—	$1

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Accounts (10)	Long-term Debt	Long-term Debt of CSEs - FVO	Trading Liabilities
	(In millions)
Nine Months Ended September 30, 2016
Balance, beginning of period	$200	$314	$(23)	$186	$1,520	$(36)	$(11)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	22	63	(1,476)	7	—	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	27	—	—	—	—	—
Purchases (5)	187	187	6	—	107	—	—	—
Sales (5)	(199)	(12)	—	—	(64)	—	—	—
Issuances (5)	—	—	(1)	—	28	(11)	—	—
Settlements (5)	—	(30)	(33)	(156)	(57)	5	(1)	—
Transfers into Level 3 (6)	—	—	—	—	9	—	—	—
Transfers out of Level 3 (6)	(2)	—	—	—	(296)	—	—	—
Balance, end of period	$186	$481	$39	$(1,446)	$1,254	$(42)	$(12)	$—
Nine Months Ended September 30, 2015
Balance, beginning of period	$230	$308	$6	$(67)	$1,615	$(35)	$(13)	$—
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	18	(7)	117	5	—	—	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—	—	—
Purchases (5)	569	114	—	—	196	—	—	(2)
Sales (5)	(1)	(100)	—	—	(144)	—	—	—
Issuances (5)	—	—	(1)	—	—	(38)	—	—
Settlements (5)	—	(25)	(1)	(144)	(2)	34	2	—
Transfers into Level 3 (6)	—	—	—	—	3	—	—	—
Transfers out of Level 3 (6)	(230)	—	—	—	(155)	—	—	—
Balance, end of period	$568	$315	$(3)	$(94)	$1,518	$(39)	$(11)	$(2)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (7)	$—	$22	$66	$(1,470)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2015 (7)	$—	$18	$(4)	$128	$—	$—	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of actively traded securities, FVO general account securities and FVO securities held by CSEs.

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

	September 30, 2016	December 31, 2015
	(In millions)
Unpaid principal balance	$641	$436
Difference between estimated fair value and unpaid principal balance	(160)	(122)
Carrying value at estimated fair value	$481	$314
Loans in non-accrual status	$186	$122
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs - FVO
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In millions)
Contractual principal balance	$39	$82	$25	$24
Difference between estimated fair value and contractual principal balance	3	4	(13)	(13)
Carrying value at estimated fair value (1)	$42	$86	$12	$11
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.

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

	At September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans (1)	$9	$41	$—	$—	$—	$(1)
Other limited partnership interests (2)	$74	$53	$(9)	$(8)	$(38)	$(26)
Other assets (3)	$—	$—	$—	$—	$(30)	$—
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including net asset value (“NAV”) data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both September 30, 2016 and 2015 were not significant.

(3)
During the nine months ended September 30, 2016, the Company recognized an impairment of computer software in connection with the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. See Note 13.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$54,757	$—	$—	$57,154	$57,154
Policy loans	$8,048	$—	$323	$9,805	$10,128
Real estate joint ventures	$8	$—	$—	$34	$34
Other limited partnership interests	$363	$—	$—	$406	$406
Other invested assets	$2,378	$11	$2,182	$136	$2,329
Premiums, reinsurance and other receivables	$14,599	$—	$185	$15,460	$15,645
Liabilities
Policyholder account balances	$73,443	$—	$—	$76,157	$76,157
Long-term debt	$1,607	$—	$1,945	$—	$1,945
Other liabilities	$17,483	$—	$3,366	$14,386	$17,752
Separate account liabilities	$66,934	$—	$66,934	$—	$66,934

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$53,408	$—	$—	$54,969	$54,969
Policy loans	$8,134	$—	$330	$9,539	$9,869
Real estate joint ventures	$12	$—	$—	$39	$39
Other limited partnership interests	$467	$—	$—	$553	$553
Other invested assets	$2,372	$—	$2,197	$202	$2,399
Premiums, reinsurance and other receivables	$13,879	$—	$229	$14,610	$14,839
Liabilities
Policyholder account balances	$71,331	$—	$—	$73,506	$73,506
Long-term debt	$1,618	$—	$1,912	$—	$1,912
Other liabilities	$19,545	$—	$323	$19,882	$20,205
Separate account liabilities	$60,767	$—	$60,767	$—	$60,767
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, was as follows:

	Three Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,051	$1,785	$(53)	$(1,938)	$6,845
OCI before reclassifications	343	39	(16)	(258)	108
Deferred income tax benefit (expense)	(117)	(14)	5	90	(36)
AOCI before reclassifications, net of income tax	7,277	1,810	(64)	(2,106)	6,917
Amounts reclassified from AOCI	(44)	(101)	—	46	(99)
Deferred income tax benefit (expense)	15	36	—	(17)	34
Amounts reclassified from AOCI, net of income tax	(29)	(65)	—	29	(65)
Balance, end of period	$7,248	$1,745	$(64)	$(2,077)	$6,852

	Three Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$4,238	$1,138	$(66)	$(2,162)	$3,148
OCI before reclassifications	547	92	7	—	646
Deferred income tax benefit (expense)	(187)	(32)	(5)	—	(224)
AOCI before reclassifications, net of income tax	4,598	1,198	(64)	(2,162)	3,570
Amounts reclassified from AOCI	108	217	—	55	380
Deferred income tax benefit (expense)	(39)	(76)	—	(19)	(134)
Amounts reclassified from AOCI, net of income tax	69	141	—	36	246
Balance, end of period	$4,667	$1,339	$(64)	$(2,126)	$3,816

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

	Nine Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,337	$1,436	$(74)	$(2,014)	$2,685
OCI before reclassifications	6,132	703	6	(241)	6,600
Deferred income tax benefit (expense)	(2,148)	(247)	4	84	(2,307)
AOCI before reclassifications, net of income tax	7,321	1,892	(64)	(2,171)	6,978
Amounts reclassified from AOCI	(113)	(227)	—	145	(195)
Deferred income tax benefit (expense)	40	80	—	(51)	69
Amounts reclassified from AOCI, net of income tax	(73)	(147)	—	94	(126)
Balance, end of period	$7,248	$1,745	$(64)	$(2,077)	$6,852

	Nine Months Ended September 30, 2015
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,200	$1,073	$(3)	$(2,236)	$5,034
OCI before reclassifications	(2,551)	(63)	(89)	—	(2,703)
Deferred income tax benefit (expense)	900	22	28	—	950
AOCI before reclassifications, net of income tax	4,549	1,032	(64)	(2,236)	3,281
Amounts reclassified from AOCI	183	472	—	169	824
Deferred income tax benefit (expense)	(65)	(165)	—	(59)	(289)
Amounts reclassified from AOCI, net of income tax	118	307	—	110	535
Balance, end of period	$4,667	$1,339	$(64)	$(2,126)	$3,816
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$52	$(66)	$144	$8	Net investment gains (losses)
Net unrealized investment gains (losses)	—	(3)	11	37	Net investment income
Net unrealized investment gains (losses)	(8)	(39)	(42)	(228)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	44	(108)	113	(183)
Income tax (expense) benefit	(15)	39	(40)	65
Net unrealized investment gains (losses), net of income tax	29	(69)	73	(118)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	27	39	44	51	Net derivative gains (losses)
Interest rate swaps	4	2	10	8	Net investment income
Interest rate forwards	1	—	—	3	Net derivative gains (losses)
Interest rate forwards	—	1	2	2	Net investment income
Foreign currency swaps	69	(260)	169	(537)	Net derivative gains (losses)
Foreign currency swaps	—	—	(1)	(1)	Net investment income
Credit forwards	—	—	3	1	Net derivative gains (losses)
Credit forwards	—	1	—	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	101	(217)	227	(472)
Income tax (expense) benefit	(36)	76	(80)	165
Gains (losses) on cash flow hedges, net of income tax	65	(141)	147	(307)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(48)	(56)	(150)	(172)
Amortization of prior service (costs) credit	2	1	5	3
Amortization of defined benefit plan items, before income tax	(46)	(55)	(145)	(169)
Income tax (expense) benefit	17	19	51	59
Amortization of defined benefit plan items, net of income tax	(29)	(36)	(94)	(110)
Total reclassifications, net of income tax	$65	$(246)	$126	$(535)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Compensation	$488	$472	$1,598	$1,562
Pension, postretirement and postemployment benefit costs	41	62	199	178
Commissions	168	176	527	498
Volume-related costs	40	47	162	151
Affiliated expenses on ceded and assumed reinsurance	152	201	774	616
Capitalization of DAC	(59)	(117)	(285)	(346)
Amortization of DAC and VOBA	212	303	420	595
Interest expense on debt	28	31	84	96
Premium taxes, licenses and fees	89	82	272	269
Professional services	235	283	662	811
Rent and related expenses, net of sublease income	38	21	108	61
Other (1)	(68)	300	(71)	298
Total other expenses	$1,364	$1,861	$4,450	$4,789
__________________

(1)
The Company recorded a non-cash charge to net income of $792 million, net of income tax, during the third quarter of 2015. The charge was related to an uncertain tax position and was comprised of a $557 million charge included in provision for income tax expense (benefit) and a $362 million ($235 million, net of income tax) charge included in other expenses.

Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Note 13 for a discussion of affiliated expenses included in the table above.
11. Employee Benefit Plans
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Employee Benefit Plans (continued)

The components of net periodic benefit costs were as follows:

	Three Months Ended September 30,
	2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$49	$3	$54	$3
Interest costs	100	20	101	22
Curtailment costs (1)	(1)	(1)	—	—
Expected return on plan assets	(139)	(20)	(134)	(19)
Amortization of net actuarial (gains) losses	45	3	46	10
Amortization of prior service costs (credit)	—	(2)	(1)	—
Allocated to affiliates	(15)	(3)	(14)	(4)
Net periodic benefit costs (credit)	$39	$—	$52	$12

	Nine Months Ended September 30,
	2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$155	$7	$162	$11
Interest costs	314	62	303	66
Curtailment costs (1)	(1)	26	—	—
Expected return on plan assets	(389)	(56)	(403)	(59)
Amortization of net actuarial (gains) losses	143	7	141	31
Amortization of prior service costs (credit)	—	(5)	(1)	(2)
Allocated to affiliates	(50)	(7)	(44)	(12)
Net periodic benefit costs (credit)	$172	$34	$158	$35
__________________

(1)
The Company recognized curtailment charges on certain postretirement benefit plans in connection with the sale to MassMutual of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MSI. See Note 13.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2016. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2016, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $400 million.
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
As reported in the 2015 Annual Report, Metropolitan Life Insurance Company received approximately 3,856 asbestos-related claims in 2015. During the nine months ended September 30, 2016 and 2015, Metropolitan Life Insurance Company received approximately 3,267 and 2,971 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2016.
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
Sales Practices Regulatory Matters
Regulatory authorities in a number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company, NELICO and General American Life Insurance Company (“GALIC”). These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against Metropolitan Life Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that Metropolitan Life Insurance Company violated the West Virginia Uniform Unclaimed Property Act (the “Act”), seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 21, 2012 and January 9, 2013, the Treasurer filed substantially identical suits against NELICO and GALIC, respectively. On August 17, 2016, these companies and the West Virginia Treasurer reached an agreement in principle to resolve these actions.
Total Control Accounts Litigation
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this putative class action lawsuit on behalf of all persons for whom Metropolitan Life Insurance Company established a retained asset account, known as a TCA, to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the putative class. On September 27, 2016, the court denied Metropolitan Life Insurance Company’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. The Company intends to defend this action vigorously.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Diversified Lending Group Litigations
Hartshorne v. MetLife Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs have named MetLife, Inc., MSI and NELICO in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group. In August 2016, a trial of claims by one of the plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MSI and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. These companies intend to appeal this verdict.
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
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which Metropolitan Life Insurance Company has agreed to pay up to $23 million to resolve claims as to fax advertisements sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order. On September 28, 2016, the Illinois Supreme Court denied an objector’s petition for leave to appeal.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.7 billion and $4.2 billion at September 30, 2016 and December 31, 2015, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.9 billion and $4.4 billion at September 30, 2016 and December 31, 2015, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $127 million, with a cumulative maximum of $411 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $5 million and $4 million at September 30, 2016 and December 31, 2015, respectively, for indemnities, guarantees and commitments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

13. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $631 million and $1.7 billion for the three months and nine months ended September 30, 2016, respectively, and $534 million and $1.6 billion for the three months and nine months ended September 30, 2015, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $37 million and $104 million for the three months and nine months ended September 30, 2016, respectively, and $34 million and $103 million for the three months and nine months ended September 30, 2015, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $37 million and $110 million for the three months and nine months ended September 30, 2016, respectively, and $38 million and $114 million for the three months and nine months ended September 30, 2015, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $304 million and $1.1 billion for the three months and nine months ended September 30, 2016, respectively, and $444 million and $1.2 billion for the three months and nine months ended September 30, 2015, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $106 million and $282 million at September 30, 2016 and December 31, 2015, respectively.
See Notes 6 and 11 for additional information on related party transactions.
Sales Distribution Services
In July 2016, MetLife, Inc. completed the sale to MassMutual of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MSI. MassMutual assumed all of the liabilities related to such assets and that arise or occur after the closing of the sale.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife USA, First MetLife, MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont and Metropolitan Tower Life Insurance Company, all of which are related parties.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Premiums
Reinsurance assumed	$188	$164	$569	$508
Reinsurance ceded	(9)	(9)	(30)	(28)
Net premiums	$179	$155	$539	$480
Universal life and investment-type product policy fees
Reinsurance assumed	$14	$20	$45	$46
Reinsurance ceded	(40)	(43)	(109)	(117)
Net universal life and investment-type product policy fees	$(26)	$(23)	$(64)	$(71)
Other revenues
Reinsurance assumed	$9	$—	$(5)	$—
Reinsurance ceded	143	155	429	467
Net other revenues	$152	$155	$424	$467
Policyholder benefits and claims
Reinsurance assumed	$197	$164	$532	$484
Reinsurance ceded	(34)	(38)	(72)	(89)
Net policyholder benefits and claims	$163	$126	$460	$395
Interest credited to policyholder account balances
Reinsurance assumed	$8	$9	$24	$24
Reinsurance ceded	(22)	(23)	(66)	(67)
Net interest credited to policyholder account balances	$(14)	$(14)	$(42)	$(43)
Other expenses
Reinsurance assumed	$9	$53	$456	$169
Reinsurance ceded	145	149	417	444
Net other expenses	$154	$202	$873	$613

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	September 30, 2016		December 31, 2015
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$250	$15,681	$280	$15,466
Deferred policy acquisition costs and value of business acquired	362	(223)	439	(193)
Total assets	$612	$15,458	$719	$15,273
Liabilities
Future policy benefits	$1,688	$(15)	$1,436	$(5)
Policyholder account balances	436	—	326	—
Other policy-related balances	183	43	187	43
Other liabilities	2,194	13,443	6,463	13,000
Total liabilities	$4,501	$13,471	$8,412	$13,038
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $25 million and $8 million at September 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with these embedded derivatives were less than ($1) million and ($17) million for the three months and nine months ended September 30, 2016, respectively, and less than $1 million and $10 million for the three months and nine months ended September 30, 2015, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $993 million and $712 million at September 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($33) million and $275 million for the three months and nine months ended September 30, 2016, respectively, and $155 million and $98 million for the three months and nine months ended September 30, 2015, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $1.2 billion and $694 million at September 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivative were ($3) million and ($512) million for the three months and nine months ended September 30, 2016, respectively, and ($5) million and $255 million for the three months and nine months ended September 30, 2015, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $262 million and $126 million at September 30, 2016 and December 31, 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were $6 million and ($136) million for the three months and nine months ended September 30, 2016, respectively, and ($87) million and ($75) million for the three months and nine months ended September 30, 2015, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

14. Subsequent Event
In September 2016, the Company’s Board of Directors approved extraordinary dividends to MetLife, Inc. consisting of all of the issued and outstanding shares of common stock of its wholly-owned subsidiaries, GALIC and NELICO. The Company expects to distribute such dividends in the fourth quarter of 2016, subject to certain regulatory approvals. At the dividend effective date, the Company’s stockholder’s equity will be reduced by the aggregate carrying amount of GALIC and NELICO’s assets in excess of their liabilities. The aggregate carrying amount of GALIC and NELICO’s assets in excess of their liabilities was $3.1 billion at September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company's interim condensed consolidated financial statements included elsewhere herein.
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
This narrative analysis includes references to our performance measure, operating earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Forward-looking guidance provided on a non-GAAP basis cannot be reconciled to the most directly comparable GAAP measures on a forward-looking basis because net income may fluctuate significantly if net investment gains and losses and net derivative gains and losses move outside of estimated ranges. See “— Non-GAAP and Other Financial Disclosures” for definitions and a discussion of these measures, and “— Results of Operations” for reconciliations of historical non-GAAP measures to the most directly comparable GAAP measures.
Business
Overview
The Company is a provider of life insurance, annuities, employee benefits and asset management. In anticipation of MetLife, Inc.’s plan to separate a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”), in the third quarter of 2016, the Company reorganized its businesses into two segments: U.S. and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Other Key Information — Segment Information” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — Significant Events” for information on the Separation. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.

Other Key Information
Segment Information
Based on the proposed Separation, in the third quarter of 2016, the Company reorganized its businesses as follows:

•	The businesses of the Company that MetLife, Inc. plans to separate and include in Brighthouse Financial are reflected in Corporate & Other.

•
The businesses in the Company’s former Retail segment that MetLife, Inc. does not plan to separate are reflected in a new segment, MetLife Holdings. This segment also includes the long-term care business, reported as part of the Company’s former Group, Voluntary & Worksite Benefit (“GVWB”) segment.

•
The Retirement and Income Solutions business (which represents most of the segment formerly known as Corporate Benefit Funding), and the Group Benefits business (consisting of the remaining components of the Company’s former GVWB segment, including the individual disability insurance business previously reported in the former Retail segment), are reflected in a new segment, U.S.

These changes were applied retrospectively and did not have an impact on total consolidated net income or operating earnings in the prior periods. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments.
Significant Events
In September 2016, the Company’s Board of Directors approved extraordinary dividends to MetLife, Inc. consisting of all of the issued and outstanding shares of common stock of its wholly-owned subsidiaries, General American Life Insurance Company and New England Life Insurance Company (“NELICO”). The Company expects to distribute such dividends in the fourth quarter of 2016, subject to certain regulatory approvals. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. (collectively, the “U.S. Retail Advisor Force Divestiture”). MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement.
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business — Regulation — Regulation of MetLife, Inc. as a Non-Bank SIFI” in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”

On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. Additionally, on July 21, 2016, MetLife, Inc. announced that, following the Separation, the separated business will be rebranded as “Brighthouse Financial.” On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to include MetLife Insurance Company USA (“MetLife USA”), NELICO, a wholly-owned subsidiary of Metropolitan Life Insurance Company, First MetLife Investors Insurance Company, MetLife Advisers, LLC and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. The ultimate form and timing of the Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. MetLife expects that the life insurance closed block and the life and annuity business sold through Metropolitan Life Insurance Company will not be a part of Brighthouse Financial. The Separation remains subject to certain conditions including, among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, and an SEC declaration of the effectiveness of the Form 10.
Regulatory Developments
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of the states of domicile of our U.S. insurance companies. Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). If MetLife, Inc. were re-designated as a non-bank SIFI, it could also be subject to regulation by the Federal Reserve and the FDIC and, as a subsidiary of MetLife, Inc., we could be affected by such regulation. We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer (“G-SII”). See “— Insurance Regulation,” “— ERISA Considerations,” and “— Designation Process and Policy Measures that May Apply to Global Systemically Important Insurers” below, as well as “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth,” “Risk Factors — Risks Related to Our Business — Our Statutory Life Insurance Reserve Financings May Be Subject to Cost Increases and New Financings May Be Subject to Limited Market Capacity,” and “Risk Factors — Regulatory and Legal Risks — Changes in U.S. Federal, State Securities and State Insurance Laws and Regulations May Affect Our Operations and Our Profitability” included in the 2015 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
The International Association of Insurance Supervisors (“IAIS”) has encouraged U.S. insurance supervisors, such as the New York State Department of Financial Services (“NYDFS”), to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. A September 2016 Supervisory College was chaired by the NYDFS and attended by MetLife’s key U.S. and international regulators. MetLife, Inc. has not received any reports or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business.
New York’s Proposed Cybersecurity Regulation
Since late 2015, the NYDFS has been considering a potential cybersecurity regulation for those banking and insurance entities under its jurisdiction. On September 13, 2016, the NYDFS released a proposed regulation for a 45-day comment period. The proposed regulation would require any person operating under a license or similar authorization under the New York banking, insurance or financial services law to establish a cybersecurity program meeting certain core functions, adopt a cybersecurity policy, appoint a Chief Information Security Officer, and oversee the cybersecurity practices of third-party service providers, among other requirements.

ERISA Considerations
The Department of Labor (“DOL”) issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These regulations substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MLIC or its representatives, in providing investment advice with respect to ERISA plans, plan participants or Individual Retirement Accounts or Annuities (“IRAs”), will be deemed a fiduciary under ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption, that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. On September 27, 2016, the DOL released Frequently Asked Questions on the new exemption and amendments to certain existing exemptions, which provide guidance concerning the application and implementation of the new and amended prohibited transaction exemptions.
We anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
On July 11, 2016, the DOL, the IRS and the Pension Benefit Guaranty Corporation proposed revisions to the Form 5500, the form used for ERISA annual reporting. The revisions affect employee pension and welfare benefit plans, including our ERISA plans, and require audits of information, self-directed brokerage account disclosure and additional extensive disclosure. We cannot predict the effect these proposals will have on our business, if enacted, or what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our results of operations and financial condition.
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
Current standards call for G-SIIs to be subject to higher loss absorbency requirements (“HLA”). Given the absence of a common global base on which to calculate HLA for insurers, the FSB directed the IAIS to develop basic capital requirements (“BCR”). The first version of the IAIS HLA framework was endorsed by the FSB and the G20 in September and November 2015, respectively, and the BCR and HLA requirements are expected to be refined based on data confidentially submitted by certain G-SIIs to their group-wide supervisors until they are fully adopted and implemented in 2019. The IAIS published a new assessment methodology on June 16, 2016 which was used this year to assess a pool of approximately 50 insurers, including MetLife, Inc. The new methodology reflects changes in the previous definitions of non-traditional and non-insurance activity, along with certain other changes in both quantitative and qualitative assessments. The assessments are complete and designations are pending. It is uncertain whether MetLife, Inc. will be designated a G-SII by the FSB under this new methodology.
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
We accelerated the annual review of our actuarial assumptions for our variable annuities business from the third quarter to the second quarter of 2016 in connection with the proposed Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins. With respect to policyholder behavior, which was the significant update for the second quarter of 2016, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. As an example, in 2012, we recorded a charge to reflect better than expected persistency; and in 2014, we recorded a charge as we began to reflect lower utilization of the elective annuitization option in early generations of our guaranteed minimum income benefit (“GMIBs”). In addition, in the third quarter of 2016, we performed the annual review of our actuarial assumptions for all of our remaining annuity and life businesses. See “— Results of Operations — Consolidated Results — Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015 — Actuarial Assumption Review” and “— Results of Operations — Consolidated Results — Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015 — Actuarial Assumption Review” for further information.
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
Results of Operations
Consolidated Results
Business Overview. Overall sales improved from prior period levels as a result of increased sales of certain products within our segments for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. An overall increase in sales from our U.S. segment was primarily driven by the timing of our funding agreement issuances and an increase in structured settlement annuity sales due to price competition, partially offset by lower pension risk transfers and decreases in sales of income annuities and post-retirement benefit products. In our MetLife Holdings segment, life and annuity sales declined as a result of the proposed Separation and the U.S. Retail Advisor Force Divestiture.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Revenues
Premiums	$6,142	$6,260	$16,801	$16,463
Universal life and investment-type product policy fees	638	642	1,928	1,925
Net investment income	2,870	2,797	8,349	8,822
Other revenues	389	383	1,121	1,166
Net investment gains (losses)	42	132	115	264
Net derivative gains (losses)	(205)	558	(562)	827
Total revenues	9,876	10,772	27,752	29,467
Expenses
Policyholder benefits and claims and policyholder dividends	7,199	7,229	19,943	19,335
Interest credited to policyholder account balances	560	547	1,675	1,628
Capitalization of DAC	(59)	(117)	(285)	(346)
Amortization of DAC and VOBA	212	303	420	595
Interest expense on debt	28	31	84	96
Other expenses	1,183	1,644	4,231	4,444
Total expenses	9,123	9,637	26,068	25,752
Income (loss) before provision for income tax	753	1,135	1,684	3,715
Provision for income tax expense (benefit)	123	867	232	1,589
Net income (loss)	630	268	1,452	2,126
Less: Net income (loss) attributable to noncontrolling interests	(7)	(8)	(9)	(1)
Net income (loss) attributable to Metropolitan Life Insurance Company	$637	$276	$1,461	$2,127
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
During the three months ended September 30, 2016, income (loss) before provision for income tax decreased $382 million (increased $362 million, net of income tax) from the prior period primarily driven by unfavorable changes in net derivative gains (losses) and net investment gains (losses), partially offset by an increase in operating earnings.
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

	Three Months Ended September 30,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$(91)	$474
Foreign currency exchange rate	10	92
Credit	36	(21)
Equity	6	—
Non-VA embedded derivatives	2	39
Total non-VA program derivatives	(37)	584
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	296	(377)
Nonperformance risk adjustment	(47)	37
Other risks	(82)	(145)
Total	167	(485)
Embedded derivatives-ceded reinsurance:
Market and other risks	(41)	165
Nonperformance risk adjustment	9	(11)
Total	(32)	154
Freestanding derivatives hedging direct and assumed embedded derivatives	(303)	305
Total VA program derivatives	(168)	(26)
Net derivative gains (losses)	$(205)	$558

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $621 million ($404 million, net of income tax). This was primarily due to long-term interest rates decreasing less in the current period versus the prior period, unfavorably impacting receive-fixed interest rate swaps, interest rate swaptions and interest rate floors, primarily hedging long duration liability portfolios. Additionally, the U.S. dollar weakened in comparison to the Euro in the current period versus remaining unchanged in the prior period, unfavorably impacting foreign currency swaps. In addition, a change in the value of the assets underlying reinsurance-related funds withheld unfavorably impacted non-VA embedded derivatives. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $142 million ($92 million, net of income tax). This was due to an unfavorable change of $78 million ($51 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, as well as by an unfavorable change of $64 million ($42 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing unfavorable change of $78 million ($51 million, net of income tax) was primarily driven by changes in market factors.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased less in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 3% in the current period and decreased by 14% in the prior period.

•
Key equity index levels mainly increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the Standard & Poor’s Ratings Services (“S&P”) 500 Index increased by 3% in the current period and decreased by 7% in the prior period.

•
Key equity volatility measures decreased in the current period and were mixed in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The unfavorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $84 million ($55 million, net of income tax) was primarily due to an unfavorable change of $63 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and an unfavorable change of $21 million, before income tax, related to changes in our own credit spread. The favorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $20 million ($13 million, net of income tax) was due to a favorable change of $13 million, before income tax, related to changes in our own credit spread, and a favorable change of $7 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $90 million ($59 million, net of income tax) primarily reflects lower gains on real estate, partially offset by current period gains on sales of fixed maturity securities.
Actuarial Assumption Review. We annually review our long-term actuarial assumptions for policyholder behavior, market returns and other actuarial items. With respect to policyholder behavior, we have recorded charges, and in some cases benefits, in prior years as a result of the availability of sufficient and credible data at the conclusion of each review. See “— Summary of Critical Accounting Estimates.” During the current period, we performed a review of actuarial assumptions related to reserves and DAC for our annuity and life businesses with the exception of our variable annuity business, which was reviewed in the second quarter of 2016 in connection with the proposed Separation.
Results for the current period include a $94 million loss ($61 million, net of income tax) associated with our annual assumption review related to reserves and DAC, of which a $1 million gain ($1 million, net of income tax) was recognized in net derivative gains (losses). Of the $94 million charge, a gain of $19 million ($12 million, net of income tax) was related to reserves and a loss of $113 million ($73 million, net of income tax) was associated with DAC.
The $1 million gain recognized in net derivative gains (losses) associated with this review of actuarial assumptions was included within the other risks in embedded derivatives - direct and assumed guarantees and market and other risks in embedded derivatives - ceded reinsurance captions in the table above.
As a result of our current period annual actuarial assumption review, changes were made to economic, policyholder behavior and mortality assumptions, as well as operational updates. The most significant impacts were in the MetLife Holdings segment and are summarized as follows:

•
Changes in policyholder behavior, mortality assumptions and economic assumptions resulted in reserve increases, net of reinsurance, offset by favorable DAC for a net gain of $13 million ($8 million, net of income tax).

•
The remaining updates resulted in reserve decreases, net of reinsurance, offset by unfavorable DAC for a net loss of $107 million ($69 million, net of income tax). The most notable assumption update related to our projection of closed block results and resulted in a net loss.

Results for the prior period include a $163 million ($106 million, net of income tax), net of reinsurance, charge associated with our annual actuarial assumption review related to reserves and DAC for all of our annuity and life businesses, of which a $2 million loss ($1 million, net of income tax) was recognized in net derivative gains (losses). Of the $163 million charge, $60 million ($39 million, net of income tax) was related to reserves and $103 million ($67 million, net of income tax) was associated with DAC.
Taxes. Income tax expense for the three months ended September 30, 2016 was $123 million, or 16% of income (loss) before provision for income tax, compared with $867 million, or 76% of income (loss) before provision for income tax, for the three months ended September 30, 2015. The Company’s current and prior period effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income and tax credits for low income housing. Current period results include a one-time tax benefit of $36 million for tax audit settlements. Prior period results include a one-time tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties.

Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss) as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings increased $912 million, net of income tax, to $847 million, net of income tax, for the three months ended September 30, 2016 from a loss of $65 million, net of income tax, for the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2016, income (loss) before provision for income tax decreased $2.0 billion ($674 million, net of income tax) from the prior period primarily driven by unfavorable changes in net derivative gains (losses) and net investment gains (losses), partially offset by a favorable change in operating earnings.
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

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$992	$344
Foreign currency exchange rate	(50)	198
Credit	45	(6)
Equity	9	—
Non-VA embedded derivatives	(664)	339
Total non-VA program derivatives	332	875
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	(85)	(155)
Nonperformance risk adjustment	173	33
Other risks	(1,209)	(203)
Total	(1,121)	(325)
Embedded derivatives-ceded reinsurance:
Market and other risks	340	105
Nonperformance risk adjustment	(64)	(8)
Total	276	97
Freestanding derivatives hedging direct and assumed embedded derivatives	(49)	180
Total VA program derivatives	(894)	(48)
Net derivative gains (losses)	$(562)	$827
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $543 million ($353 million, net of income tax). This was unfavorable change was driven by a change in the value of the assets underlying reinsurance-related funds withheld unfavorably impacting non-VA embedded derivatives. This unfavorable change was partially offset by a favorable change due to long-term interest rates decreasing more in the current period versus the prior period, favorably impacting receive-fixed interest rate swaps, interest rate total return swaps and interest rates floors. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $846 million ($550 million, net of income tax). This was due to an unfavorable change of $930 million ($605 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by a favorable change of $84 million ($55 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing unfavorable change of $930 million ($605 million, net of income tax) was primarily driven by changes in other risks and market factors.
The primary changes in other risks are summarized as follows:

•	Updates to actuarial policyholder behavior assumptions within the valuation model. For details, see “— Actuarial Assumption Review.”

•	An increase in the risk margin adjustment, measuring policyholder behavior risks, which was also affected by the actuarial assumption update, along with market and interest rate changes.

•	A combination of other factors, including reserve changes influenced by benefit features and actual policyholder behavior.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased more in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased by 32% in the current period and decreased by 7% in the prior period.

•
Key equity index levels were mixed in the current period and mostly decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased by 6% in the current period and decreased by 7% in the prior period.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $140 million ($91 million, net of income tax) was primarily due to a favorable change of $138 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $2 million, before income tax, related to changes in our own credit spread. The unfavorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $56 million ($36 million, net of income tax) was due to an unfavorable change of $52 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and an unfavorable change of $4 million, before income tax, related to changes in our own credit spread.
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $149 million ($97 million, net of income tax) primarily reflects lower gains in real estate and real estate joint ventures and higher impairments on common stock, and were partially offset by increased net gains on the transfer of fixed maturity securities to MetLife USA, related to the recapture of risks related to certain single premium deferred annuity contracts.
Actuarial Assumption Review. Results for the current period include a non-cash charge of $722 million ($469 million, net of income tax) associated with the annual review of actuarial assumptions, of which $798 million ($519 million, net of income tax) was recognized in net derivative gains (losses). Of the $722 million charge, $787 million ($512 million, net of income tax) was related to reserves and a benefit of $65 million ($43 million, net of income tax) was associated with DAC.
The $798 million loss recognized in net derivative gains (losses) associated with this review of assumptions was included within the other risks in embedded derivatives - direct and assumed guarantees and market and other risks in embedded derivatives - ceded reinsurance captions in the table above.

As a result of the annual review of actuarial assumptions, changes were made to economic, policyholder behavior and mortality assumptions, as well as operational updates. The significant impacts of the assumption review were on the variable annuity block of business and are summarized as follows:

•
Changes in policyholder behavior assumptions resulted in reserve increases, partially offset by favorable DAC amortization resulting in a net charge of $444 million ($289 million, net of income tax). The policyholder behavior assumption changes included:

–	Lower utilization of the elective annuitization option on the guarantee riders on the contracts;

–	Lower election of the guaranteed principal option in certain of our GMIBs, which, if exercised, returns to the policyholder the original purchase payment amounts;

–	Adjusting the rate at which policyholders withdrew funds through systematic withdrawals; and

–	Higher policyholder persistency related to the portion of the business that will remain with the Company after the proposed Separation, dependent on the amount a contract is in-the-money.

•
Changes in economic assumptions resulted in reserve increases and unfavorable DAC amortization resulting in a charge of $90 million ($59 million, net of income tax). These changes include reducing the long-term separate account return assumption from 7.25% to 7.00% (from 7.00% to 6.75% for GMIB’s invested in managed volatility funds), and reducing the projected ultimate 10-year treasury rate from 4.50% to 4.25%.

•
The remaining updates resulted in reserve increases and unfavorable DAC resulting in a charge of $186 million ($121 million, net of income tax). The most notable assumption update related to our projection of closed block results and resulted in a net loss.

Results for the prior period include a $163 million ($106 million, net of income tax), net of reinsurance, charge associated with our annual assumption review related to reserves and DAC, of which a $2 million loss ($1 million, net of income tax) was recognized in net derivative gains (losses). Of the $163 million charge, $60 million ($39 million, net of income tax) was related to reserves and $103 million ($67 million, net of income tax) was associated with DAC.
Taxes. Income tax expense for the nine months ended September 30, 2016 was $232 million, or 14% of income (loss) before provision for income tax, compared with $1.6 billion, or 43% of income (loss) before provision for income tax, for the nine months ended September 30, 2015. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income, and tax credits for low income housing. Current period results include a one-time tax benefit of $36 million for tax audit settlements. Prior period results include a one-time tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties.
Operating Earnings. Operating earnings increased $280 million, net of income tax, to $1.9 billion, net of income tax, for the nine months ended September 30, 2016 from $1.7 billion, net of income tax, for the nine months ended September 30, 2015.

Reconciliation of net income (loss) to operating earnings
Three Months Ended September 30, 2016

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss)	$446	$71	$113	$630
Less: Net investment gains (losses)	34	10	(2)	42
Less: Net derivative gains (losses)	(19)	(184)	(2)	(205)
Less: Other adjustments to net income (1)	(73)	(85)	(12)	(170)
Less: Provision for income tax (expense) benefit	21	89	6	116
Operating earnings	$483	$241	$123	$847
Three Months Ended September 30, 2015

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss)	$653	$347	$(732)	$268
Less: Net investment gains (losses)	129	32	(29)	132
Less: Net derivative gains (losses)	245	174	139	558
Less: Other adjustments to net income (1)	(42)	(89)	(47)	(178)
Less: Provision for income tax (expense) benefit	(115)	(41)	(23)	(179)
Operating earnings	$436	$271	$(772)	$(65)
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2016

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss)	$1,485	$220	$(253)	$1,452
Less: Net investment gains (losses)	(16)	171	(40)	115
Less: Net derivative gains (losses)	518	(554)	(526)	(562)
Less: Other adjustments to net income (1)	(204)	25	(127)	(306)
Less: Provision for income tax (expense) benefit	(104)	125	242	263
Operating earnings	$1,291	$453	$198	$1,942
Nine Months Ended September 30, 2015

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss)	$1,587	$1,013	$(474)	$2,126
Less: Net investment gains (losses)	288	87	(111)	264
Less: Net derivative gains (losses)	158	268	401	827
Less: Other adjustments to net income (1)	(108)	(237)	(33)	(378)
Less: Provision for income tax (expense) benefit	(117)	(41)	(91)	(249)
Operating earnings	$1,366	$936	$(640)	$1,662
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of revenues to operating revenues and expenses to operating expenses
Three Months Ended September 30, 2016

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total revenues	$6,966	$2,696	$214	$9,876
Less: Net investment gains (losses)	35	10	(3)	42
Less: Net derivative gains (losses)	(18)	(184)	(3)	(205)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—
Less: Other adjustments to revenues (1)	(73)	(40)	(1)	(114)
Total operating revenues	$7,022	$2,910	$221	$10,153
Total expenses	$6,270	$2,606	$247	$9,123
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(28)	9	(19)
Less: Other adjustments to expenses (1)	—	74	1	75
Total operating expenses	$6,270	$2,560	$237	$9,067
Three Months Ended September 30, 2015

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total revenues	$7,362	$3,099	$311	$10,772
Less: Net investment gains (losses)	129	32	(29)	132
Less: Net derivative gains (losses)	244	175	139	558
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—
Less: Other adjustments to revenues (1)	(39)	(47)	2	(84)
Total operating revenues	$7,028	$2,939	$199	$10,166
Total expenses	$6,347	$2,594	$696	$9,637
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	67	24	91
Less: Other adjustments to expenses (1)	2	(24)	25	3
Total operating expenses	$6,345	$2,551	$647	$9,543
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2016

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total revenues	$19,580	$8,084	$88	$27,752
Less: Net investment gains (losses)	(16)	171	(40)	115
Less: Net derivative gains (losses)	518	(555)	(525)	(562)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—
Less: Other adjustments to revenues (1)	(193)	(121)	(3)	(317)
Total operating revenues	$19,271	$8,589	$656	$28,516
Total expenses	$17,272	$7,812	$984	$26,068
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(288)	7	(281)
Less: Other adjustments to expenses (1)	12	142	116	270
Total operating expenses	$17,260	$7,958	$861	$26,079
Nine Months Ended September 30, 2015

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total revenues	$19,247	$9,082	$1,138	$29,467
Less: Net investment gains (losses)	288	87	(111)	264
Less: Net derivative gains (losses)	158	268	401	827
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	—	—	—
Less: Other adjustments to revenues (1)	(118)	(152)	4	(266)
Total operating revenues	$18,919	$8,879	$844	$28,642
Total expenses	$16,779	$7,596	$1,377	$25,752
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	66	18	84
Less: Other adjustments to expenses (1)	(10)	19	19	28
Total operating expenses	$16,789	$7,511	$1,340	$25,640
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in operating earnings were prior period charges for taxes and related interest expenses, as well as higher investment yields. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Business Growth. We benefited from higher sales and business growth in certain of our products. An increase in our investment portfolio from premiums and deposits in our Retirement and Income Solutions business and positive net flows in our MetLife Holdings segment generated higher net investment income. These increases in net investment income were partially offset by a reduction in the invested asset base due to the recapture of an assumed fixed annuity agreement with an affiliate in the second quarter of 2016. In addition, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. Lower interest expense related to the aforementioned recapture of the assumed fixed annuity agreement resulted in an increase in operating earnings. The changes in business growth discussed above resulted in an $18 million increase in operating earnings.
Market Factors. Market factors, including sustained low interest rates, volatile equity markets, and foreign currency fluctuations continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased as a result of higher returns on alternate investments, prior period mark-to-market losses on trading securities and higher income on currency and interest rate derivatives. These favorable changes were partially offset by the adverse impact of the sustained low interest rate environment on fixed maturity securities and mortgage loans, as proceeds from maturing investments and the growth in the investment portfolio described above were invested at lower yields. In addition, lower interest crediting rates, consistent with the sustained low interest rate environment, contributed to the increase to operating earnings. The changes in market factors discussed above resulted in a $58 million increase in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting resulted in a $35 million decrease in operating earnings and was primarily due to unfavorable mortality, primarily in our MetLife Holdings and U.S. segments, partially offset by favorable morbidity, primarily in our U.S. segment. The impact of the annual actuarial assumption review resulted in a net operating earnings decrease of $11 million and was primarily related to unfavorable DAC unlockings in our MetLife Holdings segment. The annual actuarial assumption review in the current period included our annuity and life businesses with the exception of our variable annuity business, which was reviewed in the second quarter of 2016; whereas, the annual review in the prior period included all of our annuity and life businesses.
Expenses and Taxes. Operating earnings increased due to a decline in expenses of $245 million, mainly the result of a $235 million charge for interest on uncertain tax positions in the prior period. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income and tax credits for investments in low income housing. Current period results include a one-time tax benefit of $36 million for tax audit settlements. Prior period results include a one-time tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. In addition, the Company realized additional tax benefits of $18 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in operating earnings were prior period charges for taxes and related interest expenses, partially offset by lower investment yields and refinements to DAC and certain insurance liabilities. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Business Growth. We benefited from higher sales and business growth in certain of our products. An increase in our investment portfolio from premiums and deposits in our Retirement and Income Solutions business, positive net flows from our life businesses in our MetLife Holdings segment and positive net flows in our Group Benefits business generated higher net investment income. These increases in net investment income were partially offset by a reduction in the invested asset base due to the aforementioned recapture of an assumed fixed annuity agreement with an affiliate. In addition, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. Lower interest expense related to the aforementioned recapture of the assumed fixed annuity agreement resulted in an increase in operating earnings. The changes in business growth discussed above resulted in a $42 million increase in operating earnings.

Market Factors. Market factors, including sustained low interest rates, volatile equity markets and foreign currency fluctuations continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. The sustained low interest rate environment resulted in a decline in net investment income on fixed maturity securities and mortgage loans, as proceeds from maturing investments and the growth in the investment portfolio described above were invested at lower yields. Additionally, investment yields decreased as a result of lower returns on other limited partnership interests, real estate joint ventures and alternative investments. Additionally, lower earnings on our securities lending program resulted from lower margins due to the impact of a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates, as well as lower program size. These unfavorable changes were partially offset by higher income on currency and interest rate derivatives and resulted in a $346 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting decreased operating earnings by $22 million as unfavorable mortality and morbidity in our MetLife Holdings segment was partially offset by favorable mortality in our U.S. segment. The impact of the annual actuarial assumption review, which occurred in both periods, resulted in a net operating earnings decrease of $42 million and was primarily related to unfavorable DAC unlockings in our MetLife Holdings segment. Refinements to DAC and certain insurance-related and other liabilities, which were recorded in both periods, resulted in a $90 million decrease in operating earnings, primarily in our MetLife Holdings and U.S. segments.
Expenses and Taxes. Operating earnings increased due to a decline in expenses of $99 million, mainly the result of the aforementioned $235 million charge for interest on uncertain tax positions in the prior period, partially offset by costs associated with the aforementioned recapture of an assumed fixed annuity agreement. In addition, expenses declined as a result of lower costs associated with corporate initiatives and projects. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income and tax credits for investments in low income housing. Current period results include a one-time tax benefit of $36 million for tax audit settlements. Prior period results included the aforementioned one-time tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties. In addition, the Company realized additional tax benefits of $54 million compared to the prior period, primarily from the higher utilization of tax preferenced investments.

Segment Results and Corporate & Other
U.S.
Business Overview. An increase in sales was primarily driven by the timing of our funding agreement issuances in our Retirement and Income Solutions business. Funding ratios for defined benefit pension plans of S&P 500 companies continued to fall in 2016, limiting their ability to engage in full pension plan buyouts. However, we expect that customers may choose to close out portions of pension plans over time, with the largest volume of business generally occurring near the end of any year. The impact of this decline in funding ratios for defined benefit pension plans of S&P 500 companies was lower pension risk transfers, which resulted in lower premiums. In addition, sales of income annuities and post-retirement benefit products were lower. These decreases were partially offset by the impact of a change in competitive pricing in the market, which drove an increase in structured settlement annuity sales. Changes in premiums for the Retirement and Income Solutions business were almost entirely offset by the related changes in policyholder benefits and claims. Sales improved across the Group Benefits business compared to the prior period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$5,036	$5,134	$13,451	$13,080
Universal life and investment-type product policy fees	244	232	741	699
Net investment income	1,554	1,482	4,518	4,590
Other revenues	188	180	561	550
Total operating revenues	7,022	7,028	19,271	18,919
Operating expenses
Policyholder benefits and claims and policyholder dividends	5,281	5,379	14,232	13,858
Interest credited to policyholder account balances	322	303	964	902
Capitalization of DAC	(17)	(14)	(43)	(50)
Amortization of DAC and VOBA	14	15	43	46
Interest expense on debt	2	1	7	4
Other operating expenses	668	661	2,057	2,029
Total operating expenses	6,270	6,345	17,260	16,789
Provision for income tax expense (benefit)	269	247	720	764
Operating earnings	$483	$436	$1,291	$1,366
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of higher deposits and funding agreement issuances in the current period resulted in higher invested assets, which drove an increase in net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. In addition, an increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $42 million.

Market Factors. Market factors, including sustained low interest rates, volatile equity markets and foreign currency fluctuations continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased driven by higher income on interest rate derivatives, higher returns on real estate and real estate joint ventures and hedge funds. These increases were partially offset by the adverse impact of the sustained low interest rate environment on our fixed maturity securities, as proceeds from maturing investments and the growth in the investment portfolio described above were invested at lower yields, as well as lower returns on private equities. In addition, lower interest crediting rates, consistent with the sustained low interest rate environment, contributed to the increase to operating earnings. The changes in market factors discussed above resulted in a $6 million increase in operating earnings.
Underwriting. Less favorable mortality in our term life business, mainly due to higher severity, was partially offset by favorable claims experience in our universal life business, which resulted in a decrease of $25 million in operating earnings. Favorable claims experience in our dental business combined with favorable morbidity in our individual disability business drove an increase in operating earnings of $20 million. Favorable mortality from our income annuity business was mostly offset by less favorable mortality in our specialized life insurance products.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of deposits, funding agreement issuances and increased premiums in the current period resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. In addition, an increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $89 million.
Market Factors. Market factors, including sustained low interest rates, volatile equity markets and foreign currency fluctuations continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased as a result of the impact of the sustained low interest rate environment on fixed maturity securities, as proceeds from maturing investments and the growth in the investment portfolio described above were invested at lower yields, as well as lower returns on other limited partnership interests and alternative investments. Additionally, lower investment earnings on our securities lending program resulted primarily from the impact of a flatter yield curve, as margins correlate more to the slope of the yield curve rather than the absolute level of interest rates, as well as a lower program size. These unfavorable changes were partially offset by higher income on interest rate and currency derivatives and higher returns on real estate and real estate joint ventures. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month London Interbank Offered Rate (“LIBOR”) and, as a result, a higher average interest credited rate drove an increase in interest credited expense. The changes in market factors discussed above resulted in a $155 million decrease in operating earnings.
Underwriting and Other Insurance Adjustments. Unfavorable claims experience in our group disability and dental businesses were mostly offset by favorable claims experience in our individual disability and voluntary businesses and resulted in a slight decrease in operating earnings. Favorable mortality in the current period, mainly due to favorable claims experience in our life business, resulted in a $28 million increase in operating earnings. Less favorable mortality from our specialized life insurance products and pension risk transfer business resulted in a $14 million decrease in operating earnings. Refinements to certain insurance and other liabilities, which were recorded in both periods, resulted in a $24 million decrease in operating earnings.

MetLife Holdings
Business Overview. As a result of the proposed Separation and the U.S. Retail Advisor Force Divestiture, we have discontinued marketing of life and annuity products in this segment, which has led to lower sales. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances have increased due to market performance, partially offset by the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. While net flows are still negative, we are seeing stability in surrenders and withdrawals. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$1,091	$1,111	$3,303	$3,331
Universal life and investment-type product policy fees	310	320	928	960
Net investment income	1,463	1,482	4,260	4,488
Other revenues	46	26	98	100
Total operating revenues	2,910	2,939	8,589	8,879
Operating expenses
Policyholder benefits and claims and policyholder dividends	1,814	1,841	5,475	5,365
Interest credited to policyholder account balances	230	233	687	696
Capitalization of DAC	(44)	(100)	(239)	(291)
Amortization of DAC and VOBA	217	169	591	410
Interest expense on debt	2	—	5	3
Other operating expenses	341	408	1,439	1,328
Total operating expenses	2,560	2,551	7,958	7,511
Provision for income tax expense (benefit)	109	117	178	432
Operating earnings	$241	$271	$453	$936
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. A decrease in our invested asset base was primarily due to the recapture of an assumed fixed annuity reinsurance agreement with an affiliate in the second quarter of 2016. This decline was partially offset by positive net flows in our life business coupled with the aforementioned impact of our long-term care business on asset growth, resulting in a decrease in net investment income. Consistent with the asset growth in the long-term care business, interest credited on insurance liabilities increased. In addition, the impact of lower sales and lower surrender charges in the current period reduced operating earnings. More than offsetting these decreases in operating earnings was lower interest expense related to the aforementioned recapture of the assumed fixed annuity agreement. The net impact of the aforementioned items resulted in a $4 million increase in operating earnings.

Market Factors. Market factors, including sustained low interest rates, volatile equity markets, and foreign currency fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Higher returns on other limited partnership interests and increased prepayment fees contributed to this increase in operating earnings. In addition, the impact of lower average crediting rates on certain insurance liabilities and a decrease in DAC amortization contributed to the increase in operating earnings. These increases were partially offset by the impact of the sustained low interest rate environment on net investment income, specifically from fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at lower yields. In addition, we had lower income on interest rate derivatives. The changes in market factors discussed above resulted in an $8 million increase in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable mortality in our universal life and traditional life, businesses was partially offset by favorable morbidity in our long-term care business and resulted in a decrease of $34 million in operating earnings. The results of our annual review of actuarial assumptions resulted in a decrease in operating earnings of $9 million. The annual actuarial assumption review in the current period included our annuity and life businesses with the exception of our U.S. variable annuity business, which was reviewed in the second quarter of 2016; whereas, the annual review in the prior period included all of our annuity and life businesses. Refinements to DAC and certain insurance-related liabilities recorded in the current period resulted in an increase in operating earnings of $7 million. In addition, an increase in policyholder dividends in the closed block, which we instituted in the fourth quarter of 2015, decreased operating earnings by $10 million.
Expenses. Operating earnings increased due to a decline in expenses of $10 million, mainly the result of lower amortization of deferred reinsurance commissions related to certain variable annuity reinsurance agreements entered into with an affiliate.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. Our life, annuities and long-term care businesses experienced net asset growth, which resulted in higher net investment income; however, consistent with the aforementioned asset growth, interest credited on insurance liabilities also increased. The aforementioned recapture of an assumed fixed annuity reinsurance agreement resulted in lower interest expense, which was partially offset by an increase in DAC amortization. These increases were partially offset by a lower invested asset base due to the aforementioned recapture of an assumed fixed annuity reinsurance agreement, the impact of lower sales and lower surrender charges in the current period. The combined impact of the items discussed above resulted in a $19 million increase in operating earnings.
Market Factors. Market factors, including sustained low interest rates, volatile equity markets, and foreign currency fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased on our fixed maturity securities and mortgage loans as proceeds from maturing investments and the growth in the investment portfolio described above were invested at lower yields. In addition, we had lower income on interest rate derivatives and alternative investments, as well as lower returns on other limited partnership interests. These decreases in net investment income were partially offset by higher prepayment fees and higher income on currency derivatives. In the deferred annuity business, operating earnings declined due to lower asset-based fee income, as average separate account balances decreased and DAC amortization increased. The changes in market factors discussed above resulted in a $182 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable claims experience in our long-term care business, unfavorable mortality in our traditional life businesses and less favorable fund returns related to a significant reinsurance treaty resulted in a $37 million decrease in operating earnings. The impact of our annual actuarial assumption review, which occurred in both periods, resulted in a net operating earnings decrease of $33 million and was primarily related to unfavorable DAC unlockings. Refinements to DAC and certain insurance-related liabilities that were recorded in both periods resulted in a $66 million decrease in operating earnings, which includes a current period reserve adjustment resulting from modeling improvements in the reserving process in our universal life business. In addition, an increase in policyholder dividends in the closed block, which we instituted in the fourth quarter of 2015, decreased operating earnings by $19 million.
Expenses. A $162 million net increase in expenses was primarily the result of costs associated with the aforementioned recapture of an assumed fixed annuity agreement. This increase in expenses was partially offset by lower amortization of deferred reinsurance commissions related to certain variable annuity reinsurance agreements entered into with an affiliate, as well as lower technology and employee-related costs.

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Operating revenues
Premiums	$15	$15	$47	$52
Universal life and investment-type product policy fees	58	65	182	191
Net investment income	(7)	(58)	(35)	85
Other revenues	155	177	462	516
Total operating revenues	221	199	656	844
Operating expenses
Policyholder benefits and claims and policyholder dividends	29	27	103	100
Interest credited to policyholder account balances	9	9	26	26
Capitalization of DAC	2	(3)	(3)	(5)
Amortization of DAC and VOBA	10	20	51	47
Interest expense on debt	24	30	72	88
Other operating expenses	163	564	612	1,084
Total operating expenses	237	647	861	1,340
Provision for income tax expense (benefit)	(139)	324	(403)	144
Operating earnings	$123	$(772)	$198	$(640)
The table below presents operating earnings by source, net of income tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Other business activities	$31	$22	$49	$61
Other net investment income	(16)	(49)	(68)	2
Interest expense on debt	(16)	(20)	(47)	(57)
Corporate initiatives and projects	(14)	(18)	(32)	(64)
Incremental tax benefit	133	(481)	331	(318)
Other	5	(226)	(35)	(264)
Operating earnings	$123	$(772)	$198	$(640)
Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities increased $9 million. This was primarily related to improved results from our start-up operations.
Other Net Investment Income. A $33 million increase in other net investment income was driven by higher returns on alternative investments and prior period mark-to-market losses on our trading securities. These increases were partially offset by a decrease in net investment income as a result of a lower invested asset base.

Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The current period includes a one-time tax benefit of $36 million for tax audit settlements. The prior period included the aforementioned tax charge of $557 million, which was recorded under accounting guidance for the recognition of tax uncertainties. In addition, we had higher utilization of tax preferenced items, which increased our operating earnings by $21 million over the prior period.
Other. The prior period included the aforementioned $235 million charge for interest on uncertain tax positions. The prior period also included a $7 million impairment charge on a real estate property. These increases were partially offset by a $7 million decrease in refunds received for favorable outcomes on prior years’ tax audits and $5 million of higher interest on uncertain tax positions in the current period. Additionally, our results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities decreased $12 million. This was primarily related to lower fees and higher employee-related expenses in our life business. In addition, the impact of our annual actuarial assumption review, which occurred in both periods, resulted in a decrease in operating earnings of $9 million. These decreases were partially offset by higher results from our start-up operations.
Other Net Investment Income. A $70 million decrease in other net investment income was driven by a lower invested asset base, as well as lower returns on real estate and real estate joint ventures and private equities. These decreases were partially offset by prior period mark-to-market losses on trading securities.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $32 million, primarily due to lower relocation costs, severance and consulting expenses associated with certain enterprise-wide initiatives.
Incremental Tax Benefit. Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. The current period includes a one-time tax benefit of $36 million for tax audit settlements. The prior period included the aforementioned tax charge of $557 million, which was recorded under accounting guidance for the recognition of tax uncertainties. In addition, we had higher utilization of tax preferenced investments, which increased our operating earnings by $56 million over the prior period.
Other. The prior period included the aforementioned $235 million charge for interest on uncertain tax positions. The prior period also included a $7 million impairment charge on real estate property. These increases were partially offset by $12 million of higher interest on uncertain tax positions and a $7 million decrease in refunds received for favorable outcomes on prior years’ tax audits. Additionally, our results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
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
See “— Results of Operations” for reconciliations of these measures to the most directly comparable historical GAAP measures. A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies:
Operating earnings
This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings allows analysis of our performance and facilitates comparisons to industry results.
Operating earnings is defined as operating revenues less operating expenses, both net of income tax.
Operating revenues and operating expenses
These financial measures focus on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and divested businesses and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations and other businesses that have been or will be sold or exited by MetLife and are referred to as divested businesses. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses).
The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes investment hedge adjustments which represent earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (iii) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP.

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

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB Fees and GMIB Costs, and (iii) Market Value Adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other operating expenses excludes costs related to noncontrolling interests and goodwill impairments.
The tax impact of the adjustments mentioned are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate.
The following additional information is relevant to an understanding of our performance results:

•	We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity is the portion of common stockholders’ equity that MetLife’s management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.”

Subsequent Events
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2015 Annual Report; (ii) Part II, Item 1, of Metropolitan Life Insurance Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016; and (iii) Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2015 Annual Report, Metropolitan Life Insurance Company received approximately 3,856 asbestos-related claims in 2015. During the nine months ended September 30, 2016 and 2015, Metropolitan Life Insurance Company received approximately 3,267 and 2,971 new asbestos-related claims, respectively. See Note 17 of the Notes to the Consolidated Financial Statements included in the 2015 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2016.
Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against Metropolitan Life Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that Metropolitan Life Insurance Company violated the West Virginia Uniform Unclaimed Property Act (the “Act”), seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest, and penalties. On November 21, 2012 and January 9, 2013, the Treasurer filed substantially identical suits against NELICO and General American Life Insurance Company, respectively. On August 17 2016, these companies and the West Virginia Treasurer reached an agreement in principle to resolve these actions.
Total Control Accounts Litigation
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this putative class action lawsuit on behalf of all persons for whom Metropolitan Life Insurance Company established a retained asset account, known as a total control account (“TCA”), to pay death benefits under an ERISA plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the putative class. On September 27, 2016 the court denied Metropolitan Life Insurance Company’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. The Company intends to defend this action vigorously.

Diversified Lending Group Litigations
Hartshorne v. MetLife Inc., et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs have named MetLife, Inc., MetLife Securities, Inc. and NELICO in 12 related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to a Ponzi scheme involving the Diversified Lending Group. In August 2016, a trial of claims by one of the plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MetLife Securities, Inc. and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. These companies intend to appeal this verdict.
Other Litigation
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014)
Plaintiffs filed this lawsuit against defendants, including Metropolitan Life Insurance Company and a former MetLife financial services representative, alleging that the defendants sent unsolicited fax advertisements to plaintiff and others in violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act, 47 U.S.C. § 227. The court issued a final order certifying a nationwide settlement class and approving a settlement under which Metropolitan Life Insurance Company has agreed to pay up to $23 million to resolve claims as to fax advertisements sent between August 23, 2008 and August 7, 2014. On March 23, 2016, the intermediate appellate court affirmed the trial court’s order. On September 28, 2016, the Illinois Supreme Court denied an objector’s petition for leave to appeal.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2015 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of each of Metropolitan Life Insurance Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Annual Report, as amended or supplemented by such information in Metropolitan Life Insurance Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.
Regulatory and Legal Risks
The following updates and replaces the similarly named sections of the risk factor entitled “Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2015 Annual Report, as amended or supplemented by such information in Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. There have been no material changes to other sections of such risk factor, which include: “Insurance Regulation — U.S. Federal Regulation Affecting Insurance” and “General.”
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation” included in the 2015 Annual Report, as amended or supplemented by discussions of regulatory developments elsewhere herein, and in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments,” and as further amended or supplemented below.
Insurance Regulation
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Code. As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts as well as insurance policies and annuity contracts we may sell in the future.
The DOL issued new regulations on April 6, 2016 with an effective date for most provisions of April 10, 2017. These regulations substantially expand the definition of “investment advice” and thereby broaden the circumstances under which MLIC or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, will be deemed a fiduciary under ERISA or the Code. Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. While the final regulations also provide that, to a limited extent, contracts sold and advice provided prior to April 10, 2017 do not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of these provisions, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to April 10, 2017. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs.

While we continue to analyze the impact of the final regulations on our business, we believe they could have an adverse effect on sales of annuity products to ERISA qualified plans such as IRAs through our independent distribution partners. The new regulations deem advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, fiduciaries and prohibit them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemption will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — ERISA Considerations,” as well as “Business — Regulation — ERISA Considerations” included in the 2015 Annual Report.
We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
Operational Risks
Any Failure to Protect the Confidentiality of Client Information Could Adversely Affect Our Reputation and Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations
Pursuant to U.S. federal and state laws, and laws of other jurisdictions in which MetLife operates, various government agencies have established rules protecting the privacy and security of personal information. In addition, most U.S. states and a number of jurisdictions outside the United States have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. The MetLife employees who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and MetLife employees. It is possible that a MetLife employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if MetLife employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from U.S. state regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.

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
Date: November 9, 2016

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