Form 10-K
period 2016-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2017-03-24
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 23, 2017, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MLIC. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company's filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate market-related revenue and finance statutory reserve requirements; (3) exposure to global financial and capital market risks; (4) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services; (5) adverse results or other consequences from litigation, arbitration or regulatory investigations; (6) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (7) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, dispositions of businesses, entry into joint ventures, or legal entity reorganizations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses, and changes to investment valuations; (10) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements, or value of business acquired; (11) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (12) downgrades in our financial strength or credit ratings, or MetLife, Inc.’s credit ratings; (13) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (14) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (15) differences between actual claims experience and underwriting and reserving assumptions; (16) ineffectiveness of MetLife’s risk management policies and procedures; (17) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (18) changes in accounting standards, practices and/or policies; (19) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (20) any failure to protect the confidentiality of client information; and (22) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company's filings with the U.S. Securities and Exchange Commission.
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
The Company is a provider of life insurance, annuities, employee benefits and asset management to both individuals and groups.
We are also one of the largest institutional investors in the United States with a $265.2 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, mortgage loans and U.S. Treasury and agency securities, as well as real estate and corporate equity, at December 31, 2016.
Our well-recognized brand, competitive and innovative product offerings and financial strength and expertise should help drive future growth building on a long history of fairness, honesty and integrity. Over the course of the next several years, we will pursue our refreshed enterprise strategy, focusing on transforming the Company to become more digital, driving efficiencies and innovation to achieve competitive advantage, and simplified, decreasing the costs and risks associated with our highly complex industry to customers. One MetLife remains at the center of everything we do: collaborating, sharing best practices, and putting the enterprise first. Digital and simplified are the key enablers of our new strategic cornerstones, all of which satisfy the criteria of our Accelerating Value strategic initiative by offering customers truly differentiated value propositions that allow us to establish clear competitive advantages:

●	Optimize value and risk

–	Focus on in-force and new business opportunities using Accelerating Value analysis

–	Optimize cash and value

–	Balance risk across MetLife

●	Drive operational excellence

–	Become a more efficient, high performance organization

–	Focus on the customer with a disciplined approach to unit cost improvement

●	Strengthen distribution advantage

–	Transform our distribution channels to drive productivity and efficiency through digital enablement, improved customer persistency and deeper customer relationships

●	Deliver the right solutions for the right customers

–	Use customer insights to deliver differentiated value propositions - products, services and experiences to win the right customers and earn their loyalty
MLIC is organized into two segments: U.S. and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.

Revenues derived from an agreement with the U.S. Office of Personnel Management for the Federal Employees’ Group Life Insurance program were $2.8 billion, $2.7 billion and $2.8 billion for the years ended December 31, 2016, 2015 and 2014, respectively, which represented 10%, 10% and 11%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2016, 2015 and 2014. Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, expenses, operating earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Operating revenues and operating earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.
Other Key Information
In December 2016, MLIC distributed to MetLife, Inc., as a non-cash extraordinary dividend, all of the issued and outstanding shares of common stock of each of New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”). See Note 3 of the Notes to the Consolidated Financial Statements.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”). MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it “Brighthouse Financial.”
On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). On December 6, 2016, Brighthouse filed an amendment to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to include Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA) (“Brighthouse Insurance”), NELICO, a former wholly-owned subsidiary of Metropolitan Life Insurance Company, Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company) (“Brighthouse NY”), MetLife Advisers, LLC and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock.
The ultimate form and timing of the Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. The life insurance closed block and the life and annuity business sold through Metropolitan Life Insurance Company is not expected to be a part of Brighthouse Financial. The Separation remains subject to certain conditions including, among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the Internal Revenue Service (“IRS”) and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, insurance and other regulatory approvals, and an SEC declaration of the effectiveness of the Form 10.
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. (the “U.S. Retail Advisor Force Divestiture”). MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement.
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the U.S. District Court for the District of Columbia (the “D.C. District Court”) ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia, and oral argument was heard on October 24, 2016. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “— Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”

In December 2014, Metropolitan Life Insurance Company distributed to MetLife, Inc., as a dividend, all of the issued and outstanding shares of common stock of its wholly-owned, broker-dealer subsidiary, New England Securities Corporation (“NES”). See Note 3 of the Notes to the Consolidated Financial Statements for further information.
Segments and Corporate & Other
U.S.
Product Overview
Our businesses in the U.S. segment offer a broad range of protection products and services aimed at serving the financial needs of our customers throughout their lives. These products are sold to corporations and their respective employees, other institutions and their respective members, as well as individuals. Our U.S. segment is organized into two businesses: Group Benefits and Retirement and Income Solutions.
Group Benefits
We have built a leading position in the United States group insurance market through long-standing relationships with many of the largest corporate employers in the United States.
Our Group Benefits insurance products and services include life, dental, group short- and long-term disability, individual disability, accidental death and dismemberment, critical illness, vision and accident & health coverages, as well as prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers. Under such ASO arrangements, the employer is at risk, as we have not issued an insurance policy. We pay claims funded by the employer and perform other administrative services on behalf of the employer.
The major products offered by our Group Benefits business are as follows:
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
Disability. Group and individual disability products provide a benefit in the event of the disability of the insured. In most instances, this benefit is in the form of monthly income paid until the insured reaches age 65. In addition to income replacement, the product may be used to provide for the payment of business overhead expenses for disabled business owners or mortgage payment protection.

Retirement and Income Solutions
The Retirement and Income Solutions business provides funding and financing solutions that help institutional customers mitigate and manage liabilities primarily associated with their qualified, nonqualified and welfare employee benefit programs using a spectrum of life and annuity-based insurance and investment products.
The major products offered by our Retirement and Income Solutions business are as follows:
Stable Value Products. We offer general account guaranteed interest contracts, separate account guaranteed interest contracts, and trust guaranteed interest contracts used to support the stable value option of defined contribution plans. We also offer private floating rate funding agreements that are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.
General account guaranteed interest contracts are designed to provide stable value investment options within tax-qualified defined contribution plans. Traditional general account guaranteed interest contracts integrate a general account fixed maturity investment with a general account guarantee of liquidity at contract value for participant transactions.
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
Through the Federal Home Loan Bank (“FHLB”) advance program, funding agreements have been issued by Metropolitan Life Insurance Company and its former subsidiary, GALIC, to regional FHLB banks.
Through the Federal Agricultural Mortgage Corporation (“Farmer Mac”) program, funding agreements have been issued by Metropolitan Life Insurance Company to a subsidiary of Farmer Mac, as well as to certain special purpose entities (“SPEs”) that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac.
Other Products and Services. We offer specialized life insurance products and funding agreements designed specifically to provide solutions for funding postretirement benefits and company-, bank- or trust- owned life insurance used to finance nonqualified benefit programs for executives.
Sales Distribution
Group Benefits Distribution
Group Benefits distributes its products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. In addition, voluntary products are sold by specialists. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products.
We have entered into several operating joint ventures and other arrangements with third parties to expand opportunities to market and distribute Group Benefits products and services. We also sell our Group Benefits products and services through sponsoring organizations and affinity groups and provide life and dental coverage to certain employees of the U.S. Government.
Retirement and Income Solutions Distribution
Retirement and Income Solutions distributes its products and services through dedicated sales teams and relationship managers. Products may be sold directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual and group distribution areas to better reach and service customers, brokers, consultants and other intermediaries.
MetLife Holdings
Product Overview
Our MetLife Holdings segment consists of operations relating to products and businesses that we no longer actively market in the United States. These products and businesses include variable, universal, term and whole life, as well as variable, fixed and index-linked annuities. Our MetLife Holdings segment also includes our discontinued long-term care business.
The major products within our MetLife Holdings segment are as follows:
Variable, Universal and Term Life. These life products are similar to those offered by our Group Benefits business, except that these products were marketed to individuals through various retail distribution channels. For a description of these products, see “— U.S. — Product Overview — Group Benefits.”

Whole Life. Whole life products provide a benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Premium payments may be required for the entire life of the contract period, to a specified age or period, and may be level or change in accordance with a predetermined schedule. Whole life insurance includes policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash, or apply them to increase death benefits, increase cash values available upon surrender or reduce the premiums required to maintain the contract in-force.
Variable Annuities. Variable annuities provide for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to allocate deposits into various investment options in a separate account, as determined by the contractholder. The risks associated with such investment options are borne entirely by the contractholder, except where guaranteed minimum benefits are involved. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. In addition, contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged and where asset allocation restrictions may apply.
Fixed and Indexed-Linked Annuities. Fixed annuities provide for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment option flexibility provided by variable annuities, but provide guarantees related to the preservation of principal and interest credited. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Credited interest rates may be guaranteed not to change for certain limited periods of time, ranging from one to 10 years. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant. Additionally, the Company has issued indexed-linked annuities which allow the contractholder to participate in returns from equity indices.
Long-term Care. Long-term care products provide protection against the potentially high costs of long-term health care services. They generally pay benefits to insureds who need assistance with activities of daily living or have a cognitive impairment. Although we discontinued the sale of these products in 2010, we continue to service our existing inforce policyholders.
Corporate & Other
Overview
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including enterprise-wide strategic initiative restructuring charges and various start-up businesses (including our investment management business through which the Company offers fee-based investment management services to institutional clients, as well as the direct to consumer portion of the U.S. Direct business). Corporate & Other also includes the Company’s ancillary international operations, the businesses of the Company that MetLife, Inc. plans to separate and include in Brighthouse Financial and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the investments we make with the premiums we receive. We establish liabilities for claims and benefits based on assumptions and estimates of losses and liabilities incurred. Amounts for actuarial liabilities are computed and reported on the consolidated financial statements in conformity with GAAP. For more details on policyholder liabilities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Liability for Future Policy Benefits.”
Pursuant to applicable insurance laws and regulations, we, as well as a captive reinsurer subsidiary, establish statutory reserves, reported as liabilities, to meet their obligations on their respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.

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
Rates for group benefit products are based on anticipated earnings and expenses for the book of business being underwritten. Renewals are generally reevaluated annually or biannually and are re-priced to reflect actual experience on such products. Products offered by Retirement and Income Solutions are priced on demand. Pricing reflects expected investment returns, as well as mortality, longevity and expense assumptions appropriate for each product. This business is generally nonparticipating and illiquid, as policyholders have few or no options or contractual rights to cash values.

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
U.S.
For certain policies within our Group Benefits business, we generally retain most of the risk and only cede particular risk on certain client arrangements. The majority of our reinsurance activity within this business relates to the following client agreements:

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

For our Retirement and Income Solutions business, we have periodically engaged in reinsurance activities on an opportunistic basis. There were no significant transactions during the periods presented. In April 1996 and December 1997 the Company entered into two long-term transactions representing approximately $1.5 billion of reserve transfers on structured settlement policies. Through these transactions, 100% of certain risks were transferred, such as payments contingent upon the beneficiary living at the time payment is owed, beginning in 2017 for certain policies, and non-contingent payments guaranteed for a certain minimum number of years, for other policies.
MetLife Holdings
For our life products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. We currently reinsure 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount we retain. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.
For annuities, we reinsure 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued since 2004 to an affiliate and portions of the living and death benefit guarantees issued in connection with our variable annuities issued prior to 2004 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, we pay a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receive reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. We also assume 100% of certain variable annuity risks issued by an affiliate.
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
Reinsurance Recoverables
For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables on the consolidated balance sheets, see Note 6 of the Notes to the Consolidated Financial Statements.

Regulation

Overview
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of New York. Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). If MetLife, Inc. were re-designated as a non-bank SIFI, it could also be subject to regulation by the Federal Reserve and the FDIC and, as a subsidiary of MetLife, Inc., we could be affected by such regulation. We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades. However, President Trump and the majority party have expressed goals to dismantle or roll back Dodd-Frank. See “— Insurance Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” for the discussion of Dodd-Frank.
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
Metropolitan Life Insurance Company has all material licenses to transact business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands. Metropolitan Life Insurance Company is regulated and has all material licenses in each U.S. jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving certain policy forms, including required policyholder disclosures;

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

State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 16 of the Notes to the Consolidated Financial Statements.
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Regulation”) in December 2010 and December 2014. The Model Holding Company Act and Regulation serve as a basis for action by the states. See “— NAIC” for further information on the Model Holding Company Act and Regulation.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.” See also “Dividend Restrictions” in Note 12 of the Notes to the Consolidated Financial Statements for further information regarding such limitations, as well as an amendment to the New York Insurance Law permitting MLIC to pay stockholder dividends to MetLife, Inc. in any calendar year without prior insurance regulatory clearance under one of two alternative formulations during 2016 and going forward.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business.
Dodd-Frank effected the most far-reaching overhaul of financial regulation in the United States in decades. The full impact of Dodd-Frank on us will depend on whether MetLife, Inc. again becomes subject to supervision and regulation as a non-bank SIFI, as well as the adoption and implementation of final rules for insurance non-bank SIFIs required or permitted by Dodd-Frank, a number of which remain to be completed. Additionally, President Trump and the majority party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an Executive Order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. We are not able to predict with certainty whether any such proposal would have a material effect on our business operations and cannot currently identify all of the risks or opportunities, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.
Dodd-Frank also includes provisions that may impact our investments and investment activities, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear. Such provisions and regulations include, but are not limited to, the potential application of enhanced prudential standards and capital requirements, including additional quantitative limits with respect to proprietary trading and sponsoring or investing in hedge funds or private equity funds, to non-bank SIFIs, all of which could potentially affect MetLife, Inc. See “— Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.” However, following the transition occurring in the United States government and the priorities of the Trump Administration, we cannot predict with certainty whether any such regulations will be adopted. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” for information regarding the Trump Administration’s expressed goals to dismantle or roll back Dodd-Frank.
Guaranty Associations and Similar Arrangements
Most of the jurisdictions in which we are admitted to transact business require life and health insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 16 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 16 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2016, 2015 and 2014, we did not receive any material adverse findings resulting from state insurance department examinations.
Regulatory authorities in a number of states and Financial Industry Regulatory Authority, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. See Note 16 of the Notes to the Consolidated Financial Statements.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 16 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries and related litigation and sales practices claims.
The International Association of Insurance Supervisors has encouraged U.S. insurance supervisors, such as the NYDFS, to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. In September 2016, a Supervisory College meeting was chaired by the NYDFS and attended by MetLife’s key U.S. and international regulators. MetLife, Inc. has not received any reports or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business.
Policy and Contract Reserve Adequacy Analysis
Annually, we, as well as our captive reinsurer subsidiary, are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification. Since the inception of this requirement, we, as well as our captive insurance subsidiary, have provided these opinions, as required, without qualifications.
NAIC
The NAIC is an organization, the mission of which is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various state insurance departments may impact the statutory capital and surplus of Metropolitan Life Insurance Company.
The Model Holding Company Act and Regulation include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where MetLife has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. In December 2014, the NAIC adopted amendments to the Model Holding Company Act that would authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers that choose to opt in for the group-wide supervision. The amendments create a selection process for the group-wide supervisor, extend confidentiality protection to communications with the group-wide supervisor, and outline the duties of the group-wide supervisor. To date, a number of jurisdictions have adopted laws and regulations enhancing group-wide supervision.

The NAIC has concluded its “Solvency Modernization Initiative,” which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC’s Solvency Modernization Initiative focused on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Filing Model Act and Regulation at its August 2014 meeting. The model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, has been adopted in approximately 10 states. In addition, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA Model Act”), which has been enacted by New York, our domiciliary state. The ORSA Model Act requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife, Inc. has submitted on behalf of the enterprise an Own Risk and Solvency Assessment summary report to the NYDFS annually since this requirement became effective.
In 2015, the NAIC commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this study, the NAIC engaged a third-party consultant to develop recommendations in 2016. The NAIC has asked the consultant to conduct an additional study and develop new recommendations in 2017. The NAIC will consider the 2017 recommendations, which, if adopted, would apply to insurers’ existing and new business and likely would materially change the sensitivity of the balance sheet (including reserve and capital requirements) to capital markets. It is not possible to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if any such 2017 recommendations are adopted, nor is it possible to predict the extent to which any such recommendations would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such recommendations will be adopted or to the timing of any such adoption.
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives, or what impact these initiatives will have on our business, financial condition or results of operations.
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Metropolitan Life Insurance Company is subject to risk-based capital (“RBC”) requirements that were developed by the NAIC and adopted by New York. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of Metropolitan Life Insurance Company was in excess of each of those RBC levels. See “Statutory Equity and Income” in Note 12 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.”
We are not aware of any NAIC adoptions that would have a material impact on the RBC of Metropolitan Life Insurance Company.
Regulation of Investments
Metropolitan Life Insurance Company is subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by Metropolitan Life Insurance Company complied, in all material respects, with such regulations at December 31, 2016.

New York’s Cybersecurity Regulation
On February 16, 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulations became effective on March 1, 2017, and will be implemented in stages commencing 180 days later. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. The new regulation specifically provides for: (i) controls relating to the governance framework for a cybersecurity program, including funding and staffing requirements, management oversight, and periodic reporting to senior management; (ii) risk-based minimum standards for technology systems including access controls, for data protection; (iii) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance to the NYDFS.
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
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and Individual Retirement Accounts (“IRAs”) if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
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

Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On January 13, 2015, MetLife, Inc. filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the D.C. Circuit Court of Appeals, and oral argument was heard on October 24, 2016. If the FSOC prevails on appeal or re-designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI.
Regulation of MetLife, Inc. as a non-bank SIFI could materially and adversely affect our business. For example, the Federal Reserve Board has issued an advance notice of proposed rulemaking but not yet finally determined the enhanced capital requirements that would apply to insurance non-bank SIFIs. If MetLife, Inc. were re-designated as a non-bank SIFI, those capital requirements may adversely affect our ability to compete with other insurers that are not subject to those requirements, and our ability to issue guarantees could be constrained. In addition, if re-designated as a non-bank SIFI, MetLife, Inc. would need to obtain Federal Reserve approval before directly or indirectly acquiring, merging or consolidating with a financial company having more than $10 billion of assets or acquiring 5% or more of any voting class of securities of a bank or bank holding company and, depending on the extent of the combined company’s liabilities, would be subject to additional restrictions regarding its ability to merge. The Federal Reserve would also have the right to require us, or our insurance company affiliates, to take prompt action to correct any financial weaknesses.
Together with other large financial institutions and non-bank SIFIs, if MetLife, Inc. were re-designated as a non-bank SIFI, it would be subject to a number of Dodd-Frank requirements including responsibility to pay certain assessments and other charges (i) equal to the total expenses the Federal Reserve Board thinks is necessary for its supervision of bank holding companies and non-bank SIFIs, and (ii) in connection with the Financial Research Fund within the U.S. Department of Treasury that funds the Office of Financial Research, an agency established by Dodd-Frank to improve the quality of financial data available to policymakers and facilitate more robust and sophisticated analysis of the financial system. See “Risk Factors — Regulatory and Legal Risks — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations.” See also “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” for information regarding the Trump Administration’s expressed goals to dismantle or roll back Dodd-Frank.
Enhanced Prudential Standards for Non-Bank SIFIs
The Federal Reserve Board has indicated that it plans to apply enhanced prudential standards, including enhanced capital requirements, governance, risk management and liquidity requirements, to non-bank SIFIs by rule or order. Once capital requirements for non-bank SIFIs are determined, non-bank SIFIs will be required to undergo three stress tests each year. Companies will be required to take the results of the stress tests into consideration in their annual capital planning and resolution and recovery planning. Non-bank SIFIs are also required to submit a resolution plan (annually and upon change of circumstances) setting forth how the company could be resolved under the Bankruptcy Code in the event of material financial distress. A failure to submit a “credible” resolution plan could result in the imposition of a variety of measures, including additional capital, leverage, or liquidity requirements, and forced divestiture of assets or operations.
In addition, if MetLife, Inc. were re-designated as a non-bank SIFI and if it were determined that MetLife, Inc. posed a substantial threat to U.S. financial stability, the applicable federal regulators would have the right to require it to take one or more other mitigating actions to reduce that risk.
Following the transition occurring in the United States government and the priorities of the Trump Administration, however, we cannot predict with certainty whether any such regulations will be adopted, nor how they might apply to MetLife, Inc. were it to be re-designated as a non-bank SIFI. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” for information regarding the Trump Administration’s expressed goals to dismantle or roll back Dodd-Frank.

Orderly Liquidation Authority
Under the provisions of Dodd-Frank relating to the resolution or liquidation of certain types of financial institutions, if MetLife, Inc. or another financial institution were to become insolvent or were in danger of defaulting on its obligations, it could be compelled to undergo liquidation with the FDIC as receiver. For this new regime to be applicable, a number of determinations would have to be made, including that a default by the affected company would have serious adverse effects on financial stability in the U.S. While under this new regime an insurance company would be resolved in accordance with state insurance law, if the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as MetLife, Inc.), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. The FDIC’s purpose under the liquidation regime is to mitigate the systemic risks the institution’s failure poses, which is different from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. Dodd-Frank also provides for the assessment of bank holding companies with assets of $50 billion or more and non-bank SIFIs to cover the costs of liquidating any financial company subject to the new liquidation authority.
Volcker Rule
Under the Volcker Rule, Dodd-Frank authorizes through rulemaking additional capital requirements and quantitative limits on proprietary trading and sponsoring or investing in funds (hedge funds and private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (the “Investment Company Act”), by a non-bank SIFI. Regulations defining and governing such requirements and limits on non-bank SIFIs have not been proposed and were not addressed in the final regulations issued on December 10, 2013 implementing the Volcker Rule for insured depository institutions and their affiliates (“Volcker Rule Regulations”). After designation as a non-bank SIFI, a non-bank SIFI will have a two-year period, subject to further extension by the Federal Reserve Board, to conform to any such requirements and limits that may be set forth in final regulations applicable to non-bank SIFIs. Subject to safety and soundness determinations as part of rulemaking that could require additional capital requirements and quantitative limits, Dodd-Frank provides that the exemptions under the Volcker Rule also are available to exempt any additional capital requirements and quantitative limits on non-bank SIFIs. The Volcker Rule Regulations provide an exemption, subject to certain requirements, for trading activities and fund sponsorship and investments by a regulated insurance company and its affiliates solely for the general account or separate account of such insurance company. Until final regulations applicable to non-bank SIFIs have been promulgated, it is unclear whether MetLife, Inc., were it to be re-designated as a non-bank SIFI, and MLIC, as an affiliate of MetLife, Inc., would have to alter any of their future activities to comply.
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on the Company, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements, including the requirement to pledge initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the phase-in period; these requirements will likely be applicable to us in September 2020 as the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the U.S. Commodity Futures Trading Commission (“CFTC”) adopted final margin requirements for non-centrally cleared derivatives during the fourth quarter of 2015, which are broadly consistent with the requirements published by the Bank of International Settlements and International Organization of Securities. These increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.

Dodd-Frank also expanded the definition of “swap” and mandated the SEC and CFTC (collectively, the “Commissions”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the Commissions’ interpretive regulations, products we offer other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients.
See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” for information regarding the Trump Administration’s expressed goals to dismantle or roll back Dodd-Frank.
Securities Regulation
Some of our activities in offering and selling variable insurance products as well as certain fixed interest rate or index-linked contracts, are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933 (“Securities Act”). We also issue fixed interest rate or index-linked contracts with features that require them to be registered as securities under the Securities Act. Certain variable contract separate accounts we sponsor are exempt from registration, but may be subject to other provisions of the federal securities laws.
Federal and state securities regulatory authorities from time to time make inquiries and conduct examinations regarding our compliance with securities laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. See “Risk Factors — Regulatory and Legal Risks — Changes in Tax Laws or Interpretations of Such Laws Could Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers.”
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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See Note 16 of the Notes of the Consolidated Financial Statements.
Company Ratings
Insurer financial strength ratings represent the opinions of rating agencies, including A.M. Best Company (“A.M. Best”), Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Global Ratings (“S&P”), regarding the ability of an insurance company to meet its financial obligations to policyholders and contractholders.
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

Insurer Financial Strength Ratings
The following insurer financial strength ratings represent each rating agency’s opinion of Metropolitan Life Insurance Company’s ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in securities of Metropolitan Life Insurance Company. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.
Our insurer financial strength ratings at the date of this filing are indicated in the following table. Additional information about financial strength ratings can be found on the websites of the respective rating agencies.

	A.M. Best	Fitch	Moody’s	S&P
Ratings Structure	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Metropolitan Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 22
Rating agencies may continue to review and adjust our ratings, including in connection with the proposed Separation. See “Business Overview — Other Key Information” for further details on the proposed Separation and “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings or MetLife, Inc.’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies” for an in-depth description of the impact of a ratings downgrade.

Item 1A. Risk Factors
Economic Environment and Capital Markets-Related Risks
If Difficult Conditions in the Global Capital Markets and the Economy Generally Persist, They May Materially Adversely Affect Our Business and Results of Operations
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in financial asset classes or various markets, including global capital markets, can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation, all affect our financial condition, as well as the volume, profitability and results of our business operations and our ability to meet our obligations, either directly or by virtue of their impact on the business and economic environment generally and on general levels of economic activity, employment and customer behavior specifically. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of mismatched impacts on the value of our assets and our liabilities. Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” In addition, the impact on global capital markets, the economy and MetLife of the transition occurring in the United States government and the priorities of the Trump Administration is uncertain.
To the extent these uncertain financial market conditions persist, our revenues, reserves and net investment income, as well as the demand for certain of our products, are likely to remain under pressure. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. See “— We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.” Also, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant capital and/or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees, including increases in liabilities, capital maintenance obligations and/or collateral requirements associated with our affiliated reinsurers and other similar arrangements. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to sustained periods of low market returns, low levels of U.S. interest rates, and/or heightened market volatility, which may also increase the cost and limit the availability of the hedging instruments and other protective measures we take to mitigate such risk, or increase the cost of our insurance liabilities, which could have a material adverse effect on our statutory capital and earnings, as well as impair our financial strength ratings.
Adverse Global Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital
The global capital and credit markets may be subject to periods of extreme volatility. Disruptions in capital markets could cause our liquidity and credit capacity to be limited.
We need liquidity to pay claims and other operating expenses, interest on our debt and dividends on our capital stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit our investments, and our business and financial results may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
In the event global capital market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors and may not be available on favorable terms, or at all. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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
We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period
We are exposed to significant global financial and capital markets risks, including changes in interest rates, equity prices, market volatility, global economic performance in general, derivatives and other factors outside our control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.”
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
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our investment margin. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although lowering interest crediting rates can help offset decreases in spreads on some products, our ability to lower these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates, and could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative, which could have a material adverse effect on our results of operations and financial condition. See “— Risks Related to Our Business — Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk.”
Our expectation for future spreads is an important component in the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”). Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period and potentially negatively affecting our credit instrument covenants or rating agency assessment of our financial condition. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position, cash flows, and significantly reduce our profitability.
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. We, therefore, may have to accept a lower credit spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA, which reduces net income and potentially negatively affects our credit instrument covenants and rating agency assessment of our financial condition.

We manage interest rate risk as part of our asset and liability management strategies, which include maintaining an investment portfolio with diversified maturities that has a weighted average duration that reflects the duration of our estimated liability cash flow profile. For certain of our liability portfolios it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. We also use derivatives to mitigate interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest rate sensitive liabilities. See “Quantitative and Qualitative Disclosures About Market Risk.” In addition, asymmetrical and non-economic accounting may cause material changes to our net income and stockholders’ equity in any given period because our non-qualified derivatives are recorded at fair value through earnings, while the related hedged items either follow an accrual-based accounting model, such as insurance liabilities, or are recorded at fair value through other comprehensive income. See Note 9 of the Notes to the Consolidated Financial Statements for the primary reasons why many of the Company’s derivatives do not qualify for hedge accounting, even though they may be effective economic hedges.
Significant volatility in the markets could cause changes in the risks set forth above which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Equity Risk
We are exposed to equity risk due to our investments in leveraged buy-out funds, hedge funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these alternative investment classes. In addition, the estimated fair value of such investments may be impacted by downturns or volatility in equity markets. See “Quantitative and Qualitative Disclosures About Market Risk.”
Regulatory and Legal Risks
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
Our insurance businesses are subject to a wide variety of insurance and other laws and regulations. Additionally, Dodd-Frank, discussed further below, effected the most far-reaching overhaul of financial regulation in the United States in decades. However, President Trump and the majority party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an Executive Order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. We are not able to predict with certainty whether any such proposal would have a material effect on our business operations and cannot currently identify all of the risks or opportunities, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
Insurance Regulation
The NAIC is an organization whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. State insurance regulators may act independently or adopt regulations proposed by the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, can sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.

In 2015, the NAIC commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this study, the NAIC engaged a third-party consultant to develop recommendations in 2016 regarding reserve and capital requirements, and has asked the consultant to conduct an additional study and develop new recommendations in 2017. The NAIC will consider the 2017 recommendations which, if adopted, would apply to insurers’ existing and new business and likely would materially change the sensitivity of the balance sheet (including reserve and capital requirements) to capital markets. It is not possible to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if any such 2017 recommendations are adopted, nor is it possible to predict the extent to which any such recommendations would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given as to whether any such recommendations will be adopted or to the timing of any such adoption.
The NAIC is also studying its RBC factors for bonds, real estate and collateral pledged to support FHLB advances. It is premature to project the impact of any such adoption.
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Code. As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen, unless an exemption or exception is available. Similarly, without an exemption or exception, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
General
From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
On December 18, 2014, the FSOC designated MetLife, Inc. as a non-bank SIFI. On January 13, 2015, MetLife, Inc. filed an action in the D.C. District Court asking the Court to review and rescind the FSOC’s designation. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the D.C. Circuit Court of Appeals, and oral argument was heard on October 24, 2016.
If the FSOC prevails on appeal or re-designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation that could materially and adversely affect our business and competitive position. Non-bank SIFIs are supervised by the Federal Reserve Board and subject to enhanced prudential standards which Dodd-Frank requires the Federal Reserve Board to adopt. The Federal Reserve Board has not yet fully implemented most of the standards that will apply to non-bank SIFIs. Accordingly, the manner in which the ultimate standards might apply to MetLife, Inc. were it to be re-designated as a non-bank SIFI and the full impact of such standards on us, remains unclear. If MetLife, Inc. were to be re-designated as a non-bank SIFI, however, it is possible that such regulations could cause us, among other things, to raise the price of the products we offer, reduce the amount of risk we take on, or stop offering certain products altogether.
The Trump Administration has called for a comprehensive review of Dodd-Frank and has generally delayed all pending regulations. We cannot predict with certainty what other proposals may be made or what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition.

Changes in Tax Laws or Interpretations of Such Laws Could Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in tax laws or interpretations of such laws could increase our corporate taxes, which may materially impact our net equity. Budget deficits make it likely that governments’ need for additional revenue will result in future tax proposals that will increase our effective tax rate. Additionally, the Trump Administration and Congress have publicly stated that fundamental U.S. tax reform is a priority. The substance, timing and likelihood of tax law changes and potential tax reform are uncertain and could impact the Company’s corporate taxes, whether favorably or adversely.
Such changes could not only directly impact our corporate taxes but also could adversely impact our products (both life insurance and retirement plans) by making some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets.
Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings are discussed in Note 16 of the Notes to the Consolidated Financial Statements. Updates are provided in the notes to our interim condensed consolidated financial statements included in our subsequently filed quarterly reports on Form 10-Q, as well as in Part II, Item 1 (“Legal Proceedings”) of those quarterly reports.
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers and retain our current customers could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry.
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the countries where we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.

Investments-Related Risks
Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature, and Our Requirements to Pledge Collateral in Derivatives Transactions May Adversely Affect Our Liquidity
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, certain derivative instruments, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate joint ventures and funds. In recent years, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.
Similarly, we loan blocks of our securities to third parties (primarily brokerage firms and commercial banks) through our securities lending program, including fixed maturity (primarily U.S. government and U.S. government-backed securities) and equity securities, short-term investments and cash equivalents. Under this program, we obtain collateral, usually cash, at the inception of a loan and typically purchase securities with the cash collateral. Upon the return to us of these loaned securities, we must return to the third party the cash collateral we received. If the cash collateral has been invested in securities, we need to sell the securities. However, in some cases, the maturity of those securities may exceed the term of the related securities on loan and the estimated fair value of the securities we need to sell may fall below the amount of cash received.
If we are required to return significant amounts of cash collateral under our securities lending program or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Securities Lending” and Note 8 of the Notes to the Consolidated Financial Statements.
Our liquidity could also be adversely affected under the terms of our derivatives. Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances, such as restriction or elimination of certain types of previously eligible collateral. We may also incur charges to pledge such non-cash collateral, which would increase our costs and could adversely affect the liquidity of our investments and the composition of our investment portfolio. See “Business — Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral,” and Note 9 of the Notes to the Consolidated Financial Statements.

Gross Unrealized Losses on Fixed Maturity and Equity Securities May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income
Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS.”
The Defaults or Deteriorating Credit of Other Financial Institutions Could Adversely Affect Us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our business and results of operations.
Risks Related to Our Business
An Inability to Access Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in MetLife, Inc.’s Credit Ratings and Our Credit and Financial Strength Ratings
We rely on the unsecured credit facility maintained by MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”), a wholly-owned subsidiary of Metropolitan Life Insurance Company (the “Credit Facility”), as a potential source of liquidity. The right to borrow funds under the Credit Facility is subject to the fulfillment of certain important conditions, including our compliance with all covenants, and the ability to borrow under the Credit Facility is also subject to the continued willingness and ability of the lenders that are parties to the Credit Facility to provide funds. Our failure to comply with the covenants in the Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Credit Facility, would restrict our ability to access the Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, results of operations, and our credit and financial strength ratings, as well as MetLife, Inc.’s credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements.
We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies
Metropolitan Life Insurance Company’s plan of reorganization, as amended, established in connection with its demutualization, required that we establish and operate an accounting mechanism, known as a closed block, to ensure that the reasonable dividend expectations of policyholders who own individual participating whole life insurance policies of Metropolitan Life Insurance Company in force at the time of the demutualization are met. We allocated assets to the closed block in an amount that will produce cash flows which, together with anticipated revenue from the policies included in the closed block, are reasonably expected to be sufficient to support obligations and liabilities relating to these policies and to provide for the continuation of the policyholder dividend scales in effect for 1999 and for appropriate adjustments in such scales. The closed block assets, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block will benefit only the holders of the policies in the closed block but may not be sufficient to provide for the benefits guaranteed under these policies. If they are not, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds. See Note 7 of the Notes to the Consolidated Financial Statements.

A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings or MetLife, Inc.’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations
Financial strength ratings are published by various Nationally Recognized Statistical Rating Organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations, and are important to maintaining public confidence in our products and our competitive position. See “Business — Company Ratings” for additional information regarding our financial strength ratings.
Downgrades in our financial strength or credit ratings, MetLife, Inc.’s credit ratings or changes to our or MetLife, Inc.’s ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	impacting our ability to generate cash flows from issuances of funding agreements and other capital market products;

•	impacting the cost and availability of financing for MetLife, Inc. and its subsidiaries, including us.

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and derivative transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	providing termination rights for the benefit of our derivative instrument counterparties;

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all;

•	limiting our access to the capital markets;

•	potentially increasing the cost of debt;

•	requiring us to post collateral; and

•	subjecting us to potentially increased regulatory scrutiny.
In addition to our financial strength ratings, various NRSROs also publish credit ratings for MetLife, Inc. and several of its subsidiaries, including us. Credit ratings indicate the NRSROs’ opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the impact of a one-notch downgrade with respect to derivative transactions with financial strength or credit rating downgrade triggers and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” for further information on the impact of a one-notch downgrade. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies.”
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

In addition, reinsurance, indemnification and derivatives, in general, do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations, including our liquidity. See “Business — Reinsurance Activity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivatives.”
Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results
Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. We cannot determine precisely the amounts which we will ultimately pay to settle our liabilities, and such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments prove inadequate, we must increase them and/or reduce associated DAC and/or VOBA. Such adjustments could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business — Policyholder Liabilities.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results — Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015 — Actuarial Assumption Review” for further information regarding the manner in which policyholder behavior and other events may differ from our assumptions and, thereby affect our financial results.
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
If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC, DSI and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “— Economic Environment and Capital Markets-Related Risks — We are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period” for a discussion of how significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and Note 1 of the Notes to the Consolidated Financial Statements for further consideration of DAC and VOBA.

Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
Certain of our variable annuity products include guaranteed benefits, including guaranteed minimum death benefits, guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits (“GMIBs”). Certain of our interest rate sensitive products include a minimum crediting rate feature which could be guaranteed for a period of time or life time of the policies. These guarantees are designed to protect policyholders against significant downturns in equity markets and interest rates. Any such periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. An increase in these liabilities would result in a decrease in our net income.
We use derivatives and other risk management strategies to hedge the economic exposure inherent in these liabilities. These economically effective hedges do not qualify for hedge accounting treatment, and, as result, such non-qualifying derivatives may introduce volatility in the results of our operations, including net income, to the extent the financial measurement of the hedged liability does not fully reflect the sensitivity to the underlying economic exposure.
We also use derivatives and other risk management strategies to directly mitigate the volatility in net income associated with certain of these liabilities that are measured at fair value. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers, derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses.”
In addition, hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, capitalization, financial condition or liquidity. See Note 1 of the Notes to the Consolidated Financial Statements for further consideration of the risks associated with guaranteed benefits.
Risks Related to Acquisitions, Dispositions or Other Structural Changes
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions, Dispositions of Businesses, or Legal Entity Reorganizations
MetLife, Inc. and its subsidiaries, including us, have engaged in dispositions and acquisitions of businesses in the past, and expect to continue to do so in the future. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results, including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from activities relating to an initial public offering, spin-off, joint venture or legal entity reorganization.
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
Risks Relating to Dispositions
MetLife, Inc. and its subsidiaries, including us, may from time to time dispose of business or blocks of in-force business through an outright sale, reinsurance transaction or by alternate means such as a public offering of shares in an independent, publicly traded company or a spin-off, which would also result in a separate, possibly independent and publicly traded, company.

When we dispose of subsidiaries or operations, we may remain liable to the acquiror or to third parties for certain losses or costs arising from the divested business or on other bases. We may also not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Furthermore, transitional services or tax arrangements related to any such separation could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Depending on its particulars, a separation could increase our exposure to certain risks, such as by decreasing the diversification of our sources of revenue. Moreover, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such restructuring could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition.
Risks Relating to Joint Ventures
We may enter into joint ventures with other companies, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for capital, product distribution, local market knowledge, or other resources.
A joint venture may require an investment of considerable management, financial and operational resources to establish sufficient infrastructure such as underwriting, actuarial, risk management, compliance or other processes. If we are unable to effectively cooperate with joint venture counterparties, or any joint venture counterparty fails to meet its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to exercise management control or influence over these joint venture operations and our ability to achieve our objectives and our results of operations may be negatively impacted thereby impairing our investment.
Risks Relating to Legal Entity Reorganizations
In addition, we may reorganize or consolidate the legal entities through which we conduct business. The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those outlined above that are present in the case of an acquisition, including additional costs and expenses, information technology-related delays and problems, loss of key personnel and distraction of management. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations, the composition of certain of our investment portfolios, and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. These transactions are often effected to achieve certain operational, capital or tax benefits and to the extent not realized could affect the ongoing value and financial results of such entities. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
Operational Risks
MetLife’s Risk Management Policies and Procedures May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business
MetLife’s enterprise risk management program is designed to mitigate material risks and loss to MetLife. MetLife has developed and continues to develop risk management policies and procedures for itself and its subsidiaries, including us, to reflect the ongoing review of risks and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Models used by MetLife’s business are based on assumptions and projections which may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly or fully predict future exposures and could contain errors related to model inputs, data, assumptions, calculations, or output. See “Quantitative and Qualitative Disclosures About Market Risk.”

The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in MetLife’s Disaster Recovery Systems and Management Continuity Planning, Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
Our business is highly dependent upon the effective operation of MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on MetLife’s computer systems and we rely on sophisticated technologies to maintain the security of that information. MetLife’s computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. While, to date, MetLife has not experienced a material breach of cybersecurity, administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems. In some cases, such physical and electronic break-ins, cyber-attacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations.
In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers, or employees generally, were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
The failure of our computer systems and/or our disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third parties that provide operational or information technology services to us to confirm compliance with MetLife’s information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While MetLife maintains cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $210 million. There can be no assurance that MetLife’s information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information.

Any Failure to Protect the Confidentiality of Client Information Could Adversely Affect Our Reputation and Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations
Pursuant to U.S. federal and state laws, and laws of other jurisdictions in which MetLife operates, various government agencies have established rules protecting the privacy and security of personal information. In addition, most U.S. states and a number of jurisdictions outside the United States, have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. The MetLife employees who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and MetLife employees. It is possible that a MetLife employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if MetLife employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from U.S. state regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease 418,000 rentable square feet in an office building in Manhattan, New York. The term of that lease commenced in February 2008 and continues until April 2029. We have subleased 66,000 rentable square feet of that space to two subtenants, which met our standards of review with respect to creditworthiness. We also lease 595,000 rentable square feet at 200 Park Avenue, New York (the “MetLife Building”) under multiple leases beginning in May 2005 and expiring on various dates through September 2027. This space includes MetLife, Inc.’s boardroom. We have leased 12,000 rentable square feet in the MetLife Building to a subtenant for a term that began July 2016 and extends through December 2019. Each of these spaces under lease is occupied by both of our segments, as well as Corporate & Other. The Company began to consolidate its existing New York City area offices to the MetLife Building in December 2016 and expects to complete the consolidation by May 2017. As a result of the consolidation, the spaces to be vacated are being actively marketed for sublease.
We lease 512,000 rentable square feet in Charlotte, North Carolina in two buildings, which are predominantly occupied by the U.S. segment, as well as Corporate & Other. We have leased 69,000 rentable square feet in these buildings to subtenants through December 2017. The leases for these two buildings commenced in April 2013 and in November 2014 and both extend through September 2026. We lease 436,000 rentable square feet in two buildings in Cary, North Carolina, which are occupied primarily by Global Technology & Operations, which supports all of our segments, as well as Corporate & Other. The initial lease, commencing in February 2015, was expanded in April 2015, and continues through April 2030.

We own eight buildings in the United States that we use in the operation of our business. These buildings contain 1.7 million rentable square feet and are located in the following states: Florida, Illinois, Missouri, New York, Oklahoma and Pennsylvania. Our computer center in Rensselaer, New York is not owned in fee but rather is occupied pursuant to a long-term ground lease. In addition to the aforementioned leases in New York and North Carolina, we have 100 leases in over 90 other locations throughout the United States including our Long Island City, New York, facility. These additional leased facilities consist of 4.3 million rentable square feet. Of these leases, over 35 are occupied as sales offices while the balance of the space is utilized for corporate functions supporting business activities. We believe that these properties are suitable and adequate for our current and anticipated business operations.
MetLife arranges for property & casualty coverage on our properties, taking into consideration our risk exposures and the cost and availability of commercial coverages, including deductible loss levels. In connection with the renewal of those coverages, MetLife has arranged $500 million of property insurance, including coverage for terrorism, on our real estate portfolio through May 1, 2017, its renewal date.
Item 3. Legal Proceedings
See Note 16 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for Metropolitan Life Insurance Company’s common equity; all of Metropolitan Life Insurance Company’s common stock is held by MetLife, Inc.
During the years ended December 31, 2016 and 2015, Metropolitan Life Insurance Company paid cash dividends of $3.6 billion and $1.5 billion, respectively, to MetLife, Inc. Also, during the year ended December 31, 2016, Metropolitan Life Insurance Company distributed all of the issued and outstanding shares of common stock of each of NELICO and GALIC to MetLife, Inc. in the form of a non-cash extraordinary dividend in the amount of $981 million and $1.2 billion, respectively, as calculated on a statutory basis. See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of restrictions on Metropolitan Life Insurance Company’s ability to pay dividends. The maximum amount of dividends which Metropolitan Life Insurance Company may pay in 2017, without prior regulatory approval, is $2.7 billion.
Item 6. Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management's narrative analysis of the Company’s results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This narrative analysis should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company's consolidated financial statements included elsewhere herein.
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
This narrative analysis includes references to our performance measure, operating earnings, that is not based on GAAP. This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Forward-looking guidance provided on a non-GAAP basis cannot be reconciled to the most directly comparable GAAP measures on a forward-looking basis because net income may fluctuate significantly if net investment gains and losses and net derivative gains and losses move outside of estimated ranges. See “— Non-GAAP and Other Financial Disclosures” for a definition and discussion of this and other financial measures, and “— Results of Operations” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
Overview
MLIC is a provider of life insurance, annuities, employee benefits and asset management. MLIC is organized into two segments: U.S. and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Other Key Information
In December 2016, MLIC distributed to MetLife, Inc., as a non-cash extraordinary dividend, all of the issued and outstanding shares of common stock of each of NELICO and GALIC. This transaction did not have a material impact on consolidated net income or operating earnings for the year ended December 31, 2016 as compared to 2015; however, it may have resulted in changes to the underlying components of earnings. See Note 3 of the Notes to the Consolidated Financial Statements.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it “Brighthouse Financial.”
On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the SEC. On December 6, 2016, Brighthouse filed an amendment to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to include Brighthouse Insurance, NELICO, a former wholly-owned subsidiary of Metropolitan Life Insurance Company, Brighthouse NY, MetLife Advisers, LLC and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock.

The ultimate form and timing of the Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. The life insurance closed block and the life and annuity business sold through Metropolitan Life Insurance Company is not expected to be a part of Brighthouse Financial. The Separation remains subject to certain conditions including, among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the IRS and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, insurance and other regulatory approvals, and an SEC declaration of the effectiveness of the Form 10.
In July 2016, MetLife, Inc. completed the U.S. Retail Advisor Force Divestiture. MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement.
On December 18, 2014, FSOC designated MetLife, Inc. as a non-bank SIFI subject to regulation by the Federal Reserve and the FDIC, as well as to enhanced supervision and prudential standards. On March 30, 2016, the D.C. District Court ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia, and oral argument was heard on October 24, 2016. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI.”
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
In applying our accounting policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
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
Deferred Policy Acquisition Costs and Value of Business Acquired
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. In addition to commissions, certain direct response advertising expenses and other direct costs, deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. We utilize various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis or more frequently to reflect significant changes in processes or distribution methods.
VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired obligations is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.

Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $40 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.0%.
We periodically review long-term assumptions underlying the projections of estimated gross margins and profits. These assumptions primarily relate to investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, and expenses to administer business. Assumptions used in the calculation of estimated gross margins and profits which may have significantly changed are updated annually. We expect these assumptions to be the ones most reasonably likely to cause significant changes in the future. Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
In 2016, as part of the annual actuarial assumption review, the Company made changes to policyholder behavior and long-term economic assumptions, as well as risk margins, resulting in changes to the actual and expected future gross profits. Other assumptions, such as expenses, in-force or persistency assumptions and policyholder dividends on participating traditional life contracts, variable and universal life contracts were also reviewed. See “— Results of Operations — Consolidated Results — Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015 — Actuarial Assumption Review” for further information
See Note 5 of the Notes to the Consolidated Financial Statements for additional information on DAC and VOBA.
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
Variable annuities with guaranteed minimum benefits may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, changes in our nonperformance risk, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income. If interpretations change, there is a risk that features previously not bifurcated may require bifurcation and reporting at estimated fair value on the consolidated financial statements and respective changes in estimated fair value could materially affect net income.
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

Employee Benefit Plans
We sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees and sales representatives. The calculation of the obligations and expenses associated with these plans requires an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirement, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as historical experience of the plan and its assets, currently available market and industry data, and expected benefit payout streams.
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
See Note 14 of the Notes to the Consolidated Financial Statements for additional discussion of assumptions used in measuring liabilities relating to our employee benefit plans.
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
We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported on the financial statements in the year these changes occur.
See Notes 1 and 15 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.

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
See Note 16 of the Notes to the Consolidated Financial Statements for additional information regarding our assessment of litigation contingencies.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, income (loss) from continuing operations, net of income tax, or operating earnings.
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
Dispositions
See Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
Consolidated Results
Business Overview. Overall sales for the year ended December 31, 2016 increased over 2015 levels. An overall increase in sales from our U.S. segment was primarily driven by sales of stable value products, as well as funding agreement issuances. Sales of pension risk transfers and structured settlements improved slightly while sales in the income annuities and pension businesses were slightly lower. In addition, sales increased in the Group Benefits business with strong sales across our core and voluntary products. In our MetLife Holdings segment, the proposed Separation and the U.S. Retail Advisor Force Divestiture negatively impacted sales.

	Years Ended December 31,
	2016	2015
	(In millions)
Revenues
Premiums	$22,393	$21,934
Universal life and investment-type product policy fees	2,542	2,584
Net investment income	11,083	11,577
Other revenues	1,478	1,536
Net investment gains (losses)	132	259
Net derivative gains (losses)	(1,138)	881
Total revenues	36,490	38,771
Expenses
Policyholder benefits and claims and policyholder dividends	26,491	25,791
Interest credited to policyholder account balances	2,233	2,183
Capitalization of DAC	(332)	(482)
Amortization of DAC and VOBA	441	742
Interest expense on debt	112	122
Other expenses	5,582	5,876
Total expenses	34,527	34,232
Income (loss) from continuing operations before provision for income tax	1,963	4,539
Provision for income tax expense (benefit)	207	1,782
Income (loss) from continuing operations, net of income tax	1,756	2,757
Income (loss) from discontinued operations, net of income tax	—	—
Net income (loss)	1,756	2,757
Less: Net income (loss) attributable to noncontrolling interests	(8)	—
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,764	$2,757
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
During the year ended December 31, 2016, income (loss) from continuing operations before provision for income tax decreased $2.6 billion ($1.0 billion, net of income tax) from 2015 primarily driven by an unfavorable change in net derivative gains (losses) of $2.0 billion ($1.3 billion, net of income tax). In December 2016, MLIC distributed to MetLife, Inc., as a non-cash extraordinary dividend, all of the issued and outstanding shares of common stock of each of NELICO and GALIC. This transaction did not have a material impact on consolidated net income or operating earnings for the year ended December 31, 2016 as compared to 2015; however, it may have resulted in changes to the underlying components of earnings.

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
We also use derivatives as an integral part of our management of the investment portfolio and insurance liabilities to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. We continually reexamine our strategy for managing such risks.
We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. A small portion of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings.
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

	Years Ended December 31,
	2016	2015
	(In millions)
Non-VA program derivatives
Interest rate	$(276)	$174
Foreign currency exchange rate	249	300
Credit	78	28
Equity	19	—
Non-VA embedded derivatives	(56)	487
Total non-VA program derivatives	14	989
VA program derivatives
Embedded derivatives - direct and assumed guarantees:
Market risks	762	136
Nonperformance risk adjustment	76	29
Other risks	(1,238)	(280)
Total	(400)	(115)
Embedded derivatives - ceded reinsurance:
Market and other risks	62	50
Nonperformance risk adjustment	(29)	(4)
Total	33	46
Freestanding derivatives hedging direct and assumed embedded derivatives	(785)	(39)
Total VA program derivatives	(1,152)	(108)
Net derivative gains (losses)	$(1,138)	$881
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $975 million ($634 million, net of income tax). This was primarily due to a change in value of the underlying assets unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. The unfavorable change in net derivative gains (losses) on non-VA program derivatives was also due to long-term interest rates increasing in 2016 and decreasing in 2015, unfavorably impacting receive-fixed interest rate swaps and total rate of return swaps primarily hedging long-duration liability portfolios. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $1.0 billion ($679 million, net of income tax). This was due to an unfavorable change of $1.1 billion ($693 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by a favorable change of $22 million ($14 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing unfavorable change of $1.1 billion ($693 million, net of income tax) was primarily driven by changes in other risks and market factors.

The primary changes in other risks are summarized as follows:

•	Updates to actuarial policyholder behavior assumptions within the valuation model. For details, see “— Actuarial Assumption Review;”

•	An increase in the risk margin adjustment, measuring policyholder behavior risks, which was also affected by the actuarial assumption update, along with market and interest rate changes; and

•	A combination of other factors, including reserve changes influenced by benefit features and actual policyholder behavior.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates increased in 2016 and decreased in 2015, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 10-year U.S. swap rate increased 15 basis points in 2016 and decreased 10 basis points in 2015.

•
Key equity index levels mostly increased in 2016 and decreased in 2015, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 10% in 2016 and decreased 1% in 2015.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $47 million ($31 million, net of income tax) was primarily due to a favorable change of $62 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by an unfavorable change of $15 million, before income tax, related to changes in our own credit spread. The unfavorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $25 million ($16 million, net of income tax) was due to an unfavorable change of $30 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by a favorable change of $5 million, before income tax, related to changes in our own credit spread.
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
When the risk-free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk-free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate yields a smaller loss than by discounting at the risk-free interest rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. The opposite impact occurs with respect to the nonperformance risk adjustment on the ceded variable annuity guarantees.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $127 million ($83 million, net of income tax) primarily reflects lower gains in real estate and lower foreign currency transaction gains, as well as higher impairments on fixed maturity securities, partially offset by increased net gains on the transfer of fixed maturity securities to Brighthouse Insurance related to the recapture of risks related to certain single premium deferred annuity contracts.

Actuarial Assumption Review. Results for 2016 include a non-cash charge of $722 million ($469 million, net of income tax) associated with the annual review of actuarial assumptions, of which $798 million ($519 million, net of income tax) was recognized in net derivative gains (losses). Of the $722 million charge, $787 million ($512 million, net of income tax) was related to reserves and a benefit of $65 million ($43 million, net of income tax) was associated with DAC.
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
As a result of the annual review of actuarial assumptions, changes were made to economic, policyholder behavior and mortality assumptions, as well as operational updates. The significant impacts of the assumption review were on the variable annuity block of business and are summarized as follows:

•
Changes in policyholder behavior assumptions resulted in reserve increases, partially offset by favorable DAC amortization, resulting in a net charge of $444 million ($289 million, net of income tax). The policyholder behavior assumption changes included:

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

•
The remaining updates resulted in reserve increases and unfavorable DAC amortization resulting in a charge of $186 million ($121 million, net of income tax). The most notable of these assumption updates related to our projection of closed block results and resulted in a net loss.

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
Taxes. Income tax expense for the year ended December 31, 2016 was $207 million, or 11% of income (loss) from continuing operations before provision for income tax, compared with $1.8 billion, or 39% of income (loss) from continuing operations before provision for income tax, for the year ended December 31, 2015. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income, and tax credits for low income housing. Our 2016 results include tax benefits of $39 million for tax audit settlements and $22 million related to an investment tax credit. Our 2015 results include a tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to income (loss) from continuing operations, net of income tax, as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Operating earnings should not be viewed as a substitute for income (loss) from continuing operations, net of income tax. Operating earnings increased $298 million, net of income tax, to $2.7 billion, net of income tax, for the year ended December 31, 2016 from $2.4 billion, net of income tax, for the year ended December 31, 2015.

Reconciliation of income (loss) from continuing operations, net of income tax, to operating earnings
Year Ended December 31, 2016

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,594	$110	$52	$1,756
Less: Net investment gains (losses)	(33)	226	(61)	132
Less: Net derivative gains (losses)	54	(1,071)	(121)	(1,138)
Less: Other adjustments to continuing operations (1)	(263)	(10)	(115)	(388)
Less: Provision for income tax (expense) benefit	85	299	103	487
Operating earnings	$1,751	$666	$246	$2,663
Year Ended December 31, 2015

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Income (loss) from continuing operations, net of income tax	$1,893	$1,086	$(222)	$2,757
Less: Net investment gains (losses)	264	(38)	33	259
Less: Net derivative gains (losses)	98	227	556	881
Less: Other adjustments to continuing operations (1)	(148)	(372)	(19)	(539)
Less: Provision for income tax (expense) benefit	(74)	64	(199)	(209)
Operating earnings	$1,753	$1,205	$(593)	$2,365
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of revenues to operating revenues and expenses to operating expenses
Year Ended December 31, 2016

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total revenues	$25,491	$10,359	$640	$36,490
Less: Net investment gains (losses)	(33)	226	(61)	132
Less: Net derivative gains (losses)	54	(1,071)	(121)	(1,138)
Less: Other adjustments to revenues (1)	(264)	(159)	(6)	(429)
Total operating revenues	$25,734	$11,363	$828	$37,925
Total expenses	$23,007	$10,278	$1,242	$34,527
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	(336)	(17)	(353)
Less: Other adjustments to expenses (1)	(1)	187	126	312
Total operating expenses	$23,008	$10,427	$1,133	$34,568
Year Ended December 31, 2015

	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total revenues	$25,246	$11,847	$1,678	$38,771
Less: Net investment gains (losses)	264	(38)	33	259
Less: Net derivative gains (losses)	98	227	556	881
Less: Other adjustments to revenues (1)	(163)	(200)	7	(356)
Total operating revenues	$25,047	$11,858	$1,082	$37,987
Total expenses	$22,298	$10,270	$1,664	$34,232
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	—	110	7	117
Less: Other adjustments to expenses (1)	(15)	62	19	66
Total operating expenses	$22,313	$10,098	$1,638	$34,049
______________
(1) See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
In December 2016, MLIC distributed to MetLife, Inc., as a non-cash extraordinary dividend, all of the issued and outstanding shares of common stock of each of NELICO and GALIC. This transaction did not have a material impact on consolidated net income or operating earnings for the year ended December 31, 2016 as compared to 2015; however, it may have resulted in changes to the underlying components of earnings.
Overview. The primary drivers of the increase in operating earnings were a 2015 tax charge recorded under accounting guidance for the recognition of tax uncertainties and related interest expenses, partially offset by lower investment yields, the recapture of two assumed single-premium deferred annuity reinsurance agreements by affiliates and refinements to DAC and certain insurance liabilities. Our financial results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
Business Growth. We benefited from higher sales and business growth in certain of our products. Positive net flows, primarily as a result of growth in the investment portfolio of our U.S. segment, generated higher net investment income. However, the recapture of two assumed single-premium deferred annuity reinsurance agreements by affiliates and the aforementioned distribution of all of the issued and outstanding shares of common stock of NELICO and GALIC to MetLife, Inc. decreased our invested asset base and, consequently, net investment income. Consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. The changes in business growth discussed above resulted in a slight decrease in operating earnings.
Market Factors. Market factors, including low interest rates, volatile equity markets and foreign currency exchange rate fluctuations continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by the adverse impact of the low interest rate environment on fixed maturity securities and mortgage loans, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average. In addition, we experienced a decrease in returns on real estate joint ventures and alternative investments. Lower investment earnings on our securities lending program resulted primarily from lower margins due to the impact of a flatter yield curve. These decreases in net investment income were partially offset by higher income on derivatives and resulted in a $351 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable underwriting decreased operating earnings by $64 million as unfavorable mortality and morbidity in our MetLife Holdings segment was partially offset by favorable mortality and morbidity in our U.S. segment. The impact of the annual actuarial assumption review, which occurred in both 2016 and 2015, resulted in a net operating earnings decrease of $42 million and was related to unfavorable DAC unlockings in our MetLife Holdings segment. Refinements to DAC and certain insurance-related and other liabilities, which were recorded in both 2016 and 2015, resulted in a $111 million decrease in operating earnings, in our MetLife Holdings and U.S. segments.
Expenses and Taxes. Operating earnings increased due to a decline in expenses of $337 million, mainly the result of the aforementioned $235 million charge for interest on uncertain tax positions in 2015. In addition, expenses declined as a result of lower costs associated with corporate initiatives and projects, lower costs as a result of the U.S. Retail Advisor Force Divestiture and lower technology costs. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income and tax credits for investments in low income housing. The Company realized additional tax benefits of $57 million compared to 2015, primarily from the higher utilization of tax preferenced investments. Our 2016 results include tax benefits of $39 million for tax audit settlements and $22 million related to an investment tax credit. Our 2015 results included the aforementioned tax charge of $557 million recorded under accounting guidance for the recognition of tax uncertainties.
Other. Annuities reinsurance activity with affiliates decreased operating earnings by $160 million. This was primarily due to the aforementioned recapture of certain single-premium deferred annuity reinsurance agreements that resulted in unfavorable recapture settlements and an increase in the related DAC amortization, partially offset by lower interest credited on the related reinsurance payables. The impact of the lower interest credited was largely offset by the lower net investment income earned on the assets transferred in connection with the recapture.

Segment Results and Corporate & Other
U.S.
Business Overview. An increase in sales was primarily driven by sales of stable value products, as well as funding agreement issuances in our Retirement and Income Solutions business. In addition, sales of pension risk transfers and structured settlements were slightly higher than in 2015. These increases were partially offset by slightly lower sales in the income annuities and pensions businesses. Changes in premiums for the Retirement and Income Solutions business were almost entirely offset by the related changes in policyholder benefits and claims. Sales increased over 2015 in the Group Benefits business, with strong sales across our core and voluntary products.

	Years Ended December 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$17,921	$17,340
Universal life and investment-type product policy fees	988	941
Net investment income	6,075	6,037
Other revenues	750	729
Total operating revenues	25,734	25,047
Operating expenses
Policyholder benefits and claims and policyholder dividends	18,935	18,384
Interest credited to policyholder account balances	1,297	1,212
Capitalization of DAC	(60)	(71)
Amortization of DAC and VOBA	56	59
Interest expense on debt	10	5
Other operating expenses	2,770	2,724
Total operating expenses	23,008	22,313
Provision for income tax expense (benefit)	975	981
Operating earnings	$1,751	$1,753
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The impact of deposits, funding agreement issuances and increased premiums in 2016 resulted in higher average invested assets, improving net investment income. However, consistent with the growth in average invested assets from increased premiums, interest credited on long-duration contracts increased. In addition, an increase in other operating expenses, mainly the result of growth across the segment, was more than offset by the remaining increase in premiums, fees and other revenues. The combined impact of the items discussed above increased operating earnings by $129 million.
Market Factors. Market factors, including low interest rates, volatile equity markets, and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased as a result of the impact of the low interest rate environment on fixed maturity securities and mortgage loans, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average. In addition, lower returns on other limited partnership interests and alternative investments reduced yields. Lower investment earnings on our securities lending program resulted primarily from lower margins due to the impact of a flatter yield curve. These unfavorable changes were partially offset by higher income on derivatives and real estate. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month LIBOR and, as a result, a higher average interest credited rate drove an increase in interest credited expense. However, consistent with the decrease in yields on average invested assets, interest credited on certain long-duration insurance contracts decreased. The changes in market factors discussed above resulted in a $134 million decrease in operating earnings.

Underwriting and Other Insurance Adjustments. Favorable claims experience in our individual disability and voluntary businesses were partially offset by unfavorable claims experience in our group disability and dental businesses and resulted in a $10 million increase in operating earnings. Favorable mortality in 2016, mainly due to favorable claims experience in our life business, resulted in a $26 million increase in operating earnings. Less favorable mortality from our pension risk transfer business and specialized life insurance products resulted in an $11 million decrease in operating earnings. Refinements to certain insurance and other liabilities, which were recorded in both 2016 and 2015, resulted in a $24 million decrease in operating earnings.
MetLife Holdings
Business Overview. As a result of the proposed Separation and the U.S. Retail Advisor Force Divestiture, we have discontinued the marketing of life and annuity products in this segment, which has led to lower sales. This will result in a declining DAC asset over time and we anticipate a decline in premiums, fees and other revenues. A significant portion of our operating earnings is driven by separate account balances. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, movements in the market, surrenders, withdrawals, benefit payments, transfers and policy charges. Separate account balances increased due to equity market performance, partially offset by the impact of negative net flows, as benefits, surrenders and withdrawals exceeded sales. While net flows are still negative, we are seeing stability in surrenders and withdrawals. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures.

	Years Ended December 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$4,411	$4,527
Universal life and investment-type product policy fees	1,236	1,294
Net investment income	5,606	5,902
Other revenues	110	135
Total operating revenues	11,363	11,858
Operating expenses
Policyholder benefits and claims and policyholder dividends	7,255	7,218
Interest credited to policyholder account balances	907	933
Capitalization of DAC	(267)	(409)
Amortization of DAC and VOBA	675	527
Interest expense on debt	7	4
Other operating expenses	1,850	1,825
Total operating expenses	10,427	10,098
Provision for income tax expense (benefit)	270	555
Operating earnings	$666	$1,205
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Business Growth. The recapture of two assumed single-premium deferred annuity reinsurance agreements by affiliates and the aforementioned distribution of all of the issued and outstanding shares of common stock of GALIC to MetLife, Inc. decreased our invested asset base and, consequently, net investment income. Excluding these items, our life, annuities and long-term care businesses experienced net asset growth, which resulted in higher net investment income and an increase in interest credited on insurance liabilities. The combined impact of the items discussed above resulted in a $36 million decrease in operating earnings.

Market Factors. Market factors, including low interest rates, volatile equity markets, and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields decreased on our fixed maturity securities and mortgage loans as proceeds from maturing investments were invested at lower yields than the portfolio average. We also had lower income on alternative investments and derivatives. These decreases in net investment income were partially offset by higher returns on private equities. In our deferred annuity business, lower equity returns in 2015 drove a decline in average separate account balances which resulted in a decrease in asset-based fee income in 2016 relative to 2015, as well as an increase in DAC amortization. These decreases were partially offset by the impact of lower average interest crediting rates. The changes in market factors discussed above resulted in a $195 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Unfavorable mortality, primarily in our universal life business, and unfavorable claims experience in our long-term care business, partially offset by the aforementioned distribution of all of the issued and outstanding shares of common stock of GALIC to MetLife Inc., resulted in an $89 million decrease in operating earnings. The impact of our annual actuarial assumption review, which occurred in both 2016 and 2015, resulted in a net operating earnings decrease of $33 million and was primarily related to unfavorable DAC unlockings. Refinements to DAC and certain insurance-related liabilities that were recorded in both 2016 and 2015, including a 2016 reserve adjustment resulting from modeling improvements in the reserving process in our universal life business, resulted in an $87 million decrease in operating earnings. In addition, a decrease in policyholder dividends in the closed block increased operating earnings by $12 million.
Expenses. Operating earnings increased by $53 million as a result of lower expenses, primarily due to lower costs as a result of the U.S. Retail Advisor Force Divestiture, as well as declines in technology costs.
Other. Annuities reinsurance activity with affiliates decreased operating earnings by $160 million. This was primarily due to the aforementioned recapture of certain single-premium deferred annuity reinsurance agreements that resulted in unfavorable recapture settlements and an increase in the related DAC amortization, partially offset by lower interest credited on the related reinsurance payables. The impact of the lower interest credited was largely offset by the lower net investment income earned on the assets transferred in connection with the recapture.
Corporate & Other

	Years Ended December 31,
	2016	2015
	(In millions)
Operating revenues
Premiums	$61	$67
Universal life and investment-type product policy fees	216	249
Net investment income	(67)	94
Other revenues	618	672
Total operating revenues	828	1,082
Operating expenses
Policyholder benefits and claims and policyholder dividends	130	125
Interest credited to policyholder account balances	32	34
Capitalization of DAC	(5)	(2)
Amortization of DAC and VOBA	56	44
Interest expense on debt	95	113
Other operating expenses	825	1,324
Total operating expenses	1,133	1,638
Provision for income tax expense (benefit)	(551)	37
Operating earnings	$246	$(593)

The table below presents operating earnings by source, net of income tax:

	Years Ended December 31,
	2016	2015
	(In millions)
Other business activities	$57	$89
Other net investment income	(110)	(10)
Interest expense on debt	(62)	(73)
Corporate initiatives and projects	(38)	(72)
Incremental tax benefit (expense)	444	(232)
Other	(45)	(295)
Operating earnings	$246	$(593)
Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Unless otherwise stated, all amounts discussed below are net of income tax.
Other Business Activities. Operating earnings from other business activities decreased $32 million. This was primarily related to the aforementioned distribution of all of the issued and outstanding shares of common stock of NELICO to MetLife, Inc. The impact of our annual actuarial assumption review, which occurred in both 2016 and 2015, resulted in a decrease in operating earnings of $9 million. In addition, lower fees and higher employee-related expenses in our life business also decreased operating earnings. These decreases were partially offset by higher results from our start-up operations.
Other Net Investment Income. A $100 million decrease in other net investment income was primarily driven by lower returns on fixed maturity securities as a result of the low interest rate environment and a decrease in average total portfolio holdings, primarily driven by a cash dividend paid to MetLife, Inc in 2016. Additionally, lower returns on private equities, as well as real estate and real estate joint ventures decreased other net investment income.
Corporate Initiatives and Projects. Expenses associated with corporate initiatives and projects decreased by $34 million, primarily due to lower relocation costs, severance and consulting expenses associated with certain enterprise-wide initiatives.
Incremental Tax Benefit (Expense). Corporate & Other benefits from the impact of certain permanent tax preferenced items, including non-taxable investment income and tax credits for investments in low income housing. As a result, our effective tax rate differs from the U.S. statutory rate of 35%. In 2016, we had higher utilization of tax preferenced investments, which increased our operating earnings by $58 million over 2015. In addition, our results for 2016 include a tax benefit of $39 million for tax audit settlements and $22 million related to an investment tax credit. Our 2015 results included the aforementioned tax charge of $557 million, which was recorded under accounting guidance for the recognition of tax uncertainties.
Other. Our 2015 results include the aforementioned $235 million charge for interest on uncertain tax positions. An impairment charge on a real estate property in 2015 also increased operating earnings by $7 million. These increases were partially offset by $13 million of higher interest on uncertain tax positions and a $7 million decrease in refunds received on prior years’ tax audits. Additionally, our results include fees earned related to an affiliated reinsurance agreement, which were recorded in other revenues, but were almost entirely offset by related charges in other expenses.
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

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads and equity market levels. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher OTTI. Credit spread tightening will reduce net investment income associated with purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

•
currency risk, relating to the variability in currency exchange rates for foreign denominated investments. This risk relates to potential decreases in estimated fair value and net investment income resulting from changes in currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign denominated investments; and

•
real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the demand and supply of leasable commercial space, creditworthiness of borrowers and their tenants and joint venture partners, capital markets volatility and inherent interest rate movements.

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit risk, market valuation risk and liquidity risk through industry and issuer diversification and asset allocation. Risk limits to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure, as measured by our economic capital framework, are approved annually by a committee of directors that oversees our investment portfolio. For real estate assets, we manage credit risk and market valuation risk through geographic, property type and product type diversification and asset allocation. We manage interest rate risk as part of our ALM strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that reflects the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. In addition to hedging with foreign currency derivatives, we manage currency risk by matching much of our foreign currency liabilities with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. We also use certain derivatives in the management of credit, interest rate, and market valuation risk.
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

We enter into market standard purchased and written credit default swap contracts. Payout under such contracts is triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring. With respect to credit default contracts on Western European sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association determines that a credit event has occurred.
Current Environment
The global economy and markets continue to be affected by stress and volatility, which has adversely affected the financial services sector, in particular, and global capital markets. Recently, political and/or economic instability in the United Kingdom (“U.K.”), Mexico, Italy, Turkey and Puerto Rico have contributed to global market volatility. Events following the U.K.’s referendum on June 23, 2016 and the uncertainties associated with its pending withdrawal from the European Union have contributed to market volatility. The impact on global capital markets and the economy generally of the transition occurring in the United States government and the priorities of the Trump Administration is uncertain.
As an insurance company with significant operations in the United States, we are affected by the monetary policy of the Federal Reserve Board in the United States. The Federal Reserve Board’s Federal Open Market Committee has been increasing the federal funds rate, most recently in March 2017. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio. See “— Selected Country Investments.”
European Investments
We maintain general account investments in Europe for our global portfolio diversification. We have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., Germany, France, the Netherlands and Norway. The sovereign debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. European sovereign fixed maturity securities, at estimated fair value, were $1.3 billion at December 31, 2016. Our European corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $11.5 billion, or 73% of total European corporate securities, at estimated fair value, at December 31, 2016. Of these European fixed maturity securities, 91% were investment grade and, for the 9% that were below investment grade, the majority were non-financial services corporate securities at December 31, 2016. European financial services corporate securities, at estimated fair value, were $4.2 billion (including $2.2 billion within the banking sector) with 98% investment grade, at December 31, 2016. Total European fixed maturity securities, at estimated fair value, were $17.6 billion at December 31, 2016, including $622 million of structured securities.
Selected Country Investments
Recent country specific volatility due to local economic and/or political concerns has affected the performance of certain of our investments.
We have exposure to such volatility, as we maintain general account investments in the selected countries through our global portfolio diversification.

The following table presents a summary of fixed maturity securities in these countries. The information below is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities at December 31, 2016
	Sovereign	Financial Services	Non-Financial Services	Structured	Total (1)
	(Dollars in millions)
United Kingdom	—	1,313	5,091	287	6,691
Mexico	242	78	322	—	642
Italy	10	—	200	104	314
Turkey	116	38	145	—	299
Puerto Rico (2)	—	—	64	—	64
Total	$368	$1,429	$5,822	$391	$8,010
Investment grade %	68%	94%	90%	100%	90%
______________

(1)	The par value and amortized cost were $7.4 billion and $8.5 billion, respectively, at December 31, 2016.

(2)	Our exposure to Puerto Rico sovereigns is in the form of political subdivision fixed maturity securities and is composed completely of revenue bonds. We have no Puerto Rico general obligation bonds.
We manage direct and indirect investment exposure in the selected countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries will have a material adverse effect on our results of operations or financial condition.
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

Investment Portfolio Results
The following yield table presents the yield and net investment income for our investment portfolio for the periods indicated. Yields are calculated using reported net investment income which is not adjusted for the impact of changes in foreign currency exchange rates. As described below, this table reflects certain differences from the presentation of net investment income presented in the GAAP consolidated statements of operations. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Years Ended December 31,
	2016		2015		2014
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2) (3)	4.92%	$7,578	5.12%	$7,876	5.44%	$8,254
Mortgage loans (3)	4.63%	2,539	4.91%	2,514	5.10%	2,379
Real estate and real estate joint ventures	3.61%	229	4.44%	330	3.28%	246
Policy loans	5.18%	404	5.13%	435	5.30%	448
Equity securities	4.83%	89	4.64%	91	4.64%	86
Other limited partnership interests	10.40%	413	10.96%	519	14.79%	721
Cash and short-term investments	0.40%	7	0.40%	12	0.76%	21
Other invested assets		744		668		536
Investment income	5.05%	12,003	5.25%	12,445	5.54%	12,691
Investment fees and expenses	(0.16)	(389)	(0.17)	(412)	(0.14)	(326)
Net investment income (4)(5)	4.89%	$11,614	5.08%	$12,033	5.40%	$12,365
______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects GAAP adjustments presented in footnote (5) below. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, and the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”). A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)
Investment income (loss) includes amounts from securities for which the fair value option (“FVO”) has been elected (“FVO securities”) and trading securities of $3 million, ($15) million and $23 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(4)
Net investment income included in yield calculations include earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“investment hedge adjustments”).

(5)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and adjustments and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs. Such reclassifications and adjustments are presented in the table below.

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Net investment income — in the above yield table	$11,614	$12,033	$12,365
Investment hedge adjustments	(531)	(457)	(473)
Operating joint ventures adjustment	—	1	—
Incremental net investment income from CSEs	—	—	1
Net investment income — GAAP consolidated statements of operations	$11,083	$11,577	$11,893
See “— Results of Operations — Consolidated Results — Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015” for an analysis of the year over year changes in net investment income.

Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities AFS by type (public or private) and information about perpetual and redeemable securities held at:

	December 31, 2016		December 31, 2015
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$130,487	80.0%	$141,216	80.4%
Privately-placed	32,633	20.0	34,470	19.6
Total fixed maturity securities	$163,120	100.0%	$175,686	100.0%
Percentage of cash and invested assets	61.5%		63.4%
Equity securities
Privately-held	$963	52.4%	$890	45.7%
Publicly-traded	876	47.6	1,059	54.3
Total equity securities	$1,839	100.0%	$1,949	100.0%
Percentage of cash and invested assets	0.7%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$460		$604
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$584		$720
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
Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at December 31, 2016.

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

	December 31, 2016
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$17,597	10.8%	$408	22.2%
Level 2
Independent pricing sources	131,108	80.4	943	51.3
Internal matrix pricing or discounted cash flow techniques	1,004	0.6	68	3.7
Significant other observable inputs	132,112	81.0	1,011	55.0
Level 3
Independent pricing sources	10,624	6.5	303	16.5
Internal matrix pricing or discounted cash flow techniques	2,302	1.4	109	5.9
Independent broker quotations	485	0.3	8	0.4
Significant unobservable inputs	13,411	8.2	420	22.8
Total estimated fair value	$163,120	100.0%	$1,839	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2016 are as follows:

•
The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in three sectors: United States and foreign corporate securities and residential mortgage-backed securities (“RMBS”).

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in United States and foreign corporate securities); less liquid asset-backed securities (“ABS”) and foreign government securities.

•	During the year ended December 31, 2016, Level 3 fixed maturity securities increased by $405 million, or 3%. The increase was driven by purchases in excess of sales.

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
The NAIC has adopted revised methodologies for certain structured securities comprised of non-agency RMBS, commercial mortgage-backed securities (“CMBS”) and ABS. The NAIC’s objective with the revised methodologies for these structured securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities. We apply the revised NAIC methodologies to structured securities held by Metropolitan Life Insurance Company that maintain the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate structured securities held by insurers using the revised NAIC methodologies on an annual basis. If Metropolitan Life Insurance Company acquires structured securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available. These revised NAIC designations may not correspond to NRSRO ratings.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		December 31,
		2016				2015
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$100,437	$6,467	$106,904	65.5%	$106,622	$7,407	$114,029	64.9%
2	Baa	41,445	1,470	42,915	26.3	46,550	516	47,066	26.8
	Subtotal investment grade	141,882	7,937	149,819	91.8	153,172	7,923	161,095	91.7
3	Ba	8,905	72	8,977	5.5	10,770	(327)	10,443	5.9
4	B	3,719	(15)	3,704	2.3	3,832	(218)	3,614	2.1
5	Caa and lower	635	(15)	620	0.4	584	(53)	531	0.3
6	In or near default	—	—	—	—	3	—	3	—
	Subtotal below investment grade	13,259	42	13,301	8.2	15,189	(598)	14,591	8.3
	Total fixed maturity securities	$155,141	$7,979	$163,120	100.0%	$168,361	$7,325	$175,686	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
December 31, 2016
U.S. corporate	$21,765	$24,664	$6,157	$2,998	$574	$—	$56,158
U.S. government and agency	35,359	256	—	—	—	—	35,615
Foreign corporate	6,557	15,234	1,993	533	40	—	24,357
RMBS	22,689	484	215	27	2	—	23,417
ABS	6,908	538	57	—	1	—	7,504
State and political subdivision	6,966	123	45	—	2	—	7,136
CMBS	4,931	4	—	—	—	—	4,935
Foreign government	1,729	1,612	510	146	1	—	3,998
Total fixed maturity securities	$106,904	$42,915	$8,977	$3,704	$620	$—	$163,120
Percentage of total	65.5%	26.3%	5.5%	2.3%	0.4%	—%	100.0%
December 31, 2015
U.S. corporate	$22,530	$28,306	$7,357	$2,913	$451	$—	$61,557
U.S. government and agency	39,693	—	—	—	—	—	39,693
Foreign corporate	7,284	16,558	2,357	543	53	—	26,795
RMBS	23,012	401	386	90	23	3	23,915
ABS	6,183	375	8	—	1	—	6,567
State and political subdivision	6,840	132	—	—	2	—	6,974
CMBS	6,558	6	15	—	—	—	6,579
Foreign government	1,929	1,288	320	68	1	—	3,606
Total fixed maturity securities	$114,029	$47,066	$10,443	$3,614	$531	$3	$175,686
Percentage of total	64.9%	26.8%	5.9%	2.1%	0.3%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings comprised 2% of total investments at both December 31, 2016 and 2015. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	December 31,
	2016		2015
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$26,151	32.5%	$26,106	29.5%
Consumer	19,394	24.1	21,832	24.7
Finance	13,256	16.5	14,181	16.1
Utility	13,214	16.4	16,801	19.0
Communications	6,865	8.5	7,066	8.0
Other	1,635	2.0	2,366	2.7
Total	$80,515	100.0%	$88,352	100.0%

Structured Securities
We held $35.9 billion and $37.1 billion of structured securities, at estimated fair value, at December 31, 2016 and 2015, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
The table below presents our RMBS holdings at:

	December 31,
	2016			2015
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$14,342	61.2%	$551	$14,111	59.0%	$485
Pass-through securities	9,075	38.8	80	9,804	41.0	235
Total RMBS	$23,417	100.0%	$631	$23,915	100.0%	$720
By risk profile:
Agency	$13,599	58.1%	$239	$14,402	60.2%	$531
Prime	1,316	5.6	66	1,509	6.3	39
Alt-A	4,779	20.4	178	4,629	19.4	47
Sub-prime	3,723	15.9	148	3,375	14.1	103
Total RMBS	$23,417	100.0%	$631	$23,915	100.0%	$720
Ratings profile:
Rated Aaa/AAA	$13,989	59.7%		$14,853	62.1%
Designated NAIC 1	$22,689	96.9%		$23,012	96.2%
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
The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were designated NAIC 1 by the NAIC at December 31, 2016 and 2015. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
Included within prime and Alt-A RMBS are re-securitization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the re-securitization.
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions, and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $3.4 billion and $2.9 billion at December 31, 2016 and 2015, respectively, with unrealized gains of $119 million and $78 million at December 31, 2016 and 2015, respectively.

ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	December 31,
	2016			2015
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$4,115	54.8%	$(41)	$3,975	60.5%	$(94)
Automobile loans	762	10.2	1	311	4.7	—
Student loans	757	10.1	(15)	623	9.5	(14)
Credit card loans	648	8.6	7	464	7.1	16
Foreign residential loans	261	3.5	(17)	307	4.7	(14)
Other loans	961	12.8	2	887	13.5	8
Total	$7,504	100.0%	$(63)	$6,567	100.0%	$(98)
Ratings profile:
Rated Aaa/AAA	$3,657	48.7%		$3,402	51.8%
Designated NAIC 1	$6,908	92.1%		$6,183	94.2%
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	December 31, 2016
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003-2005	$50	$54	$5	$5	$8	$8	$4	$4	$—	$—	$67	$71
2006	33	36	—	—	3	3	—	—	3	3	39	42
2007	71	71	18	18	64	65	—	—	—	—	153	154
2011	106	110	37	38	—	—	—	—	—	—	143	148
2012	221	228	193	199	196	201	6	7	—	—	616	635
2013	522	548	465	488	265	250	—	—	—	—	1,252	1,286
2014	360	366	402	408	151	143	—	—	—	—	913	917
2015	1,050	1,054	178	170	61	59	—	—	—	—	1,289	1,283
2016	352	348	47	46	5	5	—	—	—	—	404	399
Total	$2,765	$2,815	$1,345	$1,372	$753	$734	$10	$11	$3	$3	$4,876	$4,935
Ratings Distribution		57.0%		27.8%		14.9%		0.2%		0.1%		100.0%

	December 31, 2015
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003-2005	$67	$72	$19	$19	$25	$25	$4	$4	$6	$5	$121	$125
2006	636	644	39	39	47	48	25	25	—	—	747	756
2007	161	163	87	88	68	71	—	—	65	63	381	385
2011	150	156	—	—	30	32	—	—	—	—	180	188
2012	307	311	211	217	351	361	7	8	—	—	876	897
2013	548	569	399	416	552	537	12	10	—	—	1,511	1,532
2014	353	355	466	465	279	270	—	—	—	—	1,098	1,090
2015	1,341	1,324	218	211	74	71	—	—	—	—	1,633	1,606
Total	$3,563	$3,594	$1,439	$1,455	$1,426	$1,415	$48	$47	$71	$68	$6,547	$6,579
Ratings Distribution		54.7%		22.1%		21.5%		0.7%		1.0%		100.0%
The tables above reflect NRSRO ratings, including Moody’s, S&P, Fitch and Morningstar. CMBS designated NAIC 1 were 99.9% and 99.7% of total CMBS at December 31, 2016 and 2015, respectively.
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
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $172 million, $91 million and $47 million for the years ended December 31, 2016, 2015 and 2014, respectively. Impairments of fixed maturity securities were $97 million, $54 million and $26 million for the years ended December 31, 2016, 2015 and 2014, respectively. Impairments of equity securities were $75 million, $37 million and $21 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Credit-related impairments of fixed maturity securities were $89 million, $54 million and $26 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Explanation of changes in fixed maturity and equity securities impairments are as follows:
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $172 million for the year ended December 31, 2016 as compared to $91 million for the year ended December 31, 2015. The most significant increases were in U.S. and foreign corporate securities and common stock, which comprised $156 million for the year ended December 31, 2016, as compared to $73 million for the year ended December 31, 2015. An increase of $83 million in OTTI losses on U.S. and foreign corporate securities and common stock was concentrated in industrial securities and was the result of lower oil prices impacting the energy sector.
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

FVO and Trading Securities
FVO securities include certain fixed maturity and equity securities held-for-investment by the general account to support ALM strategies for certain insurance products. FVO securities also include securities held by CSEs. Our trading securities portfolio was principally invested in fixed maturity securities to support investment strategies that involved the active and frequent purchase and sale of securities and the execution of short sale agreements. See Note 1 of the Notes to Consolidated Financial Statements. In 2016, we reinvested our trading securities portfolio into other asset classes and, at December 31, 2016, we no longer held any actively traded securities. FVO and trading securities were $23 million and $431 million at estimated fair value, or 0.0% and 0.2% of total cash and invested assets at December 31, 2016 and 2015, respectively. See Note 10 of the Notes to the Consolidated Financial Statements for the FVO and trading securities fair value hierarchy and a rollforward of the fair value measurements for FVO and trading securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	December 31,
	2016				2015
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$34,008	60.4%	$167	0.5%	$33,440	62.3%	$165	0.5%
Agricultural	12,358	22.0	38	0.3%	11,663	21.7	37	0.3%
Residential	9,895	17.6	62	0.6%	8,562	16.0	55	0.6%
Total	$56,261	100.0%	$267	0.5%	$53,665	100.0%	$257	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the FVO. Such amounts are presented in Note 8 of the Notes to the Consolidated Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 87% are collateralized by properties located in the United States, with the remaining 13% collateralized by properties located outside the United States at December 31, 2016. The carrying value of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 10% and 8%, respectively, of total commercial and agricultural mortgage loans at December 31, 2016. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the United States at December 31, 2016. The carrying value of our residential mortgage loans located in California, Florida, and New York were 36%, 9%, and 7%, respectively, of total residential mortgage loans at December 31, 2016.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	December 31,
	2016		2015
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,053	23.7%	$7,042	21.1%
Middle Atlantic	5,821	17.1	5,948	17.8
International	5,277	15.5	6,009	18.0
South Atlantic	4,644	13.7	4,792	14.3
West South Central	2,964	8.7	3,217	9.6
East North Central	1,646	4.8	1,648	4.9
Mountain	1,123	3.3	878	2.6
New England	967	2.8	1,113	3.3
West North Central	483	1.4	467	1.4
East South Central	327	1.0	401	1.2
Multi-Region and Other	2,703	8.0	1,925	5.8
Total recorded investment	34,008	100.0%	33,440	100.0%
Less: valuation allowances	167		165
Carrying value, net of valuation allowances	$33,841		$33,275
Property Type
Office	$17,220	50.6%	$16,414	49.1%
Retail	6,766	19.9	7,107	21.2
Apartment	4,091	12.0	4,140	12.4
Hotel	3,257	9.6	3,481	10.4
Industrial	2,385	7.0	2,172	6.5
Other	289	0.9	126	0.4
Total recorded investment	34,008	100.0%	33,440	100.0%
Less: valuation allowances	167		165
Carrying value, net of valuation allowances	$33,841		$33,275
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both December 31, 2016 and 2015, and our average debt service coverage ratio was 2.6x at both December 31, 2016 and 2015. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 43% and 44% at December 31, 2016 and 2015, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the years ended December 31, 2016, 2015 and 2014.
Real Estate and Real Estate Joint Ventures
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. Of our real estate investments, excluding funds, 99% were located in the United States, with the remaining 1% located outside the United States at December 31, 2016. The carrying value of our real estate investments, excluding funds, located in California, the District of Columbia and Georgia were 23%, 13% and 11%, respectively, of total real estate investments, excluding funds, at December 31, 2016. Real estate funds, including those classified within traditional, were 14% of our real estate investments at December 31, 2016. The majority of these funds hold underlying real estate investments that are well diversified across the United States.

Real estate investments by type consisted of the following at:

	December 31,
	2016		2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Traditional	$6,131	96.0%	$5,584	92.9%
Real estate joint ventures and funds	199	3.1	342	5.7
Subtotal	6,330	99.1	5,926	98.6
Foreclosed (commercial, agricultural and residential)	56	0.9	40	0.7
Real estate held-for-investment	6,386	100.0	5,966	99.3
Real estate held-for-sale	—	—	42	0.7
Total real estate and real estate joint ventures	$6,386	100.0%	$6,008	100.0%
We classify within traditional, in the table above, income-producing real estate, which is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate. The estimated fair value of the traditional and held-for-sale real estate investment portfolios was $10.0 billion and $8.7 billion at December 31, 2016 and 2015, respectively.
We classify within real estate joint ventures and funds, in the table above, our investment in joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio of real estate private equity funds. From time to time, if we intend to retain an interest in the property, we transfer investments from these development joint ventures to traditional real estate after the completed property commences operations.
Impairments recognized on real estate and real estate joint ventures were $0, $34 million and $9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation expense on real estate investments was $68 million, $131 million and $160 million for the years ended December 31, 2016, 2015 and 2014, respectively. Real estate investments were net of accumulated depreciation of $597 million and $572 million at December 31, 2016 and 2015, respectively.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration.
Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2016		2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$2,185	34.2%	$1,998	33.3%
Apartment	1,302	20.4	1,408	23.4
Real estate investment funds	801	12.6	469	7.8
Retail	544	8.5	609	10.1
Hotel	466	7.3	504	8.4
Industrial	446	7.0	455	7.6
Land	288	4.5	219	3.6
Agriculture	40	0.6	15	0.3
Other	314	4.9	331	5.5
Total real estate and real estate joint ventures	$6,386	100.0%	$6,008	100.0%

Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $3.7 billion and $4.1 billion at December 31, 2016 and 2015, respectively, which included $532 million and $835 million of hedge funds, at December 31, 2016 and 2015, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2016		2015
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,728	50.6%	$8,146	48.3%
Tax credit and renewable energy partnerships	3,128	18.2	3,053	18.1
Loans to affiliates	2,262	13.1	2,371	14.1
Leveraged leases, net of non-recourse debt	1,289	7.5	1,378	8.2
Annuities funding structured settlement claims	1,288	7.5	1,298	7.7
Direct financing leases	215	1.2	274	1.6
Funds withheld	151	0.9	155	0.9
Operating joint venture	96	0.6	142	0.8
Other	75	0.4	52	0.3
Total	$17,232	100.0%	$16,869	100.0%
Leveraged lease impairments were $36 million, $41 million and $80 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2016 and 2015.

•	The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2016, 2015 and 2014.
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
Derivatives categorized as Level 3 at December 31, 2016 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At December 31, 2016, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2016		2015
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased (1)	$961	$6	$819	$20
Written (2)	8,025	111	6,577	40
Total	$8,986	$117	$7,396	$60
__________________

(1)
At December 31, 2016, the Company no longer maintained a trading portfolio for derivatives. At December 31, 2015, the gross notional amount and estimated fair value for purchased credit default swaps in the trading portfolio were $175 million and ($2) million, respectively.

(2)
At December 31, 2016, the Company no longer maintained a trading portfolio for derivatives. At December 31, 2015, the gross notional amount and estimated fair value for written credit default swaps in the trading portfolio were $20 million and ($2) million, respectively.

The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Years Ended December 31,
	2016			2015
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$7	$(30)	$(23)	$26	$(12)	$14
Written (3), (4)	67	(19)	48	21	(78)	(57)
Total	$74	$(49)	$25	$47	$(90)	$(43)
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $4 million and ($4) million, respectively, for the year ended December 31, 2016, and $8 million and ($11) million, respectively, for the year ended December 31, 2015.

(3)
The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $3 million and ($3) million, respectively, for both of the years ended December 31, 2016 and December 31, 2015.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on purchased credit default swaps of ($37) million was due to certain credit spreads on credit default swaps hedging certain bonds narrowing in the current period as compared to the prior period. The favorable change in net gains (losses) on written credit default swaps of $105 million was due to certain credit spreads on certain credit default swaps used as replications, narrowing in the current period as compared to the prior period.
The maximum amount at risk related to our written credit default swaps is equal to the corresponding gross notional amount. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by state insurance regulators and the NAIC and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we can replicate the desired bond exposures and meet our ALM needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.
Embedded Derivatives
See Note 10 of the Notes to the Consolidated Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See Note 9 of the Notes to the Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect embedded derivatives.

Off-Balance Sheet Arrangements
Credit and Committed Facilities
In addition to the Credit Facility, Missouri Reinsurance, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company, has access to a committed bank facility of MetLife, Inc. which provides letters of credit for the benefit of certain affiliates of MetLife, Inc., including Metropolitan Life Insurance Company and certain of its subsidiaries, subject to bank consent. These letters of credit are used for collateral for certain of our affiliated reinsurance liabilities (the “Committed Facility”). The Committed Facility matures on June 20, 2018. See “— Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements for further descriptions of such arrangements, the classification of expenses on the Credit Facility and the Committed Facility and the nature of the associated liability for letters of credit issued and drawdowns on such facilities.
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $14 million and $22 million at estimated fair value at December 31, 2016 and 2015, respectively. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $1.6 billion and $1.4 billion at December 31, 2016 and 2015, respectively. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space, information technology and other equipment. Our commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — Contractual Obligations” and Note 16 of the Notes to the Consolidated Financial Statements.
Guarantees
See “Guarantees” in Note 16 of the Notes to the Consolidated Financial Statements.
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
Other than the commitments disclosed in Note 16 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, bridge loans, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments. See “— Liquidity and Capital Resources — Contractual Obligations.”
Insolvency Assessments
See Note 16 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. The global markets and economy continue to experience volatility that may affect our financing costs and market interest for our debt securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Investments — Current Environment.”
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $3.3 billion and $2.7 billion at December 31, 2016 and 2015, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $83.2 billion and $92.0 billion at December 31, 2016 and 2015, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives, regulatory deposits, and funding agreements, as well as amounts held in the closed block.
Liquidity
Liquidity refers to the ability to generate adequate amounts of cash to meet our needs. We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the asset mix and asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. We include provisions limiting withdrawal rights on many of our products, including general account pension products sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, global funding sources, including commercial paper, and credit and committed facilities.
Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, for securities in an unrealized loss position, realized losses would be incurred on securities sold and impairments would be incurred, if there is a need to sell securities prior to recovery, which may negatively impact our financial condition. See “Risk Factors — Investment-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature, and Our Requirements to Pledge Collateral in Derivatives Transactions May Adversely Affect Our Liquidity.”
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
Rating Agencies
Rating agencies assign insurer financial strength ratings to certain of MetLife, Inc.’s life insurance subsidiaries, including us, and credit ratings to MetLife, Inc. and certain of its subsidiaries, including us. Financial strength ratings represent the opinion of rating agencies regarding the ability of an insurance company to pay obligations under insurance policies and contracts in accordance with their terms. Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital of Metropolitan Life Insurance Company are among the many factors considered in determining our insurer financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. See “Business — Company Ratings” for further information on our insurer financial strength ratings.
Downgrades in our insurer financial strength or credit ratings, MetLife, Inc.’s credit ratings or changes to our or MetLife, Inc.’s ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, See “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings or MetLife, Inc.’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations,” “— Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements.
Statutory Capital and Dividends
We have statutory surplus and RBC levels well above levels to meet current regulatory requirements.
RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to Metropolitan Life Insurance Company. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of Metropolitan Life Insurance Company was in excess of each of those RBC levels.
The amount of the dividend that Metropolitan Life Insurance Company can pay to MetLife, Inc. is constrained by the amount of surplus Metropolitan Life Insurance Company holds to maintain its ratings and provides an additional margin for risk protection and investment in MLIC’s businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. See Note 12 of the Notes to the Consolidated Financial Statements.

Affiliated Captive Reinsurance Transactions
Metropolitan Life Insurance Company cedes specific policy classes, including ordinary life insurance, participating whole life insurance, long-term disability insurance and group life insurance, to a wholly-owned captive reinsurer. The wholly-owned captive reinsurer currently only reinsures Metropolitan Life Insurance Company business and the results of the captive reinsurer are eliminated within our consolidated results of operations. In addition, Metropolitan Life Insurance Company reinsures specific policy classes, including term life insurance, universal life insurance and ordinary and industrial life insurance, to other affiliated captive reinsurers. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of certain of these domestic affiliated captive reinsurers, as well as provided a guarantee of one such captive reinsurer’s repayment obligations on the letters of credit. MetLife, Inc. has also provided a guarantee of a captive reinsurer’s payment obligations on a retrocession agreement entered into by the captive. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies.
The NAIC continues to review insurance companies’ use of affiliated captive reinsurers and off-shore entities. The NYDFS continues to have a moratorium on new reserve financing transactions involving captive insurers. We are not aware of any states other than New York and California implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratio and ability to deploy excess capital in the future. This could result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results.
Our variable annuity guaranteed minimum benefit risk and certain other risks were previously ceded to an affiliated captive reinsurer. In November 2014, this captive reinsurer merged with and into Brighthouse Insurance, further reducing the Company’s exposure to and use of captive reinsurers. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth — Insurance Regulation” and Note 6 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.

Summary of Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Sources:
Operating activities, net	$5,804	$5,266	$6,201
Investing activities, net	—	2,143	—
Changes in policyholder account balances, net	3,710	—	3,692
Changes in payables for collateral under securities loaned and other transactions, net	—	—	3,071
Long-term debt issued	45	907	4
Other, net	24	2	2
Total sources	9,583	8,318	12,970
Uses:
Investing activities, net	3,662	—	10,433
Changes in policyholder account balances, net	—	1,032	—
Changes in payables for collateral under securities loaned and other transactions, net	696	2,230	—
Net change in short-term debt	—	—	320
Long-term debt repaid	58	673	390
Financing element on certain derivative instruments, net	321	66	224
Cash paid in connection with noncontrolling interests	—	159	—
Dividends of subsidiaries	115	—	—
Dividends paid to MetLife, Inc.	3,600	1,489	708
Returns of capital	68	11	—
Total uses	8,520	5,660	12,075
Net increase (decrease) in cash and cash equivalents	$1,063	$2,658	$895
Cash Flows from Operations
The principal cash inflows from our insurance activities come from insurance premiums, net investment income, annuity considerations and deposit funds. The principal cash outflows are the result of various life insurance, annuity and pension products, operating expenses and income tax, as well as interest expense. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.
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
Commercial Paper, Reported in Short-term Debt
MetLife Funding and MetLife, Inc. each have a commercial paper program that is supported by the Credit Facility (see “— Credit and Committed Facilities”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of Metropolitan Life Insurance Company, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Metropolitan Life Insurance Company and its former insurance subsidiary, GALIC, are members of regional FHLBs. During the years ended December 31, 2016, 2015 and 2014, we issued $16.6 billion, $17.5 billion and $9.7 billion, respectively, and repaid $14.8 billion, $17.7 billion and $9.9 billion, respectively, under funding agreements with certain regional FHLBs. In December 2016, $625 million of funding agreement obligations were deconsolidated due to the disposition of GALIC. At December 31, 2016 and 2015, total obligations outstanding under these funding agreements were $14.4 billion and $13.3 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain SPEs that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2016, 2015 and 2014, we issued $39.7 billion, $35.1 billion and $36.7 billion, respectively, and repaid $38.5 billion, $35.5 billion and $31.7 billion, respectively, under such funding agreements. At December 31, 2016 and 2015, total obligations outstanding under these funding agreements were $30.8 billion and $29.5 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Farmer Mac, as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During the years ended December 31, 2016, 2015 and 2014, we issued $1.2 billion, $50 million and $200 million, respectively, and repaid $1.2 billion, $50 million and $200 million, respectively, under such funding agreements. At both December 31, 2016 and 2015, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements.
Debt Issuances
In December 2015, MetLife Private Equity Holdings, LLC, a wholly-owned indirect investment subsidiary of MLIC, borrowed $350 million under term loans that mature in December 2020. See Note 11 of the Notes to the Consolidated Financial Statements.
Credit and Committed Facilities
MetLife Funding and MetLife, Inc. maintain the Credit Facility. When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2016, we had outstanding $202 million in letters of credit and no drawdowns against this facility, and an affiliate had $528 million in letters of credit outstanding against this facility. Remaining availability was $3.3 billion at December 31, 2016.

In December 2016, MetLife, Inc. and MetLife Funding entered into an agreement to amend the Credit Facility, which provides, among other things, that the facility will be amended and restated upon the completion of the proposed Separation and the satisfaction of certain other conditions. As amended and restated, the unsecured revolving credit facility will provide for borrowings and the issuance of letters of credit in an aggregate amount of up to $3.0 billion. All borrowings under this amended unsecured revolving credit facility must be repaid by December 20, 2021, except that letters of credit outstanding upon termination may remain outstanding until December 20, 2022.
The Committed Facility is used for collateral for certain of our affiliated reinsurance liabilities. When drawn upon, this facility bears interest at varying rates in accordance with the agreement. We had $255 million in letters of credit outstanding and there was no remaining availability under the facility at December 31, 2016. The Committed Facility matures on June 20, 2018.
See Note 11 of the Notes to the Consolidated Financial Statements for further information about these facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments associated with letters of credit and financing arrangements may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	December 31,
	2016	2015
	(In millions)
Short-term debt	$100	$100
Long-term debt (1), (2)	$1,577	$1,692
______________

(1)	Net of $12 million of unamortized issuance costs, which were reported in other assets at December 31, 2015.

(2)
Excludes $12 million and $11 million at December 31, 2016 and 2015, respectively, of long-term debt relating to CSEs — FVO (see Note 10 of the Notes to the Consolidated Financial Statements). For more information regarding long-term debt, see Note 11 of the Notes to the Consolidated Financial Statements.

(3)
Includes $366 million and $451 million of non-recourse debt at December 31, 2016 and 2015, respectively, for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment subsidiaries.

Debt and Facility Covenants
Certain of our debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable covenants at December 31, 2016.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:
Dividends
During the years ended December 31, 2016, 2015 and 2014, Metropolitan Life Insurance Company paid cash dividends to MetLife, Inc. of $3.6 billion, $1.5 billion and $708 million, respectively. Also, during the year ended December 31, 2016, Metropolitan Life Insurance Company distributed to MetLife, Inc. as a non-cash extraordinary dividend all of the issued and outstanding shares of common stock of each of NELICO and GALIC. The net book value of NELICO and GALIC at the time of the dividend was $2.9 billion, which was recorded as a dividend of retained earnings of $2.7 billion and a decrease to other comprehensive income of $254 million, net of income tax. During the year ended December 31, 2014, Metropolitan Life Insurance Company distributed to MetLife, Inc., as a dividend, all of the issued and outstanding shares of common stock of its wholly-owned, broker-dealer subsidiary, NES. The net book value of NES at the time of the dividend was $35 million. See Notes 3 and 12 of the Notes to the Consolidated Financial Statements.

Debt Repayments
See Note 11 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt, including:

•	In December 2016, the $107 million 7.625% surplus notes were deconsolidated due to the disposition of GALIC;

•	In December 2015, a wholly-owned real estate subsidiary of the Company repaid in cash $110 million of its mortgage loans issued to Brighthouse Insurance due in January 2016;

•	In November 2015, the Company repaid in cash, at maturity, $188 million of surplus notes issued to MetLife Mexico S.A., an affiliate;

•	In November 2015, the Company repaid in cash, at maturity, $200 million of surplus notes;

•	During 2015, a wholly-owned real estate subsidiary of the Company repaid in cash $132 million of its 7.26% mortgage loans issued to Brighthouse Insurance due in January 2020;

•	In November 2014, a wholly-owned real estate subsidiary of the Company repaid in cash $60 million of its 7.01% mortgage loans issued to Brighthouse Insurance due in January 2020;

•	In November 2014, a wholly-owned real estate subsidiary of the Company repaid in cash $60 million of its 4.67% mortgage loans issued to Brighthouse Insurance due in January 2017; and

•	In September 2014, the Company repaid in cash, at maturity, $217 million of surplus notes issued to MetLife Mexico S.A.
Support Agreements
Metropolitan Life Insurance Company is a party to a capital support commitment with its subsidiary, MetLife Funding. Under the arrangement, Metropolitan Life Insurance Company has agreed to cause such entity to meet specified capital requirements. We anticipate that in the event that this arrangement places demands upon us, there will be sufficient liquidity and capital to enable us to meet anticipated demands.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the U.S. segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2016 and 2015, general account surrenders and withdrawals from annuity products were $1.5 billion and $1.6 billion, respectively. In the Retirement and Income Solutions business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Retirement and Income Solutions business products that provide customers with limited rights to accelerate payments, as of December 31, 2016, there were no funding agreements or other capital market products that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2016 and 2015, we had received pledged cash collateral of $4.0 billion and $3.8 billion, respectively. At December 31, 2016 and 2015, we had pledged cash collateral of $226 million and $61 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have financial strength contingent provisions, a one-notch downgrade in Metropolitan Life Insurance Company’s credit or financial strength rating would not have increased our derivative collateral requirements at December 31, 2016.
We pledge collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements.

Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $16.8 billion and $18.1 billion at December 31, 2016 and 2015, respectively. Of these amounts, $4.0 billion and $6.3 billion at December 31, 2016 and 2015, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2016 was $4.0 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 8 of the Notes to the Consolidated Financial Statements.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for on the consolidated financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 16 of the Notes to the Consolidated Financial Statements.
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
Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2016:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$218,658	$12,597	$12,113	$11,513	$182,435
Policyholder account balances	125,742	21,708	23,253	10,130	70,651
Payables for collateral under securities loaned and other transactions	20,815	20,815	—	—	—
Debt	3,215	227	212	545	2,231
Investment commitments	8,125	7,893	141	89	2
Operating leases	1,976	216	404	369	987
Other	26,198	26,088	—	—	110
Total	$404,729	$89,544	$36,123	$22,646	$256,416

Insurance Liabilities
Insurance liabilities include future policy benefits, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation, which are all reported on the consolidated balance sheet and are more fully described in Notes 1 and 4 of the Notes to the Consolidated Financial Statements. The amounts presented reflect future estimated cash payments and (i) are based on mortality, morbidity, lapse and other assumptions comparable with our experience and expectations of future payment patterns; and (ii) consider future premium receipts on current policies in-force. All estimated cash payments presented are undiscounted as to interest, net of estimated future premiums on in-force policies and gross of any reinsurance recoverable. Payment of amounts related to policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, we have reflected the obligation at the amount of the liability, if any, presented on the consolidated balance sheet in the more than five years category. Additionally, the more than five years category includes estimated payments due for periods extending for more than 100 years.
The sum of the estimated cash flows of $218.7 billion exceeds the liability amounts of $124.7 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Actual cash payments may differ significantly from the liabilities as presented on the consolidated balance sheets and the estimated cash payments as presented due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.
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
The sum of the estimated cash flows of $125.7 billion exceeds the liability amount of $92.5 billion included on the consolidated balance sheets principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table. We also held non-cash collateral, which is not reflected as a liability on the consolidated balance sheet of $1.6 billion at December 31, 2016.

Debt
Amounts presented for debt include short-term debt and long-term debt, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet as the amounts presented herein (i) do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) include future interest on such obligations for the period from January 1, 2017 through maturity; and (iii) do not include $12 million of long-term debt relating to CSEs at December 31, 2016, as such debt does not represent our contractual obligation. Future interest on variable rate debt was computed using prevailing rates at December 31, 2016 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations. Total debt at December 31, 2016 included affiliated debt obligations of $1.9 billion.
Investment Commitments
To enhance the return on our investment portfolio, we commit to lend funds under mortgage loans, bank credit facilities, bridge loans and private corporate bond investments and we commit to fund partnership investments. In the table, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration dates of the corresponding commitments. As it relates to commitments to fund partnerships and bank credit facilities, we anticipate that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are generally presented in the one year or less category. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the one year or less category. See Note 16 of the Notes to the Consolidated Financial Statements and “— Off-Balance Sheet Arrangements.”
Operating Leases
As a lessee, we have various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those lease obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to our financial position or results of operations. See Note 16 of the Notes to the Consolidated Financial Statements.
Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheets. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheets that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $1.5 billion was excluded as the timing of payment cannot be reliably determined.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2016.
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
Reconciliations of these non-GAAP measures to the most directly comparable historical GAAP measures are included in “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
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
The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes investment hedge adjustments, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

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
The tax impact of the adjustments mentioned above are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate. Additionally, the provision for income tax (expense) benefit also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.
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

Subsequent Events
See Note 19 of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have developed an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) within MetLife, Inc.’s GRM, ALM Unit, Treasury Department and Investments Department. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. MetLife, Inc.’s Enterprise Risk Committee (“ERC”) is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife, Inc. and subsidiary insurance company level manage capital and risk positions, approve ALM strategies and establish corporate business standards.
Global Risk Management
Independent from the lines of business, the centralized GRM, led by MetLife, Inc.’s Chief Risk Officer (“CRO”) collaborates and coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated, managed and reported across the Company. The CRO reports to MetLife, Inc.’s Chief Executive Officer and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
GRM considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. GRM’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines MetLife’s approach for managing risk;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	coordinating Own Risk and Solvency Assessments for the Board, senior management and regulator use;

•	establishing appropriate corporate risk tolerance levels;

•	recommending risk appetite statements and investment general authorizations to the Board;

•	managing capital on an economic basis;

•	recommending capital allocations on an economic capital basis; and

•
reporting to the following committees: (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of MetLife, Inc.’s Board of Directors; (iii) the Compensation Committee of MetLife, Inc.’s Board of Directors; (iv) the Finance Committee of MLIC’s Board of Directors; and (v) the financial and non-financial senior management committees of each of MetLife, Inc. and MLIC on various aspects of risk.

Asset/Liability Management
We actively manage our assets using an approach that balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably managed on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM Unit, GRM, the Portfolio Management Unit, and the senior members of MetLife’s business segments and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios, establishing investment guidelines and limits and providing oversight of the ALM process on a periodic basis. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up by product type. Generally, the ALM Steering Committee oversees the activities of the underlying ALM Committees. The ALM Steering Committee reports to the ERC.
MetLife establishes target asset portfolios for each major insurance product or product group, which represent the investment strategies used to profitably fund our liabilities within acceptable levels of risk. The ALM Working Groups monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, liquidity, asset sector concentration and credit quality.

Market Risk Exposures
We regularly analyze our exposure to interest rate, foreign currency exchange rate and equity market price risk. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and equity markets. We have exposure to market risk through our insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates, foreign currency exchange rates and equity markets.
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”
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
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as embedded derivatives on variable annuities with guaranteed minimum benefits and certain policyholder account balances. Equity exposures associated with other limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
Management of Market Risk Exposures
We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives.
Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The NYDFS regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities and any non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.
We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives and duration mismatch limits. We also use reinsurance to mitigate interest rate risk.

Common industry metrics, such as duration and convexity, are also used to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, consideration is given to all policyholder guarantees and to how we intend to set indeterminate policy elements such as interest credits or dividends. Each asset portfolio has a duration target based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, we may support such liabilities with equity investments, derivatives or interest rate curve mismatch strategies.
Foreign Currency Exchange Rate Risk Management
MetLife, Inc. has a well-established Enterprise FX (Foreign Exchange) Risk Policy to ensure that we manage foreign currency exchange rate exposures within the Company’s risk tolerance. In general, investments backing specific liabilities are currency matched. This is achieved through direct investments in matching currency or through the use of FX derivatives. Management of each of the Company’s segments, with oversight from the Company’s FX Risk Committee, is responsible for establishing limits and managing any foreign currency exchange rate exposure.
We use foreign currency swaps and forwards to mitigate the liability exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments and the sale of certain insurance products.
Equity Market Risk Management
We manage equity market risk on an integrated basis with other risks through ALM strategies, including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. These derivatives include exchange-traded equity futures, equity index options contracts, total rate of return swaps and equity variance swaps. This risk is managed by the ALM Unit in partnership with the Investments Department.
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on accounting results and GAAP and statutory capital. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•
Risks Related to Guarantee Benefits — We use a wide range of derivative contracts to mitigate the risk associated with variable annuity living guarantee benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options, total rate of return swaps, interest rate option contracts, and equity variance swaps.

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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, foreign currency exchange rates and equity market prices. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2016. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our trading and non-trading assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;

•
the U.S. dollar equivalent estimated fair values of our foreign currency exposures due to a 10% change (increase in the value of the U.S. dollar compared to all foreign currencies or decrease in the value of the U.S. dollar compared to all foreign currencies) in foreign currency exchange rates; and

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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $122.3 billion of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets.

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;

•	foreign currency risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;

•	for the derivatives that qualify as hedges, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes liabilities pursuant to insurance contracts and real estate holdings; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2016 (1)
(In millions)
Interest rate risk (2)	$3,517
Foreign currency exchange rate risk (2)	$284
Equity market risk (2)	$97
______________

(1)
In 2016, the Company reinvested its trading securities portfolio into other asset classes and, at December 31, 2016, the Company no longer held any actively traded securities. The potential losses in estimated fair value presented are for non-trading securities.

(2)	The risk sensitivities derived used a 10% increase in interest rates, a 10% weakening of the U.S. dollar against foreign currencies, and a 10% decrease in equity prices.

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in the yield curve by type of asset or liability at:

	December 31, 2016
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$163,120	$(2,842)
Equity securities		$1,839	—
FVO general account securities		$15	—
Mortgage loans		$57,171	(467)
Policy loans		$6,953	(62)
Short-term investments		$4,690	(1)
Other invested assets		$2,302	(11)
Cash and cash equivalents		$5,714	—
Accrued investment income		$2,019	—
Premiums, reinsurance and other receivables		$15,789	(916)
Embedded derivatives within asset host contracts (2)		$460	(43)
Total assets			$(4,342)
Liabilities (3)
Policyholder account balances		$74,052	$376
Payables for collateral under securities loaned and other transactions		$20,815	—
Short-term debt		$100	—
Long-term debt		$1,755	32
Other liabilities		$14,814	1,134
Embedded derivatives within liability host contracts (2)		$1,353	187
Total liabilities			$1,729
Derivative Instruments
Interest rate and interest rate total return swaps	$40,997	$4,024	$(662)
Interest rate floors	$9,001	$171	(20)
Interest rate caps	$78,358	$109	38
Interest rate futures	$2,342	$3	(10)
Interest rate options	$850	$143	(31)
Interest rate forwards	$4,429	$(373)	(137)
Synthetic GICs	$5,566	$—	—
Foreign currency swaps	$29,455	$825	(77)
Foreign currency forwards	$1,396	$34	(1)
Credit default swaps	$8,986	$117	—
Equity futures	$1,851	$10	—
Equity index options	$11,119	$(166)	(4)
Equity variance swaps	$5,579	$(124)	—
Equity total return swaps	$1,013	$(41)	—
Total derivative instruments			(904)
Net Change			$(3,517)
______________

(1)
Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. FVO general account securities and long-term debt exclude $8 million and $12 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $122.3 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Sensitivity to rising interest rates increased $416 million, or 13%, to $3.5 billion at December 31, 2016 from $3.1 billion at December 31, 2015. The change was primarily due to an increase of $333 million from the use of derivatives, used by the Company as hedges against low interest rates. Sensitivity also increased as a result of reinsurance activity as well as increased rates, since the sensitivity was calculated based on a 10% increase in the yield curve.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in the U.S. dollar compared to all foreign currencies at:

	December 31, 2016
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$163,120	$1,239
Equity securities		$1,839	—
FVO general account securities		$15	—
Mortgage loans		$57,171	389
Policy loans		$6,953	—
Short-term investments		$4,690	110
Other invested assets		$2,302	—
Cash and cash equivalents		$5,714	—
Accrued investment income		$2,019	—
Premiums, reinsurance and other receivables		$15,789	—
Embedded derivatives within asset host contracts (2)		$460	—
Total assets			$1,738
Liabilities (3)
Policyholder account balances		$74,052	$(1,182)
Payables for collateral under securities loaned and other transactions		$20,815	—
Long-term debt		$1,755	—
Other liabilities		$14,814	—
Embedded derivatives within liability host contracts (2)		$1,353	—
Total liabilities			$(1,182)
Derivative Instruments
Interest rate and interest rate total return swaps	$40,997	$4,024	$—
Interest rate floors	$9,001	$171	—
Interest rate caps	$78,358	$109	—
Interest rate futures	$2,342	$3	—
Interest rate options	$850	$143	—
Interest rate forwards	$4,429	$(373)	—
Synthetic GICs	$5,566	$—	—
Foreign currency swaps	$29,455	$825	(790)
Foreign currency forwards	$1,396	$34	(54)
Credit default swaps	$8,986	$117	3
Equity futures	$1,851	$10	—
Equity index options	$11,119	$(166)	1
Equity variance swaps	$5,579	$(124)	—
Equity total return swaps	$1,013	$(41)	—
Total derivative instruments			(840)
Net Change			$(284)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. FVO general account securities and long-term debt exclude $8 million and $12 million, respectively, related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $122.3 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% decrease in foreign currency exchange rates.

Sensitivity to foreign currency exchange rates increased by $124 million, to $284 million at December 31, 2016 from $160 million at December 31, 2015. This increase was primarily due to $232 million of higher sensitivity on derivative hedges which was partially offset by net lower currency risk of foreign denominated assets and liabilities of $108 million.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in equity prices by type of asset or liability at:

	December 31, 2016
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets
Equity securities		$1,839	$(184)
Embedded derivatives within asset host contracts (2)		$460	42
Total assets			(142)
Liabilities
Policyholder account balances		$74,052	—
Embedded derivatives within liability host contracts (2)		$1,353	(319)
Total liabilities			$(319)
Derivative Instruments
Interest rate and interest rate total return swaps	$40,997	$4,024	$—
Interest rate floors	$9,001	$171	—
Interest rate caps	$78,358	$109	—
Interest rate futures	$2,342	$3	—
Interest rate options	$850	$143	—
Interest rate forwards	$4,429	$(373)	—
Synthetic GICs	$5,566	$—	—
Foreign currency swaps	$29,455	$825	—
Foreign currency forwards	$1,396	$34	—
Credit default swaps	$8,986	$117	—
Equity futures	$1,851	$10	177
Equity index options	$11,119	$(166)	73
Equity variance swaps	$5,579	$(124)	5
Equity total return swaps	$1,013	$(41)	109
Total derivative instruments			364
Net Change			$(97)
______________

(1)
Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.
Sensitivity to declining equity prices increased by $73 million to $97 million at December 31, 2016 from $24 million at December 31, 2015. This increase was primarily due to the impact of net embedded derivatives.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Metropolitan Life Insurance Company:

We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metropolitan Life Insurance Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 23, 2017

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2016 and 2015
(In millions, except share and per share data)

	2016	2015
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $155,141 and $168,361, respectively; includes $0 and $103, respectively, relating to variable interest entities)	$163,120	$175,686
Equity securities available-for-sale, at estimated fair value (cost: $1,785 and $1,985, respectively)	1,839	1,949
Fair value option and trading securities, at estimated fair value (includes $0 and $404, respectively, of actively traded securities; and $8 and $13, respectively, relating to variable interest entities)	23	431
Mortgage loans (net of valuation allowances of $267 and $257, respectively; includes $566 and $314, respectively, under the fair value option)	56,560	53,722
Policy loans	5,945	8,134
Real estate and real estate joint ventures (includes $1,124 and $0, respectively, relating to variable interest entities; includes $56 and $42, respectively, of real estate held-for-sale)	6,386	6,008
Other limited partnership interests (includes $14 and $27, respectively, relating to variable interest entities)	3,725	4,088
Short-term investments, principally at estimated fair value	4,690	5,595
Other invested assets (includes $31 and $43, respectively, relating to variable interest entities)	17,232	16,869
Total investments	259,520	272,482
Cash and cash equivalents, principally at estimated fair value (includes $0 and $1, respectively, relating to variable interest entities)	5,714	4,651
Accrued investment income (includes $0 and $1, respectively, relating to variable interest entities)	2,019	2,250
Premiums, reinsurance and other receivables (includes $6 and $2, respectively, relating to variable interest entities)	22,383	23,722
Deferred policy acquisition costs and value of business acquired	4,743	6,043
Current income tax recoverable	—	36
Other assets (includes $3 and $3, respectively, relating to variable interest entities)	4,346	4,397
Separate account assets	133,836	135,939
Total assets	$432,561	$449,520
Liabilities and Equity
Liabilities
Future policy benefits	$115,556	$118,914
Policyholder account balances	92,466	94,420
Other policy-related balances	6,731	7,201
Policyholder dividends payable	510	624
Policyholder dividend obligation	1,931	1,783
Payables for collateral under securities loaned and other transactions	20,815	21,937
Short-term debt	100	100
Long-term debt (includes $12 and $61, respectively, at estimated fair value, relating to variable interest entities)	1,589	1,715
Current income tax payable	50	—
Deferred income tax liability	2,503	2,888
Other liabilities (includes $0 and $2, respectively, relating to variable interest entities)	29,497	32,755
Separate account liabilities	133,836	135,939
Total liabilities	405,584	418,276
Contingencies, Commitments and Guarantees (Note 16)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,413	14,444
Retained earnings	9,250	13,738
Accumulated other comprehensive income (loss)	3,119	2,685
Total Metropolitan Life Insurance Company stockholder’s equity	26,787	30,872
Noncontrolling interests	190	372
Total equity	26,977	31,244
Total liabilities and equity	$432,561	$449,520
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Revenues
Premiums	$22,393	$21,934	$21,384
Universal life and investment-type product policy fees	2,542	2,584	2,466
Net investment income	11,083	11,577	11,893
Other revenues	1,478	1,536	1,808
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(87)	(49)	(16)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(10)	(5)	(10)
Other net investment gains (losses)	229	313	169
Total net investment gains (losses)	132	259	143
Net derivative gains (losses)	(1,138)	881	1,037
Total revenues	36,490	38,771	38,731
Expenses
Policyholder benefits and claims	25,291	24,527	23,855
Interest credited to policyholder account balances	2,233	2,183	2,174
Policyholder dividends	1,200	1,264	1,240
Other expenses	5,803	6,258	6,071
Total expenses	34,527	34,232	33,340
Income (loss) from continuing operations before provision for income tax	1,963	4,539	5,391
Provision for income tax expense (benefit)	207	1,782	1,532
Income (loss) from continuing operations, net of income tax	1,756	2,757	3,859
Income (loss) from discontinued operations, net of income tax	—	—	(3)
Net income (loss)	1,756	2,757	3,856
Less: Net income (loss) attributable to noncontrolling interests	(8)	—	(5)
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,764	$2,757	$3,861
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Net income (loss)	$1,756	$2,757	$3,856
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	406	(4,434)	4,165
Unrealized gains (losses) on derivatives	36	559	1,288
Foreign currency translation adjustments	13	(101)	(44)
Defined benefit plans adjustment	217	342	(1,001)
Other comprehensive income (loss), before income tax	672	(3,634)	4,408
Income tax (expense) benefit related to items of other comprehensive income (loss)	(238)	1,285	(1,532)
Other comprehensive income (loss), net of income tax	434	(2,349)	2,876
Comprehensive income (loss)	2,190	408	6,732
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	(8)	—	(5)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$2,198	$408	$6,737
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$5	$14,515	$9,352	$2,158	$26,030	$250	$26,280
Capital contributions from MetLife, Inc.		4			4		4
Returns of capital		(76)			(76)		(76)
Excess tax benefits related to stock-based compensation		5			5		5
Dividends paid to MetLife, Inc.			(708)		(708)		(708)
Dividend of subsidiary (Note 3)			(35)		(35)		(35)
Change in equity of noncontrolling interests					—	147	147
Net income (loss)			3,861		3,861	(5)	3,856
Other comprehensive income (loss), net of income tax				2,876	2,876		2,876
Balance at December 31, 2014	5	14,448	12,470	5,034	31,957	392	32,349
Capital contributions from MetLife, Inc.		4			4		4
Returns of capital		(11)			(11)		(11)
Excess tax benefits related to stock-based compensation		3			3		3
Dividends paid to MetLife, Inc.			(1,489)		(1,489)		(1,489)
Change in equity of noncontrolling interests					—	(20)	(20)
Net income (loss)			2,757		2,757		2,757
Other comprehensive income (loss), net of income tax				(2,349)	(2,349)		(2,349)
Balance at December 31, 2015	5	14,444	13,738	2,685	30,872	372	31,244
Capital contributions from MetLife, Inc.		10			10		10
Returns of capital		(68)			(68)		(68)
Excess tax benefits related to stock-based compensation		27			27		27
Dividends paid to MetLife, Inc.			(3,600)		(3,600)		(3,600)
Dividend of subsidiaries (Note 3)			(2,652)		(2,652)	2	(2,650)
Change in equity of noncontrolling interests					—	(176)	(176)
Net income (loss)			1,764		1,764	(8)	1,756
Other comprehensive income (loss), net of income tax				434	434		434
Balance at December 31, 2016	$5	$14,413	$9,250	$3,119	$26,787	$190	$26,977
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$1,756	$2,757	$3,856
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	367	474	460
Amortization of premiums and accretion of discounts associated with investments, net	(975)	(848)	(664)
(Gains) losses on investments and from sales of businesses, net	(132)	(259)	(138)
(Gains) losses on derivatives, net	1,865	(426)	(902)
(Income) loss from equity method investments, net of dividends or distributions	483	320	374
Interest credited to policyholder account balances	2,233	2,183	2,174
Universal life and investment-type product policy fees	(2,542)	(2,584)	(2,466)
Change in fair value option and trading securities	406	278	2
Change in accrued investment income	81	113	242
Change in premiums, reinsurance and other receivables	(2,606)	(135)	711
Change in deferred policy acquisition costs and value of business acquired, net	108	260	271
Change in income tax	(430)	257	229
Change in other assets	701	763	465
Change in insurance-related liabilities and policy-related balances	2,719	2,628	2,672
Change in other liabilities	1,731	(499)	(1,086)
Other, net	39	(16)	1
Net cash provided by (used in) operating activities	5,804	5,266	6,201
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	74,985	82,744	63,068
Equity securities	859	651	186
Mortgage loans	11,286	11,189	11,605
Real estate and real estate joint ventures	762	2,734	976
Other limited partnership interests	830	1,185	375
Purchases of:
Fixed maturity securities	(72,414)	(76,594)	(69,256)
Equity securities	(771)	(694)	(173)
Mortgage loans	(16,039)	(16,268)	(14,769)
Real estate and real estate joint ventures	(1,390)	(823)	(1,876)
Other limited partnership interests	(809)	(668)	(773)
Cash received in connection with freestanding derivatives	1,372	1,039	740
Cash paid in connection with freestanding derivatives	(2,451)	(1,012)	(1,050)
Receipts on loans to affiliates	—	—	75
Issuances of loans to affiliates	—	—	(100)
Purchases of loans to affiliates	—	—	(437)
Net change in policy loans	85	357	(70)
Net change in short-term investments	694	(1,117)	1,472
Net change in other invested assets	(434)	(603)	(254)
Net change in property, equipment and leasehold improvements	(227)	23	(140)
Other, net	—	—	(32)
Net cash provided by (used in) investing activities	$(3,662)	$2,143	$(10,433)
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.) — (continued)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Cash flows from financing activities
Policyholder account balances:
Deposits	$64,962	$60,216	$54,902
Withdrawals	(61,252)	(61,248)	(51,210)
Net change in payables for collateral under securities loaned and other transactions	(696)	(2,230)	3,071
Net change in short-term debt	—	—	(320)
Long-term debt issued	45	907	4
Long-term debt repaid	(58)	(673)	(390)
Financing element on certain derivative instruments, net	(321)	(66)	(224)
Cash paid in connection with noncontrolling interests	—	(159)	—
Dividend of subsidiaries	(115)	—	—
Dividends paid to MetLife, Inc.	(3,600)	(1,489)	(708)
Returns of capital	(68)	(11)	—
Other, net	24	2	2
Net cash provided by (used in) financing activities	(1,079)	(4,751)	5,127
Change in cash and cash equivalents	1,063	2,658	895
Cash and cash equivalents, beginning of year	4,651	1,993	1,098
Cash and cash equivalents, end of year	$5,714	$4,651	$1,993
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$114	$123	$150
Income tax	$819	$1,217	$1,304
Non-cash transactions
Capital contributions from MetLife, Inc.	$10	$4	$4
Fixed maturity securities received in connection with pension risk transfer transactions	$985	$903	$—
Transfer of fixed maturity securities from affiliates	$367	$—	$—
Transfer of fixed maturity securities to affiliates	$3,940	$—	$—
Transfer of mortgage loans to affiliates	$626	$—	$—
Deconsolidation of real estate investment vehicles (1):
Reduction of redeemable noncontrolling interests	$—	$—	$774
Reduction of long-term debt	$—	$543	$413
Reduction of real estate and real estate joint ventures	$354	$389	$1,132
Increase in noncontrolling interests	$—	$153	$—
Reduction of noncontrolling interests	$354	$—	$—
Issuance of short-term debt	$—	$—	$245
Returns of capital	$—	$—	$76
Disposal of subsidiaries:
Assets disposed	$27,476	$—	$69
Liabilities disposed	(24,572)	—	(34)
Net assets disposed	2,904	—	35
Cash disposed	(115)	—	(49)
Dividend of interests in subsidiaries	(2,789)	—	14
Loss on dividend of interests in subsidiaries	$—	$—	$—
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
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a provider of life insurance, annuities, employee benefits and asset management and is organized into two segments: U.S. and MetLife Holdings. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
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

Accounting Policy	Note
Insurance	4
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	5
Reinsurance	6
Investments	8
Derivatives	9
Fair Value	10
Employee Benefit Plans	14
Income Tax	15
Litigation Contingencies	16
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for amounts payable under insurance policies. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions are established at the time the policy is issued and are intended to estimate the experience for the period the policy benefits are payable. Utilizing these assumptions, liabilities are established on a block of business basis. For long-duration insurance contracts, assumptions such as mortality, morbidity and interest rates are “locked in” upon the issuance of new business. However, significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves. Such reserves are determined based on the then current assumptions and do not include a provision for adverse deviation.
Premium deficiency reserves may also be established for short-duration contracts to provide for expected future losses. These reserves are based on actuarial estimates of the amount of loss inherent in that period, including losses incurred for which claims have not been reported. The provisions for unreported claims are calculated using studies that measure the historical length of time between the incurred date of a claim and its eventual reporting to the Company. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts.
Liabilities for universal and variable life policies with secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”), and are thus subject to the same variability and risk as further discussed herein. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the Standard & Poor’s Global Ratings (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.

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
The liability for policy and contract claims generally relates to incurred but not reported (“IBNR”) death, disability, long-term care and dental claims, as well as claims which have been reported but not yet settled. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Premiums related to short-duration non-medical health and disability contracts are recognized on a pro rata basis over the applicable contract term.
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
All revenues and expenses are presented net of reinsurance, as applicable.
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
The recovery of DAC and VOBA is dependent upon the future profitability of the related business. DAC and VOBA are aggregated on the financial statements for reporting purposes.

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
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 8 “— Investments — Fixed Maturity and Equity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Securities.” The amortization of premium and accretion of discount of fixed maturity securities also takes into consideration call and maturity dates. Dividends on equity securities are recognized when declared.
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
Fair Value Option and Trading Securities
Fair value option (“FVO”) and trading securities are stated at estimated fair value and include investments for which the FVO has been elected (“FVO Securities”) and investments that are actively purchased and sold (“Actively traded securities”).
Changes in estimated fair value of these securities are included in net investment income, except for certain securities included in FVO Securities, where changes are included in net investment gains (losses).
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations. The Company recognizes distributions on cost method investments when such distributions become payable or received. Because of the nature and structure of these cost method investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards.
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
Accruals on derivatives are generally recorded in accrued investment income or within other liabilities. However, accruals that are not scheduled to settle within one year are included with the derivatives’ carrying value in other invested assets or other liabilities.
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
Actuarial gains and losses result from differences between the actual experience and the assumed experience on plan assets or PBO during a particular period and are recorded in accumulated OCI (“AOCI”). To the extent such gains and losses exceed 10% of the greater of the PBO or the estimated fair value of plan assets, the excess is amortized into net periodic benefit costs, generally over the average projected future service years of the active employees. In addition, prior service costs (credit) are recognized in AOCI at the time of the amendment and then amortized to net periodic benefit costs over the average projected future service years of the active employees.
Net periodic benefit costs are determined using management estimates and actuarial assumptions and are comprised of service cost, interest cost, settlement and curtailment costs, expected return on plan assets, amortization of net actuarial (gains) losses, and amortization of prior service costs (credit). Fair value is used to determine the expected return on plan assets.
The Company also sponsors defined contribution plans for substantially all employees under which a portion of employee contributions is matched. Applicable matching contributions are made each payroll period. Accordingly, the Company recognizes compensation cost for current matching contributions. As all contributions are transferred currently as earned to the defined contribution plans, no liability for matching contributions is recognized on the balance sheets.
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
The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded on the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.
The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax expense.
Litigation Contingencies
The Company is a party to a number of legal actions and is involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 16, legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s financial statements.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

MetLife, Inc. grants certain employees stock-based compensation awards under various plans that are subject to specific vesting conditions. With the exception of performance shares granted in 2013 and after which are re-measured quarterly, the cost of all stock-based transactions is measured at fair value at the grant date and recognized over the period during which a grantee is required to provide services in exchange for the award. Although the terms of MetLife, Inc.’s stock-based plans do not accelerate vesting upon the attainment of the applicable criteria for post-employment award continuation, the requisite service period subsequent to attaining such criteria is considered non-substantive. Accordingly, MetLife, Inc. recognizes compensation expense related to stock-based awards over the shorter of the requisite service period or the period to attainment of such criteria. An estimation of future forfeitures of stock-based awards is incorporated into the determination of compensation expense when recognizing expense over the requisite service period.
Cash and Cash Equivalents
The Company considers all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, which approximates estimated fair value.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $1.3 billion and $1.2 billion at December 31, 2016 and 2015, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $673 million and $720 million at December 31, 2016 and 2015, respectively. Related depreciation and amortization expense was $139 million, $159 million and $123 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.5 billion and $1.4 billion at December 31, 2016 and 2015, respectively. Accumulated amortization of capitalized software was $1.1 billion and $1.0 billion at December 31, 2016 and 2015, respectively. Related amortization expense was $132 million, $150 million and $145 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Policyholder Dividends
Policyholder dividends are approved annually by Metropolitan Life Insurance Company’s board of directors. The aggregate amount of policyholder dividends is related to actual interest, mortality, morbidity and expense experience for the year, as well as management’s judgment as to the appropriate level of statutory surplus to be retained by Metropolitan Life Insurance Company.

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
The Company tests goodwill for impairment by either performing a qualitative assessment or a two-step quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all of its reporting units and perform a two-step quantitative impairment test. In performing the two-step quantitative impairment test, the Company may determine the fair values of its reporting units by applying a market multiple, discounted cash flow, and/or an actuarial based valuation approach.
For the 2016 annual goodwill impairment tests, the Company utilized qualitative assessments for its reporting units and determined it was not more likely than not that the fair value of any of the reporting units was less than its carrying amount. Therefore, no further testing was needed for these reporting units. The goodwill balance was $70 million in the U.S segment and $31 million in the MetLife Holdings segment, at both December 31, 2016 and 2015.
Adoption of New Accounting Pronouncements
Effective January 1, 2016, the Company retrospectively adopted guidance relating to short-duration contracts. The new guidance requires insurance entities to provide users of financial statements with more transparent information about initial claim estimates and subsequent adjustments to these estimates, including information on: (i) reconciling from the claim development table to the balance sheet liability, (ii) methodologies and judgments in estimating claims, and (iii) the timing, and frequency of claims. The adoption did not have an impact on the Company’s consolidated financial statements other than expanded disclosures in Note 4.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2016, the Company retrospectively adopted new guidance relating to the consolidation of certain entities. The objective of the new standard is to improve targeted areas of the consolidation guidance and to reduce the number of consolidation models. The new consolidation standard provides guidance on how a reporting entity (i) evaluates whether the entity should consolidate limited partnerships and similar entities, (ii) assesses whether the fees paid to a decisionmaker or service provider are variable interests in a VIE, and (iii) assesses the variable interests in a VIE held by related parties of the reporting entity. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The adoption of the new guidance did not impact which entities are consolidated by the Company. The consolidated VIE assets and liabilities and unconsolidated VIE carrying amounts and maximum exposure to loss as of December 31, 2016, disclosed in Note 8, reflect the application of the new guidance.
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
Effective January 1, 2014, the Company adopted new guidance regarding the presentation of an unrecognized tax benefit. The new guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented on the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, when the carryforwards are not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the applicable tax law does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented on the financial statements as a liability and will not be combined with the related deferred tax asset. The adoption was prospectively applied and resulted in a reduction to other liabilities and a corresponding increase to deferred income tax liability in the amount of $190 million.
Effective January 1, 2014, the Company adopted new guidance on other expenses. The objective of this standard is to address how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010, as amended by the Health Care and Education Reconciliation Act. The amendments in this standard specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using the straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. In accordance with the adoption of the new accounting pronouncement, on January 1, 2014, the Company recorded $55 million in other liabilities, and a corresponding deferred cost, in other assets.
Future Adoption of New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (Accounting Standards Update (“ASU”) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost). The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance requires that an employer that offers to their employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2017, the FASB issued new guidance on goodwill impairment (ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2017, the FASB issued new guidance on business combinations (ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted as specified in the guidance. The new guidance clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard will result in fewer acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In November 2016, the FASB issued new guidance on restricted cash (ASU 2016-18, Statement of Cash Flows (Topic 230): a consensus of the FASB Emerging Issues Task Force). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, the new guidance requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance does not provide a definition of restricted cash or restricted cash equivalents. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In October 2016, the FASB issued new guidance on consolidation evaluation for entities under common control (ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control). The new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decisionmaker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an OTTI on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company believes that the most significant impact upon adoption will be to its mortgage loan investments. The Company is continuing to evaluate the overall impact of the new guidance on its consolidated financial statements.
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach. Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts, as well as identification of other contracts that may fall under the scope of the new guidance. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the FVO that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available-for-sale and, to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The population of these investments accounted for under the cost method is not material. The Company is continuing to evaluate the overall impact of this guidance on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP; however, it will not impact the accounting for insurance and investment contracts within the scope of Financial Services insurance (Topic 944), leases, financial instruments and guarantees. For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. Given the scope of the new revenue recognition guidance, the Company does not expect the adoption to have a material impact on its consolidated revenues or statements of operations, with the Company’s implementation efforts primarily focused on other revenues on the consolidated statements of operations.
Other
Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments will impact the accounting treatment of the Company’s centrally cleared derivatives, for which the CME serves as the central clearing party. The application of the amended rulebook is expected to reduce the gross derivative assets and liabilities, as well as the related collateral, recorded on the consolidated balance sheet for trades cleared through the CME. The Company is currently evaluating the impact of these amendments on its consolidated financial statements. This change is not expected to impact the tax treatment of such derivatives, although the Internal Revenue Service (“IRS”) is being asked to issue definitive guidance.
2. Segment Information
The Company is organized into two segments: U.S. and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other.
On January 12, 2016, MetLife, Inc. announced its plan to separate a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”). MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it “Brighthouse Financial.”
On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). On December 6, 2016, Brighthouse filed an amendment to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to include Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA) (“Brighthouse Insurance”), New England Life Insurance Company (“NELICO”), a former wholly-owned subsidiary of Metropolitan Life Insurance Company, Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company) (“Brighthouse NY”), Brighthouse Investment Advisers, LLC (formerly, MetLife Advisers, LLC) and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock.
The ultimate form and timing of the Separation will be influenced by a number of factors, including regulatory considerations and economic conditions. MetLife continues to evaluate and pursue structural alternatives for the proposed Separation. The Separation remains subject to certain conditions, including among others, obtaining final approval from the MetLife, Inc. Board of Directors, receipt of a favorable ruling from the IRS and an opinion from MetLife’s tax advisor regarding certain U.S. federal income tax matters, insurance and other regulatory approvals, and an SEC declaration of the effectiveness of the Form 10.
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

•
The Retirement and Income Solutions business offers a broad range of annuity and investment products, including guaranteed interest contracts and other stable value products, institutional income annuities and separate account contracts for the investment management of defined benefit and defined contribution plan assets. This business also includes structured settlements and certain products to fund postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.

MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses no longer actively marketed by the Company in the United States. These products and businesses include variable, universal, term and whole life, as well as variable, fixed and index-linked annuities. The MetLife Holdings segment also includes the Company’s discontinued long-term care business.
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
The following additional adjustments are made to revenues, in the line items indicated, in calculating operating revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) includes income from discontinued real estate operations, (iii) excludes post-tax operating earnings adjustments relating to insurance joint ventures accounted for under the equity method and (iv) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2016, 2015 and 2014 and at December 31, 2016 and 2015. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, income (loss) from continuing operations, net of income tax, or operating earnings.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2016	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$17,921	$4,411	$61	$22,393	$—	$22,393
Universal life and investment-type product policy fees	988	1,236	216	2,440	102	2,542
Net investment income	6,075	5,606	(67)	11,614	(531)	11,083
Other revenues	750	110	618	1,478	—	1,478
Net investment gains (losses)	—	—	—	—	132	132
Net derivative gains (losses)	—	—	—	—	(1,138)	(1,138)
Total revenues	25,734	11,363	828	37,925	(1,435)	36,490
Expenses
Policyholder benefits and claims and policyholder dividends	18,935	7,255	130	26,320	171	26,491
Interest credited to policyholder account balances	1,297	907	32	2,236	(3)	2,233
Capitalization of DAC	(60)	(267)	(5)	(332)	—	(332)
Amortization of DAC and VOBA	56	675	56	787	(346)	441
Interest expense on debt	10	7	95	112	—	112
Other expenses	2,770	1,850	825	5,445	137	5,582
Total expenses	23,008	10,427	1,133	34,568	(41)	34,527
Provision for income tax expense (benefit)	975	270	(551)	694	(487)	207
Operating earnings	$1,751	$666	$246	2,663
Adjustments to:
Total revenues				(1,435)
Total expenses				41
Provision for income tax (expense) benefit				487
Income (loss) from continuing operations, net of income tax				$1,756		$1,756

At December 31, 2016	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$247,314	$163,048	$22,199	$432,561
Separate account assets	$85,854	$47,982	$—	$133,836
Separate account liabilities	$85,854	$47,982	$—	$133,836

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2015	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$17,340	$4,527	$67	$21,934	$—	$21,934
Universal life and investment-type product policy fees	941	1,294	249	2,484	100	2,584
Net investment income	6,037	5,902	94	12,033	(456)	11,577
Other revenues	729	135	672	1,536	—	1,536
Net investment gains (losses)	—	—	—	—	259	259
Net derivative gains (losses)	—	—	—	—	881	881
Total revenues	25,047	11,858	1,082	37,987	784	38,771
Expenses
Policyholder benefits and claims and policyholder dividends	18,384	7,218	125	25,727	64	25,791
Interest credited to policyholder account balances	1,212	933	34	2,179	4	2,183
Capitalization of DAC	(71)	(409)	(2)	(482)	—	(482)
Amortization of DAC and VOBA	59	527	44	630	112	742
Interest expense on debt	5	4	113	122	—	122
Other expenses	2,724	1,825	1,324	5,873	3	5,876
Total expenses	22,313	10,098	1,638	34,049	183	34,232
Provision for income tax expense (benefit)	981	555	37	1,573	209	1,782
Operating earnings	$1,753	$1,205	$(593)	2,365
Adjustments to:
Total revenues				784
Total expenses				(183)
Provision for income tax (expense) benefit				(209)
Income (loss) from continuing operations, net of income tax				$2,757		$2,757

At December 31, 2015	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$231,653	$178,734	$39,133	$449,520
Separate account assets	$79,540	$48,478	$7,921	$135,939
Separate account liabilities	$79,540	$48,478	$7,921	$135,939

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2014	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$16,771	$4,523	$90	$21,384	$—	$21,384
Universal life and investment-type product policy fees	907	1,257	248	2,412	54	2,466
Net investment income	5,927	6,105	333	12,365	(472)	11,893
Other revenues	702	407	699	1,808	—	1,808
Net investment gains (losses)	—	—	—	—	143	143
Net derivative gains (losses)	—	—	—	—	1,037	1,037
Total revenues	24,307	12,292	1,370	37,969	762	38,731
Expenses
Policyholder benefits and claims and policyholder dividends	17,825	7,102	123	25,050	45	25,095
Interest credited to policyholder account balances	1,164	966	33	2,163	11	2,174
Capitalization of DAC	(78)	(325)	(21)	(424)	—	(424)
Amortization of DAC and VOBA	54	467	58	579	116	695
Interest expense on debt	12	8	130	150	1	151
Other expenses	2,639	1,709	1,307	5,655	(6)	5,649
Total expenses	21,616	9,927	1,630	33,173	167	33,340
Provision for income tax expense (benefit)	954	762	(394)	1,322	210	1,532
Operating earnings	$1,737	$1,603	$134	3,474
Adjustments to:
Total revenues				762
Total expenses				(167)
Provision for income tax (expense) benefit				(210)
Income (loss) from continuing operations, net of income tax				$3,859		$3,859
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Life insurance	$13,907	$13,811	$13,865
Accident & health insurance	7,889	7,475	7,247
Annuities	4,379	4,548	4,352
Non-insurance	238	220	194
Total	$26,413	$26,054	$25,658
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from one U.S. customer were $2.8 billion, $2.7 billion and $2.8 billion for the years ended December 31, 2016, 2015 and 2014, respectively, which represented 10%, 10% and 11%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2016, 2015 and 2014.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

3. Dispositions
2016 Dispositions
In December 2016, the Company distributed to MetLife, Inc. as a non-cash extraordinary dividend all of the issued and outstanding shares of common stock of its wholly-owned subsidiaries, NELICO and General American Life Insurance Company (“GALIC”). The net book value of NELICO and GALIC at the time of the dividend was $2.9 billion, which was recorded as a dividend of retained earnings of $2.7 billion and a decrease to other comprehensive income of $254 million, net of income tax. As of the date of the dividend payment, the Company no longer consolidates the assets, liabilities and operations of NELICO and GALIC.
2014 Disposition
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
4. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2016	2015
	(In millions)
U.S.	$124,505	$119,806
MetLife Holdings	89,911	98,346
Corporate & Other	337	2,383
Total	$214,753	$220,535
See Note 6 for discussion of affiliated reinsurance liabilities included in the table above.
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Participating business represented 4% and 5% of the Company’s life insurance in-force at December 31, 2016 and 2015, respectively. Participating policies represented 26%, 27% and 27% of gross traditional life insurance premiums for the years ended December 31, 2016, 2015 and 2014, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; and (ii) credited interest, ranging from less than 1% to 13%, less expenses, mortality charges and withdrawals.
Guarantees
The Company issues variable annuity products with guaranteed minimum benefits. GMABs, the non-life-contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 9. Guarantees accounted for as insurance liabilities include:

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct:
Balance at January 1, 2014	$148	$390	$417	$74	$1,029
Incurred guaranteed benefits	51	68	124	8	251
Paid guaranteed benefits	(3)	—	—	—	(3)
Balance at December 31, 2014	196	458	541	82	1,277
Incurred guaranteed benefits	37	80	86	9	212
Paid guaranteed benefits	(1)	—	—	—	(1)
Balance at December 31, 2015	232	538	627	91	1,488
Incurred guaranteed benefits	55	63	92	11	221
Paid guaranteed benefits	(1)	—	—	—	(1)
Dispositions (1)	(18)	(134)	(99)	—	(251)
Balance at December 31, 2016	$268	$467	$620	$102	$1,457
Ceded:
Balance at January 1, 2014	$120	$124	$314	$51	$609
Incurred guaranteed benefits	(80)	(100)	(9)	6	(183)
Paid guaranteed benefits	(3)	—	—	—	(3)
Balance at December 31, 2014	37	24	305	57	423
Incurred guaranteed benefits	14	2	49	6	71
Paid guaranteed benefits	(1)	—	—	—	(1)
Balance at December 31, 2015	50	26	354	63	493
Incurred guaranteed benefits	13	(8)	(8)	8	5
Paid guaranteed benefits	(1)	—	—	—	(1)
Dispositions (1)	(18)	(39)	(97)	—	(154)
Balance at December 31, 2016	$44	$(21)	$249	$71	$343
Net:
Balance at January 1, 2014	$28	$266	$103	$23	$420
Incurred guaranteed benefits	131	168	133	2	434
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2014	159	434	236	25	854
Incurred guaranteed benefits	23	78	37	3	141
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2015	182	512	273	28	995
Incurred guaranteed benefits	42	71	100	3	216
Paid guaranteed benefits	—	—	—	—	—
Dispositions (1)	—	(95)	(2)	—	(97)
Balance at December 31, 2016	$224	$488	$371	$31	$1,114
______________

(1)	See Note 3.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	December 31,
	2016				2015
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2)	$54,629		$24,310		$59,858		$27,648
Separate account value	$43,359		$23,330		$48,216		$26,530
Net amount at risk	$1,386	(3)	$328	(4)	$1,698	(3)	$379	(4)
Average attained age of contractholders	65 years		64 years		65 years		63 years
Other Annuity Guarantees:
Total account value (2)	N/A		$141		N/A		$406
Net amount at risk	N/A		$92	(5)	N/A		$144	(5)
Average attained age of contractholders	N/A		52 years		N/A		56 years

	December 31,
	2016		2015
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (2)	$4,306	$1,014	$8,166	$1,052
Net amount at risk (6)	$49,161	$7,164	$75,994	$7,658
Average attained age of policyholders	53 years	62 years	55 years	61 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2016	2015
	(In millions)
Fund Groupings:
Equity	$19,929	$23,701
Balanced	18,833	21,082
Bond	3,882	4,454
Money Market	64	132
Total	$42,708	$49,369
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
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2016, 2015 and 2014, the Company issued $39.7 billion, $35.1 billion and $36.7 billion, respectively, and repaid $38.5 billion, $35.5 billion and $31.7 billion, respectively, of such funding agreements. At December 31, 2016 and 2015, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $30.8 billion and $29.5 billion, respectively.
Metropolitan Life Insurance Company and GALIC, a former subsidiary, are members of regional banks in the Federal Home Loan Bank (“FHLB”) system (“FHLBanks”). Holdings of common stock of FHLBanks, included in equity securities, were as follows at:

	December 31,
	2016		2015
	(In millions)
FHLB of New York	$748		$666
FHLB of Des Moines	$—	(1)	$40
________________

(1)	See Note 3 for information on the disposition of GALIC.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

The Company has also entered into funding agreements with FHLBanks and the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2016	2015	2016		2015
	(In millions)
FHLB of New York (1)	$14,445	$12,570	$16,828	(2)	$14,085	(2)
Farmer Mac (3)	$2,550	$2,550	$2,645		$2,643
FHLB of Des Moines (1)	$—	$750	$—	(2)	$851	(2)
__________________

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

(3)
Represents funding agreements issued to a subsidiary of Farmer Mac, as well as certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of collateral presented is at carrying value.

Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment as of December 31, 2016. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. Where practical, up to 10 years of history has been provided. The information about incurred and paid claims development prior to 2016 is presented as supplementary information, as described in Note 1.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance						At December 31, 2016
	For the Years Ended December 31,						Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016
	(Dollars in millions)
2011	$6,318	$6,290	$6,293	$6,269	$6,287	$6,295	$3	207,139
2012		6,503	6,579	6,569	6,546	6,568	3	208,441
2013			6,637	6,713	6,719	6,720	8	210,597
2014				6,986	6,919	6,913	13	210,347
2015					7,040	7,015	27	210,838
2016						7,125	825	184,085
Total						40,636
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance						(38,879)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance						12
Total unpaid claims and claim adjustment expenses, net of reinsurance						$1,769

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016
	(In millions)
2011	$4,982	$6,194	$6,239	$6,256	$6,281	$6,290
2012		5,132	6,472	6,518	6,532	6,558
2013			5,216	6,614	6,664	6,678
2014				5,428	6,809	6,858
2015					5,524	6,913
2016						5,582
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance						$38,879
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6
Group Life - Term	78.4%	20.0%	0.7%	0.2%	0.4%	0.2%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance						At December 31, 2016
	For the Years Ended December 31,						Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016
	(Dollars in millions)
2011	$955	$916	$894	$914	$924	$923	$—	21,187
2012		966	979	980	1,014	1,034	—	19,502
2013			1,008	1,027	1,032	1,049	—	20,547
2014				1,076	1,077	1,079	6	22,233
2015					1,082	1,105	29	18,172
2016						1,131	534	8,960
Total						6,321
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance						(2,277)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance						2,933
Total unpaid claims and claim adjustment expenses, net of reinsurance						$6,977

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016
	(In millions)
2011	$44	$217	$337	$411	$478	$537
2012		43	229	365	453	524
2013			43	234	382	475
2014				51	266	428
2015					50	264
2016						49
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance						$2,277
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2016:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6
Group Long-Term Disability	4.4%	18.9%	13.8%	8.4%	7.1%	6.3%
Significant Methodologies and Assumptions
Group Life - Term and Group Long-Term Disability incurred but not paid (“IBNP”) liabilities are developed using a combination of loss ratio and development methods. Claims in the course of settlement are then subtracted from the IBNP liabilities resulting in the IBNR liabilities. The loss ratio method is used in the period in which the claims are neither sufficient nor credible. In developing the loss ratios, any material rate increases that could change the underlying premium without affecting the estimated incurred losses are taken into account. For periods where sufficient and credible claim data exists, the development method is used based on the claim triangles which categorize claims according to both the period in which they were incurred and the period in which they were paid, adjudicated or reported. The end result is a triangle of known data that is used to develop known completion ratios and factors. Claims paid are then subtracted from the estimated ultimate incurred claims to calculate the IBNP liability.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

An expense liability is held for the future expenses associated with the payment of incurred but not yet paid claims (IBNR and pending). This is expressed as a percentage of the underlying claims liability and is based on past experience and the anticipated future expense structure.
For Group Life - Term and Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2016 compared to the 2015 incurral year due to the growth in the size of the business.
There were no significant changes in methodologies during 2016. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
No additional premiums or return premiums have been accrued as a result of the prior year development.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $5.8 billion and $5.5 billion at December 31, 2016 and 2015, respectively. These amounts were discounted using interest rates ranging from 3% to 8%, based on the incurral year. The total discount applied to these liabilities was $1.3 billion at both December 31, 2016 and 2015. The amount of interest accretion recognized was $565 million, $517 million and $481 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts were reflected in policyholder benefits and claims.
For Group Life - Term, claims were based upon individual death claims. For Group Long-Term Disability, claim frequency was determined by the number of reported claims as identified by a unique claim number assigned to individual claimants. Claim counts initially include claims that do not ultimately result in a liability. These claims are omitted from the claim counts once it is determined that there is no liability.
The Group Long-Term Disability IBNR, included in the development tables above, was developed using discounted cash flows, and is presented on a discounted basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid claims and claims adjustment expenses on the consolidated balance sheet was as follows at:

	December 31, 2016
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$1,769
Group Long-Term Disability	6,977
Total		8,746
Other insurance lines - all segments combined		548
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		9,294

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	21
Group Long-Term Disability	74
Total		95
Other insurance lines - all segments combined		5
Total reinsurance recoverable on unpaid claims		100
Total unpaid claims and allocated claims adjustment expense		9,394
Discounting		(1,277)
Liability for unpaid claims and claim adjustment liabilities - short-duration		8,117
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		3,504
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$11,621

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2016	2015 (1)	2014 (1)
	(In millions)
Balance at December 31 of prior period	$7,527	$7,310	$7,022
Less: Reinsurance recoverables	273	286	290
Net balance at December 31 of prior period	7,254	7,024	6,732
Cumulative adjustment (2)	3,397	—	—
Net balance at January 1,	10,651	7,024	6,732
Incurred related to:
Current year	16,321	5,316	5,099
Prior years (3)	325	13	—
Total incurred	16,646	5,329	5,099
Paid related to:
Current year	(10,461)	(3,415)	(3,228)
Prior years	(5,638)	(1,684)	(1,579)
Total paid	(16,099)	(5,099)	(4,807)
Dispositions (4)	(116)	—	—
Net balance at December 31,	11,082	7,254	7,024
Add: Reinsurance recoverables	539	273	286
Balance at December 31,	$11,621	$7,527	$7,310
______________

(1)	Limited to group accident and non-medical health policies and contracts.

(2)
Reflects the accumulated adjustment, net of reinsurance, upon implementation of the new short-duration contracts guidance which clarified the requirement to include claim information for long-duration contracts. The accumulated adjustment primarily reflects unpaid claim liabilities, net of reinsurance, for long-duration contracts as of the beginning of the period presented. Prior periods have not been restated. See Note 1.

(3)
During 2016, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years increased due to the implementation of new guidance related to short-duration contracts.

(4)	See Note 3.
Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $73.6 billion and $79.7 billion at December 31, 2016 and 2015, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $60.2 billion and $56.2 billion at December 31, 2016 and 2015, respectively. The latter category consisted primarily of guaranteed interest contracts. The average interest rate credited on these contracts was 2.39% and 2.40% at December 31, 2016 and 2015, respectively.
For the years ended December 31, 2016, 2015 and 2014, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

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
Fixed and Variable Universal Life Contracts and Fixed and Variable Deferred Annuity Contracts
The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon returns in excess of the amounts credited to policyholders, mortality, persistency, interest crediting rates, expenses to administer the business, creditworthiness of reinsurance counterparties, the effect of any hedges used and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns, expenses and persistency are reasonably likely to significantly impact the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross profits with the actual gross profits for that period. When the actual gross profits change from previously estimated gross profits, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross profits are below the previously estimated gross profits. Each reporting period, the Company also updates the actual amount of business remaining in-force, which impacts expected future gross profits. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits. Each period, the Company also reviews the estimated gross profits for each block of business to determine the recoverability of DAC and VOBA balances.

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
The Company also periodically reviews other long-term assumptions underlying the projections of estimated gross margins and profits. These assumptions primarily relate to investment returns, policyholder dividend scales, interest crediting rates, mortality, persistency, policyholder behavior and expenses to administer business. Management annually updates assumptions used in the calculation of estimated gross margins and profits which may have significantly changed. If the update of assumptions causes expected future gross margins and profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross margins and profits to decrease.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
DAC:
Balance at January 1,	$5,977	$5,905	$6,338
Capitalizations	332	482	424
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	353	(111)	(104)
Other expenses	(791)	(624)	(583)
Total amortization	(438)	(735)	(687)
Unrealized investment gains (losses)	(12)	325	(170)
Dispositions (1)	(1,145)	—	—
Balance at December 31,	4,714	5,977	5,905
VOBA:
Balance at January 1,	66	70	78
Amortization related to:
Other expenses	(3)	(7)	(8)
Total amortization	(3)	(7)	(8)
Unrealized investment gains (losses)	13	3	—
Dispositions (1)	(47)	—	—
Balance at December 31,	29	66	70
Total DAC and VOBA:
Balance at December 31,	$4,743	$6,043	$5,975
_________________
(1)     See Note 3.
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2016	2015
	(In millions)
U.S.	$421	$418
MetLife Holdings	4,317	5,000
Corporate & Other	5	625
Total	$4,743	$6,043

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
DSI:
Balance at January 1,	$130	$122	$175
Capitalization	4	8	10
Amortization	(16)	(21)	(28)
Unrealized investment gains (losses)	1	21	(35)
Dispositions (1)	$(14)	$—	$—
Balance at December 31,	$105	$130	$122
VODA and VOCRA:
Balance at January 1,	$265	$295	$325
Amortization	(30)	(30)	(30)
Balance at December 31,	$235	$265	$295
Accumulated amortization	$222	$192	$162
______________
(1) See Note 3.
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA
	(In millions)
2017	$2	$28
2018	$2	$26
2019	$2	$24
2020	$2	$22
2021	$2	$19
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
U.S.
For certain policies within the Group Benefits business, the Company generally retains most of the risk and only cedes particular risks on certain client arrangements. The majority of the Company’s reinsurance activity within this business relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The Company’s Retirement and Income Solutions business has periodically engaged in reinsurance activities, on an opportunistic basis. The impact of these activities on the financial results of this business has not been significant and there were no significant transactions during the periods presented.
MetLife Holdings
For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
For annuities, the Company reinsures 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued since 2004 to an affiliate and portions of the living and death benefit guarantees issued in connection with its variable annuities issued prior to 2004 to affiliated and unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders, and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. The Company also assumes 100% of certain variable annuity risks issued by an affiliate.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2016 and 2015, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $1.9 billion and $2.4 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2016 and 2015, respectively.
At December 31, 2016, the Company had $3.0 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $2.1 billion, or 70%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.4 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2015, the Company had $5.4 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $4.2 billion, or 78%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.6 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
The Company has reinsured with an unaffiliated third-party reinsurer, 59% of the closed block through a modified coinsurance agreement. The Company accounts for this agreement under the deposit method of accounting. The Company, having the right of offset, has offset the modified coinsurance deposit with the deposit recoverable.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Premiums
Direct premiums	$21,931	$21,497	$20,963
Reinsurance assumed	1,687	1,679	1,673
Reinsurance ceded	(1,225)	(1,242)	(1,252)
Net premiums	$22,393	$21,934	$21,384
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,006	$3,050	$3,029
Reinsurance assumed	60	58	48
Reinsurance ceded	(524)	(524)	(611)
Net universal life and investment-type product policy fees	$2,542	$2,584	$2,466
Other revenues
Direct other revenues	$851	$875	$1,040
Reinsurance assumed	(2)	5	2
Reinsurance ceded	629	656	766
Net other revenues	$1,478	$1,536	$1,808
Policyholder benefits and claims
Direct policyholder benefits and claims	$25,226	$24,541	$23,978
Reinsurance assumed	1,496	1,454	1,416
Reinsurance ceded	(1,431)	(1,468)	(1,539)
Net policyholder benefits and claims	$25,291	$24,527	$23,855
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$2,279	$2,240	$2,227
Reinsurance assumed	35	33	35
Reinsurance ceded	(81)	(90)	(88)
Net interest credited to policyholder account balances	$2,233	$2,183	$2,174
Other expenses
Direct other expenses	$4,830	$5,448	$5,132
Reinsurance assumed	583	340	399
Reinsurance ceded	390	470	540
Net other expenses	$5,803	$6,258	$6,071

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2016				2015
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$2,212	$620	$19,551	$22,383	$1,957	$667	$21,098	$23,722
Deferred policy acquisition costs and value of business acquired	4,977	55	(289)	4,743	5,973	458	(388)	6,043
Total assets	$7,189	$675	$19,262	$27,126	$7,930	$1,125	$20,710	$29,765
Liabilities
Future policy benefits	$113,920	$1,640	$(4)	$115,556	$116,389	$2,530	$(5)	$118,914
Policyholder account balances	91,889	577	—	92,466	94,080	340	—	94,420
Other policy-related balances	6,355	358	18	6,731	6,766	392	43	7,201
Other liabilities	10,735	2,229	16,533	29,497	10,384	6,843	15,528	32,755
Total liabilities	$222,899	$4,804	$16,547	$244,250	$227,619	$10,105	$15,566	$253,290
Effective December 1, 2016, the Company recaptured two reinsurance agreements which covered 90% of the liabilities on certain participating whole life insurance policies issued between April 1, 2000 and December 31, 2001 which were reinsured by an unaffiliated company. This recapture resulted in an increase in DAC and VOBA of $95 million, a decrease in premiums, reinsurance and other receivables of $697 million, and a decrease in other liabilities of $713 million. The Company recognized a gain of $72 million, net of income tax, as a result of this transaction.
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $14.5 billion and $13.6 billion at December 31, 2016 and 2015, respectively. The deposit liabilities on reinsurance were $2.2 billion and $6.5 billion at December 31, 2016 and 2015, respectively.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including Brighthouse Insurance, Brighthouse NY, MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, Metropolitan Tower Life Insurance Company, NELICO and GALIC, all of which are related parties.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Premiums
Reinsurance assumed	$727	$701	$681
Reinsurance ceded	(45)	(40)	(36)
Net premiums	$682	$661	$645
Universal life and investment-type product policy fees
Reinsurance assumed	$60	$58	$48
Reinsurance ceded	(138)	(141)	(240)
Net universal life and investment-type product policy fees	$(78)	$(83)	$(192)
Other revenues
Reinsurance assumed	$(1)	$5	$2
Reinsurance ceded	575	607	713
Net other revenues	$574	$612	$715
Policyholder benefits and claims
Reinsurance assumed	$697	$652	$623
Reinsurance ceded	(110)	(106)	(197)
Net policyholder benefits and claims	$587	$546	$426
Interest credited to policyholder account balances
Reinsurance assumed	$34	$32	$33
Reinsurance ceded	(81)	(90)	(88)
Net interest credited to policyholder account balances	$(47)	$(58)	$(55)
Other expenses
Reinsurance assumed	$490	$245	$298
Reinsurance ceded	570	578	680
Net other expenses	$1,060	$823	$978
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2016		2015
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$229	$13,334	$280	$15,466
Deferred policy acquisition costs and value of business acquired	38	(198)	439	(193)
Total assets	$267	$13,136	$719	$15,273
Liabilities
Future policy benefits	$663	$(4)	$1,436	$(5)
Policyholder account balances	563	—	326	—
Other policy-related balances	212	18	187	43
Other liabilities	1,853	13,065	6,463	13,000
Total liabilities	$3,291	$13,079	$8,412	$13,038

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and increased the funds withheld balance by $10 million and $8 million at December 31, 2016 and 2015, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($2) million, $12 million and ($39) million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $460 million and $712 million at December 31, 2016 and 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were $33 million, $47 million and $497 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and increased the funds withheld balance by $767 million and $694 million at December 31, 2016 and 2015, respectively. Net derivative gains (losses) associated with the embedded derivative were ($73) million, $404 million and ($389) million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $390 million and $126 million at December 31, 2016 and 2015, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($32) million, ($55) million and ($42) million for the years ended December 31, 2016, 2015 and 2014, respectively.
In April 2016, Brighthouse Insurance recaptured risks related to certain single premium deferred annuity contracts from the Company. As a result of this recapture, the significant effects to the Company were a decrease in investments and cash and cash equivalents of $4.3 billion and a decrease in DAC of $87 million, offset by a decrease in other liabilities of $4.0 billion. The Company recognized a loss of $95 million, net of income tax, as a result of this recapture.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $293 million and $2.2 billion of unsecured affiliated reinsurance recoverable balances at December 31, 2016 and 2015, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $11.7 billion at both December 31, 2016 and 2015. The deposit liabilities on affiliated reinsurance were $2.2 billion and $6.5 billion at December 31, 2016 and 2015, respectively.
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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2016	2015
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,834	$41,278
Other policy-related balances	257	249
Policyholder dividends payable	443	468
Policyholder dividend obligation	1,931	1,783
Current income tax payable	4	—
Other liabilities	196	380
Total closed block liabilities	43,665	44,158
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,220	27,556
Equity securities available-for-sale, at estimated fair value	100	111
Mortgage loans	5,935	6,022
Policy loans	4,553	4,642
Real estate and real estate joint ventures	655	462
Other invested assets	1,246	1,066
Total investments	39,709	39,859
Cash and cash equivalents	18	236
Accrued investment income	467	474
Premiums, reinsurance and other receivables	68	56
Current income tax recoverable	—	11
Deferred income tax assets	177	234
Total assets designated to the closed block	40,439	40,870
Excess of closed block liabilities over assets designated to the closed block	3,226	3,288
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,517	1,382
Unrealized gains (losses) on derivatives, net of income tax	95	76
Allocated to policyholder dividend obligation, net of income tax	(1,255)	(1,159)
Total amounts included in AOCI	357	299
Maximum future earnings to be recognized from closed block assets and liabilities	$3,583	$3,587
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Balance at January 1,	$1,783	$3,155	$1,771
Change in unrealized investment and derivative gains (losses)	148	(1,372)	1,384
Balance at December 31,	$1,931	$1,783	$3,155

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Revenues
Premiums	$1,804	$1,850	$1,918
Net investment income	1,902	1,982	2,093
Net investment gains (losses)	(10)	(23)	7
Net derivative gains (losses)	25	27	20
Total revenues	3,721	3,836	4,038
Expenses
Policyholder benefits and claims	2,563	2,564	2,598
Policyholder dividends	953	1,015	988
Other expenses	133	143	155
Total expenses	3,649	3,722	3,741
Revenues, net of expenses before provision for income tax expense (benefit)	72	114	297
Provision for income tax expense (benefit)	24	41	104
Revenues, net of expenses and provision for income tax expense (benefit)	$48	$73	$193
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
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities (“ABS”), certain structured investment transactions and FVO and trading securities) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Fixed Maturity and Equity Securities AFS
Fixed Maturity and Equity Securities AFS by Sector
The following table presents the fixed maturity and equity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including RMBS, ABS and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Securities”).

	December 31, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses			Gains	Temporary Losses	OTTI Losses
	(In millions)
Fixed maturity securities:
U.S. corporate	$52,665	$4,079	$586	$—	$56,158	$59,305	$3,763	$1,511	$—	$61,557
U.S. government and agency	32,834	3,238	457	—	35,615	36,183	3,638	128	—	39,693
Foreign corporate	24,596	957	1,196	—	24,357	27,218	1,005	1,427	1	26,795
RMBS (1)	22,786	911	290	(10)	23,417	23,195	1,008	252	36	23,915
ABS	7,567	32	95	—	7,504	6,665	40	138	—	6,567
State and political subdivision	6,252	928	44	—	7,136	6,070	935	29	2	6,974
CMBS	4,876	118	59	—	4,935	6,547	114	82	—	6,579
Foreign government	3,565	507	74	—	3,998	3,178	536	108	—	3,606
Total fixed maturity securities	$155,141	$10,770	$2,801	$(10)	$163,120	$168,361	$11,039	$3,675	$39	$175,686
Equity securities:
Common stock	$1,220	$91	$12	$—	$1,299	$1,298	$46	$101	$—	$1,243
Non-redeemable preferred stock	565	14	39	—	540	687	59	40	—	706
Total equity securities	$1,785	$105	$51	$—	$1,839	$1,985	$105	$141	$—	$1,949
__________________

(1)
The noncredit loss component of OTTI losses for RMBS was in an unrealized gain position of $10 million at December 31, 2016 due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million and $3 million with unrealized gains (losses) of less than $1 million and less than $1 million at December 31, 2016 and 2015, respectively.
Methodology for Amortization of Premium and Accretion of Discount on Structured Securities
Amortization of premium and accretion of discount on Structured Securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for Structured Securities are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive Structured Securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other Structured Securities, the effective yield is recalculated on a retrospective basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2016:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$6,680	$32,992	$28,612	$51,628	$35,229	$155,141
Estimated fair value	$6,664	$34,150	$29,298	$57,152	$35,856	$163,120
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

	December 31, 2016				December 31, 2015
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$8,406	$337	$2,260	$249	$17,480	$1,078	$2,469	$433
U.S. government and agency	6,032	457	—	—	11,683	125	248	3
Foreign corporate	5,343	336	4,523	860	8,823	669	4,049	759
RMBS	6,662	187	1,707	93	6,065	158	1,769	130
ABS	1,482	12	1,714	83	3,211	54	1,817	84
State and political subdivision	943	43	17	1	767	26	15	5
CMBS	922	15	432	44	2,266	42	509	40
Foreign government	581	26	309	48	961	91	87	17
Total fixed maturity securities	$30,371	$1,413	$10,962	$1,378	$51,256	$2,243	$10,963	$1,471
Equity securities:
Common stock	$58	$12	$10	$—	$182	$99	$19	$2
Non-redeemable preferred stock	139	6	120	33	56	2	132	38
Total equity securities	$197	$18	$130	$33	$238	$101	$151	$40
Total number of securities in an unrealized loss position	3,076		940		4,167		807

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

With respect to securities that have attributes of debt and equity (“perpetual hybrid securities”), consideration is given in the OTTI analysis as to whether there has been any deterioration in the credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. Consideration is also given as to whether any perpetual hybrid securities, with an unrealized loss, regardless of credit rating, have deferred any dividend payments. When an OTTI loss has occurred, the OTTI loss is the entire difference between the perpetual hybrid security’s cost and its estimated fair value with a corresponding charge to earnings.

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2016. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $923 million during the year ended December 31, 2016 to $2.8 billion. The decrease in gross unrealized losses for the year ended December 31, 2016 was primarily attributable to narrowing credit spreads, partially offset by an increase in interest rates and, to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At December 31, 2016, $178 million of the total $2.8 billion of gross unrealized losses were from 41 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $178 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $136 million, or 76%, were related to gross unrealized losses on 20 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $178 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $42 million, or 24%, were related to gross unrealized losses on 21 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Gross unrealized losses on equity securities decreased $90 million during the year ended December 31, 2016 to $50 million. Of the $50 million, $29 million were from six securities with gross unrealized losses of 20% or more of cost for 12 months or greater. Of the $29 million, 64% were rated A or better, and all were from financial services industry investment grade non-redeemable preferred stock.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2016		2015
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans
Commercial	$34,008	60.1%	$33,440	62.3%
Agricultural	12,358	21.9	11,663	21.7
Residential	9,895	17.5	8,562	15.9
Subtotal	56,261	99.5	53,665	99.9
Valuation allowances	(267)	(0.5)	(257)	(0.5)
Subtotal mortgage loans, net	55,994	99.0	53,408	99.4
Residential — FVO	566	1.0	314	0.6
Total mortgage loans, net	$56,560	100.0%	$53,722	100.0%
The Company originates and acquires unaffiliated mortgage loans and simultaneously sells a portion to affiliates under master participation agreements. The aggregate amount of unaffiliated mortgage loan participation interests sold by the Company to affiliates during the years ended December 31, 2016, 2015 and 2014 were $3.6 billion, $3.0 billion and $1.9 billion, respectively. In connection with the mortgage loan participations, the Company collected mortgage loan principal and interest payments from unaffiliated borrowers on behalf of affiliates and remitted such receipts to the affiliates in the amount of $2.1 billion, $1.8 billion and $1.3 billion during the years ended December 31, 2016, 2015 and 2014, respectively.
Purchases of mortgage loans were $2.9 billion and $3.9 billion for the years ended December 31, 2016 and 2015, respectively, and were primarily comprised of residential mortgage loans.
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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
December 31, 2016
Commercial	$—	$—	$—	$12	$12	$33,996	$167	$12	$30
Agricultural	11	9	1	27	27	12,322	37	35	49
Residential	—	—	—	265	241	9,654	62	241	188
Total	$11	$9	$1	$304	$280	$55,972	$266	$288	$267
December 31, 2015
Commercial	$—	$—	$—	$57	$57	$33,383	$165	$57	$120
Agricultural	45	43	3	22	21	11,599	34	61	60
Residential	—	—	—	141	131	8,431	55	131	84
Total	$45	$43	$3	$220	$209	$53,413	$254	$249	$264
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $298 million, $76 million and $17 million, respectively, for the year ended December 31, 2014.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2014	$213	$40	$19	$272
Provision (release)	(8)	(4)	27	15
Charge-offs, net of recoveries	(23)	(1)	(5)	(29)
Balance at December 31, 2014	182	35	41	258
Provision (release)	2	2	30	34
Charge-offs, net of recoveries	(19)	—	(16)	(35)
Balance at December 31, 2015	165	37	55	257
Provision (release)	6	1	23	30
Charge-offs, net of recoveries	—	—	(16)	(16)
Dispositions (1)	$(4)	$—	$—	$(4)
Balance at December 31, 2016	$167	$38	$62	$267
_________________
(1)See Note 3.

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
For residential mortgage loans, the Company’s primary credit quality indicator is whether the loan is performing or nonperforming. The Company generally defines nonperforming residential mortgage loans as those that are 60 or more days past due and/or in nonaccrual status which is assessed monthly. Generally, nonperforming residential mortgage loans have a higher risk of experiencing a credit loss.
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2016
Loan-to-value ratios:
Less than 65%	$29,352	$1,036	$564	$30,952	91.0%	$31,320	91.2%
65% to 75%	2,522	—	198	2,720	8.0	2,694	7.9
76% to 80%	116	—	—	116	0.3	115	0.3
Greater than 80%	118	27	75	220	0.7	214	0.6
Total	$32,108	$1,063	$837	$34,008	100.0%	$34,343	100.0%
December 31, 2015
Loan-to-value ratios:
Less than 65%	$28,828	$909	$408	$30,145	90.2%	$30,996	90.5%
65% to 75%	2,550	138	61	2,749	8.2	2,730	8.0
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	208	115	223	546	1.6	519	1.5
Total	$31,586	$1,162	$692	$33,440	100.0%	$34,245	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2016		2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$11,829	95.7%	$10,975	94.1%
65% to 75%	424	3.4	609	5.2
76% to 80%	17	0.2	21	0.2
Greater than 80%	88	0.7	58	0.5
Total	$12,358	100.0%	$11,663	100.0%
The estimated fair value of agricultural mortgage loans was $12.5 billion and $11.9 billion at December 31, 2016 and 2015, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2016		2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$9,563	96.6%	$8,261	96.5%
Nonperforming	332	3.4	301	3.5
Total	$9,895	100.0%	$8,562	100.0%
The estimated fair value of residential mortgage loans was $10.3 billion and $8.8 billion at December 31, 2016 and 2015, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2016 and 2015. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In millions)
Commercial	$—	$—	$—	$—	$—	$—
Agricultural	127	103	104	73	23	46
Residential	332	301	—	—	332	301
Total	$459	$404	$104	$73	$355	$347

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Mortgage Loans Modified in a Troubled Debt Restructuring
The Company may grant concessions related to borrowers experiencing financial difficulties, which are classified as troubled debt restructurings. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concessions granted are considered in determining any impairment or changes in the specific valuation allowance recorded with the restructuring. Through the continuous monitoring process, a specific valuation allowance may have been recorded prior to the quarter when the mortgage loan is modified in a troubled debt restructuring.
During the year ended December 31, 2016, the Company had 557 residential mortgage loans modified in a troubled debt restructuring with carrying value after specific valuation allowance of $136 million and $122 million pre-modification and post-modification, respectively. During the year ended December 31, 2015, the Company had 460 residential mortgage loans modified in a troubled debt restructuring with carrying value after specific valuation allowance of $108 million and $96 million pre-modification and post-modification, respectively. There were no commercial or agricultural mortgage loans modified in a troubled debt restructuring for both the years ended December 31, 2016 and 2015.
During the years ended December 31, 2016 and 2015, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring with subsequent payment default.
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
Tax Credit Partnerships
The carrying value of tax credit partnerships was $1.7 billion and $1.6 billion at December 31, 2016 and 2015, respectively. Losses from tax credit partnerships included within net investment income were $166 million, $163 million, and $152 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Leveraged and Direct Financing Leases
Investment in leveraged and direct financing leases consisted of the following at:

	December 31,
	2016		2015
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Rental receivables, net	$1,171	$300	$1,238	$376
Estimated residual values	690	42	755	57
Subtotal	1,861	342	1,993	433
Unearned income	(572)	(127)	(615)	(159)
Investment in leases, net of non-recourse debt	$1,289	$215	$1,378	$274
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 25 years, while the payment periods for direct financing leases range from one to 20 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2016 and 2015, all leveraged lease receivables and direct financing rental receivables were performing.
The deferred income tax liability related to leveraged leases was $1.3 billion at both December 31, 2016 and 2015.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $4.7 billion and $3.9 billion at December 31, 2016 and 2015, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, DSI, future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Fixed maturity securities	$7,912	$7,331	$15,374
Fixed maturity securities with noncredit OTTI losses included in AOCI	10	(39)	(66)
Total fixed maturity securities	7,922	7,292	15,308
Equity securities	72	27	173
Derivatives	2,244	2,208	1,649
Other	16	137	87
Subtotal	10,254	9,664	17,217
Amounts allocated from:
Future policy benefits	(9)	(7)	(1,964)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	—	(3)
DAC, VOBA and DSI	(569)	(572)	(918)
Policyholder dividend obligation	(1,931)	(1,783)	(3,155)
Subtotal	(2,510)	(2,362)	(6,040)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(3)	14	25
Deferred income tax benefit (expense)	(2,690)	(2,542)	(3,928)
Net unrealized investment gains (losses)	5,051	4,774	7,274
Net unrealized investment gains (losses) attributable to noncontrolling interests	—	(1)	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$5,051	$4,773	$7,273
The changes in fixed maturity securities with noncredit OTTI losses included in AOCI were as follows:

	Years Ended December 31,
	2016	2015
	(In millions)
Balance at January 1,	$(39)	$(66)
Noncredit OTTI losses and subsequent changes recognized	10	5
Securities sold with previous noncredit OTTI loss	39	105
Subsequent changes in estimated fair value	—	(83)
Balance at December 31,	$10	$(39)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Balance at January 1,	$4,773	$7,273	$3,704
Fixed maturity securities on which noncredit OTTI losses have been recognized	49	27	83
Unrealized investment gains (losses) during the year	541	(7,580)	8,313
Unrealized investment gains (losses) relating to:
Future policy benefits	(2)	1,957	(1,354)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	3	(8)
DAC, VOBA and DSI	3	346	(197)
Policyholder dividend obligation	(148)	1,372	(1,384)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(17)	(11)	(26)
Deferred income tax benefit (expense)	(148)	1,386	(1,858)
Net unrealized investment gains (losses)	5,050	4,773	7,273
Net unrealized investment gains (losses) attributable to noncontrolling interests	1	—	—
Balance at December 31,	$5,051	$4,773	$7,273
Change in net unrealized investment gains (losses)	$277	$(2,500)	$3,569
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	1	—	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$278	$(2,500)	$3,569
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2016 and 2015.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2016	2015
	(In millions)
Securities on loan: (1)
Amortized cost	$15,694	$16,257
Estimated fair value	$16,496	$17,700
Cash collateral on deposit from counterparties (2)	$16,807	$18,053
Security collateral on deposit from counterparties (3)	$14	$22
Reinvestment portfolio — estimated fair value	$16,821	$18,138
__________________

(1)	Included within fixed maturity securities and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral on deposit from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2016				December 31, 2015
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$4,033	$5,640	$7,134	$16,807	$6,260	$7,421	$4,303	$17,984
All other securities	—	—	—	—	1	47	21	69
Total	$4,033	$5,640	$7,134	$16,807	$6,261	$7,468	$4,324	$18,053
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2016 was $4.0 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, cash equivalents, short-term investments and ABS) with 66% invested in agency RMBS, U.S. government and agency securities, cash equivalents, short-term investments or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	December 31,
	2016	2015
	(In millions)
Invested assets on deposit (regulatory deposits)	$47	$1,245
Invested assets pledged as collateral (1)	20,750	19,011
Total invested assets on deposit and pledged as collateral	$20,797	$20,256
__________________

(1)	The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), and derivative transactions (see Note 9).
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
The Company’s PCI fixed maturity securities were as follows at:

	December 31,
	2016	2015
	(In millions)
Outstanding principal and interest balance (1)	$5,859	$5,139
Carrying value (2)	$4,598	$3,937
__________________

(1)	Represents the contractually required payments, which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about PCI fixed maturity securities acquired during the periods indicated:

	Years Ended December 31,
	2016	2015
	(In millions)
Contractually required payments (including interest)	$1,831	$1,401
Cash flows expected to be collected (1)	$1,644	$1,222
Fair value of investments acquired	$1,206	$905
__________________

(1)	Represents undiscounted principal and interest cash flow expectations, at the date of acquisition.
The following table presents activity for the accretable yield on PCI fixed maturity securities for:

	Years Ended December 31,
	2016	2015
	(In millions)
Accretable yield, January 1,	$1,784	$1,883
Investments purchased	438	317
Accretion recognized in earnings	(277)	(276)
Disposals	(138)	(48)
Reclassification (to) from nonaccretable difference	(129)	(92)
Accretable yield, December 31,	$1,678	$1,784

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $10.8 billion at December 31, 2016. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $3.4 billion at December 31, 2016. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) from continuing operations for one of the three most recent annual periods: 2016. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2016, 2015 and 2014. Aggregate total assets of these entities totaled $385.3 billion and $397.9 billion at December 31, 2016 and 2015, respectively. Aggregate total liabilities of these entities totaled $48.5 billion and $64.1 billion at December 31, 2016 and 2015, respectively. Aggregate net income (loss) of these entities totaled $27.6 billion, $23.4 billion and $33.7 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
Variable Interest Entities
The Company has invested in legal entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity.
Consolidated VIEs
Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2016 and 2015.

	December 31,
	2016		2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,124	$—	$—	$—
Fixed maturity securities (2)	—	—	104	50
Other investments (3)	62	12	89	13
Total	$1,186	$12	$193	$63
__________________

(1)
The Company consolidates certain affiliated real estate joint ventures. At December 31, 2016, the Company and its affiliates invested $1.0 billion and $85 million, respectively, in these affiliated real estate joint ventures.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

(2)	The Company consolidates certain fixed maturity securities purchased in an investment structure which was partially funded with affiliated long-term debt. These investments were sold in June 2016.

(3)
Other investments is comprised primarily of other invested assets and other limited partnership interests. The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of less than $1 million at estimated fair value at both December 31, 2016 and 2015.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2016		2015
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$34,912	$34,912	$37,061	$37,061
U.S. and foreign corporate	1,167	1,167	1,593	1,593
Other limited partnership interests	3,383	5,674	2,874	3,672
Other invested assets	2,089	2,666	1,564	2,116
Real estate joint ventures	81	95	31	44
Total	$41,632	$44,514	$43,123	$44,486
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $150 million and $179 million at December 31, 2016 and 2015, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during each of the years ended December 31, 2016, 2015 and 2014.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Investment income:
Fixed maturity securities	$7,653	$7,930	$8,260
Equity securities	90	91	86
FVO and trading securities — FVO general account and Actively traded securities (1)	3	(15)	23
Mortgage loans	2,539	2,514	2,378
Policy loans	404	435	448
Real estate and real estate joint ventures	488	743	725
Other limited partnership interests	413	519	721
Cash, cash equivalents and short-term investments	43	25	26
Operating joint venture	9	9	2
Other	204	202	61
Subtotal	11,846	12,453	12,730
Less: Investment expenses	763	876	838
Subtotal, net	11,083	11,577	11,892
FVO CSEs — interest income:
Securities	—	—	1
Subtotal	—	—	1
Net investment income	$11,083	$11,577	$11,893
__________________

(1)
Changes in estimated fair value subsequent to purchase for securities still held as of the end of the respective years included in net investment income were less than $1 million, ($18) million and ($14) million for the years ended December 31, 2016, 2015 and 2014, respectively.

See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$(58)	$—	$—
Utility	(20)	(15)	—
Communications	(3)	—	—
Consumer	—	(21)	(6)
Total U.S. and foreign corporate securities	(81)	(36)	(6)
RMBS	(16)	(17)	(20)
State and political subdivision	—	(1)	—
OTTI losses on fixed maturity securities recognized in earnings	(97)	(54)	(26)
Fixed maturity securities — net gains (losses) on sales and disposals	169	(114)	(99)
Total gains (losses) on fixed maturity securities	72	(168)	(125)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(75)	(37)	(5)
Non-redeemable preferred stock	—	—	(16)
OTTI losses on equity securities recognized in earnings	(75)	(37)	(21)
Equity securities — net gains (losses) on sales and disposals	19	—	42
Total gains (losses) on equity securities	(56)	(37)	21
FVO and trading securities — FVO general account securities	—	—	1
Mortgage loans	(20)	(90)	(36)
Real estate and real estate joint ventures	142	430	252
Other limited partnership interests	(59)	(66)	(69)
Other	(33)	(18)	(108)
Subtotal	46	51	(64)
FVO CSEs:
Securities	1	—	—
Long-term debt — related to securities	—	—	(1)
Non-investment portfolio gains (losses)	85	208	208
Subtotal	86	208	207
Total net investment gains (losses)	$132	$259	$143
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $89 million, $125 million and $132 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	Fixed Maturity Securities			Equity Securities
	(In millions)
Proceeds	$58,812	$60,957	$44,906	$146	$105	$128
Gross investment gains	$755	$584	$260	$28	$28	$46
Gross investment losses	(586)	(698)	(359)	(9)	(28)	(4)
OTTI losses	(97)	(54)	(26)	(75)	(37)	(21)
Net investment gains (losses)	$72	$(168)	$(125)	$(56)	$(37)	$21
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2016	2015
	(In millions)
Balance at January 1,	$188	$263
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	1	14
Additional impairments — credit loss OTTI on securities previously impaired	13	15
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(43)	(102)
Securities impaired to net present value of expected future cash flows	(1)	—
Increase in cash flows — accretion of previous credit loss OTTI	(1)	(2)
Balance at December 31,	$157	$188
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$5,678	$1,003	$97
Amortized cost of invested assets transferred to affiliates	$5,338	$941	$89
Net investment gains (losses) recognized on transfers	$340	$62	$8
Estimated fair value of invested assets transferred from affiliates	$1,583	$237	$882

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

In April 2016, the Company transferred investments and cash and cash equivalents with an amortized cost and estimated fair value of $4.0 billion and $4.3 billion, respectively, for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to Brighthouse Insurance, an affiliate, which are included in the table above. See Note 6 for additional information related to the transfer. Also, in November 2016, the Company transferred investments and cash and cash equivalents with an amortized cost and estimated fair value of $863 million and $933 million, respectively, for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to Brighthouse NY, an affiliate, which are included in the table above.
In July 2014, the Company purchased from certain affiliates MetLife, Inc. affiliated loans with an unpaid principal balance of $400 million and estimated fair value of $437 million, which are included in the table above. The unpaid principal balance of MetLife, Inc. affiliated loans held by the Company totals $1.8 billion, bear interest at the following fixed rates, payable semiannually, and are due as follows: $500 million at 3.54% due on June 30, 2019, $250 million at 3.57% due on October 1, 2019, $358 million at 5.64% due on July 15, 2021 and $467 million at 5.86% due on December 16, 2021. In September 2016, an affiliated loan for $250 million matured and, subsequently, a new loan was issued for $250 million, which bears interest, payable semiannually, at a fixed rate of 3.03% and matures on September 30, 2020. The carrying value of these MetLife, Inc. affiliated loans totaled $1.8 billion and $2.0 billion at December 31, 2016 and 2015, respectively, and are included in other invested assets. Net investment income from these affiliated loans was $91 million, $95 million and $92 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As a structured settlements assignment company, the Company purchases annuities from affiliates to fund the periodic structured settlement claim payment obligations it assumes. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate contract values of annuities funding structured settlement claims are recorded as an asset for which the Company has also recorded an unpaid claim obligation of equal amount. Such aggregated contract values were $1.3 billion at both December 31, 2016 and 2015. The related net investment income and corresponding policyholder benefits and claims recognized were $64 million and $63 million for the years ended December 31, 2016 and 2015, respectively.
The Company had a surplus note outstanding from American Life Insurance Company, an affiliate, which was included in other invested assets, with a carrying value of $100 million at both December 31, 2016 and 2015. The loan, which bears interest at a fixed rate of 3.17%, payable semiannually, is due on June 30, 2020. Net investment income from this surplus note was $3 million, $3 million and less than $1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company held preferred stock of Metropolitan Property and Casualty Insurance Company, an affiliate, which was included in other invested assets, with a carrying value of $315 million at both December 31, 2016 and 2015. Dividends are payable quarterly at a variable rate. Net investment income from the affiliated preferred stock dividends was $5 million, $4 million and $4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $172 million, $157 million and $179 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”), while others are bilateral contracts between two counterparties (“OTC-bilateral”). The types of derivatives the Company uses include swaps, forwards, futures and option contracts. To a lesser extent, the Company uses credit default swaps and structured interest rate swaps to synthetically replicate investment risks and returns which are not readily available in the cash markets.
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
The Company enters into interest rate forwards to buy and sell securities. The price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. The Company utilizes interest rate forwards in cash flow and nonqualifying hedging relationships.
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
The Company also enters into certain purchased and written credit default swaps held in relation to trading portfolios for the purpose of generating profits on short-term differences in price. These credit default swaps are not designated as hedging instruments. At December 31, 2016, the Company no longer maintained a trading portfolio for derivatives.
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
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2016			2015
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,993	$2,221	$6	$5,089	$2,177	$11
Foreign currency swaps	Foreign currency exchange rate	1,200	29	224	2,133	61	159
Subtotal		6,193	2,250	230	7,222	2,238	170
Cash flow hedges:
Interest rate swaps	Interest rate	1,793	325	26	1,960	426	—
Interest rate forwards	Interest rate	4,033	—	370	70	15	—
Foreign currency swaps	Foreign currency exchange rate	20,080	1,435	1,604	18,743	1,132	1,376
Subtotal		25,906	1,760	2,000	20,773	1,573	1,376
Total qualifying hedges		32,099	4,010	2,230	27,995	3,811	1,546
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	32,662	2,514	879	51,489	2,613	1,197
Interest rate floors	Interest rate	9,001	173	2	13,701	252	10
Interest rate caps	Interest rate	78,358	112	3	55,136	67	2
Interest rate futures	Interest rate	2,342	3	—	2,023	—	2
Interest rate options	Interest rate	850	144	1	2,295	227	4
Interest rate forwards	Interest rate	396	—	3	—	—	—
Interest rate total return swaps	Interest rate	1,549	2	127	—	—	—
Synthetic GICs	Interest rate	5,566	—	—	4,216	—	—
Foreign currency swaps	Foreign currency exchange rate	8,175	1,247	58	8,095	600	94
Foreign currency forwards	Foreign currency exchange rate	1,396	52	18	3,014	83	36
Credit default swaps — purchased	Credit	961	12	6	819	28	8
Credit default swaps — written	Credit	8,025	119	8	6,577	51	11
Equity futures	Equity market	1,851	10	—	1,452	15	—
Equity index options	Equity market	11,119	260	426	7,364	326	349
Equity variance swaps	Equity market	5,579	69	193	5,676	62	160
Equity total return swaps	Equity market	1,013	1	42	952	11	9
Total non-designated or nonqualifying derivatives		168,843	4,718	1,766	162,809	4,335	1,882
Total		$200,942	$8,728	$3,996	$190,804	$8,146	$3,428

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2016 and 2015. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(715)	$463	$1,207
Embedded derivatives gains (losses)	(423)	418	(170)
Total net derivative gains (losses)	$(1,138)	$881	$1,037
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Qualifying hedges:
Net investment income	$280	$227	$162
Interest credited to policyholder account balances	(1)	28	106
Nonqualifying hedges:
Net investment income	(1)	(5)	(4)
Net derivative gains (losses)	577	518	484
Policyholder benefits and claims	4	2	8
Total	$859	$770	$756

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Year Ended December 31, 2016
Interest rate derivatives	$(1,088)	$—	$—
Foreign currency exchange rate derivatives	726	—	—
Credit derivatives — purchased	(23)	—	—
Credit derivatives — written	48	—	—
Equity derivatives	(457)	(14)	(94)
Total	$(794)	$(14)	$(94)
Year Ended December 31, 2015
Interest rate derivatives	$(243)	$—	$—
Foreign currency exchange rate derivatives	678	—	—
Credit derivatives — purchased	17	(3)	—
Credit derivatives — written	(57)	—	—
Equity derivatives	(152)	(11)	—
Total	$243	$(14)	$—
Year Ended December 31, 2014
Interest rate derivatives	$314	$—	$—
Foreign currency exchange rate derivatives	554	—	—
Credit derivatives — purchased	(2)	—	—
Credit derivatives — written	(1)	—	—
Equity derivatives	11	(10)	(10)
Total	$876	$(10)	$(10)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2016
Interest rate swaps:	Fixed maturity securities	$8	$(9)	$(1)
	Policyholder liabilities (1)	(109)	90	(19)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	10	(9)	1
	Foreign-denominated policyholder account balances (2)	(95)	92	(3)
Total		$(186)	$164	$(22)
Year Ended December 31, 2015
Interest rate swaps:	Fixed maturity securities	$4	$—	$4
	Policyholder liabilities (1)	(4)	(6)	(10)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	14	(5)	9
	Foreign-denominated policyholder account balances (2)	(240)	231	(9)
Total		$(226)	$220	$(6)
Year Ended December 31, 2014
Interest rate swaps:	Fixed maturity securities	$4	$(1)	$3
	Policyholder liabilities (1)	649	(635)	14
Foreign currency swaps:	Foreign-denominated fixed maturity securities	13	(11)	2
	Foreign-denominated policyholder account balances (2)	(283)	270	(13)
Total		$383	$(377)	$6
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $17 million, $14 million and ($14) million for the years ended December 31, 2016, 2015 and 2014, respectively.
At both December 31, 2016 and 2015, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

At both December 31, 2016 and 2015, the balance in AOCI associated with cash flow hedges was $2.2 billion.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses)Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2016
Interest rate swaps	$58	$57	$12	$—
Interest rate forwards	(366)	(1)	3	—
Foreign currency swaps	167	(251)	(1)	—
Credit forwards	—	3	1	—
Total	$(141)	$(192)	$15	$—
Year Ended December 31, 2015
Interest rate swaps	$76	$83	$11	$2
Interest rate forwards	(3)	4	2	—
Foreign currency swaps	(92)	(679)	(1)	7
Credit forwards	—	1	1	—
Total	$(19)	$(591)	$13	$9
Year Ended December 31, 2014
Interest rate swaps	$587	$41	$9	$3
Interest rate forwards	34	(8)	2	—
Foreign currency swaps	(15)	(725)	(2)	2
Credit forwards	—	—	1	—
Total	$606	$(692)	$10	$5
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2016, the Company expected to reclassify ($156) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions and credit default swaps held in relation to the trading portfolio, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.0 billion and $6.6 billion at December 31, 2016 and 2015, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2016 and 2015, the Company would have received $111 million and $40 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2016			2015
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	( Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$229	2.7	$2	$245	2.5
Credit default swaps referencing indices	32	2,093	3.5	5	1,366	3.3
Subtotal	33	2,322	3.4	7	1,611	3.2
Baa
Single name credit default swaps (3)	3	563	2.2	5	752	2.6
Credit default swaps referencing indices	61	4,730	5.1	21	3,452	4.8
Subtotal	64	5,293	4.8	26	4,204	4.4
Ba
Single name credit default swaps (3)	(2)	115	4.2	(2)	60	2.2
Credit default swaps referencing indices	—	—	—	(1)	100	1.0
Subtotal	(2)	115	4.2	(3)	160	1.4
B
Single name credit default swaps (3)	—	70	1.8	—	—	—
Credit default swaps referencing indices	16	225	5.0	10	602	4.9
Subtotal	16	295	4.2	10	602	4.9
Total	$111	$8,025	4.4	$40	$6,577	4.1
__________________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.

(3)	Single name credit default swaps may be referenced to the credit of corporations, foreign governments, or state and political subdivisions.
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $8.0 billion and $6.6 billion from the table above were $30 million and $70 million at December 31, 2016 and 2015, respectively.
At December 31, 2016, the Company no longer maintained a trading portfolio for derivatives. At December 31, 2015, written credit default swaps held in relation to the trading portfolio amounted to $20 million in gross notional amount and ($2) million in estimated fair value.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2016		2015
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,926	$3,349	$7,368	$2,667
OTC-cleared (1)	905	611	909	783
Exchange-traded	13	—	15	2
Total gross estimated fair value of derivatives (1)	8,844	3,960	8,292	3,452
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1)	8,844	3,960	8,292	3,452
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,737)	(2,737)	(2,117)	(2,117)
OTC-cleared	(391)	(391)	(776)	(776)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,418)	—	(3,705)	(3)
OTC-cleared	(497)	(217)	(119)	—
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,560)	(609)	(1,345)	(541)
OTC-cleared	—	—	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$241	$6	$230	$15
__________________

(1)
At December 31, 2016 and 2015, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $116 million and $146 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($36) million and $24 million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2016 and 2015, the Company received excess cash collateral of $77 million and $17 million, respectively, and provided excess cash collateral of $9 million and $58 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2016, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2016 and 2015, the Company received excess securities collateral with an estimated fair value of $21 million and $71 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2016 and 2015, the Company provided excess securities collateral with an estimated fair value of $75 million and $81 million, respectively, for its OTC-bilateral derivatives, and $531 million and $239 million, respectively, for its OTC-cleared derivatives, and $116 million and $15 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that party reaches a minimum transfer amount. A small number of these arrangements also include financial strength or credit rating contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in credit ratings of Metropolitan Life Insurance Company and/or the credit ratings of the counterparty. In addition, substantially all of the Company’s netting agreements for derivatives contain provisions that require both Metropolitan Life Insurance Company and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that Metropolitan Life Insurance Company would be required to provide if there was a one-notch downgrade in its financial strength or credit rating, as applicable, at the reporting date or if its financial strength or credit rating, as applicable, sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position at the reporting date. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	December 31,
	2016			2015
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$612	$—	$612	$547	$3	$550
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$684	$—	$684	$622	$—	$622
Cash	$—	$—	$—	$—	$4	$4
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength or credit rating, as applicable	$—	$—	$—	$—	$—	$—
Downgrade in financial strength or credit rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—	$—	$—	$—	$—
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; affiliated assumed reinsurance of guaranteed minimum benefits related to GMWBs, GMABs, and certain GMIBs; funds withheld on ceded reinsurance and affiliated funds withheld on ceded reinsurance; funding agreements with equity or bond indexed crediting rates; fixed annuities with equity indexed returns; and certain debt and equity securities.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2016	2015
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$460	$712
Options embedded in debt or equity securities	Investments	(78)	(142)
Embedded derivatives within asset host contracts		$382	$570
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$169	$(284)
Assumed guaranteed minimum benefits	Policyholder account balances	390	126
Funds withheld on ceded reinsurance	Other liabilities	777	687
Fixed annuities with equity indexed returns	Policyholder account balances	17	(3)
Embedded derivatives within liability host contracts		$1,353	$526
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Net derivative gains (losses) (1), (2)	$(423)	$418	$(170)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $76 million, $29 million and $14 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($29) million, ($4) million and ($9) million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$51,303	$4,855	$56,158
U.S. government and agency	17,597	18,018	—	35,615
Foreign corporate	—	20,373	3,984	24,357
RMBS	—	19,719	3,698	23,417
ABS	—	6,745	759	7,504
State and political subdivision	—	7,126	10	7,136
CMBS	—	4,851	84	4,935
Foreign government	—	3,977	21	3,998
Total fixed maturity securities	17,597	132,112	13,411	163,120
Equity securities	408	1,011	420	1,839
FVO and trading securities (1)	—	2	21	23
Short-term investments (2)	2,945	1,720	25	4,690
Residential mortgage loans — FVO	—	—	566	566
Derivative assets: (3)
Interest rate	3	5,489	2	5,494
Foreign currency exchange rate	—	2,763	—	2,763
Credit	—	101	30	131
Equity market	10	226	104	340
Total derivative assets	13	8,579	136	8,728
Embedded derivatives within asset host contracts (4)	—	—	460	460
Separate account assets (5)	27,633	105,055	1,148	133,836
Total assets	$48,596	$248,479	$16,187	$313,262
Liabilities
Derivative liabilities: (3)
Interest rate	$—	$917	$500	$1,417
Foreign currency exchange rate	—	1,902	2	1,904
Credit	—	14	—	14
Equity market	—	468	193	661
Total derivative liabilities	—	3,301	695	3,996
Embedded derivatives within liability host contracts (4)	—	—	1,353	1,353
Long-term debt	—	—	74	74
Trading liabilities (6)	—	—	—	—
Separate account liabilities (5)	—	16	7	23
Total liabilities	$—	$3,317	$2,129	$5,446

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$56,848	$4,709	$61,557
U.S. government and agency	23,015	16,678	—	39,693
Foreign corporate	—	23,222	3,573	26,795
RMBS	—	20,585	3,330	23,915
ABS	—	5,699	868	6,567
State and political subdivision	—	6,941	33	6,974
CMBS	—	6,361	218	6,579
Foreign government	—	3,331	275	3,606
Total fixed maturity securities	23,015	139,665	13,006	175,686
Equity securities	424	1,197	328	1,949
FVO and trading securities (1)	—	402	29	431
Short-term investments (2)	1,513	3,882	200	5,595
Residential mortgage loans — FVO	—	—	314	314
Derivative assets: (3)
Interest rate	—	5,762	15	5,777
Foreign currency exchange rate	—	1,876	—	1,876
Credit	—	72	7	79
Equity market	15	282	117	414
Total derivative assets	15	7,992	139	8,146
Embedded derivatives within asset host contracts (4)	—	—	712	712
Separate account assets (5)	23,498	110,921	1,520	135,939
Total assets	$48,465	$264,059	$16,248	$328,772
Liabilities
Derivative liabilities: (3)
Interest rate	$2	$1,224	$—	$1,226
Foreign currency exchange rate	—	1,665	—	1,665
Credit	—	17	2	19
Equity market	—	358	160	518
Total derivative liabilities	2	3,264	162	3,428
Embedded derivatives within liability host contracts (4)	—	—	526	526
Long-term debt	—	50	36	86
Trading liabilities (6)	103	50	—	153
Separate account liabilities (5)	—	—	—	—
Total liabilities	$105	$3,364	$724	$4,193
__________________

(1)
In 2016, the Company reinvested its trading securities portfolio into other asset classes and, at December 31, 2016, the Company no longer held any actively traded securities. FVO and trading securities at December 31, 2016 were comprised primarily of FVO general account securities, while at December 31, 2015, FVO and trading securities was comprised primarily of actively traded securities.

(2)
Short-term investments as presented in the tables above differ from the amounts presented on the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

(3)
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

(4)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances, future policy benefits and other liabilities on the consolidated balance sheets. At December 31, 2016 and 2015, debt and equity securities also included embedded derivatives of ($78) million and ($142) million, respectively.

(5)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.

(6)	Trading liabilities are presented within other liabilities on the consolidated balance sheets.
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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at December 31, 2016.

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
The estimated fair value of FVO securities held by consolidated securitization entities (“CSEs”), long-term debt and trading liabilities is determined on a basis consistent with the methodologies described herein for securities.

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
FVO and trading securities and Short-term investments
•
FVO and trading securities and short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and observable inputs used in their valuation are also similar to those described above.
•
FVO and trading securities and short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation techniques and unobservable inputs used in their valuation are also similar to those described above.

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
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries as compared to MetLife, Inc.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2016, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2015, transfers between Levels 1 and 2 were not significant.

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

					December 31, 2016				December 31, 2015				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	18	-	138	106	39	-	96	60	Increase
			•	Delta spread adjustments (5)					(65)	-	240	37	Decrease
	•	Market pricing	•	Quoted prices (4)	25	-	700	117	—	-	385	125	Increase
	•	Consensus pricing	•	Offered quotes (4)	37	-	119	105	100	-	119	103	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	19	-	137	91	19	-	121	92	Increase (6)
ABS	•	Market pricing	•	Quoted prices (4)	20	-	106	99	16	-	103	100	Increase (6)
	•	Consensus pricing	•	Offered quotes (4)	98	-	100	100	97	-	105	99	Increase (6)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (7)	200	-	300		307	-	307		Increase (8)
			•	Repurchase rates (9)	(44)	-	18		—	-	—		Decrease (8)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (7)	50	-	236		—	-	—		Increase (8)
Credit	•	Present value techniques	•	Credit spreads (10)	97	-	98		98	-	100		Decrease (8)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	14%	-	32%		17%	-	36%		Increase (8)
			•	Correlation (13)	40%	-	40%		70%	-	70%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (14)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (14)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (15)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (15)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (15)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (16)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(17)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (18)
			•	Nonperformance risk spread	0.04%	-	0.57%		0.04%	-	0.52%		Decrease (19)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(5)	Range and weighted average are presented in basis points.

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

(11)	At both December 31, 2016 and 2015, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

(16)
The utilization rate assumption estimates the percentage of contractholders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	FVO and Trading Securities (2)
	(In millions)
Balance, January 1, 2015	$8,528	$5,570	$—	$202	$215	$31
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	38	101	—	1	12	(1)
Total realized/unrealized gains (losses) included in AOCI	(399)	(67)	—	(1)	(53)	—
Purchases (5)	1,546	1,393	33	120	127	—
Sales (5)	(1,018)	(1,205)	—	(1)	(61)	(1)
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—
Transfers into Level 3 (7)	635	32	—	—	88	—
Transfers out of Level 3 (7)	(1,048)	(1,408)	—	(46)	—	—
Balance, December 31, 2015	8,282	4,416	33	275	328	29
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	100	1	—	(24)	2
Total realized/unrealized gains (losses) included in AOCI	(39)	47	2	(1)	21	—
Purchases (5)	1,967	1,821	—	7	23	—
Sales (5)	(1,226)	(1,339)	—	(40)	(15)	(5)
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—
Transfers into Level 3 (7)	848	18	7	—	282	—
Transfers out of Level 3 (7)	(993)	(522)	(33)	(220)	(195)	(5)
Balance, December 31, 2016	$8,839	$4,541	$10	$21	$420	$21
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2014: (8)	$(4)	$42	$—	$1	$(5)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015: (8)	$7	$102	$—	$1	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016: (8)	$—	$101	$1	$—	$(29)	$2
Gains (Losses) Data for the year ended December 31, 2014
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$(5)	$12	$—	$(49)	$7	$—
Total realized/unrealized gains (losses) included in AOCI	$218	$103	$—	$22	$2	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (9)	Net Embedded Derivatives (10)	Separate Account Assets (11)	Long-term Debt
	(In millions)
Balance, January 1, 2015	$230	$308	$6	$(67)	$1,615	$(35)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	20	(27)	447	15	—
Total realized/unrealized gains (losses) included in AOCI	—	—	(2)	—	—	—
Purchases (5)	200	136	3	—	348	—
Sales (5)	—	(121)	—	—	(344)	—
Issuances (5)	—	—	—	—	98	(38)
Settlements (5)	—	(29)	(3)	(194)	(60)	37
Transfers into Level 3 (7)	—	—	—	—	1	—
Transfers out of Level 3 (7)	(230)	—	—	—	(153)	—
Balance, December 31, 2015	200	314	(23)	186	1,520	(36)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4) (6)	—	8	(168)	(870)	(2)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	(366)	—	—	—
Purchases (5)	28	297	27	—	375	—
Sales (5)	(3)	(11)	—	—	(474)	—
Issuances (5)	—	—	—	—	62	(46)
Settlements (5)	—	(42)	(29)	(209)	(51)	8
Transfers into Level 3 (7)	—	—	—	—	19	—
Transfers out of Level 3 (7)	(200)	—	—	—	(308)	—
Balance, December 31, 2016	$25	$566	$(559)	$(893)	$1,141	$(74)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2014: (8)	$—	$20	$8	$(115)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015: (8)	$—	$20	$(24)	$461	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016: (8)	$—	$8	$(166)	$(863)	$—	$—
Gains (Losses) Data for the year ended December 31, 2014
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$(1)	$20	$1	$(144)	$102	$—
Total realized/unrealized gains (losses) included in AOCI	$—	$—	$40	$—	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Comprised of FVO general account securities, FVO securities held by CSEs and actively traded securities.

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

(5)
Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements. Sales for the year ended December 31, 2016 included financial instruments related to the disposition of NELICO and GALIC of $345 million for corporate securities, $117 million for structured securities, $38 million for foreign government securities and less than $1 million for equity securities. See Note 3.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

(6)	Includes $420 million for net embedded derivatives for the year ended December 31, 2016 related to the disposition of NELICO and GALIC. See Note 3.

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

	December 31,
	2016	2015
	(In millions)
Unpaid principal balance	$794	$436
Difference between estimated fair value and unpaid principal balance	(228)	(122)
Carrying value at estimated fair value	$566	$314
Loans in nonaccrual status	$214	$122
Loans more than 90 days past due	$137	$72
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(150)	$(52)
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt		Long-term Debt of CSEs - FVO
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In millions)
Contractual principal balance	$71	$82	$25	$24
Difference between estimated fair value and contractual principal balance	3	4	(13)	(13)
Carrying value at estimated fair value (1)	$74	$86	$12	$11
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.

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

	At December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Mortgage loans (1)	$8	$40	$94	$—	$(1)	$2
Other limited partnership interests (2)	$95	$57	$109	$(59)	$(31)	$(70)
Other assets (3)	$—	$—	$—	$(30)	$—	$—
__________________

(1)
Estimated fair values for impaired mortgage loans are based on independent broker quotations or valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on the estimated fair value of the underlying collateral or the present value of the expected future cash flows.

(2)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. It is estimated that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2016 and 2015 were not significant.

(3)
During the year ended December 31, 2016, the Company recognized an impairment of computer software in connection with the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc. (“MSI”), a wholly-owned subsidiary of MetLife, Inc. See Note 18.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,994	$—	$—	$57,171	$57,171
Policy loans	$5,945	$—	$258	$6,695	$6,953
Real estate joint ventures	$4	$—	$—	$26	$26
Other limited partnership interests	$336	$—	$—	$362	$362
Other invested assets	$2,263	$—	$2,151	$151	$2,302
Premiums, reinsurance and other receivables	$14,888	$—	$368	$15,421	$15,789
Liabilities
Policyholder account balances	$72,944	$—	$—	$74,052	$74,052
Long-term debt	$1,503	$—	$1,755	$—	$1,755
Other liabilities	$14,731	$—	$894	$13,920	$14,814
Separate account liabilities	$65,545	$—	$65,545	$—	$65,545

	December 31, 2015
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$53,408	$—	$—	$54,969	$54,969
Policy loans	$8,134	$—	$330	$9,539	$9,869
Real estate joint ventures	$12	$—	$—	$39	$39
Other limited partnership interests	$467	$—	$—	$553	$553
Other invested assets	$2,372	$—	$2,197	$202	$2,399
Premiums, reinsurance and other receivables	$13,879	$—	$229	$14,610	$14,839
Liabilities
Policyholder account balances	$71,331	$—	$—	$73,506	$73,506
Long-term debt	$1,618	$—	$1,912	$—	$1,912
Other liabilities	$19,545	$—	$323	$19,882	$20,205
Separate account liabilities	$60,767	$—	$60,767	$—	$60,767

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
Other Liabilities
Other liabilities consist primarily of amounts due for securities purchased but not yet settled, funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements, and amounts payable under certain assumed reinsurance agreements, which are recorded using the deposit method of accounting. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values, with the exception of certain deposit type reinsurance payables. For such payables, the estimated fair value is determined as the present value of expected future cash flows, which are discounted using an interest rate determined to reflect the appropriate credit standing of the assuming counterparty.
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
11. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

							December 31,
	Interest Rates (1)						2016				2015
	Range		Weighted Average	Maturity			Face Value	Unamortized Discount	Unamortized Issuance Costs	Carrying Value	Face Value	Unamortized Discount	Unamortized Issuance Costs	Carrying Value (2)
							(In millions)
Surplus notes - affiliated	7.38%	7.38%	7.38%	2037			$700	$(5)	$(5)	$690	$700	$(5)	$(5)	$690
Surplus notes (3)	7.63%	7.88%	7.83%	2024	-	2025	400	(1)	(2)	397	507	(5)	(2)	500
Senior notes - affiliated	1.01%	2.71%	1.94%	—			—	—	—	—	50	—	—	50
Other notes	1.62%	6.49%	4.12%	2017	-	2031	494	—	(4)	490	457	—	(5)	452
Total long-term debt (4)							1,594	(6)	(11)	1,577	1,714	(10)	(12)	1,692
Total short-term debt							100	—	—	100	100	—	—	100
Total							$1,694	$(6)	$(11)	$1,677	$1,814	$(10)	$(12)	$1,792
__________________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2016.

(2)	Net of $12 million of unamortized issuance costs, which were reported in other assets at December 31, 2015.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt (continued)

(3)	In December 2016, the $107 million 7.625% surplus notes were deconsolidated due to the disposition of GALIC. See Note 3.

(4)	Excludes $12 million and $11 million of long-term debt relating to CSEs — FVO at December 31, 2016 and 2015, respectively. See Note 10.
The aggregate maturities of long-term debt at December 31, 2016 for the next five years and thereafter are $20 million in 2017, $0 in each of 2018 and 2019, $346 million in 2020, $0 in 2021 and $1.2 billion thereafter.
Unsecured senior debt which consists of senior notes and other notes rank highest in priority. Payments of interest and principal on the Company’s surplus notes are subordinate to all other obligations and may be made only with the prior approval of the insurance department of the state of domicile.
Debt Issuance - Other Notes
In December 2015, MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of Metropolitan Life Insurance Company, entered into a five-year credit agreement (the “MPEH Credit Agreement”) and borrowed $350 million under term loans that mature in December 2020. The loans bear interest at a variable rate of three-month LIBOR plus 3.70%, payable quarterly. In connection with the borrowing, $6 million of costs were incurred which have been capitalized and are being amortized over the term of the loans. Additionally, the MPEH Credit Agreement provides for MPEH to borrow up to $100 million on a revolving basis at a variable rate of three-month LIBOR plus 3.70%, payable quarterly. There were no revolving loans outstanding under the MPEH Credit Agreement at both December 31, 2016 and 2015. Term loans and revolving loans borrowed under the MPEH Credit Agreement are non-recourse to Metropolitan Life Insurance Company.
Debt Repayments
In December 2015, a wholly-owned real estate subsidiary of the Company repaid in cash $110 million of its mortgage loans issued to Brighthouse Insurance due in January 2016.
In November 2015, the Company repaid in cash, at maturity, $188 million of surplus notes issued to MetLife Mexico S.A., an affiliate. The redemption was approved by the New York Superintendent of Financial Services (the “Superintendent”).
In November 2015, the Company repaid in cash, at maturity, $200 million of surplus notes. The redemption was approved by the Superintendent.
During 2015, a wholly-owned real estate subsidiary of the Company repaid in cash $132 million of its 7.26% mortgage loans issued to Brighthouse Insurance due in January 2020.
In November 2014, a wholly-owned real estate subsidiary of the Company repaid in cash $60 million of its 7.01% mortgage loans issued to Brighthouse Insurance due in January 2020. It also repaid in cash $60 million of its 4.67% mortgage loans issued to Brighthouse Insurance due in January 2017.
In September 2014, the Company repaid in cash, at maturity, $217 million of surplus notes issued to MetLife Mexico S.A. The redemption was approved by the Superintendent.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2016	2015
	(Dollars in millions)
Commercial paper	$100	$100
Average daily balance	$100	$100
Average days outstanding	40 days	68 days
During the years ended December 31, 2016, 2015 and 2014, the weighted average interest rate on short-term debt was 0.42%, 0.15% and 0.10%, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt (continued)

Interest Expense
Interest expense included in other expenses was $112 million, $122 million and $150 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts include $52 million, $67 million and $88 million of interest expense related to affiliated debt for the years ended December 31, 2016, 2015 and 2014, respectively. Such amounts do not include interest expense on long-term debt related to CSEs. See Note 8.
Credit and Committed Facilities
At December 31, 2016, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintained a $4.0 billion unsecured revolving credit facility (the “Credit Facility”), and Missouri Reinsurance, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company, had access to a committed bank facility of MetLife, Inc., which provides letters of credit for the benefit of certain affiliates of MetLife, Inc., including Metropolitan Life Insurance Company and certain of its subsidiaries, subject to bank consent (the “Committed Facility”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Credit Facility
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $8 million, $4 million and $4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and were included in other expenses.
Information on the Credit Facility at December 31, 2016 was as follows:

Borrower(s)	Expiration	Maximum Capacity		Letters of Credit Used by the Company (1)	Letters of Credit Used by Affiliates (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	May 2019 (2) (3)	$4,000	(2) (3)	$202	$528	$—	$3,270
__________________

(1)
MetLife, Inc. and MetLife Funding are severally liable for their respective obligations under the Credit Facility. MetLife Funding was not an applicant under letters of credit outstanding as of December 31, 2016 and is not responsible for any reimbursement obligations under such letters of credit.

(2)	All borrowings under the Credit Facility must be repaid by May 30, 2019, except that letters of credit outstanding upon termination may remain outstanding until May 30, 2020.

(3)
In December 2016, MetLife, Inc. and MetLife Funding entered into an agreement to amend their existing $4.0 billion unsecured revolving credit facility, which provides, among other things, that the facility will be amended and restated upon the completion of the proposed Separation and the satisfaction of certain other conditions. As amended and restated, the unsecured revolving credit facility will provide for borrowings and the issuance of letters of credit in an aggregate amount of up to $3.0 billion. All borrowings under this amended unsecured revolving credit facility must be repaid by December 20, 2021, except that letters of credit outstanding upon termination may remain outstanding until December 20, 2022.

Committed Facility
The letters of credit issued under the Committed Facility are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with the Committed Facility were $4 million for each of the years ended December 31, 2016, 2015 and 2014 and were included in other expenses. Missouri Reinsurance, Inc. had $255 million in letters of credit outstanding and there was no remaining availability under the Committed Facility at December 31, 2016. The Committed Facility matures on June 20, 2018. In addition to the Committed Facility, see “— Debt Issuance — Other Notes” for information about an undrawn line of credit facility in the amount of $100 million.
Debt and Facility Covenants
Certain of the Company’s debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable covenants at December 31, 2016.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

12. Equity
Stock-Based Compensation Plans
The Company does not issue any awards payable in its common stock or options to purchase its common stock.
An affiliate employs the personnel who conduct most of the Company’s business. In accordance with a services agreement with that affiliate, the Company bears a proportionate share of stock-based compensation expense for those employees. Stock-based compensation expense relate to Stock Options, Performance Shares, and Restricted Stock Units under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan and the MetLife, Inc. 2015 Stock and Incentive Compensation Plan, most of which MetLife, Inc. granted in the first quarter of each year.
The Company’s expense related to stock-based compensation included in other expenses was $89 million, $85 million and $100 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Statutory Equity and Income
See Note 3 for information on the disposition of NELICO and GALIC.
The states of domicile of Metropolitan Life Insurance Company and its former U.S. insurance subsidiaries each impose risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“CAL RBC”). The CAL RBC ratios for Metropolitan Life Insurance Company and its former U.S. insurance subsidiaries were each in excess of 400% for all periods presented.
Metropolitan Life Insurance Company’s foreign insurance operations are regulated by applicable authorities of the countries in which each entity operates and are subject to minimum capital and solvency requirements in those countries before corrective action commences. The aggregate required capital and surplus of Metropolitan Life Insurance Company’s foreign insurance operations was $37 million and the aggregate actual regulatory capital and surplus was $493 million as of the date of the most recent required capital adequacy calculation for each jurisdiction. Each of those foreign insurance operations exceeded minimum capital and solvency requirements of their respective countries for all periods presented.
Metropolitan Life Insurance Company and its former U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the effect of Statutory Codification on the statutory capital and surplus of Metropolitan Life Insurance Company and its former U.S. insurance subsidiaries.
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
Metropolitan Life Insurance Company and its former U.S. insurance subsidiaries have no material state prescribed accounting practices, except as described below.
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Consideration Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of MLIC for the years ended December 31, 2016 and 2015 by an amount of $909 million and $1.2 billion, respectively, in excess of the amount of the decrease had capital and surplus been measured under NAIC guidance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

The tables below present amounts from Metropolitan Life Insurance Company and its former U.S. insurance subsidiaries, which are derived from their respective statutory–basis financial statements as filed with the insurance regulators.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2016	2015	2014
		(In millions)
Metropolitan Life Insurance Company (1)	New York	$3,444	$3,703	$1,487
New England Life Insurance Company (1)	Massachusetts	N/A	$157	$303
General American Life Insurance Company (1)	Missouri	N/A	$204	$129
__________________

(1)	In December 2016, MLIC distributed all of the issued and outstanding shares of common stock of each of NELICO and GALIC to MetLife, Inc., in the form of a non-cash extraordinary dividend.
Statutory capital and surplus was as follows at:

	December 31,
Company	2016	2015
	(In millions)
Metropolitan Life Insurance Company (1)	$11,195	$14,485
New England Life Insurance Company (1)	N/A	$632
General American Life Insurance Company (1)	N/A	$984
__________________

(1)	In December 2016, MLIC distributed all of the issued and outstanding shares of common stock of each of NELICO and GALIC to MetLife, Inc., in the form of a non-cash extraordinary dividend.
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by Metropolitan Life Insurance Company to MetLife, Inc. without insurance regulatory approval and dividends paid:

	2017	2016	2015
Company	Permitted Without Approval	Paid (1) (2)	Paid (1)
	(In millions)
Metropolitan Life Insurance Company	$2,723	$5,740	$1,489
__________________

(1)	Reflects all amounts paid, including those requiring regulatory approval.

(2)
In 2016, MLIC paid an ordinary cash dividend to MetLife, Inc. in the amount of $3.6 billion. In addition, in December 2016, MLIC distributed to MetLife, Inc. as a non-cash extraordinary dividend all of the issued and outstanding shares of common stock of each of NELICO and GALIC in the amount of $981 million and $1.2 billion, respectively, as calculated on a statutory basis.

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
The table below sets forth the dividends paid by Metropolitan Life Insurance Company’s former U.S. insurance subsidiaries to Metropolitan Life Insurance Company without regulatory approval:

	2017	2016	2015
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
New England Life Insurance Company (1)	N/A	$—	$199
General American Life Insurance Company (1)	N/A	$—	$—
__________________

(1)
As MLIC distributed all of the issued and outstanding common stock of each of NELICO and GALIC to MetLife, Inc. in December 2016, there are no dividend amounts that may be paid to Metropolitan Life Insurance Company in 2017. See Note 3.

(2)	Includes all amounts paid, including those requiring regulatory approval.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2013	$3,468	$236	$31	$(1,577)	$2,158
OCI before reclassifications	4,095	606	(44)	(1,181)	3,476
Deferred income tax benefit (expense)	(1,409)	(212)	10	406	(1,205)
AOCI before reclassifications, net of income tax	6,154	630	(3)	(2,352)	4,429
Amounts reclassified from AOCI	70	682	—	180	932
Deferred income tax benefit (expense)	(24)	(239)	—	(64)	(327)
Amounts reclassified from AOCI, net of income tax	46	443	—	116	605
Balance at December 31, 2014	6,200	1,073	(3)	(2,236)	5,034
OCI before reclassifications	(4,839)	(19)	(101)	113	(4,846)
Deferred income tax benefit (expense)	1,715	6	30	(40)	1,711
AOCI before reclassifications, net of income tax	3,076	1,060	(74)	(2,163)	1,899
Amounts reclassified from AOCI	405	578	—	229	1,212
Deferred income tax benefit (expense)	(144)	(202)	—	(80)	(426)
Amounts reclassified from AOCI, net of income tax	261	376	—	149	786
Balance at December 31, 2015	3,337	1,436	(74)	(2,014)	2,685
OCI before reclassifications	792	(141)	(11)	(4)	636
Deferred income tax benefit (expense)	(286)	49	3	(5)	(239)
AOCI before reclassifications, net of income tax	3,843	1,344	(82)	(2,023)	3,082
Amounts reclassified from AOCI	71	177	—	191	439
Deferred income tax benefit (expense)	(26)	(62)	—	(60)	(148)
Amounts reclassified from AOCI, net of income tax	45	115	—	131	291
Dispositions (2)	(456)	—	23	30	(403)
Deferred income tax benefit (expense)	160	—	(8)	(3)	149
Dispositions, net of income tax	(296)	—	15	27	(254)
Balance at December 31, 2016	$3,592	$1,459	$(67)	$(1,865)	$3,119
__________________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 3.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statement of Operations and Comprehensive Income (Loss) Locations
	Years Ended December 31,
	2016	2015	2014
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$10	$(208)	$(103)	Net investment gains (losses)
Net unrealized investment gains (losses)	21	31	40	Net investment income
Net unrealized investment gains (losses)	(102)	(228)	(7)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(71)	(405)	(70)
Income tax (expense) benefit	26	144	24
Net unrealized investment gains (losses), net of income tax	(45)	(261)	(46)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	57	83	41	Net derivative gains (losses)
Interest rate swaps	12	11	9	Net investment income
Interest rate forwards	(1)	4	(8)	Net derivative gains (losses)
Interest rate forwards	3	2	2	Net investment income
Foreign currency swaps	(251)	(679)	(725)	Net derivative gains (losses)
Foreign currency swaps	(1)	(1)	(2)	Net investment income
Credit forwards	3	1	—	Net derivative gains (losses)
Credit forwards	1	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(177)	(578)	(682)
Income tax (expense) benefit	62	202	239
Gains (losses) on cash flow hedges, net of income tax	(115)	(376)	(443)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(198)	(233)	(180)
Amortization of prior service (costs) credit	7	4	—
Amortization of defined benefit plan items, before income tax	(191)	(229)	(180)
Income tax (expense) benefit	60	80	64
Amortization of defined benefit plan items, net of income tax	(131)	(149)	(116)
Total reclassifications, net of income tax	$(291)	$(786)	$(605)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 14.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

13. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Compensation	$2,116	$2,056	$2,257
Pension, postretirement and postemployment benefit costs	251	241	322
Commissions	687	685	828
Volume-related costs	303	221	70
Affiliated expenses on ceded and assumed reinsurance	923	807	1,009
Capitalization of DAC	(332)	(482)	(424)
Amortization of DAC and VOBA	441	742	695
Interest expense on debt	112	122	151
Premium taxes, licenses and fees	365	355	328
Professional services	924	1,133	1,013
Rent and related expenses, net of sublease income	133	87	128
Other (1)	(120)	291	(306)
Total other expenses	$5,803	$6,258	$6,071
__________________

(1)	See Note 15 for information on the charge related to income tax for the year ended December 31, 2015.
Capitalization of DAC and Amortization of DAC and VOBA
See Note 5 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 7 for a description of the DAC amortization impact associated with the closed block.
Interest Expense on Debt
See Note 11 for additional information on interest expense on debt.
Affiliated Expenses
Commissions, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Notes 6, 11 and 18 for a discussion of affiliated expenses included in the table above.
Restructuring Charges
In 2016, the Company completed a previous enterprise-wide strategic initiative. These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Information regarding restructuring charges was as follows:

	Years Ended December 31,
	2016			2015			2014
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance at January 1,	$17	$4	$21	$31	$6	$37	$39	$6	$45
Restructuring charges	—	1	1	52	4	56	66	8	74
Cash payments	(17)	(4)	(21)	(66)	(6)	(72)	(74)	(8)	(82)
Balance at December 31,	$—	$1	$1	$17	$4	$21	$31	$6	$37
Total restructuring charges incurred since inception of initiative	$306	$47	$353	$306	$46	$352	$254	$42	$296

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

14. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
The Company sponsors and administers various qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering employees and sales representatives who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as interest credits, determined annually based upon the annual rate of interest on 30-year U.S. Treasury securities, for each account balance. The nonqualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. Participating affiliates are allocated an equitable share of net expense related to the plans, proportionate to other expenses being allocated to these affiliates.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

Obligations and Funded Status

	December 31,
	2016		2015
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$9,760	$1,905	$10,262	$2,129
Service costs	203	9	217	15
Interest costs	415	82	404	88
Plan participants’ contributions	—	33	—	30
Net actuarial (gains) losses	298	(119)	(626)	(233)
Divestitures, settlements and curtailments (2)	(270)	(8)	—	—
Change in benefits and other	(11)	(43)	—	(14)
Benefits paid	(558)	(117)	(497)	(109)
Effect of foreign currency translation	—	—	—	(1)
Benefit obligations at December 31,	9,837	1,742	9,760	1,905
Change in plan assets:
Estimated fair value of plan assets at January 1,	8,490	1,372	8,750	1,426
Actual return on plan assets	620	75	(138)	3
Divestitures (2)	(155)	—	—	—
Plan participants’ contributions	—	33	—	30
Employer contributions	324	16	375	22
Benefits paid	(558)	(117)	(497)	(109)
Estimated fair value of plan assets at December 31,	8,721	1,379	8,490	1,372
Over (under) funded status at December 31,	$(1,116)	$(363)	$(1,270)	$(533)
Amounts recognized on the consolidated balance sheets:
Other assets	$—	$—	$—	$—
Other liabilities	(1,116)	(363)	(1,270)	(533)
Net amount recognized	$(1,116)	$(363)	$(1,270)	$(533)
AOCI:
Net actuarial (gains) losses	$2,839	$93	$2,894	$221
Prior service costs (credit)	(11)	(48)	(1)	(14)
AOCI, before income tax	$2,828	$45	$2,893	$207
Accumulated benefit obligation	$9,557	N/A	$9,439	N/A
__________________

(1)	Includes nonqualified unfunded plans, for which the aggregate PBO was $1.1 billion at both December 31, 2016 and 2015.

(2)	Divestitures for the year ended December 31, 2016 include amounts related to the disposition of NELICO and GALIC. See Note 3.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

Information for pension plans with PBOs in excess of plan assets and accumulated benefit obligations (“ABO”) in excess of plan assets was as follows at:

	December 31,
	2016	2015	2016	2015
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$9,837	$9,759	$1,093	$1,832
Accumulated benefit obligations	$9,557	$9,439	$1,046	$1,751
Estimated fair value of plan assets	$8,721	$8,490	$—	$646
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2016		2015		2014
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$203	$9	$217	$15	$200	$14
Interest costs	415	82	404	88	437	92
Settlement and curtailment costs (1)	1	30	—	—	14	2
Expected return on plan assets	(527)	(74)	(538)	(80)	(475)	(75)
Amortization of net actuarial (gains) losses	188	10	190	43	169	11
Amortization of prior service costs (credit)	(1)	(6)	(1)	(3)	1	(1)
Allocated to affiliates	(64)	(9)	(59)	(18)	(54)	(11)
Total net periodic benefit costs (credit)	215	42	213	45	292	32
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	176	(121)	50	(156)	996	222
Prior service costs (credit)	(11)	(40)	—	(7)	(18)	(12)
Dispositions (2)	(32)	2	—	—	—	—
Amortization of net actuarial (gains) losses	(188)	(10)	(190)	(43)	(169)	(11)
Amortization of prior service (costs) credit	1	6	1	3	(1)	1
Total recognized in OCI	(54)	(163)	(139)	(203)	808	200
Total recognized in net periodic benefit costs and OCI	$161	$(121)	$74	$(158)	$1,100	$232
__________________

(1)
The Company recognized curtailment charges on certain postretirement benefit plans in connection with the sale to MassMutual of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MSI. See Note 18.

(2)	See Note 3.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

The estimated net actuarial (gains) losses and prior service costs (credit) for the defined benefit pension plans and other postretirement benefit plans that will be amortized from AOCI into net periodic benefit costs over the next year are $175 million and ($1) million, and $0 and ($22) million, respectively.
Assumptions
Assumptions used in determining benefit obligations were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2016
Weighted average discount rate	4.30%			4.45%
Rate of compensation increase	2.25%	-	8.50%	N/A
December 31, 2015
Weighted average discount rate	4.50%			4.60%
Rate of compensation increase	2.25%	-	8.50%	N/A
Assumptions used in determining net periodic benefit costs were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2016
Weighted average discount rate	4.13%			4.37%
Weighted average expected rate of return on plan assets	6.00%			5.53%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2015
Weighted average discount rate	4.10%			4.10%
Weighted average expected rate of return on plan assets	6.25%			5.70%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2014
Weighted average discount rate	5.15%			5.15%
Weighted average expected rate of return on plan assets	6.25%			5.70%
Rate of compensation increase	3.50%	-	7.50%	N/A
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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2017 is currently anticipated to be 6.00% for pension benefits and 5.35% for other postretirement benefits.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2016		2015
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	6.8%	13%	6.3%	10.3%
Ultimate rate to which cost increase is assumed to decline	4.0%	4.3%	4.2%	4.6%
Year in which the ultimate trend rate is reached	2077	2092	2086	2091
Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects as of December 31, 2016:

	One Percent Increase	One Percent Decrease
	(In millions)
Effect on total of service and interest costs components	$12	$(10)
Effect of accumulated postretirement benefit obligations	$215	$(177)
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

The Invested Plans, other than those held in participant directed investment accounts, are managed in accordance with investment policies consistent with the longer-term nature of related benefit obligations and within prudent risk parameters. Specifically, investment policies are oriented toward (i) maximizing the Invested Plan’s funded status; (ii) minimizing the volatility of the Invested Plan’s funded status; (iii) generating asset returns that exceed liability increases; and (iv) targeting rates of return in excess of a custom benchmark and industry standards over appropriate reference time periods. These goals are expected to be met through identifying appropriate and diversified asset classes and allocations, ensuring adequate liquidity to pay benefits and expenses when due and controlling the costs of administering and managing the Invested Plan’s investments. Independent investment consultants are periodically used to evaluate the investment risk of the Invested Plan’s assets relative to liabilities, analyze the economic and portfolio impact of various asset allocations and management strategies and recommend asset allocations.
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
The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2016 for the Invested Plans:

	December 31,
	2016				2015
	Pension Benefits		Other Postretirement Benefits (2)		Pension Benefits	Other Postretirement Benefits (2)
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class (1)
Fixed maturity securities	82%	81%	76%	76%	75%	75%
Equity securities (3)	10%	11%	24%	24%	15%	25%
Alternative securities (4)	8%	8%	—%	—%	10%	—%
Total assets		100%		100%	100%	100%
__________________

(1)	Certain prior year amounts have been reclassified from alternative securities into fixed maturity securities to conform to the current year presentation.

(2)	Other postretirement benefits do not reflect postretirement life’s plan assets invested in fixed maturity securities.

(3)	Equity securities percentage includes derivative assets.

(4)	Alternative securities primarily include hedges, private equity and real estate funds.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2016
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$3,406	$—	$3,406	$20	$305	$—	$325
U.S. government bonds	1,655	4	—	1,659	210	1	—	211
Foreign bonds	—	775	—	775	—	72	—	72
Federal agencies	—	196	—	196	—	28	—	28
Municipals	—	313	—	313	—	23	—	23
Short-term investments	118	212	—	330	13	416	—	429
Other (1)	—	362	9	371	—	55	—	55
Total fixed maturity securities	1,773	5,268	9	7,050	243	900	—	1,143
Equity securities:
Common stock - domestic	474	—	—	474	113	—	—	113
Common stock - foreign	380	—	—	380	122	—	—	122
Total equity securities	854	—	—	854	235	—	—	235
Other investments	—	105	634	739	—	—	—	—
Derivative assets	16	(2)	64	78	1	—	—	1
Total assets	$2,643	$5,371	$707	$8,721	$479	$900	$—	$1,379

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

	December 31, 2015
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$2,905	$78	$2,983	$18	$280	$1	$299
U.S. government bonds	994	493	—	1,487	193	12	—	205
Foreign bonds	—	677	17	694	—	61	—	61
Federal agencies	—	228	—	228	—	34	—	34
Municipals	—	302	—	302	—	55	—	55
Short-term investments (2)	10	304	—	314	1	431	—	432
Other (1), (2)	9	403	7	419	—	47	—	47
Total fixed maturity securities	1,013	5,312	102	6,427	212	920	1	1,133
Equity securities:
Common stock - domestic	751	24	—	775	126	—	—	126
Common stock - foreign	378	—	—	378	111	—	—	111
Total equity securities	1,129	24	—	1,153	237	—	—	237
Other investments	—	84	722	806	—	—	—	—
Derivative assets	26	3	75	104	2	—	—	2
Total assets	$2,168	$5,423	$899	$8,490	$451	$920	$1	$1,372
__________________

(1)	Other primarily includes money market securities, mortgage-backed securities, collateralized mortgage obligations and ABS.

(2)	The prior year amounts have been reclassified into fixed maturity securities to conform to the current year presentation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities
	Corporate	Foreign Bonds	Other (1)	Other Investments	Derivative Assets
	(In millions)
Balance, January 1, 2015	$80	$17	$8	$743	$72
Realized gains (losses)	1	—	—	—	(11)
Unrealized gains (losses)	(5)	—	1	55	(9)
Purchases, sales, issuances and settlements, net	8	1	(1)	(76)	23
Transfers into and/or out of Level 3	(6)	(1)	(1)	—	—
Balance, December 31, 2015	$78	$17	$7	$722	$75
Realized gains (losses)	3	—	—	(1)	3
Unrealized gains (losses)	3	(4)	1	32	(18)
Purchases, sales, issuances and settlements, net	(22)	(3)	—	(119)	6
Transfers into and/or out of Level 3	(62)	(10)	1	—	(2)
Balance, December 31, 2016	$—	$—	$9	$634	$64
__________________

(1)	Other includes ABS and collateralized mortgage obligations.
Other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs were not significant for the years ended December 31, 2016 and 2015.
Expected Future Contributions and Benefit Payments
It is the Company’s practice to make contributions to the qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are required for 2017. The Company expects to make discretionary contributions to the qualified pension plan of $225 million in 2017. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the nonqualified pension plans are primarily funded from the Company’s general assets as they become due under the provision of the plans, therefore benefit payments equal employer contributions. The Company expects to make contributions of $70 million to fund the benefit payments in 2017.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the Company; or (iii) both. Current regulations do not require funding for these benefits. The Company uses its general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the Company may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The Company expects to make contributions of $50 million towards benefit obligations in 2017 to pay postretirement medical claims.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2017	$534	$83
2018	$547	$85
2019	$559	$91
2020	$580	$93
2021	$587	$95
2022-2026	$3,210	$494
Additional Information
As previously discussed, most of the assets of the pension benefit plans are held in a group annuity contract issued by the Company while some of the assets of the postretirement benefit plans are held in a trust which largely utilizes life insurance contracts issued by the Company to hold such assets. Total revenues from these contracts recognized on the consolidated statements of operations were $57 million, $55 million and $50 million for the years ended December 31, 2016, 2015 and 2014, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was $660 million, ($130) million and $1.2 billion for the years ended December 31, 2016, 2015 and 2014, respectively. The terms of these contracts are consistent in all material respects with those the Company offers to unaffiliated parties that are similarly situated.
Defined Contribution Plans
The Company sponsors defined contribution plans for substantially all Company employees under which a portion of employee contributions are matched. The Company contributed $73 million, $72 million and $68 million for the years ended December 31, 2016, 2015 and 2014, respectively.
15. Income Tax
The provision for income tax from continuing operations was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Current:
Federal	$675	$1,384	$901
State and local	5	20	3
Foreign	40	36	74
Subtotal	720	1,440	978
Deferred:
Federal	(531)	315	538
Foreign	18	27	16
Subtotal	(513)	342	554
Provision for income tax expense (benefit)	$207	$1,782	$1,532

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The Company’s income (loss) from continuing operations before income tax expense (benefit) from domestic and foreign operations were as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Income (loss) from continuing operations:
Domestic	$2,401	$4,467	$5,335
Foreign	(438)	72	56
Total	$1,963	$4,539	$5,391
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for continuing operations was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Tax provision at U.S. statutory rate	$687	$1,589	$1,887
Tax effect of:
Dividend received deduction	(79)	(82)	(82)
Tax-exempt income	(38)	(24)	(40)
Prior year tax (1)	(33)	558	11
Low income housing tax credits	(270)	(221)	(205)
Other tax credits	(98)	(68)	(66)
Foreign tax rate differential	1	(4)	—
Change in valuation allowance	(1)	(1)	—
Other, net	38	35	27
Provision for income tax expense (benefit)	$207	$1,782	$1,532
__________________

(1)	As discussed further below, for the year ended December 31, 2015, prior year tax includes a $557 million non-cash charge related to an uncertain tax position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2016	2015
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$174	$1,888
Net operating loss carryforwards	27	26
Employee benefits	828	922
Tax credit carryforwards	947	700
Litigation-related and government mandated	212	231
Other	460	438
Total gross deferred income tax assets	2,648	4,205
Less: Valuation allowance	20	21
Total net deferred income tax assets	2,628	4,184
Deferred income tax liabilities:
Investments, including derivatives	1,234	3,025
Intangibles	53	53
DAC	1,150	1,461
Net unrealized investment gains	2,693	2,528
Other	1	5
Total deferred income tax liabilities	5,131	7,072
Net deferred income tax asset (liability)	$(2,503)	$(2,888)
The Company also has recorded a valuation allowance benefit of $1 million related to certain state net operating loss carryforwards for the year ended December 31, 2016. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain state net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.
The following table sets forth the domestic and state net operating loss carryforwards for tax purposes at December 31, 2016.

	Net Operating Loss Carryforwards
	Domestic	State
	(In millions)
Expiration:
2017-2021	$—	$38
2022-2026	—	59
2027-2031	—	29
2032-2036	19	2
Indefinite	—	—
	$19	$128

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The following table sets forth the general business credits, foreign tax credits, and other credit carryforwards for tax purposes at December 31, 2016.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits	Other
	(In millions)
Expiration:
2017-2021	$—	$—	$—
2022-2026	—	187	—
2027-2031	178	—	—
2032-2036	661	—	—
Indefinite	—	—	149
	$839	$187	$149
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due to (from) affiliates included ($60) million, and $124 million for the years ended December 31, 2016 and 2015, respectively.
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2007, except for i) 2000 through 2002 where the IRS disallowance relates to certain tax credits claimed - in April 2015, the Company received a Statutory Notice of Deficiency (the “Notice”) and paid the tax thereon in September 2015 (see note (1) below); and ii) 2003 through 2006, where the IRS disallowance relates predominantly to certain tax credits claimed and the Company is engaged with IRS Appeals. Management believes it has established adequate tax liabilities and final resolution for the years 2000 through 2006 is not expected to have a material impact on the Company’s consolidated financial statements. The IRS audit cycle for the years 2007-2009, which began in December of 2015, is scheduled to conclude in 2017.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Balance at January 1,	$1,075	$546	$532
Additions for tax positions of prior years (1)	7	558	27
Reductions for tax positions of prior years (2)	(109)	—	(13)
Additions for tax positions of current year	6	4	3
Settlements with tax authorities	(48)	(33)	(3)
Balance at December 31,	$931	$1,075	$546
Unrecognized tax benefits that, if recognized would impact the effective rate	$931	$1,060	$497
__________________

(1)
The significant increase in 2015 is related to a non-cash charge the Company recorded to net income of $792 million, net of tax. The charge was related to an uncertain tax position and was comprised of a $557 million charge included in provision for income tax expense (benefit) and a $362 million ($235 million, net of tax) charge included in other expenses. This charge is the result of the Company’s consideration of recent decisions of the U.S. Court of Appeals for the Second Circuit upholding the disallowance of foreign tax credits claimed by other corporate entities not affiliated with the Company. The Company’s action relates to tax years from 2000 to 2009, during which MLIC held non-U.S. investments in support of its life insurance business through a United Kingdom investment subsidiary that was structured as a joint venture at the time.

(2)	Included for 2016 is the impact of the dividend by Metropolitan Life Insurance Company of all of the issued and outstanding shares of common stock of each of NELICO and GALIC to MetLife, Inc.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Interest recognized on the consolidated statements of operations (1)	$(33)	$382	$37

		December 31,
		2016	2015
		(In millions)
Interest included in other liabilities on the consolidated balance sheets (1)		$606	$647
__________________

(1)	The significant increase in 2015 is related to the non-cash charge discussed above.
The Company had no penalties for the years ended December 31, 2016, 2015 and 2014.

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
The U.S. Treasury Department and the IRS have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”), related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the federal statutory tax rate of 35%. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other interested parties will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time. For the years ended December 31, 2016, 2015 and 2014, the Company recognized an income tax benefit of $75 million, $76 million and $92 million, respectively, related to the separate account DRD. The 2014 benefit included a benefit of $16 million related to a true-up of the 2013 tax return.
16. Contingencies, Commitments and Guarantees
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2016. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2016, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $275 million.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2016	2015	2014
	(In millions, except number of claims)
Asbestos personal injury claims at year end	67,223	67,787	68,460
Number of new claims during the year	4,146	3,856	4,636
Settlement payments during the year (1)	$50.2	$56.1	$46.0
__________________

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. As previously disclosed, in 2014, Metropolitan Life Insurance Company increased its recorded liability for asbestos-related claims to $690 million. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through December 31, 2016.
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
Sales Practices Regulatory Matters.
Regulatory authorities in a number of states and FINRA, and occasionally the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products by Metropolitan Life Insurance Company. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. The Company may continue to resolve investigations in a similar manner. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for these sales practices-related investigations or inquiries.
Unclaimed Property Litigation
West Virginia Lawsuits
On September 20, 2012, the West Virginia Treasurer filed an action against Metropolitan Life Insurance Company in West Virginia state court (West Virginia ex rel. John D. Perdue v. Metropolitan Life Insurance Company, Circuit Court of Putnam County, Civil Action No. 12-C-295) alleging that Metropolitan Life Insurance Company violated the West Virginia Uniform Unclaimed Property Act, seeking to compel compliance with the Act, and seeking payment of unclaimed property, interest and penalties. On January 31, 2017, the parties entered into a settlement agreement resolving these actions.

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
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this putative class action lawsuit on behalf of all persons for whom Metropolitan Life Insurance Company established a retained asset account, known as a TCA, to pay death benefits under an ERISA plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the putative class. On September 27, 2016, the court denied Metropolitan Life Insurance Company’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. The Company intends to defend this action vigorously.
Reinsurance Litigation
Robainas, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., December 16, 2014)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums on life insurance policies issued by Metropolitan Life Insurance Company from 2009 through 2014 (the “Policies”). Two similar actions were subsequently filed, Yale v. Metropolitan Life Ins. Co. (S.D.N.Y., January 12, 2015) and International Association of Machinists and Aerospace Workers District Lodge 15 v. Metropolitan Life Ins. Co. (E.D.N.Y., February 2, 2015). Both of these actions were consolidated with the Robainas action. The consolidated complaint alleges that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuit sought recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for the Policies. On October 9, 2015, the court granted Metropolitan Life Insurance Company’s motion to dismiss the consolidated complaint, finding that plaintiffs lacked Article III standing because they did not allege any concrete injury as a result of the alleged conduct. On February 23, 2017, the Second Circuit Court of Appeals affirmed this decision.
Intoccia v. Metropolitan Life Insurance Company (S.D.N.Y., April 20, 2015)
Plaintiffs filed this putative class action on behalf of themselves and all persons and entities who, directly or indirectly, purchased, renewed or paid premiums for Guaranteed Benefits Insurance Riders attached to variable annuity contracts with Metropolitan Life Insurance Company from 2009 through 2015 (the “Annuities”). The court consolidated Weilert v. Metropolitan Life Ins. Co. (S.D.N.Y., April 30, 2015) with the Intoccia case, and the consolidated, amended complaint alleges that Metropolitan Life Insurance Company inadequately disclosed in its statutory annual statements that certain reinsurance transactions with affiliated reinsurance companies were collateralized using “contractual parental guarantees,” and thereby allegedly misrepresented its financial condition and the adequacy of its reserves. The lawsuits seek recovery under Section 4226 of the New York Insurance Law of a statutory penalty in the amount of the premiums paid for Guaranteed Benefits Insurance Riders attached to the Annuities. The Court granted Metropolitan Life Insurance Company’s motion to dismiss, adopting the reasoning of the Robainas decision. On February 23, 2017, the Second Circuit Court of Appeals affirmed this decision.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Other Litigation
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
Fauley v. Metropolitan Life Insurance Company, et al. (Circuit Court of the 19th Judicial Circuit, Lake County, Ill., July 3, 2014).
On September 28, 2016, the Illinois Supreme Court denied an objector’s petition for leave to appeal from an order approving Metropolitan Life Insurance Company’s $23 million settlement of a class action alleging violation of the Telephone Consumer Protection Act. Metropolitan Life Insurance Company paid out the settlement funds in January 2017.
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
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on Metropolitan Life Insurance Company’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to Metropolitan Life Insurance Company’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. On March 9, 2017, the court granted Metropolitan Life Insurance Company’s motion to dismiss, without prejudice. The Company intends to defend this action vigorously.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2016	2015
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$24	$29
Premium tax offsets currently available for paid assessments	32	50
Total	$56	$79
Other Liabilities:
Insolvency assessments	$37	$43
Commitments
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space, information technology, aircrafts and other equipment. Future minimum gross rental payments relating to these lease arrangements are as follows:

Amount
(In millions)
2017	$216
2018	213
2019	191
2020	191
2021	178
Thereafter	987
Total	$1,976
Total minimum rentals to be received in the future under non-cancelable subleases were $374 million as of December 31, 2016.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.9 billion and $4.2 billion at December 31, 2016 and 2015, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.2 billion and $4.4 billion at December 31, 2016 and 2015, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $127 million, with a cumulative maximum of $416 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $5 million and $4 million at December 31, 2016 and 2015, respectively, for indemnities, guarantees and commitments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

17. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2016 and 2015 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions)
2016
Total revenues	$8,794	$9,082	$9,876	$8,738
Total expenses	$8,196	$8,749	$9,123	$8,459
Income (loss) from continuing operations, net of income tax	$496	$326	$630	$304
Net income (loss)	$496	$326	$630	$304
Less: Net income (loss) attributable to noncontrolling interests	$—	$(2)	$(7)	$1
Net income (loss) attributable to Metropolitan Life Insurance Company	$496	$328	$637	$303
2015
Total revenues	$9,862	$8,833	$10,772	$9,304
Total expenses	$8,170	$7,945	$9,637	$8,480
Income (loss) from continuing operations, net of income tax	$1,190	$668	$268	$631
Net income (loss)	$1,190	$668	$268	$631
Less: Net income (loss) attributable to noncontrolling interests	$1	$6	$(8)	$1
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,189	$662	$276	$630
18. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $2.1 billion for each of the years ended December 31, 2016, 2015 and 2014. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $138 million, $135 million and $129 million for the years ended December 31, 2016, 2015 and 2014, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $113 million, $151 million and $177 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $1.5 billion for both of the years ended December 31, 2016 and 2015 and $1.8 billion for the year ended December 31, 2014, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $165 million and $282 million at December 31, 2016 and 2015, respectively.
See Notes 6, 8, 11, 12 and 14 for additional information on related party transactions.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

19. Subsequent Events
Reinsurance
Effective January 1, 2017, Brighthouse NY and NELICO recaptured risks related to certain variable annuities, including guaranteed minimum benefits, reinsured by the Company. This recapture resulted in a decrease in cash and cash equivalents of approximately $34 million, a decrease in premiums, reinsurance and other receivables of approximately $77 million, a decrease in future policy benefits of approximately $79 million, a decrease in policyholder account balances of approximately $387 million and an increase in other liabilities of approximately $76 million. The Company will recognize a gain of approximately $178 million, net of income tax, as a result of this transaction.
Effective January 1, 2017, the Company recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities reinsured by Brighthouse Insurance, an affiliate. This recapture resulted in an increase in investments and cash and cash equivalents of approximately $568 million and a decrease in premiums, reinsurance and other receivables of approximately $565 million. The Company will recognize a gain of approximately $2 million, net of income tax, as a result of this transaction.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2016
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency securities	$32,834	$35,615	$35,615
Public utilities	6,893	7,465	7,465
State and political subdivision securities	6,252	7,136	7,136
Foreign government securities	3,565	3,998	3,998
All other corporate bonds	69,592	72,236	72,236
Total bonds	119,136	126,450	126,450
Mortgage-backed and asset-backed securities	35,229	35,856	35,856
Redeemable preferred stock	776	814	814
Total fixed maturity securities	155,141	163,120	163,120
FVO and trading securities	36	23	23
Equity securities:
Common stock:
Industrial, miscellaneous and all other	1,127	1,177	1,177
Public utilities	93	122	122
Non-redeemable preferred stock	565	540	540
Total equity securities	1,785	1,839	1,839
Mortgage loans	56,560		56,560
Policy loans	5,945		5,945
Real estate and real estate joint ventures	6,329		6,329
Real estate acquired in satisfaction of debt	57		57
Other limited partnership interests	3,725		3,725
Short-term investments	4,690		4,690
Other invested assets	17,232		17,232
Total investments	$251,500		$259,520
______________

(1)
Cost or amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost reduced by impairments from other-than-temporary declines in estimated fair value; for real estate, cost represents original cost reduced by impairments and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2016, 2015 and 2014
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2016
U.S.	$421	$57,862	$66,643	$—	$133	$30
MetLife Holdings	4,317	66,019	25,823	510	167	182
Corporate & Other	5	337	—	—	—	—
Total	$4,743	$124,218	$92,466	$510	$300	$212
2015
U.S.	$418	$56,090	$63,716	$—	$136	$33
MetLife Holdings	5,000	70,302	29,827	621	171	201
Corporate & Other	625	1,506	877	3	1	321
Total	$6,043	$127,898	$94,420	$624	$308	$555
2014
U.S.	$406	$54,374	$65,343	$—	$176	$41
MetLife Holdings	4,894	70,522	29,665	612	179	204
Corporate & Other	675	1,501	894	3	1	323
Total	$5,975	$126,397	$95,902	$615	$356	$568
______________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2016, 2015 and 2014
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Operating Expenses (1)
2016
U.S.	$18,909	$5,811	$20,230	$56	$2,721
MetLife Holdings	5,739	5,355	7,139	342	2,797
Corporate & Other	287	(83)	155	43	1,044
Total	$24,935	$11,083	$27,524	$441	$6,562
2015
U.S.	$18,281	$5,874	$19,582	$59	$2,658
MetLife Holdings	5,910	5,613	6,962	631	2,678
Corporate & Other	327	90	166	52	1,444
Total	$24,518	$11,577	$26,710	$742	$6,780
2014
U.S.	$17,678	$5,817	$19,002	$54	$2,574
MetLife Holdings	5,825	5,749	6,859	551	2,625
Corporate & Other	347	327	168	90	1,417
Total	$23,850	$11,893	$26,029	$695	$6,616
______________

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2016, 2015 and 2014
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2016
Life insurance in-force	$3,013,618	$277,693	$777,037	$3,512,962	22.1%
Insurance premium
Life insurance (1)	$14,931	$1,101	$1,668	$15,498	10.8%
Accident & health insurance	7,000	124	19	6,895	0.3%
Total insurance premium	$21,931	$1,225	$1,687	$22,393	7.5%
2015
Life insurance in-force	$3,035,399	$361,355	$811,435	$3,485,479	23.3%
Insurance premium
Life insurance (1)	$14,449	$1,143	$1,638	$14,944	11.0%
Accident & health insurance	7,048	99	41	6,990	0.6%
Total insurance premium	$21,497	$1,242	$1,679	$21,934	7.7%
2014
Life insurance in-force	$2,935,363	$372,886	$830,980	$3,393,457	24.5%
Insurance premium
Life insurance (1)	$14,135	$1,159	$1,630	$14,606	11.2%
Accident & health insurance	6,828	93	43	6,778	0.6%
Total insurance premium	$20,963	$1,252	$1,673	$21,384	7.8%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2016, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $17.6 billion and $258.3 billion, respectively, and life insurance premiums of $45 million and $727 million, respectively. For the year ended December 31, 2015, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $23.1 billion and $276.7 billion, respectively, and life insurance premiums of $40 million and $701 million, respectively. For the year ended December 31, 2014, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $23.9 billion and $277.9 billion, respectively, and life insurance premiums of $36 million and $681 million, respectively.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has documented and evaluated the effectiveness of the internal control of the Company at December 31, 2016 pertaining to financial reporting in accordance with the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting at December 31, 2016.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and consolidated financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2016. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and consolidated financial statement schedules is included on page 97.
Item 9B. Other Information
None.

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
Independent Auditor’s Fees for 2016 and 2015
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2016 and 2015. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2016	2015
	(In millions)
Audit fees (1)	$44.7	$44.6
Audit-related fees (2)	$10.9	$7.7
Tax fees (3)	$1.4	$2.2
All other fees (4)	$0.9	$0.2
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

(3)
Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of advisory services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities. In 2016, tax compliance and tax preparation fees total $1.3 million and tax advisory fees total $0.1 million and in 2015, tax compliance and tax preparation fees total $1.5 million and tax advisory fees total $0.6 million.

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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 96.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 96.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page E-1.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 23, 2017

METROPOLITAN LIFE INSURANCE COMPANY

By		/s/ Steven A. Kandarian
	Name:	Steven A. Kandarian
	Title:	Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 23, 2017
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	March 23, 2017
Carlos M. Gutierrez

/s/ David L. Herzog	Director	March 23, 2017
David L. Herzog

/s/ R. Glenn Hubbard	Director	March 23, 2017
R. Glenn Hubbard

/s/ Alfred F. Kelly, Jr.	Director	March 23, 2017
Alfred F. Kelly, Jr.

/s/ Edward J. Kelly, III	Director	March 23, 2017
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 23, 2017
William E. Kennard

/s/ James M. Kilts	Director	March 23, 2017
James M. Kilts

/s/ Catherine R. Kinney	Director	March 23, 2017
Catherine R. Kinney

/s/ Denise M. Morrison	Director	March 23, 2017
Denise M. Morrison

/s/ Kenton J. Sicchitano	Director	March 23, 2017
Kenton J. Sicchitano

/s/ Lulu C. Wang	Director	March 23, 2017
Lulu C. Wang

Signature	Title	Date

/s/ Steven A. Kandarian	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2017
Steven A. Kandarian

/s/ John C. R. Hele	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 23, 2017
John C. R. Hele

/s/ Peter M. Carlson	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 23, 2017
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

3.1
Amended and Restated Charter of Metropolitan Life Insurance Company, effective May 16, 2016. (Incorporated by reference to Exhibit 3.2 to Metropolitan Life Insurance Company’s Current Report on Form 8-K dated May 19, 2016).

3.2
Amended and Restated By-Laws of Metropolitan Life Insurance Company, effective May 16, 2016. (Incorporated by reference to Exhibit 3.4 to Metropolitan Life Insurance Company’s Current Report on Form 8-K dated May 19, 2016).

10.1
MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Annual Report")).*

10.2
Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Annual Report")).*

10.3
Adjustment of certain compensation items for Michel Khalaf, effective July 1, 2012. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.4
Employment Agreement between Christopher G. Townsend and MetLife Asia Pacific Limited, dated May 11, 2012. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated May 16, 2012 (the "May 16, 2012 Form 8-K")).*

10.5	Letter Agreement dated June 11, 2015 between MetLife, Inc. and Christopher Townsend. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated June 15, 2015). *

10.6
Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*

10.7
Separation Agreement, Waiver and General Release, dated July 30, 2015, between MetLife Group, Inc. and William J. Wheeler. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.8
Agreement to Protect Corporate Property executed by William J. Wheeler on June 21, 2001. (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.9
Agreement to Protect Corporate Property, dated January 1, 2015, executed by Esther S. Lee. (Incorporated by reference to Exhibit 10.13 to MetLife, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Annual Report")).*

10.10	Form of Agreement to Protect Corporate Property executed by Steven A. Kandarian, Steven J. Goulart, and Maria M. Morris. (Incorporated by reference to Exhibit 10.14 to the 2015 Annual Report).*

10.11
Form of Agreement to Protect Corporate Property executed by Ricardo A. Anzaldua, John C. R. Hele, Frans Hijkoop, and Esther Lee on May 25, 2016; Steven A. Kandarian on May 31, 2016; Steven J. Goulart on June 2, 2016; and Maria M. Morris on June 8, 2016. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

Exhibit No.	Description

10.12	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the "2005 SIC Plan"). (Incorporated by reference to Exhibit 10.24 to the 2014 Annual Report).*

10.13	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.24 to the 2012 Annual Report). *

10.14	Amendment to Stock Option Agreements under the 2005 SIC Plan (effective as of April 25, 2007). (Incorporated by reference to Exhibit 10.25 to the 2012 Annual Report).*

10.15	Form of Management Stock Option Agreement under the 2005 SIC Plan (effective December 15, 2009). (Incorporated by reference to Exhibit 10.28 to the 2014 Annual Report).*

10.16	Form of Management Stock Option Agreement under the 2005 SIC Plan. (Incorporated by reference to Exhibit 10.29 to the 2014 Annual Report).*

10.17
Form of Stock Option Agreement under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.9 to MetLife, Inc.'s Current Report on Form 8-K dated February 15, 2013 (the "February 15, 2013 Form 8-K")).*

10.18
Form of Stock Option Agreement (Three-Year "Cliff" Exercisability) under the 2005 SIC Plan (effective February 11, 2013). (Incorporated by reference to Exhibit 10.10 to the February 15, 2013 Form 8-K).*

10.19	Form of Restricted Stock Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.4 to the February 15, 2013 Form 8-K).*

10.20
Form of Restricted Stock Unit Agreement (Three-Year "Cliff" Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.5 to the February 15, 2013 Form 8-K).*

10.21	Form of Performance Share Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.1 to the February 15, 2013 Form 8-K).*

10.22	MetLife International Performance Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.2 to the February 15, 2013 Form 8-K).*

10.23	Form of Performance Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.3 to the February 15, 2013 Form 8-K).*

10.24	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011). (Incorporated by reference to Exhibit 10.24 to the 2016 Annual Report).*

10.25	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan (effective February 23, 2011). (Incorporated by reference to Exhibit 10.25 to the 2016 Annual Report).*

10.26	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012). (Incorporated by reference to Exhibit 10.11 to the February 15, 2013 Form 8-K).*

10.27	Form of Unit Option Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.12 to the February 15, 2013 Form 8-K).*

10.28	Form of Unit Option Agreement (Three-Year "Cliff" Exercisability) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.13 to the February 15, 2013 Form 8-K).*

10.29	MetLife International Restricted Unit Incentive Plan (as amended and restated effective February 11, 2013). (Incorporated by reference to Exhibit 10.6 to the February 15, 2013 Form 8-K).*

10.30	Form of Restricted Unit Agreement (effective February 11, 2013). (Incorporated by reference to Exhibit 10.7 to the February 15, 2013 Form 8-K).*

10.31
Form of Restricted Unit Agreement (Three-Year "Cliff" Period of Restriction; No Code 162(m) Goals) (effective February 11, 2013). (Incorporated by reference to Exhibit 10.8 to the February 15, 2013 Form 8-K).*

10.32
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

10.33
First Amendment dated as of November 20, 2015 to the Five-Year Credit Agreement dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as Borrowers, Bank of America, N.A., as Administrative Agent, Fronting L/C Issuer, Several L/C Agent and a Limited Fronting Lender, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Fronting L/C Issuers and Limited Fronting Lenders, and the other Lenders party thereto. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated November 24, 2015).

Exhibit No.	Description

10.34
Second Amendment dated December 20, 2016 to the Five-Year Credit Agreement, dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, providing for the amendment and restatement of such Credit Agreement. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 21, 2016).

10.35	Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.72 to the 2012 Annual Report).*

10.36
Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (as amended and restated, effective January 1, 2008). (Incorporated by reference to Exhibit 10.74 to the 2014 Annual Report).*

10.37
Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.48 to the 2015 Annual Report).*

10.38
Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.75 to the 2012 Annual Report).*

10.39
Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008). (Incorporated by reference to Exhibit 10.77 to the 2013 Annual Report).*

10.40	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003. (Incorporated by reference to Exhibit 10.78 to the 2013 Annual Report).*

10.41
Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005. (Incorporated by reference to Exhibit 10.52 to the 2015 Annual Report).*

10.42
Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005). (Incorporated by reference to Exhibit 10.53 to the 2015 Annual Report).*

10.43
Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007). (Incorporated by reference to Exhibit 10.45 to the 2016 Annual Report).*

10.44
MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005). (Incorporated by reference to Exhibit 10.46 to the 2016 Annual Report).*

10.45
Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007). (Incorporated by reference to Exhibit 10.81 to the 2012 Annual Report).*

10.46
Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.84 to the 2013 Annual Report).*

10.47
Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.85 to the 2014 Annual Report).*

10.48
Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009). (Incorporated by reference to Exhibit 10.86 to the 2014 Annual Report).*

10.49
Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2011). (Incorporated by reference to Exhibit 10.60 to the 2015 Annual Report).*

10.50	Amendment Number Six to the MetLife Leadership Deferred Compensation Plan, dated December 27, 2011 (effective January 1, 2011). (Incorporated by reference to Exhibit 10.52 to the 2016 Annual Report).*

10.51
Amendment Number Seven to the MetLife Leadership Deferred Compensation Plan, dated December 26, 2012 (effective January 1, 2013). (Incorporated by reference to Exhibit 10.53 to the 2016 Annual Report).*

10.52
Amendment Number Eight to the MetLife Leadership Deferred Compensation Plan, dated December 17, 2013 (effective January 1, 2014). (Incorporated by reference to Exhibit 10.54 to the 2016 Annual Report).*

10.53
Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015). (Incorporated by reference to Exhibit 10.88 to the 2014 Annual Report).*

10.54
Amendment Number Ten to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016). (Incorporated by reference to Exhibit 10.56 to the 2016 Annual Report).*

10.55
Amendment Number Eleven to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016). (Incorporated by reference to Exhibit 10.57 to the 2016 Annual Report).*

10.56
MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005). (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-214710).*

Exhibit No.	Description

10.57	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008). (Incorporated by reference to Exhibit 10.94 to the 2013 Annual Report).*

10.58	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006). (Incorporated by reference to Exhibit 10.60 to the 2016 Annual Report).*

10.59	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007). (Incorporated by reference to Exhibit 10.61 to the 2016 Annual Report).*

10.60	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008). (Incorporated by reference to Exhibit 10.95 to the 2012 Annual Report).*

10.61
Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008). (Incorporated by reference to Exhibit 10.98 to the 2013 Annual Report).*

10.62
Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008). (Incorporated by reference to Exhibit 10.99 to the 2013 Annual Report).*

10.63
Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009). (Incorporated by reference to Exhibit 10.71 to the 2015 Annual Report).*

10.64
Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.102 to the 2014 Annual Report). *

10.65
Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 21, 2010 (effective January 1, 2010). (Incorporated by reference to Exhibit 10.73 to the 2015 Annual Report).*

10.66
Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 20, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.101 to the 2012 Annual Report).*

10.67
Amendment Number Seven to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated December 27, 2013 (effective December 10, 2013). (Incorporated by reference to Exhibit 10.69 to the 2016 Annual Report).*

10.68	Alico Overseas Pension Plan, dated January 2009. (Incorporated by reference to Exhibit 10.70 to the 2016 Annual Report).*

10.69	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010. (Incorporated by reference to Exhibit 10.71 to the 2016 Annual Report).*

10.70	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2011), dated December 13, 2011. (Incorporated by reference to Exhibit 10.72 to the 2016 Annual Report).*

10.71
Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012). (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.'s Current Report on Form 8-K dated May 4, 2012).*

10.72	Member's Explanatory Handbook for the Metropolitan Life Insurance Company of Hong Kong Limited Healthcare Plan (2014). (Incorporated by reference to Exhibit 10.79 to the 2015 Annual Report).*

10.73
MetLife Plan for Transition Assistance for Officers, dated April 21, 2014 (as amended and restated, effective April 1, 2014 (the "MPTA")). (Incorporated by reference to Exhibit 10.2 to MetLife, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).*

10.74	Amendment Number One to the MPTA, dated December 30, 2014 (effective January 1, 2015). (Incorporated by reference to Exhibit 10.111 to the 2014 Annual Report).*

10.75	Amendment Number Two to the MPTA, dated March 30, 2016 (effective April 1, 2016). (Incorporated by reference to Exhibit 10.77 to the 2016 Annual Report).*

10.76	Amendment Number Three to the MPTA, dated June 30, 2016 (effective June 30, 2016). (Incorporated by reference to Exhibit 10.78 to the 2016 Annual Report).*

10.77	Amendment Number Four to the MPTA, dated October 24, 2016 (effective October 31, 2016). (Incorporated by reference to Exhibit 10.79 to the 2016 Annual Report).*

10.78	Amendment Number Five to the MPTA, dated November 3, 2016 (effective October 1, 2016). (Incorporated by reference to Exhibit 10.80 to the 2016 Annual Report).*

10.79
MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan, effective January 1, 2015. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198141).*

10.80
MetLife, Inc. 2015 Stock and Incentive Plan, effective January 1, 2015 (the “2015 SIC Plan”). (Incorporated by reference to Exhibit 4.1 to MetLife, Inc.’s Registration Statement on Form S-8 (No. 333-198145)).*

10.81
Form of Performance Share Agreement under the 2015 SIC Plan. (Incorporated by reference to Exhibit 10.1 to MetLife, Inc.’s Current Report on Form 8-K dated December 11, 2014 (the “December 11, 2014 Form 8-K”).*

10.82	Form of Performance Unit Agreement under the 2015 SIC Plan. (Incorporated by reference to Exhibit 10.2 to the December 11, 2014 Form 8-K).*

10.83
Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan (Incorporated by reference to Exhibit 10.3 to the December 11, 2014 Form 8-K).*

Exhibit No.	Description

10.84	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.4 to the December 11, 2014 Form 8-K).*

10.85	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.5 to the December 11, 2014 Form 8-K).*

10.86	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) (Incorporated by reference to Exhibit 10.6 to the December 11, 2014 Form 8-K).*

10.87	Form of Stock Option Agreement (Ratable Exercisability in Thirds) (Incorporated by reference to Exhibit 10.7 to the December 11, 2014 Form 8-K).*

10.88	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) (Incorporated by reference to Exhibit 10.8 to the December 11, 2014 Form 8-K).*

10.89	Form of Unit Option Agreement (Ratable Exercisability in Thirds) (Incorporated by reference to Exhibit 10.9 to the December 11, 2014 Form 8-K).*

10.90	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) (Incorporated by reference to Exhibit 10.10 to the December 11, 2014 Form 8-K).*

10.91	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015) (Incorporated by reference to Exhibit 10.11 to the December 11, 2014 Form 8-K).*

10.92	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2016. (Incorporated by reference to Exhibit 10.95 to the 2015 Annual Report).*

10.93	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2016. (Incorporated by reference to Exhibit 10.96 to the 2015 Annual Report).*

10.94
Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016. (Incorporated by reference to Exhibit 10.97 to the 2015 Annual Report).*

10.95
Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals), effective January 1, 2016. (Incorporated by reference to Exhibit 10.98 to the 2015 Annual Report).*

10.96
Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals), effective January 1, 2016. (Incorporated by reference to Exhibit 10.99 to the 2015 Annual Report).*

10.97
Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals), effective January 1, 2016. (Incorporated by reference to Exhibit 10.100 to the 2015 Annual Report).*

10.98	Form of Stock Option Agreement (Ratable Exercisability in Thirds), effective January 1, 2016. (Incorporated by reference to Exhibit 10.101 to the 2015 Annual Report).*

10.99	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability), effective January 1, 2016. (Incorporated by reference to Exhibit 10.102 to the 2015 Annual Report).*

10.100	Form of Unit Option Agreement (Ratable Exercisability in Thirds), effective January 1, 2016. (Incorporated by reference to Exhibit 10.103 to the 2015 Annual Report).*

10.101	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability), effective January 1, 2016. (Incorporated by reference to Exhibit 10.104 to the 2015 Annual Report).*

10.102	Award Agreement Supplement, effective January 1, 2016. (Incorporated by reference to Exhibit 10.105 to the 2015 Annual Report).*

10.103
MetLife Individual Distribution Sales Deferred Compensation Plan, effective January 1, 2010. (Incorporated by reference to Exhibit 4.1 to MetLife, Inc. ’s Registration Statement on Form S-8 (No. 333-198143)).*

Exhibit No.	Description

10.104
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