Form 10-Q
period 2017-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2017-05-10
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)			☑
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 10, 2017, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $156,364 and $155,141, respectively)	$165,136	$163,120
Equity securities available-for-sale, at estimated fair value (cost: $1,749 and $1,785, respectively)	1,842	1,839
Mortgage loans (net of valuation allowances of $271 and $267, respectively; includes $639 and $566, respectively, under the fair value option)	57,496	56,560
Policy loans	5,952	5,945
Real estate and real estate joint ventures (includes $1,127 and $1,124, respectively, relating to variable interest entities; includes $8 and $56, respectively, of real estate held-for-sale)	6,552	6,386
Other limited partnership interests (includes $14 and $14, respectively, relating to variable interest entities)	3,715	3,725
Short-term investments, principally at estimated fair value	6,886	4,690
Other invested assets (includes $38 and $39, respectively, relating to variable interest entities)	15,961	17,255
Total investments	263,540	259,520
Cash and cash equivalents, principally at estimated fair value (includes $1 and $0, respectively, relating to variable interest entities)	3,215	5,714
Accrued investment income	2,019	2,019
Premiums, reinsurance and other receivables (includes $6 and $6, respectively, relating to variable interest entities)	22,282	22,383
Deferred policy acquisition costs and value of business acquired	4,595	4,743
Other assets (includes $3 and $3, respectively, relating to variable interest entities)	4,516	4,346
Separate account assets	135,797	133,836
Total assets	$435,964	$432,561
Liabilities and Equity
Liabilities
Future policy benefits	$115,685	$115,556
Policyholder account balances	92,887	92,466
Other policy-related balances	6,594	6,731
Policyholder dividends payable	537	510
Policyholder dividend obligation	1,983	1,931
Payables for collateral under securities loaned and other transactions	20,691	20,815
Short-term debt	100	100
Long-term debt (includes $12 and $12, respectively, at estimated fair value, relating to variable interest entities)	1,577	1,589
Current income tax payable	502	50
Deferred income tax liability	2,421	2,503
Other liabilities	29,397	29,497
Separate account liabilities	135,797	133,836
Total liabilities	408,171	405,584
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,160	14,413
Retained earnings	9,800	9,250
Accumulated other comprehensive income (loss)	3,633	3,119
Total Metropolitan Life Insurance Company stockholder’s equity	27,598	26,787
Noncontrolling interests	195	190
Total equity	27,793	26,977
Total liabilities and equity	$435,964	$432,561
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Revenues
Premiums	$5,181	$5,241
Universal life and investment-type product policy fees	588	642
Net investment income	2,672	2,703
Other revenues	398	361
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(55)
Other net investment gains (losses)	(43)	(181)
Total net investment gains (losses)	(43)	(236)
Net derivative gains (losses)	(151)	83
Total revenues	8,645	8,794
Expenses
Policyholder benefits and claims	5,835	5,916
Interest credited to policyholder account balances	542	556
Policyholder dividends	281	311
Other expenses	1,314	1,413
Total expenses	7,972	8,196
Income (loss) before provision for income tax	673	598
Provision for income tax expense (benefit)	122	102
Net income (loss)	551	496
Less: Net income (loss) attributable to noncontrolling interests	1	—
Net income (loss) attributable to Metropolitan Life Insurance Company	$550	$496
Comprehensive income (loss)	$1,065	$2,980
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	—
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,064	$2,980
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$5	$14,413	$9,250	$3,119	$26,787	$190	$26,977
Capital contributions from MetLife, Inc.		1			1		1
Returns of capital		(5)			(5)		(5)
Purchase of operating joint venture interest from an affiliate (Note 5)		(249)			(249)		(249)
Change in equity of noncontrolling interests					—	4	4
Net income (loss)			550		550	1	551
Other comprehensive income (loss), net of income tax				514	514		514
Balance at March 31, 2017	$5	$14,160	$9,800	$3,633	$27,598	$195	$27,793

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$5	$14,444	$13,738	$2,685	$30,872	$372	$31,244
Capital contributions from MetLife, Inc.		1			1		1
Tax deficiencies related to stock-based compensation		(11)			(11)		(11)
Dividends paid to MetLife, Inc.			(1,500)		(1,500)		(1,500)
Change in equity of noncontrolling interests					—	126	126
Net income (loss)			496		496		496
Other comprehensive income (loss), net of income tax				2,484	2,484		2,484
Balance at March 31, 2016	$5	$14,434	$12,734	$5,169	$32,342	$498	$32,840
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$800	$821
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	12,770	16,259
Equity securities	60	534
Mortgage loans	1,505	2,398
Real estate and real estate joint ventures	27	46
Other limited partnership interests	193	241
Purchases of:
Fixed maturity securities	(13,366)	(16,333)
Equity securities	(15)	(593)
Mortgage loans	(2,320)	(3,327)
Real estate and real estate joint ventures	(246)	(170)
Other limited partnership interests	(159)	(241)
Cash received in connection with freestanding derivatives	699	376
Cash paid in connection with freestanding derivatives	(790)	(312)
Net change in policy loans	(7)	77
Net change in short-term investments	(2,079)	(1,056)
Net change in other invested assets	(78)	(21)
Net change in property, equipment and leasehold improvements	(71)	(1)
Net cash provided by (used in) investing activities	(3,877)	(2,123)
Cash flows from financing activities
Policyholder account balances:
Deposits	16,403	12,558
Withdrawals	(15,807)	(11,753)
Net change in payables for collateral under securities loaned and other transactions	295	1,375
Long-term debt repaid	(13)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(298)	(35)
Dividends paid to MetLife, Inc.	—	(1,500)
Returns of capital	(5)	—
Other, net	3	7
Net cash provided by (used in) financing activities	578	652
Change in cash and cash equivalents	(2,499)	(650)
Cash and cash equivalents, beginning of period	5,714	4,651
Cash and cash equivalents, end of period	$3,215	$4,001
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$11	$15
Income tax	$14	$109
Non-cash transactions
Capital contributions from MetLife, Inc.	$1	$1
Purchase of operating joint venture interest from an affiliate (Note 5)	$249	$—
Transfer of fixed maturity securities from affiliate	$292	$—
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a provider of life insurance, annuities, employee benefits and asset management. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). As previously announced, in the third quarter of 2016, the Company reorganized its businesses into two segments: U.S. and MetLife Holdings, as a result of MetLife, Inc.’s plan to separate a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”). See Note 2 for further information on the reorganization, which was applied retrospectively.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2017 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2016 Annual Report.
Adoption of New Accounting Pronouncements
Effective January 1, 2017, the Company early adopted guidance relating to business combinations. The new guidance clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard will result in fewer acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. The adoption did not have an impact on the Company’s consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2017, the Company retrospectively adopted guidance relating to consolidation. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decisionmaker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
Other
Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives for which the CME serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative assets by $751 million, gross derivative liabilities by $603 million, accrued investment income by $55 million, accrued investment expense recorded within other liabilities by $10 million, collateral receivables recorded within premiums, reinsurance and other receivables of $226 million, and collateral payables recorded within payables for collateral under securities loaned and other transactions of $419 million.
Future Adoption of New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on purchased callable debt securities (Accounting Standards Update (“ASU”) 2017- 08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.) The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In March 2017, the FASB issued new guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (ASU 2017- 07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost). The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017- 05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In January 2017, the FASB issued new guidance on goodwill impairment (ASU 2017- 04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other than temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company believes that the most significant impact upon adoption will be to its mortgage loan investments. The Company is continuing to evaluate the overall impact of the new guidance on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach. Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts as well as identification of other contracts that may fall under the scope of the new guidance. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available-for-sale (“AFS”) and to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The population of these investments accounted for under the cost method is not material. The Company is continuing to evaluate the overall impact of this guidance on its consolidated financial statements.
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
2. Segment Information
As previously announced, in the third quarter of 2016, the Company reorganized its businesses into two segments: U.S. and MetLife Holdings, in anticipation of the proposed Separation. In addition, the Company reports certain of its results of operations in Corporate & Other. Prior period results have been revised in connection with the reorganization and did not have an impact on total consolidated net income (loss) or operating earnings.
On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it as “Brighthouse Financial.”
On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). On December 6, 2016 and on April 18, 2017, Brighthouse filed amendments to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to include Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA) (“Brighthouse Insurance”), New England Life Insurance Company (“NELICO”), Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company), Brighthouse Investment Advisers, LLC (formerly, MetLife Advisers, LLC) and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Effective April 28, 2017, following receipt of applicable regulatory approvals, MetLife contributed certain captive reinsurance companies to Brighthouse Insurance, which were then merged into a newly-formed captive reinsurance company that is wholly-owned by Brighthouse Insurance.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

	Operating Results
Three Months Ended March 31, 2017	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,299	$876	$6	$5,181	$—	$5,181
Universal life and investment-type product policy fees	263	301	—	564	24	588
Net investment income	1,564	1,256	(30)	2,790	(118)	2,672
Other revenues	197	54	147	398	—	398
Net investment gains (losses)	—	—	—	—	(43)	(43)
Net derivative gains (losses)	—	—	—	—	(151)	(151)
Total revenues	6,323	2,487	123	8,933	(288)	8,645
Expenses
Policyholder benefits and claims and policyholder dividends	4,572	1,476	2	6,050	66	6,116
Interest credited to policyholder account balances	348	195	—	543	(1)	542
Capitalization of DAC	(12)	(11)	—	(23)	—	(23)
Amortization of DAC and VOBA	15	132	—	147	(10)	137
Interest expense on debt	3	2	21	26	—	26
Other expenses	685	270	221	1,176	(2)	1,174
Total expenses	5,611	2,064	244	7,919	53	7,972
Provision for income tax expense (benefit)	248	134	(141)	241	(119)	122
Operating earnings	$464	$289	$20	773
Adjustments to:
Total revenues				(288)
Total expenses				(53)
Provision for income tax (expense) benefit				119
Net income (loss)				$551		$551

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2016	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,134	$1,093	$14	$5,241	$—	$5,241
Universal life and investment-type product policy fees	250	304	63	617	25	642
Net investment income	1,434	1,402	(1)	2,835	(132)	2,703
Other revenues	187	30	144	361	—	361
Net investment gains (losses)	—	—	—	—	(236)	(236)
Net derivative gains (losses)	—	—	—	—	83	83
Total revenues	6,005	2,829	220	9,054	(260)	8,794
Expenses
Policyholder benefits and claims and policyholder dividends	4,386	1,787	36	6,209	18	6,227
Interest credited to policyholder account balances	321	227	8	556	—	556
Capitalization of DAC	(13)	(100)	(2)	(115)	—	(115)
Amortization of DAC and VOBA	14	140	17	171	(26)	145
Interest expense on debt	2	2	24	28	—	28
Other expenses	708	407	212	1,327	28	1,355
Total expenses	5,418	2,463	295	8,176	20	8,196
Provision for income tax expense (benefit)	211	114	(125)	200	(98)	102
Operating earnings	$376	$252	$50	678
Adjustments to:
Total revenues				(260)
Total expenses				(20)
Provision for income tax (expense) benefit				98
Net income (loss)				$496		$496
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2017	December 31, 2016
	(In millions)
U.S.	$246,735	$247,314
MetLife Holdings	163,209	163,048
Corporate & Other	26,020	22,199
Total	$435,964	$432,561

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
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
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	March 31, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2)	$55,525		$24,779		$54,629		$24,310
Separate account value	$44,397		$23,818		$43,359		$23,330
Net amount at risk	$1,188	(3)	$469	(4)	$1,386	(3)	$328	(4)
Average attained age of contractholders	66 years		65 years		65 years		64 years
Other Annuity Guarantees:
Total account value (2)	N/A		$140		N/A		$141
Net amount at risk	N/A		$94	(5)	N/A		$92	(5)
Average attained age of contractholders	N/A		55 years		N/A		52 years

	March 31, 2017		December 31, 2016
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (2)	$4,446	$1,004	$4,306	$1,014
Net amount at risk (6)	$48,485	$7,043	$49,161	$7,164
Average attained age of policyholders	54 years	62 years	53 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Balance at December 31 of prior period	$11,621	$7,527
Less: Reinsurance recoverables	539	273
Net Balance at December 31 of prior period	11,082	7,254
Cumulative adjustment (1)	—	3,397
Net balance, beginning of period	11,082	10,651
Incurred related to:
Current period	4,470	4,496
Prior periods (2)	(175)	(174)
Total incurred	4,295	4,322
Paid related to:
Current period	(2,213)	(2,129)
Prior periods	(2,000)	(1,843)
Total paid	(4,213)	(3,972)
Net balance, end of period	11,164	11,001
Add: Reinsurance recoverables	491	667
Balance, end of period (included in future policy benefits and other policy-related balances)	$11,655	$11,668
__________________

(1)
Reflects the accumulated adjustment, net of reinsurance, upon implementation of the new short-duration contracts guidance which clarified the requirement to include claim information for long-duration contracts. The accumulated adjustment primarily reflects unpaid claim liabilities, net of reinsurance, for long-duration contracts as of the beginning of the period presented.

(2)
During the three months ended March 31, 2017 and 2016, as a result of changes in estimates of insured events in the respective prior periods, the claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2017	December 31, 2016
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,654	$40,834
Other policy-related balances	223	257
Policyholder dividends payable	470	443
Policyholder dividend obligation	1,983	1,931
Current income tax payable	11	4
Other liabilities	245	196
Total closed block liabilities	43,586	43,665
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,554	27,220
Equity securities available-for-sale, at estimated fair value	102	100
Mortgage loans	5,857	5,935
Policy loans	4,550	4,553
Real estate and real estate joint ventures	654	655
Other invested assets	904	1,246
Total investments	39,621	39,709
Cash and cash equivalents	46	18
Accrued investment income	483	467
Premiums, reinsurance and other receivables	62	68
Deferred income tax assets	171	177
Total assets designated to the closed block	40,383	40,439
Excess of closed block liabilities over assets designated to the closed block	3,203	3,226
Amounts included in accumulated other comprehensive income (loss) (“AOCI”):
Unrealized investment gains (losses), net of income tax	1,582	1,517
Unrealized gains (losses) on derivatives, net of income tax	85	95
Allocated to policyholder dividend obligation, net of income tax	(1,289)	(1,255)
Total amounts included in AOCI	378	357
Maximum future earnings to be recognized from closed block assets and liabilities	$3,581	$3,583

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	(In millions)
Balance, beginning of period	$1,931	$1,783
Change in unrealized investment and derivative gains (losses)	52	148
Balance, end of period	$1,983	$1,931
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Revenues
Premiums	$402	$417
Net investment income	466	480
Net investment gains (losses)	(8)	(28)
Net derivative gains (losses)	(8)	(11)
Total revenues	852	858
Expenses
Policyholder benefits and claims	568	610
Policyholder dividends	250	245
Other expenses	32	32
Total expenses	850	887
Revenues, net of expenses before provision for income tax expense (benefit)	2	(29)
Provision for income tax expense (benefit)	—	(11)
Revenues, net of expenses and provision for income tax expense (benefit)	$2	$(18)
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

5. Investments
Fixed Maturity and Equity Securities Available-for-Sale
Fixed Maturity and Equity Securities Available-for-Sale by Sector
The following table presents the fixed maturity and equity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Securities”).

	March 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$52,410	$4,102	$481	$—	$56,031	$52,665	$4,079	$586	$—	$56,158
U.S. government and agency	33,172	3,273	392	—	36,053	32,834	3,238	457	—	35,615
Foreign corporate	24,175	1,053	953	—	24,275	24,596	957	1,196	—	24,357
RMBS	23,853	935	267	(19)	24,540	22,786	911	290	(10)	23,417
ABS	7,732	42	66	—	7,708	7,567	32	95	—	7,504
State and political subdivision	6,219	954	30	—	7,143	6,252	928	44	—	7,136
CMBS	5,162	125	53	—	5,234	4,876	118	59	—	4,935
Foreign government	3,641	559	48	—	4,152	3,565	507	74	—	3,998
Total fixed maturity securities	$156,364	$11,043	$2,290	$(19)	$165,136	$155,141	$10,770	$2,801	$(10)	$163,120
Equity securities:
Common stock	$1,231	$92	$6	$—	$1,317	$1,220	$91	$12	$—	$1,299
Non-redeemable preferred stock	518	26	19	—	525	565	14	39	—	540
Total equity securities	$1,749	$118	$25	$—	$1,842	$1,785	$105	$51	$—	$1,839
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million and unrealized gains (losses) of less than $1 million, at both March 31, 2017 and December 31, 2016.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$7,552	$32,374	$28,489	$51,202	$36,747	$156,364
Estimated fair value	$7,569	$33,491	$29,351	$57,243	$37,482	$165,136

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

	March 31, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$8,053	$291	$1,905	$190	$8,406	$337	$2,260	$249
U.S. government and agency	8,598	392	—	—	6,032	457	—	—
Foreign corporate	4,243	227	4,173	726	5,343	336	4,523	860
RMBS	7,036	175	1,403	73	6,662	187	1,707	93
ABS	1,156	11	1,220	55	1,482	12	1,714	83
State and political subdivision	738	30	2	—	943	43	17	1
CMBS	988	12	378	41	922	15	432	44
Foreign government	354	10	247	38	581	26	309	48
Total fixed maturity securities	$31,166	$1,148	$9,328	$1,123	$30,371	$1,413	$10,962	$1,378
Equity securities:
Common stock	$54	$5	$9	$1	$58	$12	$10	$—
Non-redeemable preferred stock	69	1	124	18	139	6	120	33
Total equity securities	$123	$6	$133	$19	$197	$18	$130	$33
Total number of securities in an unrealized loss position	2,696		810		3,076		940
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Gross unrealized losses on fixed maturity securities decreased $520 million during the three months ended March 31, 2017 to $2.3 billion. The decrease in gross unrealized losses for the three months ended March 31, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates, and to a lesser extent, the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At March 31, 2017, $141 million of the total $2.3 billion of gross unrealized losses were from 32 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
The change in gross unrealized losses on equity securities was not significant during the three months ended March 31, 2017.
Investment Grade Fixed Maturity Securities
Of the $141 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $110 million, or 78%, were related to gross unrealized losses on 15 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $141 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $31 million, or 22%, were related to gross unrealized losses on 17 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$34,356	59.8%	$34,008	60.1%
Agricultural	12,463	21.7	12,358	21.9
Residential	10,309	17.9	9,895	17.5
Subtotal (1)	57,128	99.4	56,261	99.5
Valuation allowances	(271)	(0.5)	(267)	(0.5)
Subtotal mortgage loans, net	56,857	98.9	55,994	99.0
Residential — FVO	639	1.1	566	1.0
Total mortgage loans, net	$57,496	100.0%	$56,560	100.0%
__________________

(1)	Purchases of mortgage loans were $762 million and $253 million for the three months ended March 31, 2017 and 2016, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2017
Commercial	$—	$—	$—	$12	$12	$34,344	$170	$12
Agricultural	11	9	1	4	4	12,450	37	12
Residential	—	—	—	291	265	10,044	63	265
Total	$11	$9	$1	$307	$281	$56,838	$270	$289
December 31, 2016
Commercial	$—	$—	$—	$12	$12	$33,996	$167	$12
Agricultural	11	9	1	27	27	12,322	37	35
Residential	—	—	—	265	241	9,654	62	241
Total	$11	$9	$1	$304	$280	$55,972	$266	$288
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $12 million, $25 million and $253 million, respectively, for the three months ended March 31, 2017, and $56 million, $56 million and $147 million, respectively, for the three months ended March 31, 2016.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2017				2016
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$167	$38	$62	$267	$165	$37	$55	$257
Provision (release)	3	—	5	8	3	—	3	6
Charge-offs, net of recoveries	—	—	(4)	(4)	—	(2)	(3)	(5)
Balance, end of period	$170	$38	$63	$271	$168	$35	$55	$258

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
March 31, 2017
Loan-to-value ratios:
Less than 65%	$29,746	$1,383	$378	$31,507	91.7%	$32,003	91.9%
65% to 75%	2,375	8	188	2,571	7.5	2,553	7.3
76% to 80%	58	—	—	58	0.2	55	0.2
Greater than 80%	117	27	76	220	0.6	214	0.6
Total	$32,296	$1,418	$642	$34,356	100%	$34,825	100%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$29,352	$1,036	$564	$30,952	91.0%	$31,320	91.2%
65% to 75%	2,522	—	198	2,720	8.0	2,694	7.9
76% to 80%	116	—	—	116	0.3	115	0.3
Greater than 80%	118	27	75	220	0.7	214	0.6
Total	$32,108	$1,063	$837	$34,008	100%	$34,343	100%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$11,851	95.1%	$11,829	95.7%
65% to 75%	549	4.4	424	3.4
76% to 80%	8	0.1	17	0.2
Greater than 80%	55	0.4	88	0.7
Total	$12,463	100.0%	$12,358	100.0%
The estimated fair value of agricultural mortgage loans was $12.6 billion and $12.5 billion at March 31, 2017 and December 31, 2016, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$10,024	97.2%	$9,563	96.6%
Nonperforming	285	2.8	332	3.4
Total	$10,309	100.0%	$9,895	100.0%
The estimated fair value of residential mortgage loans was $10.7 billion and $10.3 billion at March 31, 2017 and December 31, 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In millions)
Commercial	$—	$—	$—	$—	$—	$—
Agricultural	116	127	108	104	10	23
Residential	285	332	—	—	285	332
Total	$401	$459	$108	$104	$295	$355

Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months ended March 31, 2017 and 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.2 billion and $4.7 billion at March 31, 2017 and December 31, 2016, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2017	December 31, 2016
	(In millions)
Fixed maturity securities	$8,696	$7,912
Fixed maturity securities with noncredit OTTI losses included in AOCI	19	10
Total fixed maturity securities	8,715	7,922
Equity securities	129	72
Derivatives	2,098	2,244
Other	171	16
Subtotal	11,113	10,254
Amounts allocated from:
Future policy benefits	(13)	(9)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(1)
DAC, VOBA and DSI	(605)	(569)
Policyholder dividend obligation	(1,983)	(1,931)
Subtotal	(2,602)	(2,510)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(7)	(3)
Deferred income tax benefit (expense)	(2,941)	(2,690)
Net unrealized investment gains (losses)	$5,563	$5,051
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2017
(In millions)
Balance, beginning of period	$5,051
Fixed maturity securities on which noncredit OTTI losses have been recognized	9
Unrealized investment gains (losses) during the period	850
Unrealized investment gains (losses) relating to:
Future policy benefits	(4)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—
DAC, VOBA and DSI	(36)
Policyholder dividend obligation	(52)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(4)
Deferred income tax benefit (expense)	(251)
Balance, end of period	$5,563
Change in net unrealized investment gains (losses)	$512
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2017 and December 31, 2016.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$14,783	$15,694
Estimated fair value	$15,642	$16,496
Cash collateral received from counterparties (2)	$16,000	$16,807
Security collateral received from counterparties (3)	$1	$14
Reinvestment portfolio — estimated fair value	$16,103	$16,821
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	March 31, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$3,099	$4,825	$8,076	$16,000	$4,033	$5,640	$7,134	$16,807
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2017 was $3.0 billion, over 99% of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency and U.S. corporate securities) and short-term investments, with 66% invested in short-term investments, agency RMBS, U.S. government and agency securities and cash equivalents, or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Repurchase Agreements
Elements of the short-term repurchase agreements are presented below at:

March 31, 2017
(In millions)
Securities on loan: (1)
Amortized cost	$1,274
Estimated fair value	$1,325
Cash collateral received from counterparties (2)	$1,300
Reinvestment portfolio — estimated fair value	$1,308
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	March 31, 2017
	Remaining Tenor of Repurchase Agreements
	1 Month or Less	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$1,300	$1,300
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities and U.S. corporate securities) and short-term investments, with 66% invested in short-term investments, agency RMBS, U.S. government and agency securities and cash equivalents, or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company. There were no repurchase agreements outstanding at December 31, 2016.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	March 31, 2017	December 31, 2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$48	$47
Invested assets pledged as collateral (1)	21,313	20,750
Total invested assets on deposit and pledged as collateral	$21,361	$20,797
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report) and derivative transactions (see Note 6).

See “— Securities Lending” and “— Repurchase Agreements” for information regarding securities on loan and Note 4 for information regarding investments designated to the closed block.

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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,127	$—	$1,124	$—
Other investments (2)	62	12	62	12
Total	$1,189	$12	$1,186	$12
__________________

(1)
The Company consolidates certain affiliated real estate joint ventures. At March 31, 2017, the Company and its affiliates invested $1.0 billion and $85 million, respectively, in these affiliated real estate joint ventures.

(2)
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

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$36,659	$36,659	$34,912	$34,912
U.S. and foreign corporate	1,317	1,317	1,167	1,167
Other limited partnership interests	3,190	5,441	3,383	5,674
Other invested assets	2,090	2,605	2,089	2,666
Real estate joint ventures	77	90	81	95
Total	$43,333	$46,112	$41,632	$44,514
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $139 million and $150 million at March 31, 2017 and December 31, 2016, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months ended March 31, 2017 and 2016.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$1,766	$1,955
Equity securities	24	24
Mortgage loans	637	636
Policy loans	76	103
Real estate and real estate joint ventures	98	102
Other limited partnership interests	196	43
Cash, cash equivalents and short-term investments	16	10
Operating joint venture	1	2
Other	65	23
Subtotal	2,879	2,898
Less: Investment expenses	207	195
Net investment income	$2,672	$2,703
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$(50)
Communications	—	(3)
Total U.S. and foreign corporate securities	—	(53)
RMBS	—	(2)
OTTI losses on fixed maturity securities recognized in earnings	—	(55)
Fixed maturity securities — net gains (losses) on sales and disposals	31	(91)
Total gains (losses) on fixed maturity securities	31	(146)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(7)	(50)
Non-redeemable preferred stock	(1)	—
OTTI losses on equity securities recognized in earnings	(8)	(50)
Equity securities — net gains (losses) on sales and disposals	(3)	1
Total gains (losses) on equity securities	(11)	(49)
Mortgage loans	(12)	(4)
Real estate and real estate joint ventures	(3)	1
Other limited partnership interests	(3)	(18)
Other	(38)	(7)
Subtotal	(36)	(223)
FVO CSEs:
Securities	—	1
Non-investment portfolio gains (losses)	(7)	(14)
Subtotal	(7)	(13)
Total net investment gains (losses)	$(43)	$(236)
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($48) million and ($12) million for the three months ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended March 31,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$7,478	$12,895	$19	$34
Gross investment gains	$130	$124	$—	$6
Gross investment losses	(99)	(215)	(3)	(5)
OTTI losses	—	(55)	(8)	(50)
Net investment gains (losses)	$31	$(146)	$(11)	$(49)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2017	2016
	(In millions)
Balance, beginning of period	$157	$188
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	—	1
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(16)	(7)
Balance, end of period	$141	$182

Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$453	$237
Amortized cost of invested assets transferred to affiliates	$416	$233
Net investment gains (losses) recognized on transfers	$37	$4
Estimated fair value of invested assets transferred from affiliates	$293	$—
In January 2017, the Company received transferred investments with an estimated fair value of $292 million, which are included in the table above, in addition to $275 million in cash related to the recapture of risks from minimum benefit guarantees on certain variable annuities previously reinsured by Brighthouse Insurance. See Note 12 for additional information related to the transfer.
Below is a summary of certain affiliated loans which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2016 Annual Report.
The Company had affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $1.8 billion at both March 31, 2017 and December 31, 2016. Net investment income from affiliated loans was $19 million and $23 million for the three months ended March 31, 2017 and 2016, respectively.
As a structured settlements assignment company, the Company purchases annuities from affiliates to fund the periodic structured settlement claim payment obligations it assumes. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate annuity contract values recorded, for which the Company has also recorded unpaid claim obligations of equal amounts, were $1.3 billion at both March 31, 2017 and December 31, 2016. The related net investment income and corresponding policyholder benefits and claims recognized were $16 million and $12 million for the three months ended March 31, 2017 and 2016, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which is included in other invested assets, with a carrying value of $100 million at both March 31, 2017 and December 31, 2016. Net investment income from this surplus note was $1 million for both the three months ended March 31, 2017 and 2016.
The Company held preferred stock of Metropolitan Property and Casualty Insurance Company, an affiliate, which was included in other invested assets, with a carrying value of $315 million at both March 31, 2017 and December 31, 2016. Net investment income from the affiliated preferred stock dividends was $1 million for both the three months ended March 31, 2017 and 2016.
In March 2017 the Company purchased from Brighthouse Insurance an interest in an operating joint venture for $286 million, which was included in other liabilities at March 31, 2017 and was settled in cash in April 2017.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $18 million and $43 million for the three months ended March 31, 2017 and 2016, respectively.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the gross notional amount, estimated fair value and primary underlying risk exposure of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,894	$2,197	$6	$4,993	$2,221	$6
Foreign currency swaps	Foreign currency exchange rate	1,200	26	224	1,200	29	224
Subtotal		6,094	2,223	230	6,193	2,250	230
Cash flow hedges:
Interest rate swaps	Interest rate	3,670	312	—	1,793	325	26
Interest rate forwards	Interest rate	3,693	—	310	4,033	—	370
Foreign currency swaps	Foreign currency exchange rate	20,221	1,252	1,475	20,080	1,435	1,604
Subtotal		27,584	1,564	1,785	25,906	1,760	2,000
Total qualifying hedges		33,678	3,787	2,015	32,099	4,010	2,230
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	43,561	1,688	307	32,662	2,514	879
Interest rate floors	Interest rate	9,001	142	—	9,001	173	2
Interest rate caps	Interest rate	71,518	104	3	78,358	112	3
Interest rate futures	Interest rate	2,412	2	1	2,342	3	—
Interest rate options	Interest rate	49,055	177	70	850	144	1
Interest rate forwards	Interest rate	188	—	2	396	—	3
Interest rate total return swaps	Interest rate	1,048	6	39	1,549	2	127
Synthetic GICs	Interest rate	6,428	—	—	5,566	—	—
Foreign currency swaps	Foreign currency exchange rate	8,523	1,039	82	8,175	1,247	58
Foreign currency forwards	Foreign currency exchange rate	1,219	33	3	1,396	52	18
Credit default swaps — purchased	Credit	1,065	4	7	961	12	6
Credit default swaps — written	Credit	7,893	127	4	8,025	119	8
Equity futures	Equity market	1,827	3	1	1,851	10	—
Equity index options	Equity market	10,162	190	421	11,119	260	426
Equity variance swaps	Equity market	5,579	75	213	5,579	69	193
Equity total return swaps	Equity market	972	1	35	1,013	1	42
Total non-designated or nonqualifying derivatives		220,451	3,591	1,188	168,843	4,718	1,766
Total		$254,129	$7,378	$3,203	$200,942	$8,728	$3,996
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2017 and December 31, 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(526)	$559
Embedded derivatives gains (losses)	375	(476)
Total net derivative gains (losses)	$(151)	$83
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$75	$61
Interest credited to policyholder account balances	(6)	6
Nonqualifying hedges:
Net derivative gains (losses)	127	145
Policyholder benefits and claims	1	1
Total	$197	$213

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2017
Interest rate derivatives	$(266)	$2	$—
Foreign currency exchange rate derivatives	(125)	—	—
Credit derivatives — purchased	(6)	—	—
Credit derivatives — written	27	—	—
Equity derivatives	(221)	(1)	(60)
Total	$(591)	$1	$(60)
Three Months Ended March 31, 2016
Interest rate derivatives	$660	$—	$—
Foreign currency exchange rate derivatives	(127)	—	—
Credit derivatives — purchased	(14)	10	—
Credit derivatives — written	2	(9)	—
Equity derivatives	(33)	(7)	16
Total	$488	$(6)	$16
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2017
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	(52)	51	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	3	—
	Foreign-denominated policyholder account balances (2)	1	2	3
Total		$(53)	$55	$2
Three Months Ended March 31, 2016
Interest rate swaps:	Fixed maturity securities	$(6)	$5	$(1)
	Policyholder liabilities (1)	332	(334)	(2)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(1)	2	1
	Foreign-denominated policyholder account balances (2)	25	(25)	—
Total		$350	$(352)	$(2)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $20 million and $0 for the three months ended March 31, 2017 and 2016, respectively.
At both March 31, 2017 and December 31, 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At March 31, 2017 and December 31, 2016, the balance in AOCI associated with cash flow hedges was $2.1 billion and $2.2 billion, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended March 31, 2017
Interest rate swaps	$4	$8	$4	$1
Interest rate forwards	44	(4)	1	—
Foreign currency swaps	18	203	—	1
Total	$66	$207	$5	$2
Three Months Ended March 31, 2016
Interest rate swaps	$187	$10	$3	$(1)
Interest rate forwards	5	—	1	—
Foreign currency swaps	133	325	—	(2)
Total	$325	$335	$4	$(3)
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2017, the Company expected to reclassify $10 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.9 billion and $8.0 billion at March 31, 2017 and December 31, 2016, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2017 and December 31, 2016, the Company would have received $123 million and $111 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$229	2.5	$1	$229	2.7
Credit default swaps referencing indices	33	1,992	3.4	32	2,093	3.5
Subtotal	35	2,221	3.3	33	2,322	3.4
Baa
Single name credit default swaps (3)	4	583	2.1	3	563	2.2
Credit default swaps referencing indices	67	4,684	5.4	61	4,730	5.1
Subtotal	71	5,267	5.0	64	5,293	4.8
Ba
Single name credit default swaps (3)	(1)	115	3.9	(2)	115	4.2
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(1)	115	3.9	(2)	115	4.2
B
Single name credit default swaps (3)	1	70	1.5	—	70	1.8
Credit default swaps referencing indices	17	220	5.2	16	225	5.0
Subtotal	18	290	4.3	16	295	4.2
Total	$123	$7,893	4.5	$111	$8,025	4.4
__________________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Global Ratings (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.

(3)	Single name credit default swaps may be referenced to the credit of corporations, foreign governments, or state and political subdivisions.
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.9 billion and $8.0 billion from the table above were $217 million and $30 million at March 31, 2017 and December 31, 2016, respectively.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (1)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,356	$2,939	$7,926	$3,349
OTC-cleared (1), (6)	122	204	905	611
Exchange-traded	5	2	13	—
Total gross estimated fair value of derivatives (1)	7,483	3,145	8,844	3,960
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	7,483	3,145	8,844	3,960
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,453)	(2,453)	(2,737)	(2,737)
OTC-cleared	(24)	(24)	(391)	(391)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,184)	—	(3,418)	—
OTC-cleared	(85)	(170)	(497)	(217)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,653)	(480)	(1,560)	(609)
OTC-cleared	—	(8)	—	—
Exchange-traded	—	(2)	—	—
Net amount after application of master netting agreements and collateral	$84	$8	$241	$6
__________________

(1)
At March 31, 2017 and December 31, 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $105 million and $116 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($58) million and ($36) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2017 and December 31, 2016, the Company received excess cash collateral of $106 million and $77 million, respectively, and provided excess cash collateral of $0 and $9 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $31 million and $21 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $73 million and $75 million, respectively, for its OTC-bilateral derivatives, and $403 million and $531 million, respectively, for its OTC-cleared derivatives, and $90 million and $116 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 3, 2017, the CME amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. See Note 1 for further information on the CME amendments.

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

	March 31, 2017			December 31, 2016
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$486	$—	$486	$612	$—	$612
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$533	$—	$533	$684	$—	$684
Cash	$—	$—	$—	$—	$—	$—
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength or credit rating, as applicable	$—	$—	$—	$—	$—	$—
Downgrade in financial strength or credit rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—	$—	$—	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2017	December 31, 2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$—	$460
Options embedded in debt or equity securities	Investments	(128)	(78)
Embedded derivatives within asset host contracts		$(128)	$382
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$51	$169
Assumed guaranteed minimum benefits	Policyholder account balances	3	390
Funds withheld on ceded reinsurance	Other liabilities	805	777
Fixed annuities with equity indexed returns	Policyholder account balances	31	17
Embedded derivatives within liability host contracts		$890	$1,353
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net derivative gains (losses) (1), (2)	$375	$(476)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($12) million and $41 million for the three months ended March 31, 2017 and 2016, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $0 and ($19) million for the three months ended March 31, 2017 and 2016, respectively.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$51,754	$4,277	$56,031
U.S. government and agency	17,760	18,293	—	36,053
Foreign corporate	—	20,504	3,771	24,275
RMBS	5	20,708	3,827	24,540
ABS	—	6,642	1,066	7,708
State and political subdivision	—	7,143	—	7,143
CMBS	—	5,160	74	5,234
Foreign government	—	4,134	18	4,152
Total fixed maturity securities	17,765	134,338	13,033	165,136
Equity securities	430	982	430	1,842
Short-term investments	4,053	2,058	775	6,886
Residential mortgage loans — FVO	—	—	639	639
Derivative assets: (1)
Interest rate	2	4,620	6	4,628
Foreign currency exchange rate	—	2,350	—	2,350
Credit	—	100	31	131
Equity market	3	161	105	269
Total derivative assets	5	7,231	142	7,378
Embedded derivatives within asset host contracts (3)	—	—	—	—
Separate account assets (3)	27,674	106,931	1,192	135,797
Total assets	$49,927	$251,540	$16,211	$317,678
Liabilities
Derivative liabilities: (1)
Interest rate	$1	$386	$351	$738
Foreign currency exchange rate	—	1,782	2	1,784
Credit	—	11	—	11
Equity market	1	456	213	670
Total derivative liabilities	2	2,635	566	3,203
Embedded derivatives within liability host contracts (2)	—	—	890	890
Long-term debt	—	—	61	61
Separate account liabilities (3)	1	11	8	20
Total liabilities	$3	$2,646	$1,525	$4,174

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$51,303	$4,855	$56,158
U.S. government and agency	17,597	18,018	—	35,615
Foreign corporate	—	20,373	3,984	24,357
RMBS	—	19,719	3,698	23,417
ABS	—	6,745	759	7,504
State and political subdivision	—	7,126	10	7,136
CMBS	—	4,851	84	4,935
Foreign government	—	3,977	21	3,998
Total fixed maturity securities	17,597	132,112	13,411	163,120
Equity securities	408	1,011	420	1,839
Short-term investments	2,945	1,720	25	4,690
Residential mortgage loans — FVO	—	—	566	566
Derivative assets: (1)
Interest rate	3	5,489	2	5,494
Foreign currency exchange rate	—	2,763	—	2,763
Credit	—	101	30	131
Equity market	10	226	104	340
Total derivative assets	13	8,579	136	8,728
Embedded derivatives within asset host contracts (2)	—	—	460	460
Separate account assets (3)	27,633	105,055	1,148	133,836
Total assets	$48,596	$248,477	$16,166	$313,239
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$917	$500	$1,417
Foreign currency exchange rate	—	1,902	2	1,904
Credit	—	14	—	14
Equity market	—	468	193	661
Total derivative liabilities	—	3,301	695	3,996
Embedded derivatives within liability host contracts (3)	—	—	1,353	1,353
Long-term debt	—	—	74	74
Separate account liabilities (3)	—	16	7	23
Total liabilities	$—	$3,317	$2,129	$5,446
__________________

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

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At March 31, 2017 and December 31, 2016, debt and equity securities also included embedded derivatives of ($128) million and ($78) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 5% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2017.
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
Securities, Short-term Investments and Long-term Debt
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.

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
The estimated fair value of long-term debt is determined on a basis consistent with the methodologies described herein for securities.
The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer rating	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	Privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. government and agency, State and political subdivision and Foreign government securities
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotes	•	credit spreads
	•	comparable securities that are actively traded
Structured Securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates; debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type; structure of the security; vintage of the loans
• payment terms of the underlying assets
• payment priority within the tranche; deal performance

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Instrument	Level 2 Observable Inputs	Level 3 Unobservable Inputs
Equity Securities
	Valuation Approaches: Principally the market approach.	Valuation Approaches: Principally the market and income approaches.
	Key Input:	Key Inputs:
	• quoted prices in markets that are not considered active	• credit ratings; issuance structures
• quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• independent non-binding broker quotations
Short-term investments
•
Short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and observable inputs used in their valuation are also similar to those described above.
•
Short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above.

Residential mortgage loans — FVO
	• N/A	Valuation Approaches: Principally the market approach.
Valuation Techniques: Matrix pricing or other similar techniques.
Key Inputs:
• Inputs that are unobservable or cannot be derived principally from, or corroborated by, observable market data
Separate Account Assets and Separate Account Liabilities (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
	Key Input:	• N/A
• quoted prices or reported Net Asset value (“NAV”) provided by the fund managers
Other limited partnership interests
	• N/A	Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
• liquidity; bid/ask spreads; performance record of the fund manager
• other relevant variables that may impact the exit value of the particular partnership interest
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments and Long-term Debt” and “— Derivatives — Freestanding Derivatives.”

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
Freestanding Derivatives
Level 2 Valuation Approaches and Key Inputs:
This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3.
Level 3 Valuation Approaches and Key Inputs:
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Investments — Securities, Short-term Investments and Long-term Debt.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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
Level 3 Valuation Approaches and Key Inputs:
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at March 31, 2017 and December 31, 2016, there were no transfers between Levels 1 and 2.
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

					March 31, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	18	-	144	107	18	-	138	106	Increase
	•	Market pricing	•	Quoted prices (4)	38	-	627	123	25	-	700	117	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	19	-	163	92	19	-	137	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	22	-	106	100	20	-	106	99	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	98	-	101	100	98	-	100	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	200	-	300		200	-	300		Increase (7)
			•	Repurchase rates (8)	(14)	-	15		(44)	-	18		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(21)	-	12		50	-	236		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	98		97	-	98		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	10%	-	33%		14%	-	32%		Increase (7)
			•	Correlation (12)	70%	-	70%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	0.55%		0.04%	-	0.57%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(5)
Changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

(6)
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

(7)	Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(8)	Ranges represent different repurchase rates utilized as components within the valuation methodology and are presented in basis points.

(9)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(10)	At both March 31, 2017 and December 31, 2016, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

(11)
Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(12)
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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments
	(In millions)
Three Months Ended March 31, 2017
Balance, beginning of period	$8,839	$—	$4,541	$10	$21	$420	$25
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	—	31	—	—	(10)	—
Total realized/unrealized gains (losses) included in AOCI	103	—	29	—	—	19	—
Purchases (4)	603	—	872	—	4	1	773
Sales (4)	(334)	—	(343)	—	—	—	(2)
Issuances (4)	—	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—	—
Transfers into Level 3 (5)	52	—	23	—	—	—	—
Transfers out of Level 3 (5)	(1,215)	—	(186)	(10)	(7)	—	(21)
Balance, end of period	$8,048	$—	$4,967	$—	$18	$430	$775
Three Months Ended March 31, 2016
Balance, beginning of period	$8,282	$—	$4,416	$33	$275	$328	$200
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(12)	—	25	—	—	(26)	—
Total realized/unrealized gains (losses) included in AOCI	317	8	(29)	—	—	45	—
Purchases (4)	266	—	628	—	—	5	—
Sales (4)	(122)	—	(224)	—	—	(1)	(198)
Issuances (4)	—	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—	—
Transfers into Level 3 (5)	297	160	—	—	—	282	—
Transfers out of Level 3 (5)	(799)	—	(437)	(5)	(112)	(195)	(2)
Balance, end of period	$8,229	$168	$4,379	$28	$163	$438	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (6)	$1	$—	$23	$—	$—	$(10)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (6)	$(12)	$—	$24	$—	$—	$(26)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Long-term Debt
	(In millions)
Three Months Ended March 31, 2017
Balance, beginning of period	$566	$(559)	$(893)	$1,141	$(74)
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(3)	(2)	391	(24)	—
Total realized/unrealized gains (losses) included in AOCI	—	44	—	—	—
Purchases (4)	135	—	—	136	—
Sales (4)	(33)	—	—	(42)	—
Issuances (4)	—	—	—	39	—
Settlements (4)	(26)	93	(388)	(33)	13
Transfers into Level 3 (5)	—	—	—	69	—
Transfers out of Level 3 (5)	—	—	—	(102)	—
Balance, end of period	$639	$(424)	$(890)	$1,184	$(61)
Three Months Ended March 31, 2016
Balance, beginning of period	$314	$(23)	$186	$1,520	$(36)
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	10	(2)	(462)	33	—
Total realized/unrealized gains (losses) included in AOCI	—	5	—	—	—
Purchases (4)	80	6	—	54	—
Sales (4)	(5)	—	—	(160)	—
Issuances (4)	—	—	—	—	—
Settlements (4)	(7)	(19)	(50)	—	1
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	(124)	—
Balance, end of period	$392	$(33)	$(326)	$1,323	$(35)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (6)	$(3)	$(10)	$391	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2016 (6)	$10	$(1)	$(459)	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)
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

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(5)
Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(6)
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

	March 31, 2017	December 31, 2016
	(In millions)
Unpaid principal balance	$883	$794
Difference between estimated fair value and unpaid principal balance	(244)	(228)
Carrying value at estimated fair value	$639	$566
Loans in nonaccrual status	$232	$214
Loans more than 90 days past due	$144	$137
Loans in nonaccrual status or more than 90 days past due, or both - difference between aggregate estimated fair value and unpaid principal balance	$(162)	$(150)
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	Long-term Debt
	March 31, 2017	December 31, 2016
	(In millions)
Contractual principal balance	$58	$71
Difference between estimated fair value and contractual principal balance	3	3
Carrying value at estimated fair value (1)	$61	$74
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$56,857	$—	$—	$58,144	$58,144
Policy loans	$5,952	$—	$257	$6,710	$6,967
Real estate joint ventures	$3	$—	$—	$24	$24
Other limited partnership interests	$302	$—	$—	$293	$293
Other invested assets	$2,262	$—	$2,140	$155	$2,295
Premiums, reinsurance and other receivables	$15,121	$—	$643	$15,382	$16,025
Liabilities
Policyholder account balances	$74,009	$—	$—	$74,868	$74,868
Long-term debt	$1,504	$—	$1,777	$—	$1,777
Other liabilities	$15,099	$—	$1,515	$13,646	$15,161
Separate account liabilities	$66,265	$—	$66,265	$—	$66,265

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,994	$—	$—	$57,171	$57,171
Policy loans	$5,945	$—	$258	$6,695	$6,953
Real estate joint ventures	$4	$—	$—	$26	$26
Other limited partnership interests	$336	$—	$—	$362	$362
Other invested assets	$2,263	$—	$2,151	$151	$2,302
Premiums, reinsurance and other receivables	$14,888	$—	$368	$15,421	$15,789
Liabilities
Policyholder account balances	$72,944	$—	$—	$74,052	$74,052
Long-term debt	$1,503	$—	$1,755	$—	$1,755
Other liabilities	$14,731	$—	$894	$13,920	$14,814
Separate account liabilities	$65,545	$—	$65,545	$—	$65,545
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, was as follows:

	Three Months Ended March 31, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,592	$1,459	$(67)	$(1,865)	$3,119
OCI before reclassifications	787	66	(33)	—	820
Deferred income tax benefit (expense)	(264)	(23)	8	—	(279)
AOCI before reclassifications, net of income tax	4,115	1,502	(92)	(1,865)	3,660
Amounts reclassified from AOCI	126	(212)	—	41	(45)
Deferred income tax benefit (expense)	(42)	74	—	(14)	18
Amounts reclassified from AOCI, net of income tax	84	(138)	—	27	(27)
Balance, end of period	$4,199	$1,364	$(92)	$(1,838)	$3,633

	Three Months Ended March 31, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,337	$1,436	$(74)	$(2,014)	$2,685
OCI before reclassifications	3,552	325	(3)	—	3,874
Deferred income tax benefit (expense)	(1,237)	(114)	5	—	(1,346)
AOCI before reclassifications, net of income tax	5,652	1,647	(72)	(2,014)	5,213
Amounts reclassified from AOCI	222	(339)	—	49	(68)
Deferred income tax benefit (expense)	(77)	119	—	(18)	24
Amounts reclassified from AOCI, net of income tax	145	(220)	—	31	(44)
Balance, end of period	$5,797	$1,427	$(72)	$(1,983)	$5,169
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$28	$(195)	Net investment gains (losses)
Net unrealized investment gains (losses)	3	2	Net investment income
Net unrealized investment gains (losses)	(157)	(29)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(126)	(222)
Income tax (expense) benefit	42	77
Net unrealized investment gains (losses), net of income tax	(84)	(145)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	8	10	Net derivative gains (losses)
Interest rate swaps	4	3	Net investment income
Interest rate forwards	(4)	—	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Foreign currency swaps	203	325	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	212	339
Income tax (expense) benefit	(74)	(119)
Gains (losses) on cash flow hedges, net of income tax	138	220
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(45)	(51)
Amortization of prior service (costs) credit	4	2
Amortization of defined benefit plan items, before income tax	(41)	(49)
Income tax (expense) benefit	14	18
Amortization of defined benefit plan items, net of income tax	(27)	(31)
Total reclassifications, net of income tax	$27	$44
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Compensation	$535	$546
Pension, postretirement and postemployment benefit costs	46	87
Commissions	129	162
Volume-related costs	54	60
Affiliated expenses on ceded and assumed reinsurance	152	173
Capitalization of DAC	(23)	(115)
Amortization of DAC and VOBA	137	145
Interest expense on debt	26	28
Premium taxes, licenses and fees	94	96
Professional services	238	227
Rent and related expenses, net of sublease income	31	32
Other	(105)	(28)
Total other expenses	$1,314	$1,413
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Employee Benefit Plans (continued)

The components of net periodic benefit costs were as follows:

	Three Months Ended March 31,
	2017		2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$40	$1	$53	$2
Interest costs	99	13	107	21
Curtailment costs (1)	—	—	—	30
Expected return on plan assets	(121)	(14)	(125)	(18)
Amortization of net actuarial (gains) losses	45	—	49	2
Amortization of prior service costs (credit)	—	(4)	—	(2)
Allocated to affiliates	(9)	—	(18)	(11)
Net periodic benefit costs (credit)	$54	$(4)	$66	$24
__________________

(1)
During the three months ended March 31, 2016, the Company recognized curtailment charges on certain postretirement benefit plans in connection with the sale to MassMutual of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc.

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
Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will view the relevant evidence and applicable law.
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2017. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2017, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $275 million.
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
As reported in the 2016 Annual Report, Metropolitan Life Insurance Company received approximately 4,146 asbestos-related claims in 2016. During the three months ended March 31, 2017 and 2016, Metropolitan Life Insurance Company received approximately 1,104 and 1,386 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2017.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised Metropolitan Life Insurance Company that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted Metropolitan Life Insurance Company (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. The EPA is requesting payment of an amount under $1 million from Metropolitan Life Insurance Company and such third party for past costs and an additional amount for future environmental testing costs at the Chemform Site. In September 2012, the EPA, Metropolitan Life Insurance Company and the third party executed an Administrative Order on Consent under which Metropolitan Life Insurance Company and the third party have agreed to be responsible for certain environmental testing at the Chemform Site. The Company estimates that its costs for the environmental testing will not exceed $100 thousand. The September 2012 Administrative Order on Consent does not resolve the EPA’s claim for past clean-up costs. The EPA may seek additional costs if the environmental testing identifies issues. The Company estimates that the aggregate cost to resolve this matter will not exceed $1 million.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on Metropolitan Life Insurance Company’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to Metropolitan Life Insurance Company’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. On April 12, 2017, the court granted Metropolitan Life Insurance Company’s motion, dismissing the action with prejudice. On April 21, 2017, plaintiff appealed this ruling.
Miller, et al. v. MetLife Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiff filed this putative class action against MetLife, Inc. and Metropolitan Life Insurance Company purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy for a Group Variable Universal Life (GVUL) policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiff seeks unspecified compensatory and punitive damages, as well as other relief. The Company intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.9 billion at both March 31, 2017 and December 31, 2016.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $3.6 billion and $4.2 billion at March 31, 2017 and December 31, 2016, respectively.

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
The Company’s recorded liabilities were $5 million at both March 31, 2017 and December 31, 2016, for indemnities, guarantees and commitments.
12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $589 million and $520 million for the three months ended March 31, 2017 and 2016, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $31 million and $32 million for the three months ended March 31, 2017 and 2016, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $29 million and $35 million for the three months ended March 31, 2017 and 2016, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $336 million and $342 million for the three months ended March 31, 2017 and 2016, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $244 million and $165 million at March 31, 2017 and December 31, 2016, respectively.
See Notes 5 and 10 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including Brighthouse Insurance, Brighthouse NY, MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, Metropolitan Tower Life Insurance Company, NELICO and General American Life Insurance Company, all of which are related parties.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Premiums
Reinsurance assumed	$86	$183
Reinsurance ceded	(36)	(13)
Net premiums	$50	$170
Universal life and investment-type product policy fees
Reinsurance assumed	$13	$16
Reinsurance ceded	(5)	(36)
Net universal life and investment-type product policy fees	$8	$(20)
Other revenues
Reinsurance assumed	$23	$(4)
Reinsurance ceded	142	135
Net other revenues	$165	$131
Policyholder benefits and claims
Reinsurance assumed	$60	$144
Reinsurance ceded	(33)	(14)
Net policyholder benefits and claims	$27	$130
Interest credited to policyholder account balances
Reinsurance assumed	$13	$8
Reinsurance ceded	(3)	(23)
Net interest credited to policyholder account balances	$10	$(15)
Other expenses
Reinsurance assumed	$1	$65
Reinsurance ceded	153	109
Net other expenses	$154	$174

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	March 31, 2017		December 31, 2016
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$82	$12,742	$229	$13,334
Deferred policy acquisition costs and value of business acquired	—	(181)	38	(198)
Total assets	$82	$12,561	$267	$13,136
Liabilities
Future policy benefits	$581	$(3)	$663	$(4)
Policyholder account balances	173	—	563	—
Other policy-related balances	163	17	212	18
Other liabilities	1,956	12,928	1,853	13,065
Total liabilities	$2,873	$12,942	$3,291	$13,079
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $11 million and $10 million at March 31, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($2) million and ($9) million for the three months ended March 31, 2017 and 2016, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $0 and $460 million at March 31, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $2 million and $115 million for the three months ended March 31, 2017 and 2016, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $794 million and $767 million at March 31, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivative were ($27) million and ($268) million for the three months ended March 31, 2017 and 2016, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $3 million and $390 million at March 31, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $262 million and ($48) million for the three months ended March 31, 2017 and 2016, respectively.
In January 2017, Brighthouse NY and NELICO recaptured risks related to certain variable annuities, including guaranteed minimum benefits, reinsured by the Company. This recapture resulted in a decrease in cash and cash equivalents of $34 million, a decrease in premiums, reinsurance and other receivables of $77 million, a decrease in future policy benefits of $79 million, a decrease in policyholder account balances of $387 million and an increase in other liabilities of $76 million. For the three months ended March 31, 2017, the Company recognized a gain of $178 million, net of income tax, as a result of this transaction.
In January 2017, the Company recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities reinsured by Brighthouse Insurance. This recapture resulted in an increase in investments and cash and cash equivalents of $568 million and a decrease in premiums, reinsurance and other receivables of $565 million. For the three months ended March 31, 2017, the Company recognized a gain of $2 million, net of income tax, as a result of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Business
Overview
MLIC is a provider of life insurance, annuities, employee benefits and asset management to both individuals and groups. MLIC is organized into two segments: U.S. and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Other Key Information — Segment Information” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — Significant Events” for information on MetLife, Inc.’s plan to pursue the separation of a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”). Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Other Key Information
Segment Information
As previously announced, in the third quarter of 2016, MetLife reorganized its businesses in anticipation of the proposed Separation. Prior period results have been revised in connection with the reorganization and did not have an impact on total consolidated net income or operating earnings. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments.
Significant Events
In December 2016, MLIC distributed to MetLife, Inc., as a non-cash extraordinary dividend, all of the issued and outstanding shares of common stock of each of New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”). See “— Results of Operations” and Note 3 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for further information.

On January 12, 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it as “Brighthouse Financial.”
On October 5, 2016, Brighthouse Financial, Inc., a subsidiary of MetLife, Inc. (“Brighthouse”), filed a registration statement on Form 10 (the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”). On December 6, 2016 and on April 18, 2017, Brighthouse filed amendments to its registration statement on Form 10 with the SEC. The information statement filed as an exhibit to the Form 10 disclosed that MetLife, Inc. intends to include Brighthouse Life Insurance Company (formerly, MetLife Insurance Company USA) (“Brighthouse Insurance”), NELICO, a former wholly-owned subsidiary of Metropolitan Life Insurance Company, Brighthouse Life Insurance Company of NY (formerly, First MetLife Investors Insurance Company) (“Brighthouse NY”), Brighthouse Investment Advisers, LLC (formerly, MetLife Advisers, LLC) and certain captive reinsurance companies in the proposed separated business and distribute at least 80.1% of the shares of Brighthouse’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock.
Effective April 28, 2017, following receipt of applicable regulatory approvals, MetLife contributed certain captive reinsurance companies to Brighthouse Insurance, which were then merged into a newly-formed captive reinsurance company that is wholly-owned by Brighthouse Insurance.
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
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the U.S. District Court for the District of Columbia (the “D.C. District Court”) ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia, and oral argument was heard on October 24, 2016. In a Presidential Memorandum for the Secretary of the Treasury dated April 21, 2017, President Trump directed the Secretary of the Treasury to review the FSOC SIFI designation process for transparency, due process and other factors, and, pending the completion of the review and submission of the Secretary’s recommendations, to refrain from voting for any non-emergency designations. The Secretary’s review and report are due by October 18, 2017. On April 24, 2017, MetLife requested that the Court issue an order holding the appeal in abeyance pending the upcoming determination of the Secretary of the Treasury, and on May 4, 2017, while the FSOC did not take a position on MetLife’s motion, it requested that the Court refrain from action for 60 days to allow for additional deliberation among FSOC members. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included in the 2016 Annual Report.

Regulatory Developments
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of the states of domicile of our U.S. insurance companies. Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). If MetLife, Inc. were re-designated as a non-bank SIFI, it could also be subject to regulation by the Federal Reserve and the FDIC and, as a subsidiary of MetLife, Inc., we could be affected by such regulation. We may also be affected by any additional capital requirements to which MetLife, Inc. may become subject as a global systemically important insurer. See “Business — Regulation,” “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades. However, President Trump and the majority party have expressed goals to amend Dodd-Frank. See “Business — Regulation — Insurance Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2016 Annual Report for a discussion of Dodd-Frank.
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), among others. DOL regulations which become effective on June 9, 2017 will broaden circumstances under which we may be deemed fiduciaries under ERISA in providing investment advice, increasing our potential exposure to fiduciary liabilities. Regulations that apply more onerous disclosure requirements and increase fiduciary requirements also become effective on January 1, 2018. On February 3, 2017 President Trump asked the DOL to update its analysis of the impact of the new regulations and possibly propose new regulations. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2016 Annual Report.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
See “— Overview — Other Key Information — Significant Events” above for recent developments concerning FSOC’s appeal of the D.C. District Court’s order that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.
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

Results of Operations
Consolidated Results
Business Overview. Overall sales for the three months ended March 31, 2017 increased over prior period levels reflecting an increase in sales from our U.S. segment, which was primarily driven by a 29% increase in sales from our Group Benefits business, as well as sales of stable value products and funding agreement issuances, in our Retirement and Income Solutions business. In our MetLife Holdings segment, the U.S. Retail Advisor Force Divestiture and the proposed Separation negatively impacted sales.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Revenues
Premiums	$5,181	$5,241
Universal life and investment-type product policy fees	588	642
Net investment income	2,672	2,703
Other revenues	398	361
Net investment gains (losses)	(43)	(236)
Net derivative gains (losses)	(151)	83
Total revenues	8,645	8,794
Expenses
Policyholder benefits and claims and policyholder dividends	6,116	6,227
Interest credited to policyholder account balances	542	556
Capitalization of DAC	(23)	(115)
Amortization of DAC and VOBA	137	145
Interest expense on debt	26	28
Other expenses	1,174	1,355
Total expenses	7,972	8,196
Income (loss) before provision for income tax	673	598
Provision for income tax expense (benefit)	122	102
Net income (loss)	551	496
Less: Net income (loss) attributable to noncontrolling interests	1	—
Net income (loss) attributable to Metropolitan Life Insurance Company	$550	$496
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
During the three months ended March 31, 2017, income (loss) before provision for income tax increased $75 million ($55 million, net of income tax) from the prior period primarily driven by favorable changes in net investment gains (losses) and operating earnings, partially offset by an unfavorable change in net derivative gains (losses). As previously mentioned, MLIC distributed to MetLife, Inc., as a non-cash extraordinary dividend, all of the issued and outstanding shares of common stock of each of NELICO and GALIC. This transaction resulted in a slight increase in net income for the three months ended March 31, 2017 as compared to the prior period.

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
We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. A small portion of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings. During the first quarter of 2017, we began restructuring certain derivative hedges to partially stabilize volatility from nonqualified interest rate derivatives and to help meet prospective dividend objectives under varying interest rate scenarios. The restructuring of the hedge program is substantially complete in meeting our initial objectives. As part of this restructuring, we replaced certain nonqualified derivatives with derivatives that qualify for hedge accounting treatment. In addition, we also entered into replication transactions using interest rate swaps, which are accounted for at amortized cost under statutory guidelines and are nonqualified derivatives under GAAP. We actively evaluate market risk hedging needs and strategies to ensure our capital objectives are met under a range of market conditions.
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

	Three Months Ended March 31,
	2017	2016
	(In millions)
Non-VA program derivatives
Interest rate	$(113)	$587
Foreign currency exchange rate	(170)	(202)
Credit	33	5
Equity	9	3
Non-VA embedded derivatives	(56)	(347)
Total non-VA program derivatives	(297)	46
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	207	(202)
Nonperformance risk adjustment	(12)	41
Other risks	233	(83)
Total	428	(244)
Embedded derivatives - ceded reinsurance:
Market and other risks	3	134
Nonperformance risk adjustment	—	(19)
Total	3	115
Freestanding derivatives hedging direct and assumed embedded derivatives	(285)	166
Total VA program derivatives	146	37
Net derivative gains (losses)	$(151)	$83
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $343 million ($223 million, net of income tax). This was primarily due to long-term interest rates increasing in the current period versus decreasing in the prior period, unfavorably impacting receive-fixed interest rate swaps, interest rate floors and interest rate swaptions, primarily hedging long duration liability portfolios. These unfavorable changes were partially offset by a change in the value of the underlying assets favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of the freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $109 million ($71 million, net of income tax). This was due to a favorable change of $143 million ($93 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $34 million ($22 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing favorable change of $143 million ($93 million, net of income tax) was primarily driven by changes in market factors and other risks.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate increased 5 basis points in the current period and decreased 48 basis points in the prior period.

•
Key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the Standard & Poor’s Global Ratings 500 Index increased 6% in the current period and increased 1% in the prior period.

The primary changes in other risks are summarized as follows:

•	Impacts due to variable annuity reinsurance recaptures, which became effective in the first quarter of 2017;

•	A decrease in the risk margin adjustment, measuring policyholder behavior risks, which was affected by market and interest rate changes; and

•	The impacts of the cross effect of capital market changes and the mismatch of fund performance between actual and modeled funds; partially offset by

•	A combination of other factors, which were affected by the second quarter 2016 actuarial assumption update, including reserve changes influenced by benefit features and actual policyholder behavior.
We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The unfavorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $53 million ($34 million, net of income tax) was primarily due to an unfavorable change of $31 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and an unfavorable change of $22 million, before income tax, related to changes in our own credit spread. The favorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $19 million ($12 million, net of income tax) was due to a favorable change of $4 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $15 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $193 million ($125 million, net of income tax) primarily reflects higher gains on sales of fixed maturity securities and lower impairments of fixed maturity and equity securities.

Taxes. Income tax expense for the three months ended March 31, 2017 was $122 million, or 18% of income (loss) before provision for income tax, compared with $102 million, or 17% of income (loss) before provision for income tax, for the three months ended March 31, 2016. The Company’s effective tax rates differ from the U.S. statutory rate of 35% typically due to non-taxable investment income, and tax credits for low income housing.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings increased $95 million, net of income tax, to $773 million, net of income tax, for the three months ended March 31, 2017 from $678 million, net of income tax, for the three months ended March 31, 2016.
Reconciliation of net income (loss) to operating earnings

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net income (loss)	$551	$496
Less: Net investment gains (losses)	(43)	(236)
Less: Net derivative gains (losses)	(151)	83
Less: Other adjustments to net income (1)	(147)	(127)
Less: Provision for income tax (expense) benefit	119	98
Operating earnings	$773	$678
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of revenues to operating revenues and expenses to operating expenses

	Three Months Ended March 31,
	2017	2016
	(In millions)
Total revenues	$8,645	$8,794
Less: Net investment gains (losses)	(43)	(236)
Less: Net derivative gains (losses)	(151)	83
Less: Other adjustments to revenues (1)	(94)	(107)
Total operating revenues	$8,933	$9,054
Total expenses	$7,972	$8,196
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	2	(27)
Less: Other adjustments to expenses (1)	51	47
Total operating expenses	$7,919	$8,176
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results — Operating
Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
As previously mentioned, MLIC transferred the issued and outstanding shares of NELICO and GALIC’s common stock to MetLife, Inc. in the form of a non-cash extraordinary dividend. This transaction resulted in a $28 million decrease in operating earnings as compared to the prior period and is excluded from the discussion below.
Business Growth. A slight increase in net investment income was due to positive net flows, primarily as a result of growth in the investment portfolio of our U.S. segment, largely offset by a reduced asset base in our MetLife Holdings segment, primarily the result of the recapture of two assumed single-premium deferred annuity reinsurance agreements by affiliates. Consistent with the growth in average invested assets from increased premiums in our U.S. segment, interest credited on long-duration contracts increased. Operating earnings also decreased due to higher DAC amortization. In addition, improved results from our start-up operations increased operating earnings. The combined impact of the items discussed above decreased operating earnings by $13 million.
Market Factors. Market factors, including low interest rates, volatile equity markets, and foreign currency exchange rate fluctuations, continued to impact our investment yields; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were positively affected by higher income on other limited partnership interests, driven by improvements in equity market performance and higher income on derivatives. These increases in net investment income were partially offset by lower prepayments fees and decreased mortgage loan yields. Additionally, lower investment earnings on our securities lending program resulted primarily from lower margins due to the impact of a flatter yield curve. In our MetLife Holdings segment, an increase in our average separate account balances resulted in higher asset-based fees. The changes in market factors discussed above resulted in a $94 million increase in operating earnings.
Underwriting. Operating earnings increased slightly as favorable morbidity in our U.S. segment was largely offset by unfavorable morbidity and mortality in our MetLife Holdings segment and unfavorable mortality in our U.S. segment.
Expenses. A slight increase in expenses was primarily due to expenses incurred related to the guaranty fund assessment for Penn Treaty Network America Insurance Company and an increase in costs associated with corporate initiatives and projects, including expenses associated with the Company’s unit cost initiative, partially offset by lower costs as a result of the U.S. Retail Advisor Force Divestiture in our MetLife Holdings segment.
Other. In connection with the proposed Separation, annuities reinsurance activity with affiliates increased operating earnings by $42 million. This favorable impact was primarily due to the recapture in 2016 of certain single-premium deferred annuities and the elimination of interest credited payments on the related reinsurance payable, as well as lower DAC amortization. This increase was also due to the recapture and novation, in the current period, of assumed and ceded agreements with affiliates covering certain variable annuity business.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2016 Annual Report; and (ii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2016 Annual Report, Metropolitan Life Insurance Company received approximately 4,146 asbestos-related claims in 2016. During the three months ended March 31, 2017 and 2016, Metropolitan Life Insurance Company received approximately 1,104 and 1,386 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2017.
Other Litigation
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on Metropolitan Life Insurance Company’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to Metropolitan Life Insurance Company’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. On April 12, 2017 the court granted Metropolitan Life Insurance Company’s motion, dismissing the action with prejudice. On April 21, 2017, plaintiff appealed this ruling.
Miller, et al. v. MetLife, Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiff filed this putative class action against MetLife, Inc. and Metropolitan Life Insurance Company purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy for a Group Variable Universal Life (GVUL) policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiff seeks unspecified compensatory and punitive damages, as well as other relief. The Company intends to defend this action vigorously.
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
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2016 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2016 Annual Report.

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
Date: May 10, 2017

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