Form 10-Q
period 2017-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2017-08-09
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 9, 2017, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2017 (Unaudited) and December 31, 2016 and for the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited))
	Interim Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Interim Condensed Consolidated Statements of Equity	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	7
	Note 2 — Segment Information	10
	Note 3 — Insurance	17
	Note 4 — Closed Block	19
	Note 5 — Investments	21
	Note 6 — Derivatives	35
	Note 7 — Fair Value	50
	Note 8 — Equity	68
	Note 9 — Other Expenses	71
	Note 10 — Employee Benefit Plans	71
	Note 11 — Contingencies, Commitments and Guarantees	72
	Note 12 — Related Party Transactions	78
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	82
Item 4.	Controls and Procedures	94

Part II — Other Information
Item 1.	Legal Proceedings	95
Item 1A.	Risk Factors	96
Item 6.	Exhibits	97

Signatures		98

Exhibit Index		E - 1

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of MLIC. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company's filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult conditions in the global capital markets; (2) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate market-related revenue and finance statutory reserve requirements; (3) exposure to global financial and capital market risks; (4) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services; (5) adverse results or other consequences from litigation, arbitration or regulatory investigations; (6) impact on us of comprehensive financial services regulation reform, including potential regulation of MetLife, Inc. as a non-bank systemically important financial institution, or otherwise; (7) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, dispositions of businesses, entry into joint ventures, or legal entity reorganizations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses, and changes to investment valuations; (10) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements, or value of business acquired; (11) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (12) downgrades in our financial strength or credit ratings, or MetLife, Inc.’s credit ratings; (13) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (14) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (15) differences between actual claims experience and underwriting and reserving assumptions; (16) ineffectiveness of MetLife’s risk management policies and procedures; (17) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (18) changes in accounting standards, practices and/or policies; (19) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on MetLife’s disaster recovery systems, cyber- or other information security systems and management continuity planning; (20) any failure to protect the confidentiality of client information; and (21) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company's filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $155,872 and $155,141, respectively)	$167,142	$163,120
Equity securities available-for-sale, at estimated fair value (cost: $1,998 and $1,785, respectively)	2,079	1,839
Mortgage loans (net of valuation allowances of $272 and $267, respectively; includes $615 and $566, respectively, under the fair value option)	57,693	56,560
Policy loans	5,962	5,945
Real estate and real estate joint ventures (includes $1,110 and $1,124, respectively, relating to variable interest entities; includes $44 and $56, respectively, of real estate held-for-sale)	6,476	6,386
Other limited partnership interests (includes $13 and $14, respectively, relating to variable interest entities)	3,736	3,725
Short-term investments, principally at estimated fair value	4,212	4,690
Other invested assets (includes $38 and $39, respectively, relating to variable interest entities)	15,621	17,255
Total investments	262,921	259,520
Cash and cash equivalents, principally at estimated fair value	4,925	5,714
Accrued investment income	1,971	2,019
Premiums, reinsurance and other receivables (includes $5 and $6, respectively, relating to variable interest entities)	22,377	22,383
Deferred policy acquisition costs and value of business acquired	4,487	4,743
Current income tax recoverable	59	—
Other assets (includes $3 and $3, respectively, relating to variable interest entities)	4,491	4,346
Separate account assets	136,835	133,836
Total assets	$438,066	$432,561
Liabilities and Equity
Liabilities
Future policy benefits	$116,642	$115,556
Policyholder account balances	92,286	92,466
Other policy-related balances	6,450	6,731
Policyholder dividends payable	542	510
Policyholder dividend obligation	2,237	1,931
Payables for collateral under securities loaned and other transactions	21,700	20,815
Short-term debt	100	100
Long-term debt (includes $12 and $12, respectively, at estimated fair value, relating to variable interest entities)	1,561	1,589
Current income tax payable	—	50
Deferred income tax liability	3,018	2,503
Other liabilities	28,216	29,497
Separate account liabilities	136,835	133,836
Total liabilities	409,587	405,584
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,162	14,413
Retained earnings	9,246	9,250
Accumulated other comprehensive income (loss)	4,870	3,119
Total Metropolitan Life Insurance Company stockholder’s equity	28,283	26,787
Noncontrolling interests	196	190
Total equity	28,479	26,977
Total liabilities and equity	$438,066	$432,561
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Premiums	$5,787	$5,418	$10,968	$10,659
Universal life and investment-type product policy fees	562	648	1,150	1,290
Net investment income	2,623	2,776	5,295	5,479
Other revenues	379	371	777	732
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1)	(7)	(1)	(62)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	(4)	—	(4)
Other net investment gains (losses)	132	320	89	139
Total net investment gains (losses)	131	309	88	73
Net derivative gains (losses)	(140)	(440)	(291)	(357)
Total revenues	9,342	9,082	17,987	17,876
Expenses
Policyholder benefits and claims	6,409	6,206	12,244	12,122
Interest credited to policyholder account balances	551	559	1,093	1,115
Policyholder dividends	279	311	560	622
Other expenses	1,289	1,673	2,603	3,086
Total expenses	8,528	8,749	16,500	16,945
Income (loss) before provision for income tax	814	333	1,487	931
Provision for income tax expense (benefit)	166	7	288	109
Net income (loss)	648	326	1,199	822
Less: Net income (loss) attributable to noncontrolling interests	2	(2)	3	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$646	$328	$1,196	$824
Comprehensive income (loss)	$1,885	$2,002	$2,950	$4,982
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	2	(2)	3	(2)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,883	$2,004	$2,947	$4,984
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$5	$14,413	$9,250	$3,119	$26,787	$190	$26,977
Capital contributions from MetLife, Inc.		3			3		3
Returns of capital		(5)			(5)		(5)
Dividends paid to MetLife, Inc.			(1,200)		(1,200)		(1,200)
Purchase of operating joint venture interest from an affiliate (Note 5)		(249)			(249)		(249)
Change in equity of noncontrolling interests					—	3	3
Net income (loss)			1,196		1,196	3	1,199
Other comprehensive income (loss), net of income tax				1,751	1,751		1,751
Balance at June 30, 2017	$5	$14,162	$9,246	$4,870	$28,283	$196	$28,479

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$5	$14,444	$13,738	$2,685	$30,872	$372	$31,244
Capital contributions from MetLife, Inc.		2			2		2
Returns of capital		(40)			(40)		(40)
Tax deficiencies related to stock-based compensation		(11)			(11)		(11)
Dividends paid to MetLife, Inc.			(2,500)		(2,500)		(2,500)
Change in equity of noncontrolling interests					—	20	20
Net income (loss)			824		824	(2)	822
Other comprehensive income (loss), net of income tax				4,160	4,160		4,160
Balance at June 30, 2016	$5	$14,395	$12,062	$6,845	$33,307	$390	$33,697
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$1,915	$2,051
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	26,449	34,244
Equity securities	131	761
Mortgage loans	3,579	5,712
Real estate and real estate joint ventures	476	175
Other limited partnership interests	309	399
Purchases of:
Fixed maturity securities	(26,712)	(35,654)
Equity securities	(330)	(677)
Mortgage loans	(4,709)	(6,629)
Real estate and real estate joint ventures	(385)	(621)
Other limited partnership interests	(318)	(422)
Cash received in connection with freestanding derivatives	1,134	928
Cash paid in connection with freestanding derivatives	(1,569)	(1,217)
Net change in policy loans	(17)	81
Net change in short-term investments	602	70
Net change in other invested assets	(212)	(127)
Net change in property, equipment and leasehold improvements	(121)	(59)
Net cash provided by (used in) investing activities	(1,693)	(3,036)
Cash flows from financing activities
Policyholder account balances:
Deposits	35,346	28,014
Withdrawals	(35,963)	(27,225)
Net change in payables for collateral under securities loaned and other transactions	1,304	2,176
Long-term debt issued	—	11
Long-term debt repaid	(29)	(53)
Financing element on certain derivative instruments and other derivative related transactions, net	(219)	(83)
Dividends paid to MetLife, Inc.	(1,200)	(2,500)
Returns of capital	(5)	(40)
Return of capital associated with the purchase of operating joint venture interest from an affiliate (Note 5)	(249)	—
Other, net	4	7
Net cash provided by (used in) financing activities	(1,011)	307
Change in cash and cash equivalents	(789)	(678)
Cash and cash equivalents, beginning of period	5,714	4,651
Cash and cash equivalents, end of period	$4,925	$3,973
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$52	$56
Income tax	$819	$574
Non-cash transactions:
Capital contributions from MetLife, Inc.	$3	$2
Transfer of fixed maturity securities from affiliate	$292	$—
Transfer of fixed maturity securities to affiliates	$—	$3,435
Transfer of mortgage loans to affiliates	$—	$375
Deconsolidation of real estate joint venture:
Reduction of real estate and real estate joint ventures	$—	$109
Reduction of noncontrolling interests	$—	$109
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
Future Adoption of New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on purchased callable debt securities (Accounting Standards Update (“ASU”) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.) The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017- 05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently plans to apply this guidance retrospectively with a cumulative-effect adjustment as of January 1, 2018. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP; however, it will not impact the accounting for insurance and investment contracts within the scope of Financial Services insurance (Topic 944), leases, financial instruments and guarantees. For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. Given the scope of the new revenue recognition guidance, the Company does not expect the adoption to have a material impact on its consolidated revenues or statements of operations, with the Company’s implementation efforts primarily focused on other revenues. Other revenues on the consolidated statements of operations represents less than 5% of consolidated total revenues for the six months ended June 30, 2017.
2. Segment Information
As previously announced, in the third quarter of 2016, the Company reorganized its businesses into two segments: U.S. and MetLife Holdings, in anticipation of the Separation. In addition, the Company reports certain of its results of operations in Corporate & Other. Prior period results have been revised in connection with the reorganization and did not have an impact on total consolidated net income (loss) or operating earnings.
In January 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it as “Brighthouse Financial.” On June 29, 2017, MetLife, Inc. announced that its Board of Directors had approved the spin-off of its wholly-owned subsidiary, Brighthouse Financial, Inc. (“Brighthouse”). On July 6, 2017, MetLife, Inc. announced that the U.S. Securities and Exchange Commission (“SEC”) declared Brighthouse’s registration statement on Form 10 effective. Additionally, all required state regulatory approvals had been granted. On August 4, 2017, MetLife, Inc. distributed 96,776,670 of the 119,773,106 shares of Brighthouse common stock, representing approximately 80.8% of those shares, to holders of MetLife, Inc. common shares. On August 7, 2017, MetLife, Inc. announced that it has completed the spin-off of Brighthouse.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2017	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,936	$848	$3	$5,787	$—	$5,787
Universal life and investment-type product policy fees	249	289	—	538	24	562
Net investment income	1,528	1,227	(34)	2,721	(98)	2,623
Other revenues	193	36	150	379	—	379
Net investment gains (losses)	—	—	—	—	131	131
Net derivative gains (losses)	—	—	—	—	(140)	(140)
Total revenues	6,906	2,400	119	9,425	(83)	9,342
Expenses
Policyholder benefits and claims and policyholder dividends	5,165	1,471	1	6,637	51	6,688
Interest credited to policyholder account balances	355	197	—	552	(1)	551
Capitalization of DAC	(15)	(2)	—	(17)	—	(17)
Amortization of DAC and VOBA	14	112	—	126	(96)	30
Interest expense on debt	2	2	23	27	—	27
Other expenses	678	334	242	1,254	(5)	1,249
Total expenses	6,199	2,114	266	8,579	(51)	8,528
Provision for income tax expense (benefit)	246	86	(154)	178	(12)	166
Operating earnings	$461	$200	$7	668
Adjustments to:
Total revenues				(83)
Total expenses				51
Provision for income tax (expense) benefit				12
Net income (loss)				$648		$648

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2016	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,281	$1,119	$18	$5,418	$—	$5,418
Universal life and investment-type product policy fees	247	314	61	622	26	648
Net investment income	1,530	1,395	(27)	2,898	(122)	2,776
Other revenues	186	22	163	371	—	371
Net investment gains (losses)	—	—	—	—	309	309
Net derivative gains (losses)	—	—	—	—	(440)	(440)
Total revenues	6,244	2,850	215	9,309	(227)	9,082
Expenses
Policyholder benefits and claims and policyholder dividends	4,565	1,874	38	6,477	40	6,517
Interest credited to policyholder account balances	321	230	9	560	(1)	559
Capitalization of DAC	(13)	(95)	(3)	(111)	—	(111)
Amortization of DAC and VOBA	15	234	24	273	(210)	63
Interest expense on debt	3	1	24	28	—	28
Other expenses	681	691	237	1,609	84	1,693
Total expenses	5,572	2,935	329	8,836	(87)	8,749
Provision for income tax expense (benefit)	240	(45)	(139)	56	(49)	7
Operating earnings	$432	$(40)	$25	417
Adjustments to:
Total revenues				(227)
Total expenses				87
Provision for income tax (expense) benefit				49
Net income (loss)				$326		$326

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2017	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$9,235	$1,724	$9	$10,968	$—	$10,968
Universal life and investment-type product policy fees	512	590	—	1,102	48	1,150
Net investment income	3,092	2,483	(64)	5,511	(216)	5,295
Other revenues	390	90	297	777	—	777
Net investment gains (losses)	—	—	—	—	88	88
Net derivative gains (losses)	—	—	—	—	(291)	(291)
Total revenues	13,229	4,887	242	18,358	(371)	17,987
Expenses
Policyholder benefits and claims and policyholder dividends	9,737	2,947	3	12,687	117	12,804
Interest credited to policyholder account balances	703	392	—	1,095	(2)	1,093
Capitalization of DAC	(27)	(13)	—	(40)	—	(40)
Amortization of DAC and VOBA	29	244	—	273	(106)	167
Interest expense on debt	5	4	44	53	—	53
Other expenses	1,363	604	463	2,430	(7)	2,423
Total expenses	11,810	4,178	510	16,498	2	16,500
Provision for income tax expense (benefit)	494	220	(295)	419	(131)	288
Operating earnings	$925	$489	$27	1,441
Adjustments to:
Total revenues				(371)
Total expenses				(2)
Provision for income tax (expense) benefit				131
Net income (loss)				$1,199		$1,199

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2016	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$8,415	$2,212	$32	$10,659	$—	$10,659
Universal life and investment-type product policy fees	497	618	124	1,239	51	1,290
Net investment income	2,964	2,797	(28)	5,733	(254)	5,479
Other revenues	373	52	307	732	—	732
Net investment gains (losses)	—	—	—	—	73	73
Net derivative gains (losses)	—	—	—	—	(357)	(357)
Total revenues	12,249	5,679	435	18,363	(487)	17,876
Expenses
Policyholder benefits and claims and policyholder dividends	8,951	3,661	74	12,686	58	12,744
Interest credited to policyholder account balances	642	457	17	1,116	(1)	1,115
Capitalization of DAC	(26)	(195)	(5)	(226)	—	(226)
Amortization of DAC and VOBA	29	374	41	444	(236)	208
Interest expense on debt	5	3	48	56	—	56
Other expenses	1,389	1,098	449	2,936	112	3,048
Total expenses	10,990	5,398	624	17,012	(67)	16,945
Provision for income tax expense (benefit)	451	69	(264)	256	(147)	109
Operating earnings	$808	$212	$75	1,095
Adjustments to:
Total revenues				(487)
Total expenses				67
Provision for income tax (expense) benefit				147
Net income (loss)				$822		$822
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2017	December 31, 2016
	(In millions)
U.S.	$249,583	$247,314
MetLife Holdings	164,494	163,048
Corporate & Other	23,989	22,199
Total	$438,066	$432,561

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
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	June 30, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2)	$55,675		$24,894		$54,629		$24,310
Separate account value	$44,672		$23,946		$43,359		$23,330
Net amount at risk	$1,136	(3)	$809	(4)	$1,386	(3)	$328	(4)
Average attained age of contractholders	66 years		65 years		65 years		64 years
Other Annuity Guarantees:
Total account value (2)	N/A		$140		N/A		$141
Net amount at risk	N/A		$94	(5)	N/A		$92	(5)
Average attained age of contractholders	N/A		55 years		N/A		52 years

	June 30, 2017		December 31, 2016
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (2)	$4,506	$995	$4,306	$1,014
Net amount at risk (6)	$47,917	$6,935	$49,161	$7,164
Average attained age of policyholders	54 years	62 years	53 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Balance at December 31 of prior period	$11,621	$7,527
Less: Reinsurance recoverables	539	273
Net Balance at December 31 of prior period	11,082	7,254
Cumulative adjustment (1)	—	3,397
Net balance, beginning of period	11,082	10,651
Incurred related to:
Current period	8,369	8,440
Prior periods (2)	45	56
Total incurred	8,414	8,496
Paid related to:
Current period	(5,373)	(5,216)
Prior periods	(2,865)	(2,782)
Total paid	(8,238)	(7,998)
Net balance, end of period	11,258	11,149
Add: Reinsurance recoverables	530	671
Balance, end of period (included in future policy benefits and other policy-related balances)	$11,788	$11,820
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

(2)
During both the six months ended June 30, 2017 and 2016, as a result of changes in estimates of insured events in the respective prior periods, the claims and claim adjustment expenses associated with prior periods increased due to unfavorable claims experience.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2017	December 31, 2016
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,567	$40,834
Other policy-related balances	187	257
Policyholder dividends payable	476	443
Policyholder dividend obligation	2,237	1,931
Current income tax payable	—	4
Other liabilities	240	196
Total closed block liabilities	43,707	43,665
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,474	27,220
Equity securities available-for-sale, at estimated fair value	292	100
Mortgage loans	5,919	5,935
Policy loans	4,541	4,553
Real estate and real estate joint ventures	634	655
Other invested assets	809	1,246
Total investments	39,669	39,709
Cash and cash equivalents	99	18
Accrued investment income	466	467
Premiums, reinsurance and other receivables	138	68
Deferred income tax assets	158	177
Total assets designated to the closed block	40,530	40,439
Excess of closed block liabilities over assets designated to the closed block	3,177	3,226
Amounts included in accumulated other comprehensive income (loss) (“AOCI”):
Unrealized investment gains (losses), net of income tax	1,814	1,517
Unrealized gains (losses) on derivatives, net of income tax	57	95
Allocated to policyholder dividend obligation, net of income tax	(1,454)	(1,255)
Total amounts included in AOCI	417	357
Maximum future earnings to be recognized from closed block assets and liabilities	$3,594	$3,583

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
	(In millions)
Balance, beginning of period	$1,931	$1,783
Change in unrealized investment and derivative gains (losses)	306	148
Balance, end of period	$2,237	$1,931
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Revenues
Premiums	$432	$444	$834	$861
Net investment income	452	469	918	949
Net investment gains (losses)	(2)	12	(10)	(16)
Net derivative gains (losses)	(10)	4	(18)	(7)
Total revenues	872	929	1,724	1,787
Expenses
Policyholder benefits and claims	614	632	1,182	1,242
Policyholder dividends	247	246	497	491
Other expenses	32	35	64	67
Total expenses	893	913	1,743	1,800
Revenues, net of expenses before provision for income tax expense (benefit)	(21)	16	(19)	(13)
Provision for income tax expense (benefit)	(8)	6	(8)	(5)
Revenues, net of expenses and provision for income tax expense (benefit)	$(13)	$10	$(11)	$(8)
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

	June 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$52,474	$4,711	$318	$—	$56,867	$52,665	$4,079	$586	$—	$56,158
U.S. government and agency	33,333	3,709	235	—	36,807	32,834	3,238	457	—	35,615
Foreign corporate	24,290	1,366	683	—	24,973	24,596	957	1,196	—	24,357
RMBS	22,876	1,070	195	(34)	23,785	22,786	911	290	(10)	23,417
ABS	7,914	57	37	—	7,934	7,567	32	95	—	7,504
State and political subdivision	6,252	1,114	11	—	7,355	6,252	928	44	—	7,136
CMBS	5,011	154	28	—	5,137	4,876	118	59	—	4,935
Foreign government	3,722	596	34	—	4,284	3,565	507	74	—	3,998
Total fixed maturity securities	$155,872	$12,777	$1,541	$(34)	$167,142	$155,141	$10,770	$2,801	$(10)	$163,120
Equity securities:
Common stock	$1,507	$76	$14	$—	$1,569	$1,220	$91	$12	$—	$1,299
Non-redeemable preferred stock	491	31	12	—	510	565	14	39	—	540
Total equity securities	$1,998	$107	$26	$—	$2,079	$1,785	$105	$51	$—	$1,839
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million and unrealized gains (losses) of less than $1 million, at both June 30, 2017 and December 31, 2016.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$6,528	$32,617	$30,034	$50,892	$35,801	$155,872
Estimated fair value	$6,566	$33,767	$31,335	$58,618	$36,856	$167,142

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

	June 30, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$5,485	$164	$1,672	$154	$8,406	$337	$2,260	$249
U.S. government and agency	10,958	235	—	—	6,032	457	—	—
Foreign corporate	2,830	125	4,062	558	5,343	336	4,523	860
RMBS	5,455	106	1,065	55	6,662	187	1,707	93
ABS	1,634	3	761	34	1,482	12	1,714	83
State and political subdivision	312	11	3	—	943	43	17	1
CMBS	526	7	280	21	922	15	432	44
Foreign government	333	8	260	26	581	26	309	48
Total fixed maturity securities	$27,533	$659	$8,103	$848	$30,371	$1,413	$10,962	$1,378
Equity securities:
Common stock	$260	$14	$4	$—	$58	$12	$10	$—
Non-redeemable preferred stock	21	—	113	12	139	6	120	33
Total equity securities	$281	$14	$117	$12	$197	$18	$130	$33
Total number of securities in an unrealized loss position	1,925		710		3,076		940
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Gross unrealized losses on fixed maturity securities decreased $1.3 billion during the six months ended June 30, 2017 to $1.5 billion. The decrease in gross unrealized losses for the six months ended June 30, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates, and to a lesser extent, the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At June 30, 2017, $145 million of the total $1.5 billion of gross unrealized losses were from 34 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities
Of the $145 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $116 million, or 80%, were related to gross unrealized losses on 18 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $145 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $29 million, or 20%, were related to gross unrealized losses on 16 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily utility and industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$34,155	59.2%	$34,008	60.1%
Agricultural	12,524	21.7	12,358	21.9
Residential	10,671	18.5	9,895	17.5
Subtotal (1)	57,350	99.4	56,261	99.5
Valuation allowances	(272)	(0.5)	(267)	(0.5)
Subtotal mortgage loans, net	57,078	98.9	55,994	99.0
Residential — FVO	615	1.1	566	1.0
Total mortgage loans, net	$57,693	100.0%	$56,560	100.0%
__________________

(1)
Purchases of mortgage loans were $742 million and $1.5 billion for the three months and six months ended June 30, 2017, respectively, and $959 million and $1.2 billion for the three months and six months ended June 30, 2016, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2017
Commercial	$—	$—	$—	$—	$—	$34,155	$170	$—
Agricultural	11	9	1	4	4	12,511	38	12
Residential	—	—	—	321	291	10,380	63	291
Total	$11	$9	$1	$325	$295	$57,046	$271	$303
December 31, 2016
Commercial	$—	$—	$—	$12	$12	$33,996	$167	$12
Agricultural	11	9	1	27	27	12,322	37	35
Residential	—	—	—	265	241	9,654	62	241
Total	$11	$9	$1	$304	$280	$55,972	$266	$288
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $6 million, $13 million and $278 million, respectively, for the three months ended June 30, 2017; and $8 million, $21 million and $266 million, respectively, for the six months ended June 30, 2017.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $34 million, $49 million and $175 million, respectively, for the three months ended June 30, 2016; and $41 million, $54 million and $161 million, respectively, for the six months ended June 30, 2016.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2017				2016
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$167	$38	$62	$267	$165	$37	$55	$257
Provision (release)	3	1	9	13	(1)	1	5	5
Charge-offs, net of recoveries	—	—	(8)	(8)	—	(2)	(7)	(9)
Balance, end of period	$170	$39	$63	$272	$164	$36	$53	$253

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2017
Loan-to-value ratios:
Less than 65%	$29,705	$1,282	$153	$31,140	91.2%	$31,850	91.4%
65% to 75%	2,301	207	187	2,695	7.9	2,694	7.7
76% to 80%	—	115	58	173	0.5	169	0.5
Greater than 80%	—	—	147	147	0.4	142	0.4
Total	$32,006	$1,604	$545	$34,155	100%	$34,855	100%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$29,352	$1,036	$564	$30,952	91.0%	$31,320	91.2%
65% to 75%	2,522	—	198	2,720	8.0	2,694	7.9
76% to 80%	116	—	—	116	0.3	115	0.3
Greater than 80%	118	27	75	220	0.7	214	0.6
Total	$32,108	$1,063	$837	$34,008	100%	$34,343	100%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$11,921	95.2%	$11,829	95.7%
65% to 75%	463	3.7	424	3.4
76% to 80%	127	1.0	17	0.2
Greater than 80%	13	0.1	88	0.7
Total	$12,524	100.0%	$12,358	100.0%
The estimated fair value of agricultural mortgage loans was $12.7 billion and $12.5 billion at June 30, 2017 and December 31, 2016, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$10,308	96.6%	$9,563	96.6%
Nonperforming	363	3.4	332	3.4
Total	$10,671	100.0%	$9,895	100.0%
The estimated fair value of residential mortgage loans was $11.1 billion and $10.3 billion at June 30, 2017 and December 31, 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In millions)
Commercial	$—	$—	$—	$—	$—	$—
Agricultural	116	127	108	104	10	23
Residential	363	332	—	—	363	332
Total	$479	$459	$108	$104	$373	$355
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months and six months ended June 30, 2017 and 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.8 billion and $4.7 billion at June 30, 2017 and December 31, 2016, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2017	December 31, 2016
	(In millions)
Fixed maturity securities	$11,176	$7,912
Fixed maturity securities with noncredit OTTI losses included in AOCI	34	10
Total fixed maturity securities	11,210	7,922
Equity securities	135	72
Derivatives	1,870	2,244
Other	152	16
Subtotal	13,367	10,254
Amounts allocated from:
Future policy benefits	(54)	(9)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(1)
DAC, VOBA and DSI	(703)	(569)
Policyholder dividend obligation	(2,237)	(1,931)
Subtotal	(2,995)	(2,510)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(12)	(3)
Deferred income tax benefit (expense)	(3,595)	(2,690)
Net unrealized investment gains (losses)	$6,765	$5,051
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2017
(In millions)
Balance, beginning of period	$5,051
Fixed maturity securities on which noncredit OTTI losses have been recognized	24
Unrealized investment gains (losses) during the period	3,089
Unrealized investment gains (losses) relating to:
Future policy benefits	(45)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—
DAC, VOBA and DSI	(134)
Policyholder dividend obligation	(306)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(9)
Deferred income tax benefit (expense)	(905)
Balance, end of period	$6,765
Change in net unrealized investment gains (losses)	$1,714
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2017 and December 31, 2016.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$14,512	$15,694
Estimated fair value	$15,689	$16,496
Cash collateral received from counterparties (2)	$16,096	$16,807
Security collateral received from counterparties (3)	$9	$14
Reinvestment portfolio — estimated fair value	$16,208	$16,821
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	June 30, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$3,242	$8,181	$4,673	$16,096	$4,033	$5,640	$7,134	$16,807
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2017 was $3.2 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency and ABS), short-term investments and cash equivalents with 66% invested in agency RMBS, short-term investments, U.S. government and agency securities, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Repurchase Agreements
Elements of the short-term repurchase agreements are presented below at:

June 30, 2017
(In millions)
Securities on loan: (1)
Amortized cost	$1,743
Estimated fair value	$1,873
Cash collateral received from counterparties (2)	$1,850
Reinvestment portfolio — estimated fair value	$1,863
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	June 30, 2017
	Remaining Tenor of Repurchase Agreements
	1 Month or Less	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$1,850	$1,850
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities and ABS), short-term investments and cash equivalents with 66% invested in agency RMBS, short-term investments, U.S. government and agency securities, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company. There were no repurchase agreements outstanding at December 31, 2016.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	June 30, 2017	December 31, 2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$48	$47
Invested assets pledged as collateral	20,771	20,750
Total invested assets on deposit and pledged as collateral	$20,819	$20,797
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report) and derivative transactions (see Note 6). Amounts in the table above include invested assets, and cash and cash equivalents. See Note 6.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,110	$—	$1,124	$—
Other investments (2)	59	12	62	12
Total	$1,169	$12	$1,186	$12
__________________

(1)
The Company consolidates certain affiliated real estate joint ventures. At June 30, 2017, the Company and its affiliates invested $1.0 billion and $84 million, respectively, in these affiliated real estate joint ventures.

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

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$35,822	$35,822	$34,912	$34,912
U.S. and foreign corporate	1,282	1,282	1,167	1,167
Other limited partnership interests	3,381	5,789	3,383	5,674
Other invested assets	2,322	2,776	2,089	2,666
Real estate joint ventures	72	86	81	95
Total	$42,879	$45,755	$41,632	$44,514
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $137 million and $150 million at June 30, 2017 and December 31, 2016, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the six months ended June 30, 2017 and 2016.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$1,744	$1,941	$3,510	$3,896
Equity securities	24	22	48	46
Mortgage loans	655	664	1,292	1,300
Policy loans	77	104	153	207
Real estate and real estate joint ventures	125	105	223	207
Other limited partnership interests	147	77	343	120
Cash, cash equivalents and short-term investments	18	11	34	21
Operating joint venture	5	3	6	5
Other	40	46	105	69
Subtotal	2,835	2,973	5,714	5,871
Less: Investment expenses	212	197	419	392
Net investment income	$2,623	$2,776	$5,295	$5,479
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$(8)	$—	$(58)
Communications	—	—	—	(3)
Total U.S. and foreign corporate securities	—	(8)	—	(61)
State and political subdivision	(1)	—	(1)	—
RMBS	—	(3)	—	(5)
OTTI losses on fixed maturity securities recognized in earnings	(1)	(11)	(1)	(66)
Fixed maturity securities — net gains (losses) on sales and disposals	9	298	40	207
Total gains (losses) on fixed maturity securities	8	287	39	141
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(5)	(16)	(12)	(66)
Non-redeemable preferred stock	—	—	(1)	—
OTTI losses on equity securities recognized in earnings	(5)	(16)	(13)	(66)
Equity securities — net gains (losses) on sales and disposals	4	13	1	14
Total gains (losses) on equity securities	(1)	(3)	(12)	(52)
Mortgage loans	(16)	7	(28)	3
Real estate and real estate joint ventures	270	7	267	8
Other limited partnership interests	(11)	(12)	(14)	(30)
Other	(73)	(23)	(111)	(30)
Subtotal	177	263	141	40
FVO consolidated securitization entities:
Securities	—	—	—	1
Non-investment portfolio gains (losses)	(46)	46	(53)	32
Subtotal	(46)	46	(53)	33
Total net investment gains (losses)	$131	$309	$88	$73
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($61) million and ($109) million for the three months and six months ended June 30, 2017, respectively, and $35 million and $23 million for the three months and six months ended June 30, 2016, respectively.

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

	Three Months Ended June 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$8,734	$13,187	$70	$23
Gross investment gains	$63	$378	$5	$13
Gross investment losses	(54)	(80)	(1)	—
OTTI losses	(1)	(11)	(5)	(16)
Net investment gains (losses)	$8	$287	$(1)	$(3)

	Six Months Ended June 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$16,212	$26,082	$89	$57
Gross investment gains	$193	$502	$5	$19
Gross investment losses	(153)	(295)	(4)	(5)
OTTI losses	(1)	(66)	(13)	(66)
Net investment gains (losses)	$39	$141	$(12)	$(52)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Balance, beginning of period	$141	$182	$157	$188
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	—	2	—	3
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(5)	(13)	(21)	(20)
Balance, end of period	$136	$171	$136	$171

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$4,139	$453	$4,376
Amortized cost of invested assets transferred to affiliates	$—	$3,895	$416	$4,128
Net investment gains (losses) recognized on transfers	$—	$244	$37	$248
Estimated fair value of invested assets transferred from affiliates	$—	$99	$293	$99
In January 2017, the Company received transferred investments with an estimated fair value of $292 million, which are included in the table above, in addition to $275 million in cash related to the recapture of risks from minimum benefit guarantees on certain variable annuities previously reinsured by Brighthouse Life Insurance Company (“Brighthouse Insurance”). See Note 12 for additional information related to the transfer.
Below is a summary of certain affiliated loans which are more fully described in Note 8 of the Notes of the Consolidated Financial Statements included in the 2016 Annual Report.
The Company had affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $1.8 billion at both June 30, 2017 and December 31, 2016. Net investment income from affiliated loans was $20 million and $39 million for the three months and six months ended June 30, 2017, respectively, and $24 million and $47 million for the three months and six months ended June 30, 2016, respectively.
As a structured settlements assignment company, the Company purchases annuities from affiliates to fund the periodic structured settlement claim payment obligations it assumes. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate annuity contract values recorded, for which the Company has also recorded unpaid claim obligations of equal amounts, were $1.3 billion at both June 30, 2017 and December 31, 2016. The related net investment income and corresponding policyholder benefits and claims recognized were $17 million and $33 million for the three months and six months ended June 30, 2017, respectively, and $17 million and $29 million for the three months and six months ended June 30, 2016, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which is included in other invested assets, with a carrying value of $100 million at both June 30, 2017 and December 31, 2016. Net investment income from this surplus note was $1 million and $2 million for the three months and six months ended June 30, 2017, respectively, and $1 million and $2 million for the three months and six months ended June 30, 2016, respectively.
The Company held preferred stock of Metropolitan Property and Casualty Insurance Company, an affiliate, which was included in other invested assets, with a carrying value of $315 million at both June 30, 2017 and December 31, 2016. Net investment income from the affiliated preferred stock dividends was $2 million and $3 million for the three months and six months ended June 30, 2017, respectively, and $1 million and $2 million for the three months and six months ended June 30, 2016, respectively.
In March 2017, the Company purchased from Brighthouse Insurance an interest in an operating joint venture for $286 million, which was settled in cash in April 2017.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $18 million and $36 million for the three months and six months ended June 30, 2017, respectively, and $42 million and $85 million for the three months and six months ended June 30, 2016, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,105	$2,283	$5	$4,993	$2,221	$6
Foreign currency swaps	Foreign currency exchange rate	611	44	—	1,200	29	224
Subtotal		4,716	2,327	5	6,193	2,250	230
Cash flow hedges:
Interest rate swaps	Interest rate	3,594	322	9	1,793	325	26
Interest rate forwards	Interest rate	3,543	—	209	4,033	—	370
Foreign currency swaps	Foreign currency exchange rate	20,966	1,068	1,309	20,080	1,435	1,604
Subtotal		28,103	1,390	1,527	25,906	1,760	2,000
Total qualifying hedges		32,819	3,717	1,532	32,099	4,010	2,230
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	43,137	1,755	337	32,662	2,514	879
Interest rate floors	Interest rate	7,201	136	—	9,001	173	2
Interest rate caps	Interest rate	73,018	63	3	78,358	112	3
Interest rate futures	Interest rate	2,335	3	—	2,342	3	—
Interest rate options	Interest rate	7,600	192	48	850	144	1
Interest rate forwards	Interest rate	141	—	—	396	—	3
Interest rate total return swaps	Interest rate	1,048	27	10	1,549	2	127
Synthetic GICs	Interest rate	6,305	—	—	5,566	—	—
Foreign currency swaps	Foreign currency exchange rate	8,529	828	131	8,175	1,247	58
Foreign currency forwards	Foreign currency exchange rate	1,244	28	16	1,396	52	18
Credit default swaps — purchased	Credit	878	7	7	961	12	6
Credit default swaps — written	Credit	8,013	151	3	8,025	119	8
Equity futures	Equity market	1,639	—	—	1,851	10	—
Equity index options	Equity market	10,253	190	449	11,119	260	426
Equity variance swaps	Equity market	5,579	78	221	5,579	69	193
Equity total return swaps	Equity market	972	1	29	1,013	1	42
Total non-designated or nonqualifying derivatives		177,892	3,459	1,254	168,843	4,718	1,766
Total		$210,711	$7,176	$2,786	$200,942	$8,728	$3,996
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2017 and December 31, 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$59	$730	$(467)	$1,289
Embedded derivatives gains (losses)	(199)	(1,170)	176	(1,646)
Total net derivative gains (losses)	$(140)	$(440)	$(291)	$(357)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$72	$68	$147	$129
Interest credited to policyholder account balances	(14)	1	(20)	7
Nonqualifying hedges:
Net investment income	—	(1)	—	(1)
Net derivative gains (losses)	107	131	234	276
Policyholder benefits and claims	1	1	2	2
Total	$166	$200	$363	$413

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2017
Interest rate derivatives	$66	$(2)	$—
Foreign currency exchange rate derivatives	(276)	—	—
Credit derivatives — purchased	(2)	—	—
Credit derivatives — written	29	—	—
Equity derivatives	(97)	(1)	(37)
Total	$(280)	$(3)	$(37)
Three Months Ended June 30, 2016
Interest rate derivatives	$512	$—	$—
Foreign currency exchange rate derivatives	337	—	—
Credit derivatives — purchased	(4)	(10)	—
Credit derivatives — written	—	9	—
Equity derivatives	(40)	(3)	(11)
Total	$805	$(4)	$(11)
Six Months Ended June 30, 2017
Interest rate derivatives	$(200)	$—	$—
Foreign currency exchange rate derivatives	(401)	—	—
Credit derivatives — purchased	(8)	—	—
Credit derivatives — written	56	—	—
Equity derivatives	(318)	(2)	(97)
Total	$(871)	$(2)	$(97)
Six Months Ended June 30, 2016
Interest rate derivatives	$1,172	$—	$—
Foreign currency exchange rate derivatives	210	—	—
Credit derivatives — purchased	(18)	—	—
Credit derivatives — written	2	—	—
Equity derivatives	(73)	(10)	5
Total	$1,293	$(10)	$5
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$(1)	$(1)
	Policyholder liabilities (1)	50	20	70
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(2)	2	—
	Foreign-denominated policyholder account balances (2)	45	(26)	19
Total		$93	$(5)	$88
Three Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(2)	$(1)	$(3)
	Policyholder liabilities (1)	187	(190)	(3)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(5)	—
	Foreign-denominated policyholder account balances (2)	(51)	48	(3)
Total		$139	$(148)	$(9)
Six Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$1	$(2)	$(1)
	Policyholder liabilities (1)	(2)	71	69
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(5)	5	—
	Foreign-denominated policyholder account balances (2)	46	(24)	22
Total		$40	$50	$90
Six Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(8)	$4	$(4)
	Policyholder liabilities (1)	519	(524)	(5)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	4	(3)	1
	Foreign-denominated policyholder account balances (2)	(26)	23	(3)
Total		$489	$(500)	$(11)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0 and $20 million for the three months and six months ended June 30, 2017, respectively, and $3 million for both the three months and six months ended June 30, 2016.
At both June 30, 2017 and December 31, 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At June 30, 2017 and December 31, 2016, the balance in AOCI associated with cash flow hedges was $1.9 billion and $2.2 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended June 30, 2017
Interest rate swaps	$71	$6	$4	$6
Interest rate forwards	92	—	—	(1)
Foreign currency swaps	17	397	—	—
Credit forwards	—	1	—	—
Total	$180	$404	$4	$5
Three Months Ended June 30, 2016
Interest rate swaps	$122	$7	$3	$1
Interest rate forwards	35	(1)	1	—
Foreign currency swaps	182	(225)	(1)	3
Credit forwards	—	3	—	—
Total	$339	$(216)	$3	$4
Six Months Ended June 30, 2017
Interest rate swaps	$75	$14	$8	$7
Interest rate forwards	136	(4)	1	(1)
Foreign currency swaps	35	600	—	1
Credit forwards	—	1	—	—
Total	$246	$611	$9	$7
Six Months Ended June 30, 2016
Interest rate swaps	$309	$17	$6	$—
Interest rate forwards	40	(1)	2	—
Foreign currency swaps	315	100	(1)	1
Credit forwards	—	3	—	—
Total	$664	$119	$7	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2017, the Company expected to reclassify ($17) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.0 billion at both June 30, 2017 and December 31, 2016. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2017 and December 31, 2016, the Company would have received $148 million and $111 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$3	$228	2.2	$1	$229	2.7
Credit default swaps referencing indices	40	2,193	3.2	32	2,093	3.5
Subtotal	43	2,421	3.1	33	2,322	3.4
Baa
Single name credit default swaps (3)	4	513	1.9	3	563	2.2
Credit default swaps referencing indices	85	4,684	5.2	61	4,730	5.1
Subtotal	89	5,197	4.8	64	5,293	4.8
Ba
Single name credit default swaps (3)	(1)	115	3.7	(2)	115	4.2
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(1)	115	3.7	(2)	115	4.2
B
Single name credit default swaps (3)	2	60	1.5	—	70	1.8
Credit default swaps referencing indices	15	220	5.0	16	225	5.0
Subtotal	17	280	4.2	16	295	4.2
Total	$148	$8,013	4.3	$111	$8,025	4.4
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $8.0 billion from the table above was $30 million at both June 30, 2017 and December 31, 2016.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (1)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,087	$2,535	$7,926	$3,349
OTC-cleared (1), (6)	145	239	905	611
Exchange-traded	3	—	13	—
Total gross estimated fair value of derivatives (1)	7,235	2,774	8,844	3,960
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	7,235	2,774	8,844	3,960
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,061)	(2,061)	(2,737)	(2,737)
OTC-cleared	(43)	(43)	(391)	(391)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,467)	—	(3,418)	—
OTC-cleared	(102)	(172)	(497)	(217)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,540)	(474)	(1,560)	(609)
OTC-cleared	—	(20)	—	—
Exchange-traded	—	—	—	—
Net amount after application of master netting agreements and collateral	$22	$4	$241	$6
__________________

(1)
At June 30, 2017 and December 31, 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $59 million and $116 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($12) million and ($36) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2017 and December 31, 2016, the Company received excess cash collateral of $170 million and $77 million, respectively, and provided excess cash collateral of $32 million and $9 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $169 million and $21 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $104 million and $75 million, respectively, for its OTC-bilateral derivatives, and $313 million and $531 million, respectively, for its OTC-cleared derivatives, and $84 million and $116 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	June 30, 2017			December 31, 2016
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$474	$—	$474	$612	$—	$612
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$532	$—	$532	$684	$—	$684
Cash	$9	$—	$9	$—	$—	$—
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength or credit rating, as applicable	$—	$—	$—	$—	$—	$—
Downgrade in financial strength or credit rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—	$—	$—	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2017	December 31, 2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$—	$460
Options embedded in debt or equity securities	Investments	(137)	(78)
Embedded derivatives within asset host contracts		$(137)	$382
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$62	$169
Assumed guaranteed minimum benefits	Policyholder account balances	3	390
Funds withheld on ceded reinsurance	Other liabilities	905	777
Fixed annuities with equity indexed returns	Policyholder account balances	38	17
Embedded derivatives within liability host contracts		$1,008	$1,353
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net derivative gains (losses) (1), (2)	$(199)	$(1,170)	$176	$(1,646)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($10) million and ($22) million for the three months and six months ended June 30, 2017, respectively, and $179 million and $220 million for the three months and six months ended June 30, 2016, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. For the three months and six months ended June 30, 2017, the Company did not have any ceded guaranteed minimum benefits. The amounts included in net derivative gains (losses) in connection with this adjustment were ($54) million and ($73) million for the three months and six months ended June 30, 2016, respectively.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$52,259	$4,608	$56,867
U.S. government and agency	17,201	19,606	—	36,807
Foreign corporate	—	21,123	3,850	24,973
RMBS	307	20,011	3,467	23,785
ABS	—	7,322	612	7,934
State and political subdivision	—	7,355	—	7,355
CMBS	—	5,083	54	5,137
Foreign government	—	4,270	14	4,284
Total fixed maturity securities	17,508	137,029	12,605	167,142
Equity securities	669	994	416	2,079
Short-term investments	2,065	1,326	821	4,212
Residential mortgage loans — FVO	—	—	615	615
Derivative assets: (1)
Interest rate	3	4,752	26	4,781
Foreign currency exchange rate	—	1,968	—	1,968
Credit	—	121	37	158
Equity market	—	166	103	269
Total derivative assets	3	7,007	166	7,176
Embedded derivatives within asset host contracts (3)	—	—	—	—
Separate account assets (3)	27,475	108,379	981	136,835
Total assets	$47,720	$254,735	$15,604	$318,059
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$402	$219	$621
Foreign currency exchange rate	—	1,453	3	1,456
Credit	—	10	—	10
Equity market	—	478	221	699
Total derivative liabilities	—	2,343	443	2,786
Embedded derivatives within liability host contracts (2)	—	—	1,008	1,008
Long-term debt	—	26	19	45
Separate account liabilities (3)	—	11	6	17
Total liabilities	$—	$2,380	$1,476	$3,856

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

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At June 30, 2017 and December 31, 2016, debt and equity securities also included embedded derivatives of ($137) million and ($78) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 2% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2017.
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

Valuation Techniques and Key Inputs: These investments are based primarily on matrix pricing or other similar techniques that utilize inputs from mortgage servicers that are unobservable or cannot be derived principally from, or corroborated by, observable market data.

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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Long-term Debt.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2017 and December 31, 2016, there were no transfers between Levels 1 and 2.
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

					June 30, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	22	-	142	108	18	-	138	106	Increase
	•	Market pricing	•	Quoted prices (4)	38	-	559	121	25	-	700	117	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	8	-	173	93	19	-	137	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	22	-	104	100	20	-	106	99	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	102	100	98	-	100	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	232	-	314		200	-	300		Increase (7)
			•	Repurchase rates (8)	—	-	13		(44)	-	18		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(23)	-	(4)		50	-	236		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	100		97	-	98		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	10%	-	34%		14%	-	32%		Increase (7)
			•	Correlation (12)	70%	-	70%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	0.47%		0.04%	-	0.57%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

(5)
Changes in the assumptions used for the probability of default are accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

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

(10)	At both June 30, 2017 and December 31, 2016, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Three Months Ended June 30, 2017
Balance, beginning of period	$8,048	$—	$4,967	$—	$18	$430
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	3	—	24	—	—	(4)
Total realized/unrealized gains (losses) included in AOCI	180	—	46	—	—	11
Purchases (4)	1,075	—	314	—	—	5
Sales (4)	(759)	—	(516)	—	(1)	(26)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	147	—	53	—	—	—
Transfers out of Level 3 (5)	(236)	—	(755)	—	(3)	—
Balance, end of period	$8,458	$—	$4,133	$—	$14	$416
Three Months Ended June 30, 2016
Balance, beginning of period	$8,229	$168	$4,379	$28	$163	$438
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(2)	—	23	—	—	—
Total realized/unrealized gains (losses) included in AOCI	200	5	(12)	—	—	5
Purchases (4)	554	2	653	—	11	18
Sales (4)	(272)	—	(450)	—	—	(6)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	393	—	—	—	—	2
Transfers out of Level 3 (5)	(198)	—	(178)	—	(109)	(1)
Balance, end of period	$8,904	$175	$4,415	$28	$65	$456
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (6)	$1	$—	$21	$—	$—	$(4)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (6)	$(2)	$—	$28	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Long-term Debt
	(In millions)
Three Months Ended June 30, 2017
Balance, beginning of period	$775	$639	$(424)	$(890)	$1,184	$(61)
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	1	6	45	(179)	2	—
Total realized/unrealized gains (losses) included in AOCI	—	—	91	—	—	—
Purchases (4)	98	42	—	—	167	—
Sales (4)	—	(47)	—	—	(100)	—
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	(25)	11	61	(16)	8
Transfers into Level 3 (5)	—	—	—	—	15	—
Transfers out of Level 3 (5)	(53)	—	—	—	(277)	34
Balance, end of period	$821	$615	$(277)	$(1,008)	$975	$(19)
Three Months Ended June 30, 2016
Balance, beginning of period	$—	$392	$(33)	$(326)	$1,323	$(35)
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	1	102	(1,133)	33	—
Total realized/unrealized gains (losses) included in AOCI	—	—	38	—	—	—
Purchases (4)	—	71	—	—	209	—
Sales (4)	—	(4)	—	—	(49)	—
Issuances (4)	—	—	(1)	—	(2)	(11)
Settlements (4)	—	(11)	(4)	(49)	5	2
Transfers into Level 3 (5)	—	—	—	—	2	—
Transfers out of Level 3 (5)	—	—	—	—	(36)	—
Balance, end of period	$—	$449	$102	$(1,508)	$1,485	$(44)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (6)	$1	$6	$29	$(179)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (6)	$—	$1	$103	$(1,130)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Six Months Ended June 30, 2017
Balance, beginning of period	$8,839	$—	$4,541	$10	$21	$420
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	9	—	55	—	—	(14)
Total realized/unrealized gains (losses) included in AOCI	283	—	72	—	—	30
Purchases (4)	1,604	—	443	—	—	6
Sales (4)	(1,127)	—	(788)	—	(1)	(26)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	108	—	65	—	—	—
Transfers out of Level 3 (5)	(1,258)	—	(255)	(10)	(6)	—
Balance, end of period	$8,458	$—	$4,133	$—	$14	$416
Six Months Ended June 30, 2016
Balance, beginning of period	$8,282	$—	$4,416	$33	$275	$328
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(23)	—	47	—	—	(23)
Total realized/unrealized gains (losses) included in AOCI	564	13	(41)	—	—	38
Purchases (4)	735	2	1,148	—	11	21
Sales (4)	(405)	—	(714)	—	(1)	(48)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	477	160	6	—	—	284
Transfers out of Level 3 (5)	(726)	—	(447)	(5)	(220)	(144)
Balance, end of period	$8,904	$175	$4,415	$28	$65	$456
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (6)	$1	$—	$45	$—	$—	$(10)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (6)	$(25)	$—	$51	$—	$—	$(26)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Long-term Debt
	(In millions)
Six Months Ended June 30, 2017
Balance, beginning of period	$25	$566	$(559)	$(893)	$1,141	$(74)
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	1	3	35	211	(17)	—
Total realized/unrealized gains (losses) included in AOCI	(1)	—	135	—	—	—
Purchases (4)	820	174	—	—	211	—
Sales (4)	(15)	(79)	—	—	(78)	—
Issuances (4)	—	—	—	—	1	—
Settlements (4)	—	(49)	112	(326)	(50)	15
Transfers into Level 3 (5)	—	—	—	—	12	—
Transfers out of Level 3 (5)	(9)	—	—	—	(245)	40
Balance, end of period	$821	$615	$(277)	$(1,008)	$975	$(19)
Six Months Ended June 30, 2016
Balance, beginning of period	$200	$314	$(23)	$186	$1,520	$(36)
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	11	100	(1,595)	62	—
Total realized/unrealized gains (losses) included in AOCI	—	—	43	—	—	—
Purchases (4)	—	149	6	—	225	—
Sales (4)	(198)	(8)	—	—	(191)	—
Issuances (4)	—	—	(1)	—	2	(11)
Settlements (4)	—	(17)	(23)	(99)	(4)	3
Transfers into Level 3 (5)	—	—	—	—	4	—
Transfers out of Level 3 (5)	(2)	—	—	—	(133)	—
Balance, end of period	$—	$449	$102	$(1,508)	$1,485	$(44)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (6)	$1	$3	$14	$212	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (6)	$—	$11	$102	$(1,589)	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	June 30, 2017	December 31, 2016
	(In millions)
Unpaid principal balance	$872	$794
Difference between estimated fair value and unpaid principal balance	(257)	(228)
Carrying value at estimated fair value	$615	$566
Loans in nonaccrual status	$230	$214
Loans more than 90 days past due	$128	$137
Loans in nonaccrual status or more than 90 days past due, or both - difference between aggregate estimated fair value and unpaid principal balance	$(158)	$(150)
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	June 30, 2017	December 31, 2016
	(In millions)
Contractual principal balance	$42	$71
Difference between estimated fair value and contractual principal balance	3	3
Carrying value at estimated fair value (1)	$45	$74
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$57,078	$—	$—	$58,641	$58,641
Policy loans	$5,962	$—	$256	$6,739	$6,995
Real estate joint ventures	$3	$—	$—	$16	$16
Other limited partnership interests	$275	$—	$—	$264	$264
Other invested assets	$2,261	$—	$2,057	$156	$2,213
Premiums, reinsurance and other receivables	$15,288	$—	$884	$15,344	$16,228
Liabilities
Policyholder account balances	$73,451	$—	$—	$74,792	$74,792
Long-term debt	$1,503	$—	$1,862	$—	$1,862
Other liabilities	$14,596	$—	$1,079	$13,607	$14,686
Separate account liabilities	$66,548	$—	$66,548	$—	$66,548

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,994	$—	$—	$57,171	$57,171
Policy loans	$5,945	$—	$258	$6,695	$6,953
Real estate joint ventures	$4	$—	$—	$26	$26
Other limited partnership interests	$336	$—	$—	$362	$362
Other invested assets	$2,263	$—	$2,151	$151	$2,302
Premiums, reinsurance and other receivables	$14,888	$—	$368	$15,421	$15,789
Liabilities
Policyholder account balances	$72,944	$—	$—	$74,052	$74,052
Long-term debt	$1,503	$—	$1,755	$—	$1,755
Other liabilities	$14,731	$—	$894	$13,920	$14,814
Separate account liabilities	$65,545	$—	$65,545	$—	$65,545
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, was as follows:

	Three Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$4,199	$1,364	$(92)	$(1,838)	$3,633
OCI before reclassifications	2,087	180	13	3	2,283
Deferred income tax benefit (expense)	(737)	(63)	(3)	(1)	(804)
AOCI before reclassifications, net of income tax	5,549	1,481	(82)	(1,836)	5,112
Amounts reclassified from AOCI	2	(408)	—	37	(369)
Deferred income tax benefit (expense)	(2)	143	—	(14)	127
Amounts reclassified from AOCI, net of income tax	—	(265)	—	23	(242)
Balance, end of period	$5,549	$1,216	$(82)	$(1,813)	$4,870

	Three Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,797	$1,427	$(72)	$(1,983)	$5,169
OCI before reclassifications	2,237	339	25	17	2,618
Deferred income tax benefit (expense)	(794)	(119)	(6)	(6)	(925)
AOCI before reclassifications, net of income tax	7,240	1,647	(53)	(1,972)	6,862
Amounts reclassified from AOCI	(291)	213	—	50	(28)
Deferred income tax benefit (expense)	102	(75)	—	(16)	11
Amounts reclassified from AOCI, net of income tax	(189)	138	—	34	(17)
Balance, end of period	$7,051	$1,785	$(53)	$(1,938)	$6,845

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Six Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,592	$1,459	$(67)	$(1,865)	$3,119
OCI before reclassifications	2,874	246	(20)	3	3,103
Deferred income tax benefit (expense)	(1,001)	(86)	5	(1)	(1,083)
AOCI before reclassifications, net of income tax	5,465	1,619	(82)	(1,863)	5,139
Amounts reclassified from AOCI	128	(620)	—	78	(414)
Deferred income tax benefit (expense)	(44)	217	—	(28)	145
Amounts reclassified from AOCI, net of income tax	84	(403)	—	50	(269)
Balance, end of period	$5,549	$1,216	$(82)	$(1,813)	$4,870

	Six Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,337	$1,436	$(74)	$(2,014)	$2,685
OCI before reclassifications	5,789	664	22	17	6,492
Deferred income tax benefit (expense)	(2,031)	(233)	(1)	(6)	(2,271)
AOCI before reclassifications, net of income tax	7,095	1,867	(53)	(2,003)	6,906
Amounts reclassified from AOCI	(69)	(126)	—	99	(96)
Deferred income tax benefit (expense)	25	44	—	(34)	35
Amounts reclassified from AOCI, net of income tax	(44)	(82)	—	65	(61)
Balance, end of period	$7,051	$1,785	$(53)	$(1,938)	$6,845
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$7	$287	$35	$92	Net investment gains (losses)
Net unrealized investment gains (losses)	(5)	9	(2)	11	Net investment income
Net unrealized investment gains (losses)	(4)	(5)	(161)	(34)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(2)	291	(128)	69
Income tax (expense) benefit	2	(102)	44	(25)
Net unrealized investment gains (losses), net of income tax	—	189	(84)	44
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	6	7	14	17	Net derivative gains (losses)
Interest rate swaps	4	3	8	6	Net investment income
Interest rate forwards	—	(1)	(4)	(1)	Net derivative gains (losses)
Interest rate forwards	—	1	1	2	Net investment income
Foreign currency swaps	397	(225)	600	100	Net derivative gains (losses)
Foreign currency swaps	—	(1)	—	(1)	Net investment income
Credit forwards	1	3	1	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	408	(213)	620	126
Income tax (expense) benefit	(143)	75	(217)	(44)
Gains (losses) on cash flow hedges, net of income tax	265	(138)	403	82
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(44)	(51)	(89)	(102)
Amortization of prior service (costs) credit	7	1	11	3
Amortization of defined benefit plan items, before income tax	(37)	(50)	(78)	(99)
Income tax (expense) benefit	14	16	28	34
Amortization of defined benefit plan items, net of income tax	(23)	(34)	(50)	(65)
Total reclassifications, net of income tax	$242	$17	$269	$61
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Compensation	$476	$564	$1,011	$1,110
Pension, postretirement and postemployment benefit costs	41	71	87	158
Commissions	137	197	266	359
Volume-related costs	41	62	95	122
Affiliated expenses on ceded and assumed reinsurance	220	449	372	622
Capitalization of DAC	(17)	(111)	(40)	(226)
Amortization of DAC and VOBA	30	63	167	208
Interest expense on debt	27	28	53	56
Premium taxes, licenses and fees	54	87	148	183
Professional services	251	200	489	427
Rent and related expenses, net of sublease income	19	38	50	70
Other	10	25	(95)	(3)
Total other expenses	$1,289	$1,673	$2,603	$3,086
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
The components of net periodic benefit costs were as follows:

	Three Months Ended June 30,
	2017		2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$40	$2	$53	$2
Interest costs	98	21	107	21
Curtailment costs (1)	—	—	—	(3)
Expected return on plan assets	(120)	(18)	(125)	(18)
Amortization of net actuarial (gains) losses	44	—	49	2
Amortization of prior service costs (credit)	(1)	(6)	—	(1)
Allocated to affiliates	(8)	(1)	(17)	7
Net periodic benefit costs (credit)	$53	$(2)	$67	$10

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Employee Benefit Plans (continued)

	Six Months Ended June 30,
	2017		2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$80	$3	$106	$4
Interest costs	197	34	214	42
Curtailment costs (1)	—	—	—	27
Expected return on plan assets	(241)	(32)	(250)	(36)
Amortization of net actuarial (gains) losses	89	—	98	4
Amortization of prior service costs (credit)	(1)	(10)	—	(3)
Allocated to affiliates	(17)	(1)	(35)	(4)
Net periodic benefit costs (credit)	$107	$(6)	$133	$34
__________________

(1)
During the three months and six months ended June 30, 2016, the Company recognized curtailment charges on certain postretirement benefit plans in connection with the sale to MassMutual of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2017. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2017, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $275 million.
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
As reported in the 2016 Annual Report, Metropolitan Life Insurance Company received approximately 4,146 asbestos-related claims in 2016. During the six months ended June 30, 2017 and 2016, Metropolitan Life Insurance Company received approximately 1,896 and 2,348 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2017.
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
Martin v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by Metropolitan Life Insurance Company in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that Metropolitan Life Insurance Company has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted Metropolitan Life Insurance Company’s motion to dismiss. Plaintiffs have appealed this ruling.
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
Miller, et al. v. MetLife Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiff filed this putative class action against MetLife, Inc. and Metropolitan Life Insurance Company purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy for a Group Variable Universal Life policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiff seeks unspecified compensatory and punitive damages, as well as other relief. The Company intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.7 billion and $3.9 billion at June 30, 2017 and December 31, 2016, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.1 billion and $4.2 billion at June 30, 2017 and December 31, 2016, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $127 million, with a cumulative maximum of $372 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $5 million at both June 30, 2017 and December 31, 2016, for indemnities, guarantees and commitments.
12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $539 million and $1.1 billion for the three months and six months ended June 30, 2017, respectively, and $513 million and $1.0 billion for the three months and six months ended June 30, 2016, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $31 million and $62 million for the three months and six months ended June 30, 2017, respectively, and $35 million and $67 million for the three months and six months ended June 30, 2016, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $26 million and $55 million for the three months and six months ended June 30, 2017, respectively, and $38 million and $73 million for the three months and six months ended June 30, 2016, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $340 million and $676 million for the three months and six months ended June 30, 2017, respectively, and $414 million and $756 million for the three months and six months ended June 30, 2016, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $47 million and $165 million at June 30, 2017 and December 31, 2016, respectively.
See Notes 5 and 10 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including Brighthouse Insurance, Brighthouse Life Insurance Company of NY (“Brighthouse NY”), MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, Metropolitan Tower Life Insurance Company, New England Life Insurance Company (“NELICO”) and General American Life Insurance Company, all of which are related parties.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Premiums
Reinsurance assumed	$27	$198	$113	$381
Reinsurance ceded	(33)	(8)	(69)	(21)
Net premiums	$(6)	$190	$44	$360
Universal life and investment-type product policy fees
Reinsurance assumed	$5	$15	$18	$31
Reinsurance ceded	(5)	(33)	(10)	(69)
Net universal life and investment-type product policy fees	$—	$(18)	$8	$(38)
Other revenues
Reinsurance assumed	$3	$(10)	$26	$(14)
Reinsurance ceded	140	151	282	286
Net other revenues	$143	$141	$308	$272
Policyholder benefits and claims
Reinsurance assumed	$(1)	$191	$59	$335
Reinsurance ceded	(31)	(24)	(64)	(38)
Net policyholder benefits and claims	$(32)	$167	$(5)	$297
Interest credited to policyholder account balances
Reinsurance assumed	$11	$8	$24	$16
Reinsurance ceded	(3)	(21)	(6)	(44)
Net interest credited to policyholder account balances	$8	$(13)	$18	$(28)
Other expenses
Reinsurance assumed	$36	$382	$37	$447
Reinsurance ceded	167	163	320	272
Net other expenses	$203	$545	$357	$719

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	June 30, 2017		December 31, 2016
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$50	$12,745	$229	$13,334
Deferred policy acquisition costs and value of business acquired	—	(180)	38	(198)
Total assets	$50	$12,565	$267	$13,136
Liabilities
Future policy benefits	$386	$(4)	$663	$(4)
Policyholder account balances	170	—	563	—
Other policy-related balances	105	16	212	18
Other liabilities	1,911	13,144	1,853	13,065
Total liabilities	$2,572	$13,156	$3,291	$13,079
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $15 million and $10 million at June 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($4) million and ($5) million for the three months and six months ended June 30, 2017,respectively, and ($8) million and ($17) million for the three months and six months ended June 30, 2016, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $0 and $460 million at June 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($112) million and ($110) million for the three months and six months ended June 30, 2017, respectively, and $193 million and $308 million for the three months and six months ended June 30, 2016, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $890 million and $767 million at June 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivative were ($96) million and ($123) million for the three months and six months ended June 30, 2017, respectively, and ($241) million and ($509) million for the three months and six months ended June 30, 2016, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $3 million and $390 million at June 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were less than $1 million and $262 million for the three months and six months ended June 30, 2017, respectively, ($94) million and ($142) million for the three months and six months ended June 30, 2016, respectively.
In January 2017, Brighthouse NY and NELICO recaptured risks related to certain variable annuities, including guaranteed minimum benefits, reinsured by the Company. This recapture resulted in a decrease in cash and cash equivalents of $34 million, a decrease in premiums, reinsurance and other receivables of $77 million, a decrease in future policy benefits of $79 million, a decrease in policyholder account balances of $387 million and an increase in other liabilities of $76 million. For the six months ended June 30, 2017, the Company recognized a gain of $178 million, net of income tax, as a result of this transaction.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

In January 2017, the Company recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities reinsured by Brighthouse Insurance. This recapture resulted in an increase in investments and cash and cash equivalents of $568 million and a decrease in premiums, reinsurance and other receivables of $565 million. In June 2017, there was an adjustment to the recapture amounts for this transaction, which resulted in an increase in other liabilities of $140 million at June 30, 2017. The Company recognized a loss of $91 million and $89 million, net of income tax, for the three months and six months ended June 30, 2017, respectively, as a result of this transaction.

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
Business
Overview
MLIC is a provider of life insurance, annuities, employee benefits and asset management to both individuals and groups. MLIC is organized into two segments: U.S. and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See “— Other Key Information — Segment Information” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. See also “— Other Key Information — Significant Events — Separation” for information on MetLife, Inc.’s separation of a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment and Corporate & Other (the “Separation”). Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Other Key Information
Segment Information
As previously announced, in the third quarter of 2016, MetLife reorganized its businesses in anticipation of the Separation. Prior period results have been revised in connection with the reorganization and did not have an impact on total consolidated net income (loss) or operating earnings. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments.
Significant Events
Extraordinary Dividends
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

Separation
In January 2016, MetLife, Inc. announced its plan to pursue the Separation. MetLife, Inc. subsequently re-segmented the business to be separated and rebranded it as “Brighthouse Financial.”
On June 29, 2017, MetLife, Inc. announced that its Board of Directors had approved the spin-off of its wholly-owned subsidiary, Brighthouse Financial, Inc. (“Brighthouse”). On July 6, 2017, MetLife, Inc. announced that the U.S. Securities and Exchange Commission declared Brighthouse’s registration statement on Form 10 effective. Additionally, all required state regulatory approvals had been granted. On August 4, 2017, MetLife, Inc. distributed 96,776,670 of the 119,773,106 shares of Brighthouse common stock, representing approximately 80.8% of those shares, to holders of MetLife, Inc. common shares. On August 7, 2017, MetLife, Inc. announced that it has completed the spin-off of Brighthouse.
U.S. Retail Advisor Force Divestiture
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
Non-Bank SIFI
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the U.S. District Court for the District of Columbia (the “D.C. District Court”) ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia (“D.C. Circuit”), and oral argument was heard on October 24, 2016. In a Presidential Memorandum for the Secretary of the Treasury dated April 21, 2017, President Trump directed the Secretary of the Treasury to review the FSOC SIFI designation process for transparency, due process and other factors, and, pending the completion of the review and submission of the Secretary’s recommendations, to refrain from voting for any non-emergency designations. The Secretary’s review and report are due by October 18, 2017. On August 2, 2017, the D.C. Circuit ordered that the appeal be held in abeyance pending the issuance of that report by the Secretary of the Treasury. The D.C. Circuit also ordered the parties to file additional procedural motions to govern future proceedings by November 17, 2017, or within 30 days of the issuance of the Treasury Secretary’s report, whichever occurs first. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included in the 2016 Annual Report.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades. However, President Trump and the majority party have expressed goals to amend Dodd-Frank. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation is now being considered by the U.S. Senate. See “Business — Regulation — Insurance Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, for a discussion of Dodd-Frank.
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), among others. DOL regulations which became effective on June 9, 2017 broadened circumstances under which we may be deemed fiduciaries under ERISA in providing investment advice, increasing our potential exposure to fiduciary liabilities. Regulations that apply more onerous disclosure requirements and increase fiduciary requirements also become effective on January 1, 2018. On February 3, 2017, President Trump asked the DOL to update its analysis of the impact of the new regulations and possibly propose new regulations. On July 6, 2017, the DOL published a new Request for Information regarding a possible delay in the applicability date of January 1, 2018 along with possible additional changes to the rule. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2016 Annual Report.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
See “— Overview — Other Key Information — Significant Events — Non-Bank SIFI” above for recent developments concerning FSOC’s appeal of the D.C. District Court’s order that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded.
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

Results of Operations
Consolidated Results
Business Overview. Overall sales for the six months ended June 30, 2017 increased over prior period levels reflecting higher sales from our U.S. segment, primarily driven by an increase in funding agreement issuances and higher sales of pension risk transfers in our Retirement and Income Solutions (“RIS”) business and a 30% increase in sales from our Group Benefits business with strong performance from our core and voluntary products. In our MetLife Holdings segment, the U.S. Retail Advisor Force Divestiture and the Separation negatively impacted sales.

	Six Months Ended June 30,
	2017	2016
	(In millions)
Revenues
Premiums	$10,968	$10,659
Universal life and investment-type product policy fees	1,150	1,290
Net investment income	5,295	5,479
Other revenues	777	732
Net investment gains (losses)	88	73
Net derivative gains (losses)	(291)	(357)
Total revenues	17,987	17,876
Expenses
Policyholder benefits and claims and policyholder dividends	12,804	12,744
Interest credited to policyholder account balances	1,093	1,115
Capitalization of DAC	(40)	(226)
Amortization of DAC and VOBA	167	208
Interest expense on debt	53	56
Other expenses	2,423	3,048
Total expenses	16,500	16,945
Income (loss) before provision for income tax	1,487	931
Provision for income tax expense (benefit)	288	109
Net income (loss)	1,199	822
Less: Net income (loss) attributable to noncontrolling interests	3	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,196	$824
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
During the six months ended June 30, 2017, income (loss) before provision for income tax increased $556 million ($377 million, net of income tax) from the prior period primarily driven by a favorable change in operating earnings, the impact of the second quarter 2016 actuarial assumption review and a favorable change in net derivative gains (losses). As previously mentioned, MLIC distributed to MetLife, Inc., as a non-cash extraordinary dividend, all of the issued and outstanding shares of common stock of each of NELICO and GALIC. This transaction resulted in a $6 million decrease in net income for the six months ended June 30, 2017 as compared to the prior period.

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

	Six Months Ended June 30,
	2017	2016
	(In millions)
Non-VA program derivatives
Interest rate	$74	$1,083
Foreign currency exchange rate	(276)	(60)
Credit	75	9
Equity	15	3
Non-VA embedded derivatives	(183)	(666)
Total non-VA program derivatives	(295)	369
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	316	(381)
Nonperformance risk adjustment	(22)	220
Other risks	175	(1,127)
Total	469	(1,288)
Embedded derivatives - ceded reinsurance:
Market and other risks	(110)	381
Nonperformance risk adjustment	—	(73)
Total	(110)	308
Freestanding derivatives hedging direct and assumed embedded derivatives	(355)	254
Total VA program derivatives	4	(726)
Net derivative gains (losses)	$(291)	$(357)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $664 million ($432 million, net of income tax). This was primarily due to long-term interest rates decreasing less in the current period versus the prior period, unfavorably impacting receive-fixed interest rate swaps, swaptions and floors, primarily hedging long duration liability portfolios. Additionally, the U.S. dollar weakened in relation to other key currencies more in the current period relative to the prior period, unfavorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. These unfavorable changes were partially offset by a change in the value of the underlying assets favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $730 million ($475 million, net of income tax). This was due to a favorable change of $899 million ($584 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $169 million ($110 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The foregoing favorable change of $899 million ($584 million, net of income tax) was primarily driven by changes in market factors and other risks.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased less in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 5 basis points in the current period and decreased 79 basis points in the prior period.

•
Key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the Standard & Poor’s 500 Index increased 8% in the current period and increased 3% in the prior period.

The primary changes in other risks are summarized as follows:

•	Updates to actuarial policyholder behavior assumptions in the prior period within the valuation model;

•	Impacts due to variable annuity reinsurance recaptures, which became effective in the first quarter of 2017;

•	An increase in the risk margin adjustment, measuring policyholder behavior risks, which was affected by market and interest rate changes; and

•
A combination of other factors, that were also affected by the second quarter 2016 actuarial assumption update, which include fees being deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The unfavorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $242 million ($157 million, net of income tax) was primarily due to an unfavorable change of $207 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and an unfavorable change of $35 million, before income tax, related to changes in our own credit spread. The favorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $73 million ($47 million, net of income tax) was due to a favorable change of $56 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $17 million, before income tax, related to changes in our own credit spread.
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

Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $15 million ($10 million, net of income tax) primarily reflects higher gains on sales of real estate joint ventures. This favorable change was partially offset by lower foreign currency transaction gains and lower gains on sales of fixed maturity securities, higher impairments on leveraged leases and increased provisions for loan losses on mortgage loans.
Actuarial Assumption Review. During the prior period, we accelerated the annual review of our actuarial assumptions for the variable annuities business in connection with the Separation. As a result of this review, we made changes to policyholder behavior and long-term economic assumptions, as well as risk margins.
Results for the prior period include a $628 million ($408 million, net of income tax) non-cash charge associated with this review of assumptions related to reserves and DAC, of which a $799 million loss ($519 million, net of income tax) was recognized in net derivative gains (losses). Of the $628 million charge, $806 million ($524 million, net of income tax) was related to reserves and a benefit of $178 million ($116 million, net of income tax) was associated with DAC. The $799 million loss recognized in net derivative gains (losses) associated with this review of assumptions was included within the other risks in embedded derivatives - direct and assumed guarantees and market and other risks in embedded derivatives - ceded reinsurance captions in the table above.
Taxes. Income tax expense for the six months ended June 30, 2017 was $288 million, or 19% of income (loss) before provision for income tax, compared with $109 million, or 12% of income (loss) before provision for income tax, for the six months ended June 30, 2016. The Company’s effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, and tax credits for low income housing.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings increased $346 million, net of income tax, to $1.4 billion, net of income tax, for the six months ended June 30, 2017 from $1.1 billion, net of income tax, for the six months ended June 30, 2016.
Reconciliation of net income (loss) to operating earnings

	Six Months Ended June 30,
	2017	2016
	(In millions)
Net income (loss)	$1,199	$822
Less: Net investment gains (losses)	88	73
Less: Net derivative gains (losses)	(291)	(357)
Less: Other adjustments to net income (1)	(170)	(136)
Less: Provision for income tax (expense) benefit	131	147
Operating earnings	$1,441	$1,095
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Reconciliation of revenues to operating revenues and expenses to operating expenses

	Six Months Ended June 30,
	2017	2016
	(In millions)
Total revenues	$17,987	$17,876
Less: Net investment gains (losses)	88	73
Less: Net derivative gains (losses)	(291)	(357)
Less: Other adjustments to revenues (1)	(168)	(203)
Total operating revenues	$18,358	$18,363
Total expenses	$16,500	$16,945
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(89)	(262)
Less: Other adjustments to expenses (1)	91	195
Total operating expenses	$16,498	$17,012
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Consolidated Results — Operating
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
As previously mentioned, MLIC transferred the issued and outstanding shares of NELICO’s and GALIC’s common stock to MetLife, Inc. in the form of a non-cash extraordinary dividend. This transaction, which is excluded from the discussion below, resulted in a $45 million decrease in operating earnings as compared to the prior period, which includes a $7 million charge related to the second quarter 2016 variable annuity actuarial assumption review.
Business Growth. A slight increase in net investment income was due to positive net flows, primarily as a result of growth in the investment portfolio of our U.S. segment, largely offset by a reduced asset base in our MetLife Holdings segment, primarily the result of the recapture of two assumed single-premium deferred annuity reinsurance agreements by affiliates. Consistent with the growth in average invested assets from increased premiums in our RIS business in the U.S. segment, interest credited on long-duration contracts increased. In our MetLife Holdings segment, negative net flows in our deferred annuities business and a decrease in universal life sales resulted in lower asset-based fee income, decreasing operating earnings. Operating earnings also decreased due to higher DAC amortization. In our U.S. segment, an increase in premiums, fees and other revenues, coupled with a decline in direct and allocated expenses, was partially offset by higher volume-related expenses. The current period abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act was offset by a corresponding decrease in premiums, fees and other revenues. In addition, improved results from our start-up operations increased operating earnings. The combined impact of the items discussed above increased operating earnings by $9 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were positively affected by higher income on other limited partnership interests, driven by improvements in equity market performance, increased yields on fixed maturity securities and higher returns on real estate and real estate joint ventures. These increases in net investment income were partially offset by lower prepayments fees, lower income on derivatives and lower earnings on our securities lending program primarily resulting from lower margins due to the impact of a flatter yield curve. In our MetLife Holdings segment, higher equity returns drove an increase in average separate account balances, resulting in higher asset-based fees in our deferred annuities business. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month London Interbank Offered Rate (“LIBOR”) and, as a result, a higher average interest credited rate drove an increase in interest credited expense. In addition, the crediting rate on certain long-duration insurance contracts increased, which decreased operating earnings. The changes in market factors discussed above resulted in a $51 million increase in operating earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. A $29 million increase in operating earnings was driven by favorable morbidity experience in our U.S. segment, partially offset by unfavorable morbidity experience in our long-term care business in our MetLife Holdings segment. The favorable morbidity experience in our U.S. segment was the result of favorable prior period development, current period utilization and the impact of pricing actions in our dental business, as well as favorable claims experience in our group disability and accident & health businesses, partially offset by unfavorable claims experience in our individual disability business. Mortality results improved by $6 million as a result of favorable claims experience in our life businesses in the MetLife Holdings segment, which was mostly offset by unfavorable claims experience in the U.S. segment. The unfavorable claims experience in our U.S. segment was driven by higher incidence and severity in our term life, accidental death and dismemberment and universal life businesses, as well as less favorable mortality in our specialized life insurance and income annuities businesses, partially offset by favorable mortality from our pension risk transfer business. Operating earnings increased $24 million due to unfavorable DAC unlockings recognized in the prior period in connection with the variable annuity actuarial assumption review. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in an increase in operating earnings of $36 million. This includes current period refinements in the MetLife Holding segment of (i) a $32 million favorable reserve adjustment resulting from modeling improvements in the reserving process in our life businesses; (ii) a $10 million unfavorable DAC adjustment related to certain participating whole life business assumed from affiliates; and (iii) a net unfavorable impact from an affiliated life reinsurance recapture. This also includes an unfavorable prior period refinement resulting from modeling improvements in the reserving process for our universal life business in the MetLife Holdings segment, which increased operating earnings by $25 million in the current period.
Expenses and Taxes. A $16 million increase in expenses was primarily due to an increase in costs associated with corporate initiatives and projects, as well as expenses incurred in the current period related to the guaranty fund assessment for Penn Treaty Network America Insurance Company, partially offset by lower costs as a result of the U.S. Retail Advisor Force Divestiture. Costs associated with corporate initiatives and projects include leasehold impairments, Separation-related costs and costs related to Company’s unit cost initiative. The Company’s effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income and tax credits for investments in low income housing. Higher utilization of tax preferenced items improved operating earnings by $25 million over the prior period.
Other. In connection with the Separation, annuities reinsurance activity with affiliates increased operating earnings by $254 million. This favorable impact was primarily due to the recapture in 2016 of certain single-premium deferred annuity reinsurance agreements and the elimination of interest credited payments on the related reinsurance payable, as well as lower DAC amortization. This increase was partially offset by the net unfavorable impact in the current period from the recapture and novation of, as well as refinements to, assumed and ceded agreements with affiliates covering certain variable annuity business.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2016 Annual Report; (ii) Part II, Item 1, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017; and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2016 Annual Report, Metropolitan Life Insurance Company received approximately 4,146 asbestos-related claims in 2016. During the six months ended June 30, 2017 and 2016, Metropolitan Life Insurance Company received approximately 1,896 and 2,348 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2017.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2016 Annual Report. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2016 Annual Report.
Regulatory and Legal Risks
The following updates the risk factor entitled “Potential Regulation of MetLife, Inc. as a Non-Bank SIFI Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations” included in the 2016 Annual Report.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI Could Adversely Affect Our Ability to Compete and Our Business and Results of Operations
* * *
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Overview — Other Key Information — Significant Events — Non-Bank SIFI” for recent developments concerning FSOC’s appeal of the D.C. District Court’s order that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROPOLITAN LIFE INSURANCE COMPANY

By:		/s/ William O’Donnell
	Name:	William O’Donnell
	Title:	Executive Vice President and Chief
Accounting Officer (Authorized Signatory
and Principal Accounting Officer)
Date: August 9, 2017

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

E - 1