Form 10-Q
period 2017-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2017-11-08
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 8, 2017, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at September 30, 2017 (Unaudited) and December 31, 2016 and for the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited))
	Interim Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Interim Condensed Consolidated Statements of Equity	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	7
	Note 2 — Segment Information	10
	Note 3 — Insurance	17
	Note 4 — Closed Block	19
	Note 5 — Investments	22
	Note 6 — Derivatives	36
	Note 7 — Fair Value	51
	Note 8 — Equity	69
	Note 9 — Other Expenses	72
	Note 10 — Employee Benefit Plans	72
	Note 11 — Contingencies, Commitments and Guarantees	73
	Note 12 — Related Party Transactions	79
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	84
Item 4.	Controls and Procedures	97

Part II — Other Information
Item 1.	Legal Proceedings	98
Item 1A.	Risk Factors	100
Item 6.	Exhibits	101

Signatures		102

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
Note Regarding Reliance on Statements in Our Contracts
See “Item 6. Exhibits — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $160,383 and $155,141, respectively)	$172,284	$163,120
Equity securities available-for-sale, at estimated fair value (cost: $1,712 and $1,785, respectively)	1,791	1,839
Mortgage loans (net of valuation allowances of $272 and $267, respectively; includes $564 and $566, respectively, under the fair value option)	58,054	56,560
Policy loans	5,985	5,945
Real estate and real estate joint ventures (includes $1,102 and $1,124, respectively, relating to variable interest entities; includes $61 and $56, respectively, of real estate held-for-sale)	6,657	6,386
Other limited partnership interests (includes $0 and $14, respectively, relating to variable interest entities)	3,893	3,725
Short-term investments, principally at estimated fair value	4,682	4,690
Other invested assets (includes $140 and $39, respectively, relating to variable interest entities)	15,335	17,255
Total investments	268,681	259,520
Cash and cash equivalents, principally at estimated fair value (includes $9 and $0, respectively, relating to variable interest entities)	4,323	5,714
Accrued investment income	2,228	2,019
Premiums, reinsurance and other receivables (includes $3 and $6, respectively, relating to variable interest entities)	22,148	22,383
Deferred policy acquisition costs and value of business acquired	4,492	4,743
Other assets (includes $3 and $3, respectively, relating to variable interest entities)	4,514	4,346
Separate account assets	132,670	133,836
Total assets	$439,056	$432,561
Liabilities and Equity
Liabilities
Future policy benefits	$118,726	$115,556
Policyholder account balances	94,175	92,466
Other policy-related balances	6,607	6,731
Policyholder dividends payable	551	510
Policyholder dividend obligation	2,201	1,931
Payables for collateral under securities loaned and other transactions	21,839	20,815
Short-term debt	100	100
Long-term debt (includes $6 and $12, respectively, at estimated fair value, relating to variable interest entities)	1,679	1,589
Current income tax payable	236	50
Deferred income tax liability	2,738	2,503
Other liabilities	28,976	29,497
Separate account liabilities	132,670	133,836
Total liabilities	410,498	405,584
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,149	14,413
Retained earnings	9,184	9,250
Accumulated other comprehensive income (loss)	5,041	3,119
Total Metropolitan Life Insurance Company stockholder’s equity	28,379	26,787
Noncontrolling interests	179	190
Total equity	28,558	26,977
Total liabilities and equity	$439,056	$432,561
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Premiums	$6,629	$6,142	$17,597	$16,801
Universal life and investment-type product policy fees	556	638	1,706	1,928
Net investment income	2,660	2,870	7,955	8,349
Other revenues	371	389	1,148	1,121
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(6)	(4)	(7)	(66)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	1	(5)	1	(9)
Other net investment gains (losses)	101	51	190	190
Total net investment gains (losses)	96	42	184	115
Net derivative gains (losses)	(26)	(205)	(317)	(562)
Total revenues	10,286	9,876	28,273	27,752
Expenses
Policyholder benefits and claims	7,317	6,897	19,561	19,019
Interest credited to policyholder account balances	567	560	1,660	1,675
Policyholder dividends	267	302	827	924
Other expenses	1,205	1,364	3,808	4,450
Total expenses	9,356	9,123	25,856	26,068
Income (loss) before provision for income tax	930	753	2,417	1,684
Provision for income tax expense (benefit)	187	123	475	232
Net income (loss)	743	630	1,942	1,452
Less: Net income (loss) attributable to noncontrolling interests	5	(7)	8	(9)
Net income (loss) attributable to Metropolitan Life Insurance Company	$738	$637	$1,934	$1,461
Comprehensive income (loss)	$914	$637	$3,864	$5,619
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	(7)	8	(9)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$909	$644	$3,856	$5,628
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$5	$14,413	$9,250	$3,119	$26,787	$190	$26,977
Capital contributions from MetLife, Inc.		5			5		5
Returns of capital		(20)			(20)		(20)
Dividends paid to MetLife, Inc.			(2,000)		(2,000)		(2,000)
Purchase of operating joint venture interest from an affiliate (Note 5)		(249)			(249)		(249)
Change in equity of noncontrolling interests						(19)	(19)
Net income (loss)			1,934		1,934	8	1,942
Other comprehensive income (loss), net of income tax				1,922	1,922		1,922
Balance at September 30, 2017	$5	$14,149	$9,184	$5,041	$28,379	$179	$28,558

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$5	$14,444	$13,738	$2,685	$30,872	$372	$31,244
Capital contributions from MetLife, Inc.		4			4		4
Returns of capital		(62)			(62)		(62)
Tax deficiencies related to stock-based compensation		(11)			(11)		(11)
Dividends paid to MetLife, Inc.			(3,600)		(3,600)		(3,600)
Change in equity of noncontrolling interests						(203)	(203)
Net income (loss)			1,461		1,461	(9)	1,452
Other comprehensive income (loss), net of income tax				4,167	4,167		4,167
Balance at September 30, 2016	$5	$14,375	$11,599	$6,852	$32,831	$160	$32,991
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$5,010	$3,625
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	37,260	53,466
Equity securities	470	798
Mortgage loans	5,696	9,008
Real estate and real estate joint ventures	673	353
Other limited partnership interests	412	618
Purchases of:
Fixed maturity securities	(40,819)	(53,863)
Equity securities	(387)	(703)
Mortgage loans	(7,020)	(11,010)
Real estate and real estate joint ventures	(671)	(1,125)
Other limited partnership interests	(536)	(589)
Cash received in connection with freestanding derivatives	1,439	1,165
Cash paid in connection with freestanding derivatives	(2,259)	(1,589)
Net change in policy loans	(40)	86
Net change in short-term investments	78	(128)
Net change in other invested assets	(168)	(316)
Net change in property, equipment and leasehold improvements	(148)	(154)
Net cash provided by (used in) investing activities	(6,020)	(3,983)
Cash flows from financing activities
Policyholder account balances:
Deposits	53,149	46,119
Withdrawals	(52,610)	(44,175)
Net change in payables for collateral under securities loaned and other transactions	1,443	1,698
Long-term debt issued	169	11
Long-term debt repaid	(81)	(55)
Financing element on certain derivative instruments and other derivative related transactions, net	(210)	(72)
Dividends paid to MetLife, Inc.	(2,000)	(3,600)
Returns of capital	(5)	(62)
Return of capital associated with the purchase of operating joint venture interest from an affiliate (Note 5)	(249)	—
Other, net	(10)	19
Net cash provided by (used in) financing activities	(404)	(117)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	23	—
Change in cash and cash equivalents	(1,391)	(475)
Cash and cash equivalents, beginning of period	5,714	4,651
Cash and cash equivalents, end of period	$4,323	$4,176
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$64	$71
Income tax	$1,137	$596
Non-cash transactions:
Capital contributions from MetLife, Inc.	$5	$4
Returns of capital	$15	$—
Fixed maturity securities received in connection with pension risk transfer transactions	$—	$985
Transfer of fixed maturity securities from affiliate	$292	$—
Transfer of fixed maturity securities to affiliates	$—	$3,435
Transfer of mortgage loans to affiliates	$—	$375
Deconsolidation of real estate joint venture:
Reduction of real estate and real estate joint ventures	$—	$339
Reduction of noncontrolling interests	$—	$339
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a provider of insurance, annuities, employee benefits and asset management. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
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
Adoption of New Accounting Pronouncements
Effective January 1, 2017, the Company early adopted guidance relating to business combinations. The new guidance clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard will result in fewer acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
Future Adoption of New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on hedging activities (Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The new guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In March 2017, the FASB issued new guidance on purchased callable debt securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.) The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In March 2017, the FASB issued new guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost). The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption was permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available-for-sale (“AFS”) and to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The estimated impact, using values as of September 30, 2017, related to the change in accounting for equity securities AFS, was $50 million of net unrealized investment gains, net of income tax, which would be reclassified from accumulated other comprehensive income (“AOCI”) to retained earnings. The estimated financial statement impact related to cost method other limited partnership interests and real estate joint ventures was not material.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company will apply this guidance retrospectively with a cumulative-effect adjustment as of January 1, 2018. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP. However, it will not impact the accounting for insurance and investment contracts within the scope of Accounting Standards Codification Topic 944, Financial Services - Insurance, leases, financial instruments and certain guarantees. For those contracts that are impacted, the new guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. Given the scope of the new revenue recognition guidance, the Company does not expect the adoption to have a material impact on its consolidated revenues or statements of operations, with the Company’s implementation efforts primarily focused on other revenues on the consolidated statements of operations. Other revenues on the consolidated statements of operations represents less than 5% of consolidated total revenues for the nine months ended September 30, 2017. Based on implementation efforts completed to date, the Company has identified revenue streams within the scope of the guidance and is evaluating the related contracts, primarily consisting of prepaid legal plans and administrative-only contracts in the U.S. segment, advisory fees in the MetLife Holdings segment, and fee-based investment management services in Corporate & Other. While the Company has not yet identified any material changes in the recognition and measurement of other revenue, the Company’s assessment is ongoing, including the consideration of the new disclosure requirements.
2. Segment Information
The Company is organized into two segments: U.S. and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding, representing 80.8% of those shares, to MetLife, Inc. common shareholders (the “Separation”). MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding.
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
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including enterprise-wide strategic initiative restructuring charges and various start-up businesses (including the investment management business through which the Company offers fee-based investment management services to institutional clients, as well as the direct to consumer portion of the U.S. Direct business). Corporate & Other also includes the Company’s ancillary international operations, the business of the Company that MetLife, Inc. separated and included in Brighthouse Financial in the prior periods and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The financial measures of operating revenues and operating expenses focus on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MLIC but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also includes the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MLIC that do not meet the criteria to be included in results of discontinued operations under GAAP. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses).
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

	Operating Results
Three Months Ended September 30, 2017	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,820	$806	$3	$6,629	$—	$6,629
Universal life and investment-type product policy fees	245	286	—	531	25	556
Net investment income	1,554	1,228	(39)	2,743	(83)	2,660
Other revenues	191	36	144	371	—	371
Net investment gains (losses)	—	—	—	—	96	96
Net derivative gains (losses)	—	—	—	—	(26)	(26)
Total revenues	7,810	2,356	108	10,274	12	10,286
Expenses
Policyholder benefits and claims and policyholder dividends	6,006	1,448	—	7,454	130	7,584
Interest credited to policyholder account balances	373	195	—	568	(1)	567
Capitalization of DAC	(15)	(2)	—	(17)	—	(17)
Amortization of DAC and VOBA	15	(79)	—	(64)	21	(43)
Interest expense on debt	3	2	21	26	—	26
Other expenses	681	291	272	1,244	(5)	1,239
Total expenses	7,063	1,855	293	9,211	145	9,356
Provision for income tax expense (benefit)	262	161	(190)	233	(46)	187
Operating earnings	$485	$340	$5	830
Adjustments to:
Total revenues				12
Total expenses				(145)
Provision for income tax (expense) benefit				46
Net income (loss)				$743		$743

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2017	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$15,055	$2,530	$12	$17,597	$—	$17,597
Universal life and investment-type product policy fees	757	876	—	1,633	73	1,706
Net investment income	4,646	3,711	(103)	8,254	(299)	7,955
Other revenues	581	126	441	1,148	—	1,148
Net investment gains (losses)	—	—	—	—	184	184
Net derivative gains (losses)	—	—	—	—	(317)	(317)
Total revenues	21,039	7,243	350	28,632	(359)	28,273
Expenses
Policyholder benefits and claims and policyholder dividends	15,743	4,395	3	20,141	247	20,388
Interest credited to policyholder account balances	1,076	587	—	1,663	(3)	1,660
Capitalization of DAC	(42)	(15)	—	(57)	—	(57)
Amortization of DAC and VOBA	44	165	—	209	(85)	124
Interest expense on debt	8	6	65	79	—	79
Other expenses	2,044	895	735	3,674	(12)	3,662
Total expenses	18,873	6,033	803	25,709	147	25,856
Provision for income tax expense (benefit)	756	381	(485)	652	(177)	475
Operating earnings	$1,410	$829	$32	2,271
Adjustments to:
Total revenues				(359)
Total expenses				(147)
Provision for income tax (expense) benefit				177
Net income (loss)				$1,942		$1,942

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2016	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$13,451	$3,303	$47	$16,801	$—	$16,801
Universal life and investment-type product policy fees	741	928	182	1,851	77	1,928
Net investment income	4,518	4,260	(35)	8,743	(394)	8,349
Other revenues	561	98	462	1,121	—	1,121
Net investment gains (losses)	—	—	—	—	115	115
Net derivative gains (losses)	—	—	—	—	(562)	(562)
Total revenues	19,271	8,589	656	28,516	(764)	27,752
Expenses
Policyholder benefits and claims and policyholder dividends	14,232	5,475	103	19,810	133	19,943
Interest credited to policyholder account balances	964	687	26	1,677	(2)	1,675
Capitalization of DAC	(43)	(239)	(3)	(285)	—	(285)
Amortization of DAC and VOBA	43	591	51	685	(265)	420
Interest expense on debt	7	5	72	84	—	84
Other expenses	2,057	1,439	612	4,108	123	4,231
Total expenses	17,260	7,958	861	26,079	(11)	26,068
Provision for income tax expense (benefit)	720	178	(403)	495	(263)	232
Operating earnings	$1,291	$453	$198	1,942
Adjustments to:
Total revenues				(764)
Total expenses				11
Provision for income tax (expense) benefit				263
Net income (loss)				$1,452		$1,452
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2017	December 31, 2016
	(In millions)
U.S.	$250,516	$247,314
MetLife Holdings	164,588	163,048
Corporate & Other	23,952	22,199
Total	$439,056	$432,561

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
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	September 30, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2)	$55,962		$25,123		$54,629		$24,310
Separate account value	$45,046		$24,179		$43,359		$23,330
Net amount at risk	$1,082	(3)	$383	(4)	$1,386	(3)	$328	(4)
Average attained age of contractholders	66 years		65 years		65 years		64 years
Other Annuity Guarantees:
Total account value (2)	N/A		$140		N/A		$141
Net amount at risk	N/A		$93	(5)	N/A		$92	(5)
Average attained age of contractholders	N/A		52 years		N/A		52 years

	September 30, 2017		December 31, 2016
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (2)	$4,548	$985	$4,306	$1,014
Net amount at risk (6)	$47,348	$6,826	$49,161	$7,164
Average attained age of policyholders	54 years	62 years	53 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Balance at December 31 of prior period	$11,621	$7,527
Less: Reinsurance recoverables	539	273
Net Balance at December 31 of prior period	11,082	7,254
Cumulative adjustment (1)	—	3,397
Net balance, beginning of period	11,082	10,651
Incurred related to:
Current period	11,768	12,392
Prior periods (2)	205	239
Total incurred	11,973	12,631
Paid related to:
Current period	(8,952)	(8,678)
Prior periods	(3,115)	(3,505)
Total paid	(12,067)	(12,183)
Net balance, end of period	10,988	11,099
Add: Reinsurance recoverables	1,355	1,489
Balance, end of period (included in future policy benefits and other policy-related balances)	$12,343	$12,588
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

(2)
During both the nine months ended September 30, 2017 and 2016, as a result of changes in estimates of insured events in the respective prior periods, the claims and claim adjustment expenses associated with prior periods increased due to unfavorable claims experience.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2017	December 31, 2016
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,489	$40,834
Other policy-related balances	193	257
Policyholder dividends payable	483	443
Policyholder dividend obligation	2,201	1,931
Current income tax payable	—	4
Other liabilities	277	196
Total closed block liabilities	43,643	43,665
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,541	27,220
Equity securities available-for-sale, at estimated fair value	71	100
Mortgage loans	5,904	5,935
Policy loans	4,542	4,553
Real estate and real estate joint ventures	628	655
Other invested assets	1,053	1,246
Total investments	39,739	39,709
Cash and cash equivalents	60	18
Accrued investment income	487	467
Premiums, reinsurance and other receivables	68	68
Current income tax recoverable	30	—
Deferred income tax assets	109	177
Total assets designated to the closed block	40,493	40,439
Excess of closed block liabilities over assets designated to the closed block	3,150	3,226
Amounts included in accumulated other comprehensive income (loss) (“AOCI”):
Unrealized investment gains (losses), net of income tax	1,851	1,517
Unrealized gains (losses) on derivatives, net of income tax	23	95
Allocated to policyholder dividend obligation, net of income tax	(1,431)	(1,255)
Total amounts included in AOCI	443	357
Maximum future earnings to be recognized from closed block assets and liabilities	$3,593	$3,583
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	(In millions)
Balance, beginning of period	$1,931	$1,783
Change in unrealized investment and derivative gains (losses)	270	148
Balance, end of period	$2,201	$1,931

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Revenues
Premiums	$413	$436	$1,247	$1,297
Net investment income	450	486	1,368	1,435
Net investment gains (losses)	—	(3)	(10)	(19)
Net derivative gains (losses)	(6)	4	(24)	(3)
Total revenues	857	923	2,581	2,710
Expenses
Policyholder benefits and claims	591	619	1,773	1,861
Policyholder dividends	235	232	732	723
Other expenses	30	33	94	100
Total expenses	856	884	2,599	2,684
Revenues, net of expenses before provision for income tax expense (benefit)	1	39	(18)	26
Provision for income tax expense (benefit)	—	13	(8)	8
Revenues, net of expenses and provision for income tax expense (benefit)	$1	$26	$(10)	$18
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

	September 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$52,903	$4,851	$277	$—	$57,477	$52,665	$4,079	$586	$—	$56,158
U.S. government and agency	36,722	3,630	244	—	40,108	32,834	3,238	457	—	35,615
Foreign corporate	24,311	1,563	507	—	25,367	24,596	957	1,196	—	24,357
RMBS	23,470	1,095	184	(39)	24,420	22,786	911	290	(10)	23,417
ABS	7,652	68	15	—	7,705	7,567	32	95	—	7,504
State and political subdivision	6,284	1,159	8	—	7,435	6,252	928	44	—	7,136
CMBS	5,239	145	27	—	5,357	4,876	118	59	—	4,935
Foreign government	3,802	639	26	—	4,415	3,565	507	74	—	3,998
Total fixed maturity securities	$160,383	$13,150	$1,288	$(39)	$172,284	$155,141	$10,770	$2,801	$(10)	$163,120
Equity securities:
Common stock	$1,274	$72	$16	$—	$1,330	$1,220	$91	$12	$—	$1,299
Non-redeemable preferred stock	438	29	6	—	461	565	14	39	—	540
Total equity securities	$1,712	$101	$22	$—	$1,791	$1,785	$105	$51	$—	$1,839
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $1 million and less than $1 million with unrealized gains (losses) of less than ($1) million and less than $1 million at September 30, 2017 and December 31, 2016, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$6,872	$35,227	$30,763	$51,160	$36,361	$160,383
Estimated fair value	$6,894	$36,381	$32,449	$59,078	$37,482	$172,284

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

	September 30, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$4,644	$119	$1,750	$158	$8,406	$337	$2,260	$249
U.S. government and agency	15,499	240	149	4	6,032	457	—	—
Foreign corporate	2,153	74	3,870	433	5,343	336	4,523	860
RMBS	5,075	77	1,566	68	6,662	187	1,707	93
ABS	1,156	2	463	13	1,482	12	1,714	83
State and political subdivision	222	6	60	2	943	43	17	1
CMBS	882	8	123	19	922	15	432	44
Foreign government	216	6	249	20	581	26	309	48
Total fixed maturity securities	$29,847	$532	$8,230	$717	$30,371	$1,413	$10,962	$1,378
Equity securities:
Common stock	$98	$16	$3	$—	$58	$12	$10	$—
Non-redeemable preferred stock	—	—	82	6	139	6	120	33
Total equity securities	$98	$16	$85	$6	$197	$18	$130	$33
Total number of securities in an unrealized loss position	1,592		886		3,076		940
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Gross unrealized losses on fixed maturity securities decreased $1.5 billion during the nine months ended September 30, 2017 to $1.2 billion. The decrease in gross unrealized losses for the nine months ended September 30, 2017 was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads, and to a lesser extent the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At September 30, 2017, $107 million of the total $1.2 billion of gross unrealized losses were from 30 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Gross unrealized losses on equity securities decreased $29 million during the nine months ended September 30, 2017 to $22 million.
Investment Grade Fixed Maturity Securities
Of the $107 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $70 million, or 65%, were related to gross unrealized losses on 13 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $107 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $37 million, or 35%, were related to gross unrealized losses on 17 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$34,495	59.4%	$34,008	60.1%
Agricultural	12,700	21.9	12,358	21.9
Residential	10,567	18.2	9,895	17.5
Subtotal (1)	57,762	99.5	56,261	99.5
Valuation allowances	(272)	(0.5)	(267)	(0.5)
Subtotal mortgage loans, net	57,490	99.0	55,994	99.0
Residential — FVO	564	1.0	566	1.0
Total mortgage loans, net	$58,054	100.0%	$56,560	100.0%
__________________

(1)
Purchases of mortgage loans, primarily residential, were $409 million and $1.9 billion for the three months and nine months ended September 30, 2017, respectively, and $732 million and $1.9 billion for the three months and nine months ended September 30, 2016, respectively.

Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2017
Commercial	$—	$—	$—	$—	$—	$34,495	$171	$—
Agricultural	22	21	2	28	28	12,651	38	47
Residential	—	—	—	335	304	10,263	61	304
Total	$22	$21	$2	$363	$332	$57,409	$270	$351
December 31, 2016
Commercial	$—	$—	$—	$12	$12	$33,996	$167	$12
Agricultural	11	9	1	27	27	12,322	37	35
Residential	—	—	—	265	241	9,654	62	241
Total	$11	$9	$1	$304	$280	$55,972	$266	$288
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $31 million and $297 million, respectively, for the three months ended September 30, 2017; and $6 million, $28 million and $275 million, respectively, for the nine months ended September 30, 2017.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $12 million, $48 million and $202 million, respectively, for the three months ended September 30, 2016; and $34 million, $52 million and $174 million, respectively, for the nine months ended September 30, 2016.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2017				2016
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$167	$38	$62	$267	$165	$37	$55	$257
Provision (release)	4	4	10	18	—	2	11	13
Charge-offs, net of recoveries	—	(2)	(11)	(13)	—	(2)	(12)	(14)
Balance, end of period	$171	$40	$61	$272	$165	$37	$54	$256

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2017
Loan-to-value ratios:
Less than 65%	$29,702	$1,430	$242	$31,374	91.0%	$32,058	91.1%
65% to 75%	2,441	159	168	2,768	8.0	2,769	7.9
76% to 80%	149	—	57	206	0.6	202	0.6
Greater than 80%	—	—	147	147	0.4	143	0.4
Total	$32,292	$1,589	$614	$34,495	100%	$35,172	100%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$29,352	$1,036	$564	$30,952	91.0%	$31,320	91.2%
65% to 75%	2,522	—	198	2,720	8.0	2,694	7.9
76% to 80%	116	—	—	116	0.3	115	0.3
Greater than 80%	118	27	75	220	0.7	214	0.6
Total	$32,108	$1,063	$837	$34,008	100%	$34,343	100%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$12,162	95.7%	$11,829	95.7%
65% to 75%	520	4.1	424	3.4
76% to 80%	9	0.1	17	0.2
Greater than 80%	9	0.1	88	0.7
Total	$12,700	100.0%	$12,358	100.0%
The estimated fair value of agricultural mortgage loans was $12.8 billion and $12.5 billion at September 30, 2017 and December 31, 2016, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$10,198	96.5%	$9,563	96.6%
Nonperforming	369	3.5	332	3.4
Total	$10,567	100.0%	$9,895	100.0%
The estimated fair value of residential mortgage loans was $11.2 billion and $10.3 billion at September 30, 2017 and December 31, 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In millions)
Commercial	$—	$—	$—	$—	$—	$—
Agricultural	134	127	125	104	36	23
Residential	369	332	—	—	369	332
Total	$503	$459	$125	$104	$405	$355
Mortgage Loans Modified in a Troubled Debt Restructuring
During both the three months and nine months ended September 30, 2017 and 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents was $3.0 billion and $4.7 billion at September 30, 2017 and December 31, 2016, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2017	December 31, 2016
	(In millions)
Fixed maturity securities	$11,787	$7,912
Fixed maturity securities with noncredit OTTI losses included in AOCI	39	10
Total fixed maturity securities	11,826	7,922
Equity securities	123	72
Derivatives	1,557	2,244
Other	62	16
Subtotal	13,568	10,254
Amounts allocated from:
Future policy benefits	(18)	(9)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	(1)
DAC, VOBA and DSI	(759)	(569)
Policyholder dividend obligation	(2,201)	(1,931)
Subtotal	(2,979)	(2,510)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(13)	(3)
Deferred income tax benefit (expense)	(3,689)	(2,690)
Net unrealized investment gains (losses)	$6,887	$5,051
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2017
(In millions)
Balance, beginning of period	$5,051
Fixed maturity securities on which noncredit OTTI losses have been recognized	29
Unrealized investment gains (losses) during the period	3,285
Unrealized investment gains (losses) relating to:
Future policy benefits	(9)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—
DAC, VOBA and DSI	(190)
Policyholder dividend obligation	(270)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(10)
Deferred income tax benefit (expense)	(999)
Balance, end of period	$6,887
Change in net unrealized investment gains (losses)	$1,836
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2017 and December 31, 2016.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$14,447	$15,694
Estimated fair value	$15,551	$16,496
Cash collateral received from counterparties (2)	$15,919	$16,807
Security collateral received from counterparties (3)	$—	$14
Reinvestment portfolio — estimated fair value	$16,012	$16,821
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	September 30, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$3,532	$6,962	$5,425	$15,919	$4,033	$5,640	$7,134	$16,807
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2017 was $3.5 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency and ABS), short-term investments and cash equivalents with 68% invested in agency RMBS, U.S. government and agency securities, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Repurchase Agreements
Elements of the short-term repurchase agreements are presented below at:

September 30, 2017
(In millions)
Securities on loan: (1)
Amortized cost	$1,879
Estimated fair value	$2,000
Cash collateral received from counterparties (2)	$1,960
Reinvestment portfolio — estimated fair value	$1,972
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	September 30, 2017
	Remaining Tenor of Repurchase Agreements
	1 Month or Less	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$1,960	$1,960
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities and ABS), short-term investments and cash equivalents with 68% invested in agency RMBS, U.S. government and agency securities, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company. There were no repurchase agreements outstanding at December 31, 2016.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	September 30, 2017	December 31, 2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$49	$47
Invested assets pledged as collateral	20,938	20,750
Total invested assets on deposit and pledged as collateral	$20,987	$20,797
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,102	$—	$1,124	$—
Renewable energy partnership (2)	114	—	—	—
Other investments (3)	41	6	62	12
Total	$1,257	$6	$1,186	$12
__________________

(1)
The Company’s investment in these affiliated real estate joint ventures was $1.0 billion at both September 30, 2017 and December 31, 2016. Other affiliates’ investments in these affiliated real estate joint ventures totaled $83 million and $85 million at September 30, 2017 and December 31, 2016, respectively.

(2)
Assets of the renewable energy partnership, primarily consisting of other invested assets, were consolidated in prior periods. As a result of the Separation and a reassessment in the third quarter of 2017, the renewable energy partnership was determined to be a consolidated VIE.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$35,845	$35,845	$34,912	$34,912
U.S. and foreign corporate	1,162	1,162	1,167	1,167
Other limited partnership interests	3,490	5,865	3,383	5,674
Other invested assets	2,159	2,570	2,089	2,666
Real estate joint ventures	70	84	81	95
Total	$42,726	$45,526	$41,632	$44,514
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $123 million and $150 million at September 30, 2017 and December 31, 2016, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the nine months ended September 30, 2017 and 2016.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$1,764	$1,907	$5,274	$5,803
Equity securities	20	19	68	65
Mortgage loans	697	630	1,989	1,930
Policy loans	77	104	230	311
Real estate and real estate joint ventures	104	159	327	366
Other limited partnership interests	163	154	506	274
Cash, cash equivalents and short-term investments	20	10	54	31
Operating joint venture	6	2	12	7
Other	49	67	154	136
Subtotal	2,900	3,052	8,614	8,923
Less: Investment expenses	240	182	659	574
Net investment income	$2,660	$2,870	$7,955	$8,349
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
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$—	$—	$(58)
Communications	—	—	—	(3)
Consumer	(5)	—	(5)	—
Total U.S. and foreign corporate securities	(5)	—	(5)	(61)
State and political subdivision	—	—	(1)	—
RMBS	—	(9)	—	(14)
OTTI losses on fixed maturity securities recognized in earnings	(5)	(9)	(6)	(75)
Fixed maturity securities — net gains (losses) on sales and disposals	1	61	41	268
Total gains (losses) on fixed maturity securities	(4)	52	35	193
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(4)	(5)	(16)	(71)
Non-redeemable preferred stock	—	—	(1)	—
OTTI losses on equity securities recognized in earnings	(4)	(5)	(17)	(71)
Equity securities — net gains (losses) on sales and disposals	—	7	1	21
Total gains (losses) on equity securities	(4)	2	(16)	(50)
Mortgage loans	(16)	(9)	(44)	(6)
Real estate and real estate joint ventures	169	20	436	28
Other limited partnership interests	(30)	(8)	(44)	(38)
Other	21	(14)	(90)	(44)
Subtotal	136	43	277	83
FVO consolidated securitization entities:
Securities	—	1	—	2
Non-investment portfolio gains (losses)	(40)	(2)	(93)	30
Subtotal	(40)	(1)	(93)	32
Total net investment gains (losses)	$96	$42	$184	$115
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($30) million and ($139) million for the three months and nine months ended September 30, 2017, respectively, and $1 million and $24 million for the three months and nine months ended September 30, 2016, respectively.

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

	Three Months Ended September 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$5,888	$15,343	$317	$28
Gross investment gains	$32	$135	$4	$9
Gross investment losses	(31)	(74)	(4)	(2)
OTTI losses	(5)	(9)	(4)	(5)
Net investment gains (losses)	$(4)	$52	$(4)	$2

	Nine Months Ended September 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$22,256	$41,425	$407	$85
Gross investment gains	$225	$637	$9	$28
Gross investment losses	(184)	(369)	(8)	(7)
OTTI losses	(6)	(75)	(17)	(71)
Net investment gains (losses)	$35	$193	$(16)	$(50)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Balance, beginning of period	$136	$171	$157	$188
Addition:
Additional impairments — credit loss OTTI on securities previously impaired	—	8	—	11
Reduction:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(4)	(10)	(25)	(30)
Balance, end of period	$132	$169	$132	$169

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$179	$453	$4,555
Amortized cost of invested assets transferred to affiliates	$—	$169	$416	$4,297
Net investment gains (losses) recognized on transfers	$—	$10	$37	$258
Estimated fair value of invested assets transferred from affiliates	$—	$51	$293	$150
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
The Company had affiliated loans outstanding to MetLife, Inc., which are included in other invested assets, totaling $1.8 billion at both September 30, 2017 and December 31, 2016. Net investment income from affiliated loans was $19 million and $58 million for the three months and nine months ended September 30, 2017, respectively, and $23 million and $70 million for the three months and nine months ended September 30, 2016, respectively.
As a structured settlements assignment company, the Company purchases annuities from Brighthouse to fund the periodic structured settlement claim payment obligations it assumes. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate annuity contract values recorded, for which the Company has also recorded unpaid claim obligations of equal amounts, were $1.3 billion at both September 30, 2017 and December 31, 2016. The related net investment income and corresponding policyholder benefits and claims recognized were $18 million and $51 million for the three months and nine months ended September 30, 2017, respectively, and $17 million and $46 million for the three months and nine months ended September 30, 2016, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which is included in other invested assets, with a carrying value of $100 million at both September 30, 2017 and December 31, 2016. Net investment income from this surplus note was $1 million and $3 million for both the three months and nine months ended September 30, 2017, and the three months and nine months ended September 30, 2016.
The Company held preferred stock of Metropolitan Property and Casualty Insurance Company, an affiliate, which was included in other invested assets, with a carrying value of $315 million at both September 30, 2017 and December 31, 2016. Net investment income from the affiliated preferred stock dividends was $1 million and $4 million for both the three months and nine months ended September 30, 2017, and the three months and nine months ended September 30, 2016.
In March 2017, the Company purchased from Brighthouse Insurance an interest in an operating joint venture for $286 million, which was settled in cash in April 2017.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $18 million and $54 million for the three months and nine months ended September 30, 2017, respectively, and $42 million and $127 million for the three months and nine months ended September 30, 2016, respectively.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,942	$2,305	$3	$4,993	$2,221	$6
Foreign currency swaps	Foreign currency exchange rate	636	44	4	1,200	29	224
Subtotal		4,578	2,349	7	6,193	2,250	230
Cash flow hedges:
Interest rate swaps	Interest rate	3,534	307	—	1,793	325	26
Interest rate forwards	Interest rate	3,413	—	203	4,033	—	370
Foreign currency swaps	Foreign currency exchange rate	22,027	936	1,043	20,080	1,435	1,604
Subtotal		28,974	1,243	1,246	25,906	1,760	2,000
Total qualifying hedges		33,552	3,592	1,253	32,099	4,010	2,230
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	43,155	1,773	328	32,662	2,514	879
Interest rate floors	Interest rate	7,201	127	—	9,001	173	2
Interest rate caps	Interest rate	73,018	54	2	78,358	112	3
Interest rate futures	Interest rate	2,096	2	—	2,342	3	—
Interest rate options	Interest rate	7,525	156	35	850	144	1
Interest rate forwards	Interest rate	—	—	—	396	—	3
Interest rate total return swaps	Interest rate	1,048	3	9	1,549	2	127
Synthetic GICs	Interest rate	11,254	—	—	5,566	—	—
Foreign currency swaps	Foreign currency exchange rate	7,068	644	135	8,175	1,247	58
Foreign currency forwards	Foreign currency exchange rate	1,429	37	6	1,396	52	18
Credit default swaps — purchased	Credit	878	10	7	961	12	6
Credit default swaps — written	Credit	8,031	166	1	8,025	119	8
Equity futures	Equity market	1,712	—	6	1,851	10	—
Equity index options	Equity market	6,773	223	496	11,119	260	426
Equity variance swaps	Equity market	5,579	81	228	5,579	69	193
Equity total return swaps	Equity market	1,063	—	35	1,013	1	42
Total non-designated or nonqualifying derivatives		177,830	3,276	1,288	168,843	4,718	1,766
Total		$211,382	$6,868	$2,541	$200,942	$8,728	$3,996
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2017 and December 31, 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(167)	$(342)	$(634)	$947
Embedded derivatives gains (losses)	141	137	317	(1,509)
Total net derivative gains (losses)	$(26)	$(205)	$(317)	$(562)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$73	$70	$220	$199
Interest credited to policyholder account balances	(20)	—	(40)	7
Nonqualifying hedges:
Net investment income	—	—	—	(1)
Net derivative gains (losses)	93	152	327	428
Policyholder benefits and claims	2	1	4	3
Total	$148	$223	$511	$636

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2017
Interest rate derivatives	$(60)	$(2)	$—
Foreign currency exchange rate derivatives	(238)	—	—
Credit derivatives — purchased	(6)	—	—
Credit derivatives — written	24	—	—
Equity derivatives	(124)	(2)	(52)
Total	$(404)	$(4)	$(52)
Three Months Ended September 30, 2016
Interest rate derivatives	$(305)	$—	$—
Foreign currency exchange rate derivatives	65	—	—
Credit derivatives — purchased	(13)	—	—
Credit derivatives — written	36	—	—
Equity derivatives	(231)	(2)	(62)
Total	$(448)	$(2)	$(62)
Nine Months Ended September 30, 2017
Interest rate derivatives	$(260)	$(2)	$—
Foreign currency exchange rate derivatives	(639)	—	—
Credit derivatives — purchased	(14)	—	—
Credit derivatives — written	80	—	—
Equity derivatives	(442)	(4)	(149)
Total	$(1,275)	$(6)	$(149)
Nine Months Ended September 30, 2016
Interest rate derivatives	$867	$—	$—
Foreign currency exchange rate derivatives	275	—	—
Credit derivatives — purchased	(31)	—	—
Credit derivatives — written	38	—	—
Equity derivatives	(304)	(12)	(57)
Total	$845	$(12)	$(57)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities	$1	$—	$1
	Policyholder liabilities (1)	(13)	12	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(8)	9	1
	Foreign-denominated policyholder account balances (2)	15	(16)	(1)
Total		$(5)	$5	$—
Three Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$5	$(3)	$2
	Policyholder liabilities (1)	(47)	42	(5)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	1	(1)	—
	Foreign-denominated policyholder account balances (2)	(1)	1	—
Total		$(42)	$39	$(3)
Nine Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities	$2	$(2)	$—
	Policyholder liabilities (1)	(15)	83	68
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(13)	14	1
	Foreign-denominated policyholder account balances (2)	61	(40)	21
Total		$35	$55	$90
Nine Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$(3)	$1	$(2)
	Policyholder liabilities (1)	472	(482)	(10)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	5	(4)	1
	Foreign-denominated policyholder account balances (2)	(27)	24	(3)
Total		$447	$(461)	$(14)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). There were no amounts reclassified from AOCI into net derivative gains (losses) for the three months ended September 30, 2017. The amount reclassified from AOCI into net derivative gains (losses) was $20 million for the nine months ended September 30, 2017. These amounts were $7 million and $10 million for the three months and nine months ended September 30, 2016.
At both September 30, 2017 and December 31, 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At September 30, 2017 and December 31, 2016, the balance in AOCI associated with cash flow hedges was $1.6 billion and $2.2 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended September 30, 2017
Interest rate swaps	$15	$8	$4	$(2)
Interest rate forwards	2	(1)	1	—
Foreign currency swaps	(37)	282	(1)	—
Credit forwards	—	—		—
Total	$(20)	$289	$4	$(2)
Three Months Ended September 30, 2016
Interest rate swaps	$21	$27	$4	$—
Interest rate forwards	(6)	1	—	—
Foreign currency swaps	24	69	—	(4)
Credit forwards	—	—	—	—
Total	$39	$97	$4	$(4)
Nine Months Ended September 30, 2017
Interest rate swaps	$90	$22	$12	$5
Interest rate forwards	138	(5)	2	(1)
Foreign currency swaps	(2)	882	(1)	1
Credit forwards	—	1	—	—
Total	$226	$900	$13	$5
Nine Months Ended September 30, 2016
Interest rate swaps	$330	$44	$10	$—
Interest rate forwards	34	—	2	—
Foreign currency swaps	339	169	(1)	(3)
Credit forwards	—	3	—	—
Total	$703	$216	$11	$(3)
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

At September 30, 2017, the Company expected to reclassify ($3) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.0 billion at both September 30, 2017 and December 31, 2016. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2017 and December 31, 2016, the Company would have received $165 million and $111 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$3	$229	2.2	$1	$229	2.7
Credit default swaps referencing indices	42	2,193	3.0	32	2,093	3.5
Subtotal	45	2,422	2.9	33	2,322	3.4
Baa
Single name credit default swaps (3)	5	493	1.6	3	563	2.2
Credit default swaps referencing indices	96	4,761	5.4	61	4,730	5.1
Subtotal	101	5,254	5.0	64	5,293	4.8
Ba
Single name credit default swaps (3)	—	105	3.6	(2)	115	4.2
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	105	3.6	(2)	115	4.2
B
Single name credit default swaps (3)	2	30	2.6	—	70	1.8
Credit default swaps referencing indices	17	220	5.2	16	225	5.0
Subtotal	19	250	4.9	16	295	4.2
Total	$165	$8,031	4.4	$111	$8,025	4.4
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $8.0 billion from the table above was $30 million at both September 30, 2017 and December 31, 2016.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (1)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,773	$2,284	$7,926	$3,349
OTC-cleared (1), (6)	152	218	905	611
Exchange-traded	2	6	13	—
Total gross estimated fair value of derivatives (1)	6,927	2,508	8,844	3,960
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	6,927	2,508	8,844	3,960
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,914)	(1,914)	(2,737)	(2,737)
OTC-cleared	(32)	(32)	(391)	(391)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,702)	—	(3,418)	—
OTC-cleared	(115)	(181)	(497)	(217)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,092)	(371)	(1,560)	(609)
OTC-cleared	—	(5)	—	—
Exchange-traded	—	(5)	—	—
Net amount after application of master netting agreements and collateral	$72	$—	$241	$6
__________________

(1)
At September 30, 2017 and December 31, 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $59 million and $116 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($33) million and ($36) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2017 and December 31, 2016, the Company received excess cash collateral of $143 million and $77 million, respectively, and provided excess cash collateral of $4 million and $9 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $81 million and $21 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $179 million and $75 million, respectively, for its OTC-bilateral derivatives, and $307 million and $531 million, respectively, for its OTC-cleared derivatives, and $66 million and $116 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	September 30, 2017			December 31, 2016
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$371	$—	$371	$612	$—	$612
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$465	$—	$465	$684	$—	$684
Cash	$—	$—	$—	$—	$—	$—
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength or credit rating, as applicable	$—	$—	$—	$—	$—	$—
Downgrade in financial strength or credit rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—	$—	$—	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2017	December 31, 2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$—	$460
Options embedded in debt or equity securities	Investments	(119)	(78)
Embedded derivatives within asset host contracts		$(119)	$382
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(31)	$169
Assumed guaranteed minimum benefits	Policyholder account balances	3	390
Funds withheld on ceded reinsurance	Other liabilities	906	777
Fixed annuities with equity indexed returns	Policyholder account balances	53	17
Embedded derivatives within liability host contracts		$931	$1,353
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net derivative gains (losses) (1), (2)	$141	$137	$317	$(1,509)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($17) million and ($39) million for the three months and nine months ended September 30, 2017, respectively, and ($47) million and $173 million for the three months and nine months ended September 30, 2016, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. For the three months and nine months ended September 30, 2017, the Company did not have any ceded guaranteed minimum benefits. The amounts included in net derivative gains (losses) in connection with this adjustment were $9 million and ($64) million for the three months and nine months ended September 30, 2016, respectively.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$52,694	$4,783	$57,477
U.S. government and agency	20,192	19,916	—	40,108
Foreign corporate	—	21,403	3,964	25,367
RMBS	412	20,637	3,371	24,420
ABS	—	7,286	419	7,705
State and political subdivision	—	7,434	1	7,435
CMBS	—	5,329	28	5,357
Foreign government	—	4,401	14	4,415
Total fixed maturity securities	20,604	139,100	12,580	172,284
Equity securities	483	943	365	1,791
Short-term investments	2,467	1,813	402	4,682
Residential mortgage loans — FVO	—	—	564	564
Derivative assets: (1)
Interest rate	2	4,722	3	4,727
Foreign currency exchange rate	—	1,661	—	1,661
Credit	—	137	39	176
Equity market	—	199	105	304
Total derivative assets	2	6,719	147	6,868
Embedded derivatives within asset host contracts (3)	—	—	—	—
Separate account assets (3)	23,832	107,799	1,039	132,670
Total assets	$47,388	$256,374	$15,097	$318,859
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$368	$212	$580
Foreign currency exchange rate	—	1,184	4	1,188
Credit	—	8	—	8
Equity market	6	531	228	765
Total derivative liabilities	6	2,091	444	2,541
Embedded derivatives within liability host contracts (2)	—	—	931	931
Long-term debt	—	—	—	—
Separate account liabilities (3)	1	6	2	9
Total liabilities	$7	$2,097	$1,377	$3,481

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

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At September 30, 2017 and December 31, 2016, debt and equity securities also included embedded derivatives of ($119) million and ($78) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and less than 1% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2017.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2017 and December 31, 2016, there were no transfers between Levels 1 and 2.
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

					September 30, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	21	-	140	108	18	-	138	106	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	498	121	25	-	700	117	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	5	-	173	94	19	-	137	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	28	-	104	100	20	-	106	99	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	100	99	98	-	100	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	200	-	300		200	-	300		Increase (7)
			•	Repurchase rates (8)	—	-	8		(44)	-	18		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(24)	-	(1)		50	-	236		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	100		97	-	98		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	9%	-	30%		14%	-	32%		Increase (7)
			•	Correlation (12)	10%	-	30%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	0.46%		0.04%	-	0.57%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both September 30, 2017 and December 31, 2016, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Three Months Ended September 30, 2017
Balance, beginning of period	$8,458	$—	$4,133	$—	$14	$416
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(4)	—	21	—	—	—
Total realized/unrealized gains (losses) included in AOCI	121	—	17	—	—	(3)
Purchases (4)	420	—	220	—	—	4
Sales (4)	(255)	—	(303)	—	—	(52)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	117	—	—	1	—	—
Transfers out of Level 3 (5)	(110)	—	(270)	—	—	—
Balance, end of period	$8,747	$—	$3,818	$1	$14	$365
Three Months Ended September 30, 2016
Balance, beginning of period	$8,904	$175	$4,415	$28	$65	$456
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	9	—	25	—	—	4
Total realized/unrealized gains (losses) included in AOCI	66	—	23	3	—	(12)
Purchases (4)	431	98	702	—	17	4
Sales (4)	(407)	—	(294)	—	(1)	(11)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	331	—	36	7	—	1
Transfers out of Level 3 (5)	(139)	(2)	(159)	—	(10)	(5)
Balance, end of period	$9,195	$271	$4,748	$38	$71	$437
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (6)	$(3)	$—	$21	$—	$—	$(2)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (6)	$1	$—	$26	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Long-term Debt
	(In millions)
Three Months Ended September 30, 2017
Balance, beginning of period	$821	$615	$(277)	$(1,008)	$975	$(19)
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	32	(5)	131	6	—
Total realized/unrealized gains (losses) included in AOCI	—	—	1	—	—	—
Purchases (4)	—	10	—	—	136	—
Sales (4)	(247)	(72)	—	—	(35)	—
Issuances (4)	—	—	—	—	1	—
Settlements (4)	—	(21)	(16)	(54)	(1)	19
Transfers into Level 3 (5)	2	—	—	—	56	—
Transfers out of Level 3 (5)	(174)	—	—	—	(101)	—
Balance, end of period	$402	$564	$(297)	$(931)	$1,037	$—
Three Months Ended September 30, 2016
Balance, beginning of period	$—	$449	$102	$(1,508)	$1,485	$(44)
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	10	(44)	119	(25)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	(8)	—	—	—
Purchases (4)	187	42	—	—	4	—
Sales (4)	(1)	(5)	—	—	(25)	—
Issuances (4)	—	—	(1)	—	30	—
Settlements (4)	—	(15)	(10)	(57)	(45)	2
Transfers into Level 3 (5)	—	—	—	—	8	—
Transfers out of Level 3 (5)	—	—	—	—	(178)	—
Balance, end of period	$186	$481	$39	$(1,446)	$1,254	$(42)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (6)	$—	$32	$(9)	$59	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (6)	$—	$10	$(33)	$119	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Nine Months Ended September 30, 2017
Balance, beginning of period	$8,839	$—	$4,541	$10	$21	$420
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	5	—	76	—	—	(14)
Total realized/unrealized gains (losses) included in AOCI	394	—	94	—	—	27
Purchases (4)	1,853	—	465	—	—	10
Sales (4)	(1,229)	—	(1,038)	—	(1)	(74)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	58	—	10	1	—	—
Transfers out of Level 3 (5)	(1,173)	—	(330)	(10)	(6)	(4)
Balance, end of period	$8,747	$—	$3,818	$1	$14	$365
Nine Months Ended September 30, 2016
Balance, beginning of period	$8,282	$—	$4,416	$33	$275	$328
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	1	—	73	1	—	(21)
Total realized/unrealized gains (losses) included in AOCI	633	13	(19)	2	(1)	38
Purchases (4)	1,155	98	1,726	—	18	20
Sales (4)	(717)	—	(966)	—	(1)	(15)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	589	160	4	7	—	282
Transfers out of Level 3 (5)	(748)	—	(486)	(5)	(220)	(195)
Balance, end of period	$9,195	$271	$4,748	$38	$71	$437
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (6)	$(1)	$—	$66	$—	$—	$(12)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (6)	$3	$—	$76	$1	$—	$(26)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Long-term Debt
	(In millions)
Nine Months Ended September 30, 2017
Balance, beginning of period	$25	$566	$(559)	$(893)	$1,141	$(74)
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	38	7	343	(22)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	136	—	—	—
Purchases (4)	400	184	—	—	269	—
Sales (4)	—	(155)	—	—	(78)	—
Issuances (4)	—	—	—	—	1	—
Settlements (4)	—	(69)	119	(381)	(62)	34
Transfers into Level 3 (5)	2	—	—	—	21	—
Transfers out of Level 3 (5)	(25)	—	—	—	(233)	40
Balance, end of period	$402	$564	$(297)	$(931)	$1,037	$—
Nine Months Ended September 30, 2016
Balance, beginning of period	$200	$314	$(23)	$186	$1,520	$(36)
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	22	63	(1,476)	7	—
Total realized/unrealized gains (losses) included in AOCI	—	—	27	—	—	—
Purchases (4)	187	187	6	—	107	—
Sales (4)	(199)	(12)	—	—	(64)	—
Issuances (4)	—	—	(1)	—	28	(11)
Settlements (4)	—	(30)	(33)	(156)	(57)	5
Transfers into Level 3 (5)	—	—	—	—	9	—
Transfers out of Level 3 (5)	(2)	—	—	—	(296)	—
Balance, end of period	$186	$481	$39	$(1,446)	$1,254	$(42)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (6)	$—	$38	$(19)	$343	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (6)	$—	$22	$66	$(1,470)	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	September 30, 2017	December 31, 2016
	(In millions)
Unpaid principal balance	$711	$794
Difference between estimated fair value and unpaid principal balance	(147)	(228)
Carrying value at estimated fair value	$564	$566
Loans in nonaccrual status	$213	$214
Loans more than 90 days past due	$106	$137
Loans in nonaccrual status or more than 90 days past due, or both - difference between aggregate estimated fair value and unpaid principal balance	$(121)	$(150)
The following table presents information for long-term debt, which is accounted for under the FVO, and was initially measured at fair value.

	September 30, 2017	December 31, 2016
	(In millions)
Contractual principal balance	$—	$71
Difference between estimated fair value and contractual principal balance	—	3
Carrying value at estimated fair value (1)	$—	$74
__________________

(1)	Changes in estimated fair value are recognized in net investment gains (losses). Interest expense is recognized in other expenses.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$57,490	$—	$—	$59,149	$59,149
Policy loans	$5,985	$—	$259	$6,769	$7,028
Real estate joint ventures	$2	$—	$—	$11	$11
Other limited partnership interests	$234	$—	$—	$239	$239
Other invested assets	$2,260	$—	$2,051	$159	$2,210
Premiums, reinsurance and other receivables	$15,036	$—	$643	$14,895	$15,538
Liabilities
Policyholder account balances	$75,498	$—	$—	$76,953	$76,953
Long-term debt	$1,673	$—	$2,037	$—	$2,037
Other liabilities	$15,520	$—	$2,070	$13,553	$15,623
Separate account liabilities	$63,481	$—	$63,481	$—	$63,481

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$55,994	$—	$—	$57,171	$57,171
Policy loans	$5,945	$—	$258	$6,695	$6,953
Real estate joint ventures	$4	$—	$—	$26	$26
Other limited partnership interests	$336	$—	$—	$362	$362
Other invested assets	$2,263	$—	$2,151	$151	$2,302
Premiums, reinsurance and other receivables	$14,888	$—	$368	$15,421	$15,789
Liabilities
Policyholder account balances	$72,944	$—	$—	$74,052	$74,052
Long-term debt	$1,503	$—	$1,755	$—	$1,755
Other liabilities	$14,731	$—	$894	$13,920	$14,814
Separate account liabilities	$65,545	$—	$65,545	$—	$65,545
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, was as follows:

	Three Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,549	$1,216	$(82)	$(1,813)	$4,870
OCI before reclassifications	560	(20)	29	2	571
Deferred income tax benefit (expense)	(214)	7	(7)	(1)	(215)
AOCI before reclassifications, net of income tax	5,895	1,203	(60)	(1,812)	5,226
Amounts reclassified from AOCI	(30)	(293)	—	40	(283)
Deferred income tax benefit (expense)	10	102	—	(14)	98
Amounts reclassified from AOCI, net of income tax	(20)	(191)	—	26	(185)
Balance, end of period	$5,875	$1,012	$(60)	$(1,786)	$5,041

	Three Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,051	$1,785	$(53)	$(1,938)	$6,845
OCI before reclassifications	343	39	(16)	(258)	108
Deferred income tax benefit (expense)	(117)	(14)	5	90	(36)
AOCI before reclassifications, net of income tax	7,277	1,810	(64)	(2,106)	6,917
Amounts reclassified from AOCI	(44)	(101)	—	46	(99)
Deferred income tax benefit (expense)	15	36	—	(17)	34
Amounts reclassified from AOCI, net of income tax	(29)	(65)	—	29	(65)
Balance, end of period	$7,248	$1,745	$(64)	$(2,077)	$6,852

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,592	$1,459	$(67)	$(1,865)	$3,119
OCI before reclassifications	3,434	226	9	5	3,674
Deferred income tax benefit (expense)	(1,215)	(79)	(2)	(2)	(1,298)
AOCI before reclassifications, net of income tax	5,811	1,606	(60)	(1,862)	5,495
Amounts reclassified from AOCI	98	(913)	—	118	(697)
Deferred income tax benefit (expense)	(34)	319	—	(42)	243
Amounts reclassified from AOCI, net of income tax	64	(594)	—	76	(454)
Balance, end of period	$5,875	$1,012	$(60)	$(1,786)	$5,041

	Nine Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,337	$1,436	$(74)	$(2,014)	$2,685
OCI before reclassifications	6,132	703	6	(241)	6,600
Deferred income tax benefit (expense)	(2,148)	(247)	4	84	(2,307)
AOCI before reclassifications, net of income tax	7,321	1,892	(64)	(2,171)	6,978
Amounts reclassified from AOCI	(113)	(227)	—	145	(195)
Deferred income tax benefit (expense)	40	80	—	(51)	69
Amounts reclassified from AOCI, net of income tax	(73)	(147)	—	94	(126)
Balance, end of period	$7,248	$1,745	$(64)	$(2,077)	$6,852
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(5)	$52	$30	$144	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	—	(5)	11	Net investment income
Net unrealized investment gains (losses)	38	(8)	(123)	(42)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	30	44	(98)	113
Income tax (expense) benefit	(10)	(15)	34	(40)
Net unrealized investment gains (losses), net of income tax	20	29	(64)	73
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	8	27	22	44	Net derivative gains (losses)
Interest rate swaps	4	4	12	10	Net investment income
Interest rate forwards	(1)	1	(5)	—	Net derivative gains (losses)
Interest rate forwards	1	—	2	2	Net investment income
Foreign currency swaps	282	69	882	169	Net derivative gains (losses)
Foreign currency swaps	(1)	—	(1)	(1)	Net investment income
Credit forwards	—	—	1	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	293	101	913	227
Income tax (expense) benefit	(102)	(36)	(319)	(80)
Gains (losses) on cash flow hedges, net of income tax	191	65	594	147
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(45)	(48)	(134)	(150)
Amortization of prior service (costs) credit	5	2	16	5
Amortization of defined benefit plan items, before income tax	(40)	(46)	(118)	(145)
Income tax (expense) benefit	14	17	42	51
Amortization of defined benefit plan items, net of income tax	(26)	(29)	(76)	(94)
Total reclassifications, net of income tax	$185	$65	$454	$126
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Compensation	$530	$488	$1,541	$1,598
Pension, postretirement and postemployment benefit costs	51	41	138	199
Commissions	132	168	398	527
Volume-related costs	69	40	164	162
Affiliated expenses on ceded and assumed reinsurance	149	152	521	774
Capitalization of DAC	(17)	(59)	(57)	(285)
Amortization of DAC and VOBA	(43)	212	124	420
Interest expense on debt	26	28	79	84
Premium taxes, licenses and fees	62	89	210	272
Professional services	266	235	755	662
Rent and related expenses, net of sublease income	72	38	122	108
Other	(92)	(68)	(187)	(71)
Total other expenses	$1,205	$1,364	$3,808	$4,450
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Employee Benefit Plans (continued)

The components of net periodic benefit costs were as follows:

	Three Months Ended September 30,
	2017		2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$40	$—	$49	$3
Interest costs	98	16	100	20
Divestitures and curtailment costs (1)	3	2	(1)	(1)
Expected return on plan assets	(121)	(16)	(139)	(20)
Amortization of net actuarial (gains) losses	45	—	45	3
Amortization of prior service costs (credit)	—	(5)	—	(2)
Allocated to affiliates	(9)	—	(15)	(3)
Net periodic benefit costs (credit)	$56	$(3)	$39	$—

	Nine Months Ended September 30,
	2017		2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$120	$3	$155	$7
Interest costs	295	50	314	62
Divestitures and curtailment costs (1)	3	2	(1)	26
Expected return on plan assets	(362)	(48)	(389)	(56)
Amortization of net actuarial (gains) losses	134	—	143	7
Amortization of prior service costs (credit)	(1)	(15)	—	(5)
Allocated to affiliates	(26)	(1)	(50)	(7)
Net periodic benefit costs (credit)	$163	$(9)	$172	$34
__________________
(1) During the three months and nine months ended September 30, 2016, the Company recognized curtailment charges on certain postretirement benefit plans in connection with the sale to MassMutual of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2017. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2017, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $350 million.
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
As reported in the 2016 Annual Report, Metropolitan Life Insurance Company received approximately 4,146 asbestos-related claims in 2016. During the nine months ended September 30, 2017 and 2016, Metropolitan Life Insurance Company received approximately 2,742 and 3,267 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2017.
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
In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised Metropolitan Life Insurance Company that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted Metropolitan Life Insurance Company (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. In September 2012, the EPA, Metropolitan Life Insurance Company and the third party executed an Administrative Order on Consent under which Metropolitan Life Insurance Company and the third party agreed to be responsible for certain environmental testing at the Chemform Site. The EPA may seek additional costs if the environmental testing identifies issues. The EPA and Metropolitan Life Insurance Company have reached a settlement in principal on the EPA’s claim for past costs. The Company estimates that the aggregate cost to resolve this matter, including the settlement for claims of past costs and the costs of environmental testing, will not exceed $300 thousand.
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
Total Control Accounts Litigation
Metropolitan Life Insurance Company is a defendant in a lawsuit related to its use of retained asset accounts, known as total control accounts (“TCA”), as a settlement option for death benefits.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of all persons for whom Metropolitan Life Insurance Company established a retained asset account, known as a TCA, to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied Metropolitan Life Insurance Company’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. The Company intends to defend this action vigorously.
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
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on Metropolitan Life Insurance Company’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to Metropolitan Life Insurance Company’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted Metropolitan Life Insurance Company’s motion, dismissing the action with prejudice. On April 21, 2017, plaintiff appealed this ruling.
Miller, et al. v. MetLife, Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiffs filed this putative class action against MetLife, Inc. and Metropolitan Life Insurance Company in the U.S. District Court for the Central District of California, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy for a Group Variable Universal Life policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On September 25, 2017, Plaintiffs dismissed the action and refiled the complaint in U.S. District Court for the Southern District of New York. The Company intends to defend this action vigorously.
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act, the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that Metropolitan Life Insurance Company improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. The Company intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.3 billion and $3.9 billion at September 30, 2017 and December 31, 2016, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.0 billion and $4.2 billion at September 30, 2017 and December 31, 2016, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $127 million, with a cumulative maximum of $367 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $4 million at September 30, 2017 and $5 million at December 31, 2016, respectively, for indemnities, guarantees and commitments.
12. Related Party Transactions

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $575 million and $1.7 billion for the three months and nine months ended September 30, 2017, respectively, and $631 million and $1.7 billion for the three months and nine months ended September 30, 2016, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $31 million and $93 million for the three months and nine months ended September 30, 2017, respectively, and $37 million and $104 million for the three months and nine months ended September 30, 2016, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $27 million and $82 million for the three months and nine months ended September 30, 2017, respectively, and $37 million and $110 million for the three months and nine months ended September 30, 2016, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $378 million and $1.1 billion for the three months and nine months ended September 30, 2017, respectively, and $304 million and $1.1 billion for the three months and nine months ended September 30, 2016, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $142 million and $165 million at September 30, 2017 and December 31, 2016, respectively.
See Notes 5 and 10 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, Metropolitan Tower Life Insurance Company and General American Life Insurance Company, all of which are related parties. Additionally, the Company has reinsurance agreements with Brighthouse Insurance, Brighthouse Life Insurance Company of NY (“Brighthouse NY”) and New England Life Insurance Company (“NELICO”), former subsidiaries of MetLife, Inc. that were part of the Separation. See Note 2.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Premiums
Reinsurance assumed	$5	$188	$118	$569
Reinsurance ceded	(32)	(9)	(101)	(30)
Net premiums	$(27)	$179	$17	$539
Universal life and investment-type product policy fees
Reinsurance assumed	$(2)	$14	$16	$45
Reinsurance ceded	(6)	(40)	(16)	(109)
Net universal life and investment-type product policy fees	$(8)	$(26)	$—	$(64)
Other revenues
Reinsurance assumed	$4	$9	$30	$(5)
Reinsurance ceded	139	143	421	429
Net other revenues	$143	$152	$451	$424
Policyholder benefits and claims
Reinsurance assumed	$4	$197	$63	$532
Reinsurance ceded	(26)	(34)	(90)	(72)
Net policyholder benefits and claims	$(22)	$163	$(27)	$460
Interest credited to policyholder account balances
Reinsurance assumed	$12	$8	$36	$24
Reinsurance ceded	(3)	(22)	(9)	(66)
Net interest credited to policyholder account balances	$9	$(14)	$27	$(42)
Other expenses
Reinsurance assumed	$(4)	$9	$33	$456
Reinsurance ceded	139	145	459	417
Net other expenses	$135	$154	$492	$873

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	September 30, 2017		December 31, 2016
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$50	$12,730	$229	$13,334
Deferred policy acquisition costs and value of business acquired	—	(182)	38	(198)
Total assets	$50	$12,548	$267	$13,136
Liabilities
Future policy benefits	$384	$(4)	$663	$(4)
Policyholder account balances	168	—	563	—
Other policy-related balances	104	16	212	18
Other liabilities	1,865	12,969	1,853	13,065
Total liabilities	$2,521	$12,981	$3,291	$13,079
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $15 million and $10 million at September 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with these embedded derivatives were less than ($1) million and ($6) million for the three months and nine months ended September 30, 2017, respectively, and less than ($1) million and ($17) million for the three months and nine months ended September 30, 2016, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $0 and $460 million at September 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were less than ($1) million and ($110) million for the three months and nine months ended September 30, 2017, respectively, and ($33) million and $275 million for the three months and nine months ended September 30, 2016, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $891 million and $767 million at September 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivative were less than ($1) million and ($124) million for the three months and nine months ended September 30, 2017, respectively, and ($3) million and ($512) million for the three months and nine months ended September 30, 2016, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $3 million and $390 million at September 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were less than $1 million and $263 million for the three months and nine months ended September 30, 2017, respectively, $6 million and ($136) million for the three months and nine months ended September 30, 2016, respectively.
In January 2017, Brighthouse NY and NELICO recaptured risks related to certain variable annuities, including guaranteed minimum benefits, reinsured by the Company. This recapture resulted in a decrease in cash and cash equivalents of $34 million, a decrease in premiums, reinsurance and other receivables of $77 million, a decrease in future policy benefits of $79 million, a decrease in policyholder account balances of $387 million and an increase in other liabilities of $76 million. For the nine months ended September 30, 2017, the Company recognized a gain of $178 million, net of income tax, as a result of this transaction.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

In January 2017, the Company recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities reinsured by Brighthouse Insurance. This recapture resulted in an increase in investments and cash and cash equivalents of $428 million and a decrease in premiums, reinsurance and other receivables of $565 million. The Company recognized a loss of $89 million, net of income tax, for the nine months ended September 30, 2017, as a result of this transaction.

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
Business
Overview
MLIC is a provider of insurance, annuities, employee benefits and asset management to both individuals and groups. MLIC is organized into two segments: U.S. and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Other Key Information
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding, representing 80.8% of those shares, to MetLife, Inc. common shareholders (the “Separation”). MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding. Certain MetLife affiliates hold MetLife, Inc. common stock and, as a result, participated in the distribution.

U.S. Retail Advisor Force Divestiture
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. (the “U.S. Retail Advisor Force Divestiture”). MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which the part of MetLife’s former U.S. retail business now in Brighthouse will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement.
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
Non-Bank SIFI
On December 18, 2014, the Financial Stability Oversight Council (“FSOC”) designated MetLife, Inc. as a non-bank systemically important financial institution (“non-bank SIFI”) subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), as well as to enhanced supervision and prudential standards. On March 30, 2016, the U.S. District Court for the District of Columbia (the “D.C. District Court”) ordered that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded. On April 8, 2016, the FSOC appealed the D.C. District Court’s order to the United States Court of Appeals for the District of Columbia (“D.C. Circuit”), and oral argument was heard on October 24, 2016. In a Presidential Memorandum for the Secretary of the Treasury dated April 21, 2017, President Trump directed the Secretary of the Treasury to review the FSOC SIFI designation process for transparency, due process and other factors, and, pending the completion of the review and submission of the Secretary’s recommendations, to refrain from voting for any non-emergency designations. The Secretary’s review and report were due by October 18, 2017. As of November 8, 2017, the Secretary’s report has not yet been issued. On August 2, 2017, the D.C. Circuit ordered that the appeal be held in abeyance pending the issuance of that report by the Secretary of the Treasury. The D.C. Circuit also ordered the parties to file additional procedural motions to govern future proceedings by November 17, 2017, or within 30 days of the issuance of the Treasury Secretary’s report, whichever occurs first. If the FSOC prevails on appeal or designates MetLife, Inc. as systemically important as part of its ongoing review of non-bank financial companies, MetLife, Inc. could once again be subject to regulation as a non-bank SIFI. See “Business — Regulation — Potential Regulation of MetLife, Inc. as a Non-Bank SIFI” included in the 2016 Annual Report.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades. However, President Trump and the majority party have expressed goals to amend Dodd-Frank. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation is now being considered by the U.S. Senate. On February 3, 2017, President Trump issued an Executive Order that calls for a comprehensive review of laws, treaties, regulations, policies and guidance regulating the U.S. financial system, and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the Executive Order. The Secretary’s report on asset management and insurance was issued on October 26, 2017 and recommended activities-based evaluations of systemic risk in the insurance industry rather than an entity-based approach. The report also supported primary regulation of the U.S. insurance industry by the states rather than the federal government. See “Business — Regulation — Insurance Regulation” and “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated and Changes in Regulation and In Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2016 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q, for a discussion of Dodd-Frank and other U.S. regulation.
Insurance Regulation
Insurance Regulatory Examinations and Other Activities
The International Association of Insurance Supervisors has encouraged U.S. insurance supervisors, such as the New York State Department of Financial Services (“NYDFS”), to establish Supervisory Colleges for U.S.-based insurance groups with international operations, including MetLife, to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. In October 2017, a Supervisory College meeting was chaired by the NYDFS and attended by MetLife’s key U.S. and international regulators. MetLife has not received any reports or recommendations from the Supervisory College meeting, and we do not expect any outcome of the meeting to have a material adverse effect on our business.
ERISA Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), among others. DOL regulations which became effective on June 9, 2017 broadened circumstances under which we may be deemed fiduciaries under ERISA in providing investment advice, increasing our potential exposure to fiduciary liabilities. Regulations that apply more onerous disclosure requirements and increase fiduciary requirements also become effective on January 1, 2018. On February 3, 2017, President Trump asked the DOL to update its analysis of the impact of the new regulations and possibly propose new regulations. On July 6, 2017, the DOL published a new Request for Information regarding a possible delay in the applicability date of January 1, 2018 along with possible additional changes to the rule. Following this, on August 31, 2017, the DOL proposed to delay the applicability date to July 1, 2019. The public comment period for that proposal ended on September 15, 2017. The rule is also being challenged in the Fifth Circuit Court of Appeals (and elsewhere), where a decision is expected by the end of 2017. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2016 Annual Report.
Potential Regulation of MetLife, Inc. as a Non-Bank SIFI
See “— Overview — Other Key Information — Non-Bank SIFI” above for recent developments concerning FSOC’s appeal of the D.C. District Court’s order that the designation of MetLife, Inc. as a non-bank SIFI by the FSOC be rescinded.
Regulation of Over-the-Counter Derivatives and Qualified Financial Contracts
Federal banking regulators have recently adopted new rules that will apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These new rules, which will begin to go into effect in 2019, will generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these new rules, it could limit our recovery in the event of a default and increase our counterparty risk.

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

Results of Operations
Consolidated Results
Business Overview. Overall sales for the nine months ended September 30, 2017 increased over prior period levels reflecting higher sales from our U.S. segment in both our Retirement and Income Solutions (“RIS”) and Group Benefits businesses. The increase in RIS was primarily driven by an increase in funding agreement issuances, as well as higher sales of pension risk transfers and stable value products, partially offset by lower sales of structured settlements. Strong performance from our core and voluntary products resulted in a 22% increase in sales from our Group Benefits business. In connection with the Separation and the U.S. Retail Advisor Force Divestiture, we have discontinued the marketing of life and annuity products in our MetLife Holdings segment, which has led to lower sales.

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Revenues
Premiums	$17,597	$16,801
Universal life and investment-type product policy fees	1,706	1,928
Net investment income	7,955	8,349
Other revenues	1,148	1,121
Net investment gains (losses)	184	115
Net derivative gains (losses)	(317)	(562)
Total revenues	28,273	27,752
Expenses
Policyholder benefits and claims and policyholder dividends	20,388	19,943
Interest credited to policyholder account balances	1,660	1,675
Capitalization of DAC	(57)	(285)
Amortization of DAC and VOBA	124	420
Interest expense on debt	79	84
Other expenses	3,662	4,231
Total expenses	25,856	26,068
Income (loss) before provision for income tax	2,417	1,684
Provision for income tax expense (benefit)	475	232
Net income (loss)	1,942	1,452
Less: Net income (loss) attributable to noncontrolling interests	8	(9)
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,934	$1,461
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
During the nine months ended September 30, 2017, income (loss) before provision for income tax increased $733 million ($490 million, net of income tax) from the prior period primarily driven by favorable changes in operating earnings and net derivative gains (losses). As previously discussed, MLIC distributed to MetLife, Inc., as a non-cash extraordinary dividend, all of the issued and outstanding shares of common stock of each of NELICO and GALIC in December 2016. This transaction resulted in a $40 million decrease in net income for the nine months ended September 30, 2017 as compared to the prior period.

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

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Non-VA program derivatives
Interest rate	$68	$992
Foreign currency exchange rate	(354)	(50)
Credit	107	45
Equity	26	9
Non-VA embedded derivatives	(190)	(664)
Total non-VA program derivatives	(343)	332
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	511	(85)
Nonperformance risk adjustment	(39)	173
Other risks	145	(1,209)
Total	617	(1,121)
Embedded derivatives - ceded reinsurance:
Market and other risks	(110)	340
Nonperformance risk adjustment	—	(64)
Total	(110)	276
Freestanding derivatives hedging direct and assumed embedded derivatives	(481)	(49)
Total VA program derivatives	26	(894)
Net derivative gains (losses)	$(317)	$(562)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $675 million ($439 million, net of income tax). This was primarily due to mid- and long-term interest rates decreasing less in the current period versus the prior period, unfavorably impacting receive-fixed interest rate swaps, swaptions and floors, primarily hedging long duration liability portfolios. Additionally, the U.S. dollar weakened in relation to other key currencies more in the current period relative to the prior period, unfavorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. These unfavorable changes were partially offset by a change in the value of the underlying assets favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $920 million ($598 million, net of income tax). This was due to a favorable change of $1.1 billion ($694 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $148 million ($96 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.

The foregoing favorable change of $1.1 billion ($694 million, net of income tax) was primarily driven by changes in market factors and other risks.
The primary changes in market factors are summarized as follows:

•
Long-term interest rates decreased less in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 6 basis points in the current period and decreased 84 basis points in the prior period.

•
Key weighted average equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives.

The primary changes in other risks are summarized as follows:

•	Updates to actuarial policyholder behavior assumptions within the valuation model;

•	Impacts due to variable annuity reinsurance recaptures, which became effective in the first quarter of 2017;

•	An increase in the risk margin adjustment measuring policyholder behavior risks, which was affected by market and interest rate changes; and

•	A combination of other factors, which include fees being deducted from accounts and changes in the benefit base, premiums, lapses, withdrawals and deaths.
We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The unfavorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $212 million ($138 million, net of income tax) was primarily due to an unfavorable change of $190 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and an unfavorable change of $22 million, before income tax, related to changes in our own credit spread. The favorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $64 million ($42 million, net of income tax) was due to a favorable change of $53 million, before income tax, as a result of the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $11 million, before income tax, related to changes in our own credit spread.
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

Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $69 million ($45 million, net of income tax) primarily reflects higher gains on sales of real estate joint ventures and lower impairments of fixed maturity and equity securities. These favorable changes were partially offset by lower gains on sales of fixed maturity and equity securities, lower foreign currency transaction gains, increased provisions for loan losses on mortgage loans and higher impairments on leveraged leases.
Actuarial Assumption Review. Results for the current period include a $74 million ($48 million, net of income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which an $18 million ($12 million, net of income tax) gain was recognized in net derivative gains (losses). Of the $74 million gain, a $141 million ($92 million, net of income tax) gain was associated with DAC, offset by a $67 million ($44 million, net of income tax) loss related to reserves. The $18 million gain recognized in net derivative gains (losses) associated with this annual review of actuarial assumptions was included within the other risks in embedded derivatives - direct and assumed guarantees caption in the table above.
As a result of our annual review of actuarial assumptions, changes were made to policyholder behavior, mortality and operational assumptions. The significant impacts of the assumption review were on the individual life and variable annuity blocks of business and are summarized as follows:

•	Changes in the mortality assumptions resulted in a net charge of $23 million ($15 million, net of income tax).

•
Changes in policyholder behavior assumptions resulted in reserve increases, net of reinsurance, which were partially offset by favorable DAC, resulting in a net charge of $45 million ($29 million net of income tax).

•	Operational updates, most notably related to updates to maintenance expense assumptions and the closed block projections, resulted in a net gain of $142 million ($92 million, net of income tax).
Results for the prior period include a $722 million ($469 million, net of income tax) loss associated with the annual review of actuarial assumptions related to reserves and DAC, of which a $798 million ($519 million, net of income tax) loss was recognized in net derivative gains (losses). Of the $722 million charge, a $787 million ($512 million, net of income tax) loss was related to reserves while a $65 million ($43 million, net of income tax) gain was associated with DAC.
Taxes. Income tax expense for the nine months ended September 30, 2017 was $475 million, or 20% of income before provision for income tax, compared with income tax expense of $232 million, or 14% of income before provision for income tax, for the nine months ended September 30, 2016. Our effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, and tax credits for low income housing. Current and prior period results include tax benefits of $25 million and $36 million, respectively, for tax audit settlements.
Operating Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use operating earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance and allocate resources. We believe that the presentation of operating earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Operating earnings allows analysis of our performance and facilitates comparisons to industry results. Operating earnings should not be viewed as a substitute for net income (loss). Operating earnings increased $329 million, net of income tax, to $2.3 billion, net of income tax, for the nine months ended September 30, 2017 from $1.9 billion, net of income tax, for the nine months ended September 30, 2016.

Reconciliation of net income (loss) to operating earnings

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Net income (loss)	$1,942	$1,452
Less: Net investment gains (losses)	184	115
Less: Net derivative gains (losses)	(317)	(562)
Less: Other adjustments to net income (1)	(373)	(306)
Less: Provision for income tax (expense) benefit	177	263
Operating earnings	$2,271	$1,942
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Reconciliation of revenues to operating revenues and expenses to operating expenses

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Total revenues	$28,273	$27,752
Less: Net investment gains (losses)	184	115
Less: Net derivative gains (losses)	(317)	(562)
Less: Other adjustments to revenues (1)	(226)	(317)
Total operating revenues	$28,632	$28,516
Total expenses	$25,856	$26,068
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(66)	(281)
Less: Other adjustments to expenses (1)	213	270
Total operating expenses	$25,709	$26,079
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.
Consolidated Results — Operating
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
As previously mentioned, MLIC transferred the issued and outstanding shares of NELICO’s and GALIC’s common stock to MetLife, Inc. in the form of a non-cash extraordinary dividend in December 2016. This transaction, which is excluded from the discussion below, resulted in an $87 million decrease in operating earnings as compared to the prior period.

Business Growth. An increase in net investment income was due to asset growth in our U.S. segment, consistent with the growth in average invested assets from increased net flows in our RIS business. This increase was partially offset by negative net flows, primarily as a result of a reduced asset base in our MetLife Holdings segment, due to the recapture of two assumed single-premium deferred annuity reinsurance agreements with Brighthouse. Consistent with the growth in average invested assets from increased premiums in the U.S. segment, interest credited on long-duration contracts increased. In our MetLife Holdings segment, negative net flows in our deferred annuities business and a decrease in universal life sales resulted in lower asset-based fee income, decreasing operating earnings. Higher interest credited on insurance liabilities and DAC amortization in our MetLife Holdings segment also decreased operating earnings. In our U.S. segment, an increase in premiums, fees and other revenues, coupled with a decline in direct and allocated expenses, was partially offset by higher volume-related expenses. The current period abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act was offset by a corresponding decrease in premiums, fees and other revenues. The combined impact of the items discussed above decreased operating earnings by $67 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by lower prepayment fees, lower income on derivatives and lower returns on real estate joint ventures. In addition, earnings on our securities lending program decreased, which primarily resulted from lower margins due to a flatter yield curve. These declines were partially offset by higher income on other limited partnership interests, driven by improvements in equity market performance, and increased yields on fixed maturity securities. In our MetLife Holdings segment, higher equity returns drove an increase in average separate account balances, resulting in higher asset-based fees in our deferred annuities business. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month London Interbank Offered Rate (“LIBOR”) and, as a result, a higher average interest credited rate drove an increase in interest credited expense. In addition, the crediting rate on certain long-duration insurance contracts increased, which decreased operating earnings. The changes in market factors discussed above resulted in a $22 million decrease in operating earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting increased operating earnings by $87 million due to favorable mortality in our MetLife Holdings and U.S. segments and favorable morbidity in our U.S. segment. Mortality results improved by $58 million primarily as a result of lower life claim severity in our MetLife Holdings segment and favorable claims experience in our U.S. segment, mainly driven by a prior period development in our term life business and favorable current period mortality in our pension risk transfer, structured settlement and post-retirement benefit businesses. These positive results were partially offset by less favorable mortality in our accidental death and dismemberment and universal life businesses, driven by higher incidence and severity, as well as less favorable mortality in our specialized life insurance and income annuities businesses. A $29 million increase in operating earnings was driven by favorable morbidity experience in our U.S. segment, partially offset by unfavorable morbidity experience due to higher claim severity and volume in our long-term care business in our MetLife Holdings segment. The favorable morbidity experience in our U.S. segment was the result of favorable prior period development, current period utilization and the impact of pricing actions in our dental business, as well as favorable claims experience in our group disability and accident & health businesses. The impact in both periods of our annual actuarial assumption review resulted in a $170 million increase in operating earnings, primarily driven by favorable DAC unlockings in the current period compared to unfavorable DAC unlockings in the prior period, primarily in the life business in our MetLife Holdings segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in an increase in operating earnings of $73 million. This includes current period refinements in the MetLife Holdings segment of (i) favorable reserve adjustments resulting from modeling improvements in the reserving process of $32 million and $28 million, in our life and long-term care businesses, respectively; (ii) a $10 million unfavorable DAC adjustment related to certain participating whole life business assumed from Brighthouse; and (iii) a net unfavorable impact from an affiliated life reinsurance recapture. This also includes an unfavorable prior period refinement resulting from modeling improvements in the reserving process for our universal life business in the MetLife Holdings segment, which increased operating earnings by $25 million in the current period.
Expenses and Taxes. An $88 million increase in expenses was primarily due to an increase in costs associated with corporate initiatives and projects, higher employee-related expenses and expenses incurred in the current period related to the guaranty fund assessment for Penn Treaty Network America Insurance Company, partially offset by lower costs as a result of the U.S. Retail Advisor Force Divestiture. Costs associated with corporate initiatives and projects include leasehold impairments, Separation-related costs and costs related to our unit cost initiative. Our effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income and tax credits for investments in low income housing. Current and prior period results include tax benefits of $25 million and $36 million, respectively, for tax audit settlements.

Other. In connection with the Separation, annuities reinsurance activity with Brighthouse increased operating earnings by $254 million. This favorable impact was primarily due to the recapture in 2016 of certain single-premium deferred annuity reinsurance agreements and the elimination of interest credited payments on the related reinsurance payable, as well as lower DAC amortization. This increase was partially offset by the net unfavorable impact in the current period from the recapture and novation of, as well as refinements to, assumed and ceded agreements covering certain variable annuity business.
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
Reconciliations of these non-GAAP measures to the most directly comparable historical GAAP measures are included in the results of operations, see “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
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

Operating revenues and operating expenses
These financial measures focus on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MLIC but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also includes the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MLIC that do not meet the criteria to be included in results of discontinued operations under GAAP. Operating revenues also excludes net investment gains (losses) and net derivative gains (losses).
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3, of the 2016 Annual Report; (ii) Part II, Item 1, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017; and (iii) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages.
As reported in the 2016 Annual Report, Metropolitan Life Insurance Company received approximately 4,146 asbestos-related claims in 2016. During the nine months ended September 30, 2017 and 2016, Metropolitan Life Insurance Company received approximately 2,742 and 3,267 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2014. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2017.
Regulatory Matters
The Company receives and responds to subpoenas or other inquiries seeking a broad range of information from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries.
In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised Metropolitan Life Insurance Company that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted Metropolitan Life Insurance Company (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. In September 2012, the EPA, Metropolitan Life Insurance Company and the third party executed an Administrative Order on Consent under which Metropolitan Life Insurance Company and the third party agreed to be responsible for certain environmental testing at the Chemform Site. The EPA may seek additional costs if the environmental testing identifies issues. The EPA and Metropolitan Life Insurance Company have reached a settlement in principal on the EPA’s claim for past costs. The Company estimates that the aggregate cost to resolve this matter, including the settlement for claims of past costs and the costs of environmental testing, will not exceed $300 thousand.
Total Control Accounts Litigation
Metropolitan Life Insurance Company is a defendant in a lawsuit related to its use of retained asset accounts, known as TCA, as a settlement option for death benefits.

Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of all persons for whom Metropolitan Life Insurance Company established a retained asset account, known as a TCA, to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied Metropolitan Life Insurance Company’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. The Company intends to defend this action vigorously.
Other Litigation
Miller, et al. v. MetLife, Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiffs filed this putative class action against MetLife, Inc. and Metropolitan Life Insurance Company in the U.S. District Court for the Central District of California, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy for a Group Variable Universal Life policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On September 25, 2017, Plaintiffs dismissed the action and refiled the complaint in U.S. District Court for the Southern District of New York. The Company intends to defend this action vigorously.
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act, the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that Metropolitan Life Insurance Company improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. The Company intends to defend this action vigorously.
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

Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2016 Annual Report, as amended or supplemented by the information under “Risk Factors” in Part II, Item 1A, of Metropolitan Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Second Quarter 2017 Report”). Other than as described in this Item 1A, there have been no material changes to our risk factors from the risk factors previously disclosed in the 2016 Annual Report as amended or supplemented by such information in the Second Quarter 2017 Report.
Risks Related to Our Business
The following updates and replaces the similar risk factor entitled “Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results” included in the 2016 Annual Report.
Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results
Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. We cannot determine precisely the amounts which we will ultimately pay to settle our liabilities, and such amounts may vary from the estimated amounts, particularly when those payments may not occur until well in the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. Reserve estimates in some instances are affected by our operating practices and procedures that are used, among other things, to support our assumptions with respect to the Company’s obligations to its policyholders and contractholders. To the extent that these practices and procedures do not accurately produce the data to support our assumptions our reserves may require adjustment. If the liabilities originally established for future benefit payments prove inadequate, we must increase them and/or reduce associated DAC and/or VOBA. Such adjustments could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business — Policyholder Liabilities” included in the 2016 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results — Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016 — Actuarial Assumption Review,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2016 Annual Report for further information regarding the manner in which policyholder behavior and other events may differ from our assumptions and, thereby affect our financial results.

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
Date: November 8, 2017