Form 10-K
period 2017-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2018-03-20
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Common Stock, par value $0.01
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 19, 2018, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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
Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will be,” “will not,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Metropolitan Life Insurance Company, its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) adverse effects which may arise in connection with the material weakness in our internal control over financial reporting or our failure to promptly remediate it; (2) difficult conditions in the global capital markets; (3) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate market-related revenue and finance statutory reserve requirements; (4) exposure to global financial and capital market risks; (5) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (6) impact on us of comprehensive financial services regulation reform; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and changes to investment valuations; (10) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements or value of business acquired; (11) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (12) downgrades in our financial strength or credit ratings, or MetLife, Inc.’s credit ratings; (13) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (14) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (15) differences between actual claims experience and underwriting and reserving assumptions; (16) ineffectiveness of MetLife’s risk management policies and procedures; (17) catastrophe losses; (18) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (19) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, dispositions of businesses, entry into joint ventures, or legal entity reorganizations; (20) changes in accounting standards, practices and/or policies; (21) difficulties in marketing and distributing products through our distribution channels; (22) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (23) any failure to protect the confidentiality of client information; (24) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; (25) the impact of technological changes on our businesses; and (26) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission.
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
The Company is a provider of insurance, annuities, employee benefits and asset management. We are also one of the largest institutional investors in the United States with a $270.2 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, mortgage loans and U.S. Treasury and agency securities, as well as real estate and corporate equity, at December 31, 2017.
Our well-recognized brand, competitive and innovative product offerings and financial strength and expertise should help drive future growth building on a long history of fairness, honesty and integrity. Over the course of the next several years, we will pursue our refreshed enterprise strategy, focusing on transforming the Company to become more digital, driving efficiencies and innovation to achieve competitive advantage, and simplified, decreasing the costs and risks associated with our highly complex industry to customers. One MetLife remains at the center of everything we do: collaborating, sharing best practices, and putting the enterprise first. Digital and simplified are the key enablers of our strategic cornerstones, all of which satisfy the criteria of our Accelerating Value strategic initiative by offering customers truly differentiated value propositions that allow us to establish clear competitive advantages:

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

Revenues derived from an agreement with the U.S. Office of Personnel Management for the Federal Employees’ Group Life Insurance program were $2.8 billion, $2.8 billion and $2.7 billion for the years ended December 31, 2017, 2016 and 2015, respectively, which represented 11%, 10% and 10%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2017, 2016 and 2015. Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, expenses, adjusted earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Adjusted revenues and adjusted earnings are performance measures that are not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for definitions of such measures.
Segments and Corporate & Other
U.S.
Product Overview
Our businesses in the U.S. segment offer a broad range of protection products and services aimed at serving the financial needs of our customers throughout their lives. These products are sold to corporations and their respective employees, other institutions and their respective members, as well as individuals. Our U.S. segment is organized into two businesses: Group Benefits and Retirement and Income Solutions (“RIS”).
Group Benefits
We have built a leading position in the United States group insurance market through long-standing relationships with many of the largest corporate employers in the United States.
Our Group Benefits business offers life, dental, group short- and long-term disability, individual disability, accidental death and dismemberment, vision and accident & health coverages, as well as prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers.

Major Products
Term Life Insurance
Provides a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Premiums may be guaranteed at a level amount for the coverage period or may be non-level and non-guaranteed. Term contracts expire without value at the end of the coverage period when the insured party is still living.

Variable Life Insurance
Provides insurance coverage through a contract that gives the policyholder flexibility in investment choices and, depending on the product, in premium payments and coverage amounts, with certain guarantees. Premiums and account balances can be directed by the policyholder into a variety of separate account investment options or directed to the Company’s general account. In the separate account investment options, the policyholder bears the entire risk of the investment results. With some products, by maintaining certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

Universal Life Insurance
Provides insurance coverage on the same basis as variable life, except that premiums, and the resulting accumulated balances, are allocated only to the Company’s general account. With some products, by maintaining a certain premium level, policyholders may have the advantage of various guarantees that may protect the death benefit from adverse investment experience.

Dental Insurance	Provides insurance and ASO arrangements that assist employees, retirees and their families in maintaining oral health while reducing out-of-pocket expenses.
Disability	For groups and individuals, benefits such as income replacement, payment of business overhead expenses or mortgage protection, in the event of the disability of the insured.
Accident and Health Insurance	Provides accident, critical illness or hospital indemnity coverage to the insured.

Retirement and Income Solutions
Our Retirement and Income Solutions business provides funding and financing solutions that help institutional customers mitigate and manage liabilities primarily associated with their qualified, nonqualified and welfare employee benefit programs using a spectrum of life and annuity-based insurance and investment products.

Major Products
Stable Value Products
• General account guaranteed interest contracts (“GICs”) are designed to provide stable value investment options within tax-qualified defined contribution plans by offering a fixed maturity investment with a guarantee of liquidity at contract value for participant transactions.

• Separate account GICs are available to defined contribution plan sponsors by offering market value returns on separate account investments with a general account guarantee of liquidity at contract value.

• Private floating rate funding agreements are generally privately-placed, unregistered investment contracts issued as general account obligations with interest credited based on the three-month London Interbank Offered Rate (“LIBOR”). These agreements are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.

Pension Risk Transfers
General account and separate account annuities are offered in connection with defined benefit pension plans which include single premium buyouts allowing for full or partial transfers of pension liabilities.

• General account annuities include nonparticipating group contract benefits purchased for retired employees or active employees covered under terminating or ongoing pension plans.

• Separate account annuities include both participating and non-participating group contract benefits. Participating contract benefits are purchased for retired, terminated, or active employees covered under active or terminated pension plans. Participating contract holders share in actual investment and actuarial experience. The assets supporting the benefits for each contract are held in a separate account, however, the Company fully guarantees the payment of such benefits. Non-participating contracts have economic features similar to our general account product, but offer the added protection of an insulated separate account. Under U.S. GAAP, these annuity contracts are treated as general account products.

Institutional Income Annuities
General account contracts that are guaranteed payout annuities purchased for employees upon retirement or termination of employment. They can be life or non-life contingent non-participating contracts which do not provide for any loan or cash surrender value and, with few exceptions, do not permit future considerations.

Tort Settlements
• Structured settlement annuities are customized annuities designed to serve as an alternative to a lump sum payment in a lawsuit initiated because of personal injury, wrongful death, or a workers’ compensation claim or other claim for damages. Surrenders are generally not allowed, although commutations are permitted in certain circumstances. Guaranteed payments consist of life contingent annuities, term certain annuities and lump sums.

Capital Markets Investment Products
• Funding agreement-backed notes are part of a medium term note program, under which funding agreements are issued to a special-purpose trust that issues marketable notes in U.S. dollars or foreign currencies. The proceeds of these note issuances are used to acquire a funding agreement with matching interest and maturity payment terms from Metropolitan Life Insurance Company. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors.

• Funding agreement-backed commercial paper is issued by a special purpose limited liability company which deposits the proceeds under a master funding agreement issued to it by Metropolitan Life Insurance Company. The commercial paper is issued in U.S. dollars or foreign currencies, receives the same short-term credit rating as Metropolitan Life Insurance Company and is marketed by major investment banks’ broker-dealer operations.

• Through the Federal Home Loan Bank of New York (“FHLB of New York”) advance program, Metropolitan Life Insurance Company issues funding agreements to the FHLB of New York. Through the Federal Agricultural Mortgage Corporation (“Farmer Mac”) program, Metropolitan Life Insurance Company has issued funding agreements to a subsidiary of Farmer Mac.

Other Products and Services
Specialized life insurance products and funding agreements designed specifically to provide solutions for funding postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives.

Sales Distribution
Group Benefits Distribution
We distribute Group Benefits products and services through a sales force that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. In addition, voluntary products are sold by specialists. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products.
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
Retirement and Income Solutions Distribution
We distribute Retirement and Income Solutions products and services through dedicated sales teams and relationship managers. We may sell products directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual and group distribution areas to better reach and service customers, brokers, consultants and other intermediaries.
MetLife Holdings
Product Overview
Our MetLife Holdings segment consists of operations relating to products and businesses that we no longer actively market, such as variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, and long-term care insurance.

Major Products
Variable, Universal and Term Life Insurance
These life products are similar to those offered by our Group Benefits business, except that these products were historically marketed to individuals through various retail distribution channels. For a description of these products, see “— U.S. — Product Overview — Group Benefits.”

Whole Life Insurance
Provides a benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Whole life insurance includes policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash, or apply them to increase death benefits, increase cash values available upon surrender or reduce the premiums required to maintain the contract in-force.

Variable Annuities
Provides for both asset accumulation and asset distribution needs. Variable annuities allow the contractholder to allocate deposits into various investment options in a separate account, as determined by the contractholder. In certain variable annuity products, contractholders may also choose to allocate all or a portion of their account to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Contractholders may also elect certain minimum death benefit and minimum living benefit guarantees for which additional fees are charged and where asset allocation restrictions may apply.

Fixed and Indexed-Linked Annuities
Fixed annuities provide for both asset accumulation and asset distribution needs. Deposits made into deferred annuity contracts are allocated to the Company’s general account and are credited with interest at rates we determine, subject to specified minimums. Fixed income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant. Additionally, the Company has issued indexed-linked annuities which allow the contractholder to participate in returns from equity indices.

Long-term Care
Provides protection against the potentially high costs of long-term health care services. Generally pay benefits to insureds who need assistance with activities of daily living or have a cognitive impairment.

Corporate & Other
Overview
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including enterprise-wide strategic initiative restructuring charges and various start-up businesses (including the direct to consumer portion of the U.S. Direct business). Corporate & Other also includes the Company’s ancillary international operations and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. For the years ended December 31, 2016 and 2015, Corporate & Other includes business of the Company that was transferred to Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dispositions — 2017 Disposition.” In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
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

Pursuant to applicable insurance laws and regulations, we, as well as a captive reinsurance subsidiary, establish statutory reserves, reported as liabilities, to meet our obligations on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits generally differ based on accounting guidance.
State insurance laws and regulations, including New York Insurance Law and regulations, require certain MLIC entities to submit to superintendents of insurance, including the New York Superintendent of Financial Services, with each annual report, an opinion and memorandum of a qualified actuary that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for their statutory liabilities with respect to these obligations. See “— Regulation — Insurance Regulation — Policy and Contract Reserve Adequacy Analysis.”
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
Rates for individual insurance products are highly regulated and generally must be approved by the regulators of the jurisdictions in which the product is sold.
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
We reinsure our business through a diversified group of well-capitalized reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. Additionally, we enter into reinsurance agreements for risk and capital management purposes with other affiliates and several affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Vermont and South Carolina, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions.”
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
MetLife Holdings
For our life products, we have historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. For the periods presented, we reinsured 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, we reinsure other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, we may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount we retain. We evaluate our reinsurance programs routinely and may increase or decrease our retention at any time.
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess reinsurance agreements, under which the direct writing company reinsures risk in excess of a specific dollar value for each policy within a class of policies, to provide greater diversification of risk and minimize exposure to larger risks. Such excess reinsurance agreements include retention reinsurance agreements and quota share reinsurance agreements. Retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company, and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies. Our life insurance products, particularly group life, subject us to catastrophe risk which we do not reinsure other than through our ongoing mortality reinsurance program which transfers risk at the individual policy level. We purchase catastrophe coverage to insure risks issued within territories that we believe are subject to the greatest catastrophic risks.
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

Metropolitan Life Insurance Company has all material licenses to transact its business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands. Metropolitan Life Insurance Company is regulated and has all material licenses in each U.S. jurisdiction where it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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
State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 16 of the Notes to the Consolidated Financial Statements. In addition, we have informed the New York State Department of Financial Services (the “NYDFS”) about our practices in connection with the payment of pension benefits to annuitants and related matters, and the NYDFS is examining the issue. The U.S. Securities and Exchange Commission (“SEC”) staff is also investigating this matter, and several additional regulators have made inquiries into these practices, including as to related disclosures. We are fully cooperating with each. See “Controls and Procedures” and “Risk Factors — Risks Related to the Material Weakness — We Have Identified a Material Weakness in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation, Results of Operations and Stock Price.”
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. These insurance holding company laws and regulations are generally based on the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Regulation”), which serve as a basis for action by the states. See “— NAIC” for further information on the Model Holding Company Act and Regulation.

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.” See also “Dividend Restrictions” in Note 12 of the Notes to the Consolidated Financial Statements for further information regarding such limitations, as well as the New York Insurance Law, which permits MLIC to pay stockholder dividends to MetLife, Inc. in any calendar year without prior insurance regulatory clearance under one of two alternative formulations.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed that may significantly affect the insurance business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades, including the creation of the Financial Stability Oversight Council (“FSOC”), which was given the authority to designate certain financial companies as non-bank systemically important financial institutions (“non-bank SIFI”) subject to supervision by the Federal Reserve Board and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”). The Trump Administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump. Additionally, President Trump and the majority party have expressed goals to amend Dodd-Frank. On October 26, 2017, the Secretary of the Treasury issued a report on asset management and insurance that recommended activities-based evaluations of systemic risk in the insurance industry rather than an entity-based approach. The report also supported primary regulation of the U.S. insurance industry by the states rather than the federal government. On November 17, 2017, the Secretary also issued a report recommending changes to the FSOC non-bank SIFI designations, including prioritizing an activities-based approach instead of individual designations, and enhancing the analytical process, engagement, and transparency of the designation process. We are not able to predict with certainty whether such actions would have a material effect on our business operations and cannot currently identify all of the risks or opportunities, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank. On January 23, 2018, the U.S. Court of Appeals for the District of Columbia Circuit dismissed the FSOC appeal of the district court’s decision rescinding MetLife, Inc.’s designation as a non-bank SIFI. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Non-Bank SIFI.”
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

Guaranty Associations and Similar Arrangements
Most of the jurisdictions in which we are admitted to transact business require life and health insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events or for other reasons. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life, health, and property & casualty insurance to their citizens, whose activities could place additional stress on the adequacy of guaranty fund assessments. Many of these organizations have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
We have established liabilities for guaranty fund assessments that we consider adequate. See Note 16 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed in Note 16 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2017, 2016 and 2015, we did not receive any material adverse findings resulting from state insurance department examinations.
Regulatory authorities in a number of states, Financial Industry Regulatory Authority and, occasionally, the SEC, have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products issued by Metropolitan Life Insurance Company. These investigations often focus on the conduct of particular financial services representatives and the sale of unregistered or unsuitable products or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. See Note 16 of the Notes to the Consolidated Financial Statements.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 16 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries, including pension benefits, and related litigation and sales practices claims.
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
Policy and Contract Reserve Adequacy Analysis
Annually, we, as well as our captive reinsurance subsidiary, are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion that states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. We may increase reserves in order to submit an opinion without qualification. Since the inception of this requirement, we, as well as our captive reinsurance subsidiary, have provided these opinions, as required, without qualifications.

NAIC
The NAIC’s mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. State insurance regulators may act independently or adopt regulations proposed by the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various state insurance departments may impact our statutory capital and surplus.
The Model Holding Company Act and Regulation include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurer identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where MetLife has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. The Model Holding Company Act also authorizes state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, as well as other insurers that choose to opt in for the group-wide supervision. The Model Holding Company Act creates a selection process for the group-wide supervisor, extends confidentiality protection to communications with the group-wide supervisor, and outlines the duties of the group-wide supervisor. To date, a number of jurisdictions have adopted laws and regulations enhancing group-wide supervision.
The NAIC has concluded its “Solvency Modernization Initiative,” which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC’s Solvency Modernization Initiative focused on: (i) capital requirements; (ii) corporate governance and risk management; (iii) group supervision; (iv) statutory accounting and financial reporting; and (v) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and Regulation. The model, which requires insurers to make an annual confidential filing regarding their corporate governance policies, has been adopted in nineteen states as of February 2018, including certain of our insurance subsidiaries’ domiciliary states. In addition, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA Model Act”), which has been enacted by New York, our domiciliary state. The ORSA Model Act requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife, Inc. has submitted on behalf of the enterprise an Own Risk and Solvency Assessment summary report to the NYDFS annually since this requirement became effective.
In 2015, the NAIC commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this initiative, the NAIC engaged a third-party consultant to develop recommendations regarding reserve and capital requirements, which the NAIC exposed for comment on December 1, 2017. The NAIC is expected to consider the recommendations, which, if adopted, likely would apply to insurers’ existing and new business and likely would materially change the sensitivity of the balance sheet (including reserve and capital requirements) to capital markets. It is not possible to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if the NAIC adopts any new model laws, regulations and/or other standards applicable to variable annuity business after considering such recommendations, nor is it possible to predict the extent to which any such recommendations would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such model laws, regulations and/or other standards will be adopted or to the timing of any such adoption.
In August of 2017, the NAIC released a paper on macro-prudential initiatives, in which they proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and exposure concentrations. We expect the NAIC to further develop these proposed enhancements during 2018.

We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life subject to the NAIC Model Regulation Valuation of Life Insurance Policies (commonly referred to as XXX), and universal and variable life policies with secondary guarantees subject to NAIC Actuarial Guideline 38 (commonly referred to as AXXX), as well as our closed block. Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. In 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states without any further action necessary by state legislatures or insurance regulators to implement them, and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has adopted an update to AG 48 and a model regulation that contains the same substantive requirements as the updated AG 48. The states have started to adopt the model regulation.
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives, or what impact these initiatives will have on our business, financial condition or results of operations.
Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Metropolitan Life Insurance Company is subject to risk-based capital (“RBC”) requirements that were developed by the NAIC and adopted by New York. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of Metropolitan Life Insurance Company was in excess of each of those RBC levels. See “Statutory Equity and Income” in Note 12 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources— Capital — Statutory Capital and Dividends.” The NAIC is also studying RBC adjustments for bonds, real estate, equity and collateral pledged to support FHLB advances, as well as longevity risk. It is premature to project the impact of any potential regulatory changes resulting from such studies. The NAIC is also studying RBC revisions for operational risk.
The NAIC has been considering development of a methodology for the calculation of capital for all the entities in an insurance holding company group, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. Nonetheless, any new group capital calculation methodology may incorporate existing risk-based capital concepts. It is not possible to predict what impact any such regulatory tool may have on our business.
We are not aware of any NAIC adoptions or state insurance department regulation changes that would have a material impact on the RBC ratio of Metropolitan Life Insurance Company.
Regulation of Investments
Metropolitan Life Insurance Company is subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by Metropolitan Life Insurance Company complied, in all material respects, with such regulations at December 31, 2017.

Cybersecurity Regulation
Pursuant to U.S. federal and state laws, and laws of other jurisdictions in which we operate, various government agencies have established rules protecting the privacy and security of personal information. In addition, most U.S. states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. The area of cybersecurity has also come under increased scrutiny by insurance regulators. On March 1, 2017, New York’s new cybersecurity regulation for financial services institutions, including banking and insurance entities under its jurisdiction, became effective. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. The new regulation specifically provides for: (i) controls relating to the governance framework for a cybersecurity program, including funding and staffing requirements, management oversight, and periodic reporting to senior management; (ii) risk-based minimum standards for technology systems, including access controls, for data protection; (iii) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance to the NYDFS.
In addition, on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law now goes on to the states for adoption into state law. If adopted as state legislation, the Cybersecurity Model Law would impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems.
New York Insurance Regulation 210
Insurance Regulation 210 will go into effect in New York on March 19, 2018. Insurance Regulation 210 establishes standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer's discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. Examples of NGEs include cost of insurance for life insurance policies or crediting rates for annuities. The regulation requires insurers to notify policyholders at least 60 days in advance of any adverse change in NGEs and, with respect to life insurance, to notify the NYDFS at least 120 days prior to any such changes. Additionally, the regulation requires insurers to file annually with NYDFS to inform the NYDFS of any adverse changes made in the prior year. The regulation does not permit insurers to increase profit margins for in-force policies or to adjust NGEs in order to recoup past losses.
ERISA and Fiduciary Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA and the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
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

The DOL issued regulations, which became for the most part applicable on June 9, 2017, that substantially expanded the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the sales of products and investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. While the final regulations also provide that, to a limited extent, contracts sold and advice provided prior to the applicable date do not have to be modified to comply with the new investment advice regulations, there is a lack of clarity surrounding some of the conditions for qualifying for this limited exception. The DOL also issued amendments to certain of its prohibited transaction exemptions and issued a new exemption that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs. On November 27, 2017, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until July 1, 2019 in order to give the DOL the time necessary to consider public comments made in July and September 2017, as well as a February 2017 directive from the President to analyze the rule’s impact on access to retirement information and financial advice. The rule is also being challenged in the Fifth Circuit Court of Appeals (and elsewhere), where a decision is expected during the first quarter of 2018.
Concurrent with the rule delay, on November 24, 2017 the NAIC issued an exposure draft of an expanded Suitability in Annuity Transactions Model Regulation, intended to result in the adoption of a “best interest” standard on a nationwide basis. We are working with industry trade associations to provide comments on the draft. In addition, on December 27, 2017 the NYDFS proposed revisions to Insurance Regulation 187, which not only incorporate the “best interest” standard, but also would expand the scope of the regulations to include sales of life insurance policies, as well as annuities to consumers. The NYDFS proposed revisions to Insurance Regulation 187 were open for public comment until February 25, 2018. These developments leave open the possibility of further modifications to the federal rule. In addition, Insurance Regulation 187 may result in additional requirements on insurers and agents concerning both new and in-force annuity and life insurance products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, product sales, results of operations and financial condition. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth.”
On December 14, 2017, the DOL released its semiannual regulatory agenda, which proposes revisions to Form 5500, the form used for ERISA annual reporting, proposed jointly with the IRS and the Pension Benefit Guaranty Corporation in 2016. The revisions affect employee pension and welfare benefit plans, including our ERISA plans, and require audits of information, self-directed brokerage account disclosure and additional extensive disclosure. We cannot predict the effect these proposals will have on our business, if enacted, or what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our results of operations and financial condition.
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations that require service providers to disclose fee and other information to plan sponsors took effect in 2012. In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
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

Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and which imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on the Company, including new capital requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements to pledge variation and/or initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties); the margin requirements for OTC-cleared transactions and the variation margin requirements for OTC-bilateral derivatives are already in effect, while the initial margin requirements for OTC-bilateral transactions will likely be applicable to us in September 2020. These increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and U.S. Commodity Futures Trading Commission (collectively, the “Commissions”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the Commissions’ interpretive regulations, products we offer other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients. Federal banking regulators have recently adopted new rules that will apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These new rules, which will begin to go into effect in 2019, will generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these new rules, it could limit our recovery in the event of a default and increase our counterparty risk.
Securities Regulation
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, as well as certain fixed interest rate or index-linked contracts with features that require them to be registered as securities (“registered fixed contracts”). As a result, some of our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
Federal and state securities laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to adopt new rules impacting new or existing products, regulate the issuance, sale and distribution of our products and limit or restrict the conduct of business for failure to comply with such laws and regulations.

Some of our activities in offering and selling variable insurance products and certain fixed interest rate or index-linked contracts are subject to extensive regulation under the federal securities laws administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940 (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933 (“Securities Act”). We also issue fixed interest rate or index-linked contracts with features that require them to be registered as securities under the Securities Act. Certain variable contract separate accounts we sponsor are exempt from registration, but may be subject to other provisions of the federal securities laws. As a result of Dodd-Frank, there have been a number of changes proposed or adopted to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear.
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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “Controls and Procedures” and “Risk Factors — Risks Related to the Material Weakness — We Have Identified a Material Weakness in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation, Results of Operations.” See also Note 16 of the Notes to the Consolidated Financial Statements.
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

Our insurer financial strength ratings at the date of this filing are indicated in the following table. Outlook is stable unless otherwise indicated. Additional information about financial strength ratings can be found on the websites of the respective rating agencies.

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
Item 1A. Risk Factors
Risks Related to the Material Weakness
We Have Identified a Material Weakness in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation and Results of Operations
We have identified a material weakness in Metropolitan Life Insurance Company’s internal control over financial reporting related to the administrative and accounting practices of certain RIS group annuity reserves and the untimely communication and escalation of issues regarding those reserves throughout the Company. Based on the material weakness, our management has determined that Metropolitan Life Insurance Company has not maintained effective internal control over financial reporting as of December 31, 2017. See “Controls and Procedures” for a discussion of Metropolitan Life Insurance Company’s internal control over financial reporting and the material weakness.
The material weakness, or a failure to promptly remediate it, may adversely affect our business, our reputation, and our results of operations. If we are unable to remediate the material weakness in a timely manner, our investors, regulators, customers and other business partners may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected. In addition, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC and other regulatory authorities, could be adversely affected, which may result in violations of applicable securities laws, state insurance laws and regulations, and the covenants under our debt agreements. We are also exposed to lawsuits and investigations, and we could be exposed to additional legal actions. In such actions, a governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. Legal actions against us may result in payments including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws and regulations. We could incur significant costs in connection with these actions. We have not accrued for any such liabilities.
The control deficiencies resulting in the material weakness, in the aggregate, if not effectively remediated could also result in misstatements of accounts or disclosures related to liabilities for certain RIS group annuity that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
We have informed the NYDFS about our practices in connection with the payment of pension benefits to annuitants and related matters, and the NYDFS is examining the issue. The SEC staff is also investigating this matter, and several additional regulators have made inquiries into these practices, including as to related disclosures. We are fully cooperating with each. It is possible that other jurisdictions may pursue similar investigations or inquiries. See “Controls and Procedures.”
In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to additional adverse effects on our business, our reputation, and our results of operations.

Economic Environment and Capital Markets-Related Risks
Difficult Conditions in the Global Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in financial asset classes or various markets, including global capital markets, can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, foreign currency exchange rates, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and deflation and inflation, all affect our financial condition, as well as the volume, profitability and results of our business operations and our ability to meet our obligations, either directly or by virtue of their impact on the business and economic environment generally and on general levels of economic activity, employment and customer behavior specifically. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of mismatched impacts on the value of our assets and our liabilities.
Significant market volatility, and government actions taken in response, may exacerbate some of the risks we face. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” In addition, the impact on global capital markets, the economy and MetLife of the transition occurring in the United States government and the priorities of the Trump Administration remains uncertain.
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
In the event global capital market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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
We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period
We are exposed to significant global financial and capital markets risks, including changes in interest rates, equity prices, market volatility, global economic performance in general, derivatives and other factors outside our control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” These risks, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Interest Rate Risk
Some of our products, principally traditional life, universal life, fixed annuities and guaranteed interest contracts, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support obligations under such contracts. Our spread is a key component of our net income.
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
Our expectation for future spreads is an important component in the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”). Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period and potentially negatively affecting our credit instrument covenants or rating agency assessment of our financial condition. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in-force from year to year, during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position, and cash flows, and may significantly reduce our profitability.

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
Equity Risk
We are exposed to equity risk due to our investments in leveraged buy-out funds, hedge funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these alternative investment classes. In addition, the estimated fair value of such investments or other equity securities we hold may be impacted by downturns or volatility in equity markets. See “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, an increase in equity markets could increase settlement payments on equity futures, which may result in increased cash outflows and increase our liquidity needs.
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

In 2015, the NAIC commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this initiative, the NAIC engaged a third-party consultant to conduct two quantitative impact studies over a two-year period. The NAIC has exposed the consultant’s recommendations for comment which, if adopted, likely would apply to insurers’ existing and new business and likely would materially change the sensitivity of the balance sheet (including reserve and capital requirements) to capital markets. It is not possible to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if the NAIC adopts any new model laws, regulations and/or other standards applicable to variable annuity business after considering such recommendations, nor is it possible to predict the extent to which any such model laws, regulations and/or other standards would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given as to whether any such model laws, regulations and/or other standards will be adopted or to the timing of any such adoption.
The NAIC is also studying RBC revisions for bonds, real estate, equity and collateral pledged to support FHLB advances, as well as longevity risk. It is premature to project the impact of any potential regulatory changes resulting from such studies. The NAIC is also studying RBC revisions for operational risk.
The NAIC has been considering development of the group capital calculation assessment tool, a methodology for the calculation of capital for all the entities in an insurance holding company group, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. Nonetheless, any new group capital calculation methodology may incorporate existing risk-based capital concepts. It is not possible to predict what impact any such regulatory tool may have on our business. In August of 2017, the NAIC released a paper on macro-prudential initiatives, in which it proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations. We expect the NAIC to develop these proposals during 2018. We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives, or what impact these initiatives will have on our business, financial condition or results of operations.
In addition, following the reduction in the federal corporate income tax rate pursuant to H.R.1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”), the NAIC may revise the methodology or factors used to calculate RBC, which is the denominator of the RBC ratio. If such potential revisions to the NAIC’s RBC calculation would result in a reduction in our RBC ratio below certain prescribed levels, we may be required to hold additional capital. Although we do not expect that such potential revisions would impact our current dividend or capital plans, any increase in the amount of capital we are required to hold could have an adverse effect on our financial strength ratings or liquidity.
ERISA and Fiduciary Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA and the Code. As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen, unless an exemption or exception is available. Similarly, without an exemption or exception, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.

The DOL issued new regulations, which became for the most part applicable on June 9, 2017, that substantially expanded the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which MetLife or its representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final regulations, certain communications with plans, plan participants and IRA holders, including the sales of products, and investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests. While the final regulations also provide that, to a limited extent, contracts sold and advice provided prior to the applicable date do not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of the provisions of the new regulations, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to the applicable date. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs. On November 27, 2017, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until July 1, 2019, in order to give the DOL the time necessary to consider public comments made in July and September 2017, as well as a February 2017 directive from the President to analyze the rule’s impact to access to retirement information and financial advice. The rule is also being challenged in the Fifth Circuit Court of Appeals (and elsewhere), where a decision is expected during the first quarter of 2018.
Concurrent with the rule delay, on November 24, 2017 the NAIC issued an exposure draft of an expanded Suitability in Annuity Transactions Model Regulation, intended to result in the adoption of a “best interest” standard on a nationwide basis. We are working with industry trade groups to provide comments to this draft. In addition, on December 27, 2017 the NYDFS proposed revisions to Insurance Regulation 187, which not only incorporate the “best interest” standard, but also would expand the scope of the regulations to include sales of life insurance policies and annuities to consumers. The NYDFS proposed revisions to Insurance Regulation 187 were open for public comment until February 25, 2018. These developments leave open the possibility of further modifications to the federal rule. In addition, Insurance Regulation 187 may result in additional requirements on insurers and agents concerning both new and in-force annuity and life insurance products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, product sales, results of operations and financial condition.
While we continue to analyze the impact of the final regulations on our business, we believe they could have an adverse effect in their present form on sales of annuity products to ERISA qualified plans through our independent distribution partners. Under the new regulations, advisors (including independent distributors) who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans are deemed to be fiduciaries and are prohibited from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemption will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Business — Regulation — ERISA and Fiduciary Considerations.”
There remains uncertainty over whether the regulations will be substantially modified or repealed. Application of a portion of the rules on June 9, 2017 and an additional 18-month delay on the remaining components, in light of the overall reconsideration of the rules requested by President Trump, could create confusion among our distribution partners which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.

General
From time to time, regulators raise issues during our examinations or audits that could, if determined adversely, have a material impact on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. Further, a particular regulator or other governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. Compliance with applicable laws and regulations, including regulatory and securities filings requirements, is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business. Additionally, any failure to strictly comply with regulatory or securities filing requirements, or any other legal or regulatory requirements, could harm our reputation or result in regulatory sanctions or legal claims. Changes to or failure to comply with applicable laws and regulations could thus have a material adverse effect on our financial condition and results of operations.
Changes in Tax Laws or Interpretations of Such Laws Could Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in tax laws or interpretations of such laws could increase our corporate taxes, which may materially impact our net equity. Budget deficits make it likely that governments’ need for additional offsetting revenue will result in future tax proposals that will increase our effective tax rate or have product implications. However, it remains difficult to predict the timing and effect that future tax law changes could have on our corporate taxes. Such changes could not only directly impact our corporate taxes but also could adversely impact our products (both life insurance and retirement plans) by making some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets.
On December 22, 2017, U.S. Tax Reform was signed into law. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — U.S. Tax Reform.”
Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and/or Harm to Our Reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In connection with our insurance or pension operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. In addition, a court or other governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings are discussed in Note 16 of the Notes to the Consolidated Financial Statements. Updates are provided in the notes to our interim condensed consolidated financial statements regarding contingencies, commitments and guarantees included in our subsequently filed quarterly reports on Form 10-Q, as well as in Part II, Item 1 (“Legal Proceedings”) of those quarterly reports. See also “— Risks Related to the Material Weakness — We Have Identified a Material Weakness in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation and Results of Operations.”
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

Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions in which we operate could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.
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
Our liquidity could also be adversely affected under the terms of our derivatives. Substantially all of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. Certain derivatives financing transactions require us to pledge collateral or make payments related to declines in the estimated fair value of the specified assets under certain circumstances to central clearinghouses or our counterparties. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances, such as restriction or elimination of certain types of eligible collateral. We may also incur charges to pledge such non-cash collateral, which would increase our costs and could adversely affect the liquidity of our investments and the composition of our investment portfolio. See “Business — Regulation — Regulation of Over-the-Counter Derivatives,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral,” and Note 9 of the Notes to the Consolidated Financial Statements.

Gross Unrealized Losses on Fixed Maturity Securities May Result in Future Impairments to the Carrying Value of Such Securities, Resulting in a Reduction in Our Net Income
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS.”
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
Risks Related to Our Business
An Inability to Access Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in MetLife, Inc.’s Credit Ratings and Our Credit and Financial Strength Ratings
We rely on the $3.0 billion unsecured credit facility maintained by MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”), an indirect wholly-owned subsidiary of MetLife, Inc. (the “Credit Facility”), as a potential source of liquidity. The right to borrow funds under the Credit Facility is subject to the fulfillment of certain important conditions, including compliance with all covenants, and the ability to borrow under the Credit Facility is also subject to the continued willingness and ability of the lenders that are parties to the Credit Facility to provide funds. The failure to comply with the covenants in the Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Credit Facility, would restrict MetLife, Inc.’s ability to access the Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, our results of operations, and our credit and financial strength ratings, as well as MetLife, Inc.’s credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” and Note 11 of the Notes to the Consolidated Financial Statements.
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
Downgrades in our financial strength or credit ratings, MetLife, Inc.’s credit ratings or changes to our or MetLife, Inc.’s ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	impacting our ability to generate cash flows from issuances of funding agreements and other capital market products;

•	impacting the cost and availability of financing for MetLife, Inc. and its subsidiaries, including us;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral under certain of our financing and derivative transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	providing termination rights for the benefit of our derivative instrument counterparties;

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all;

•	limiting our access to the capital markets;

•	increasing the cost of debt;

•	requiring us to post collateral; and

•	subjecting us to increased regulatory scrutiny.
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
In view of the difficulties experienced by many financial institutions as a result of the financial crisis and ensuing global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. In addition, the material weakness in our internal control over financial reporting could result in downgrades in our financial strength or credit ratings. See “Controls and Procedures” and “— Risks Related to the Material Weakness — We Have Identified a Material Weakness in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation, Results of Operations.” Our ratings could be downgraded at any time and without notice by any NRSRO.

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
Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results
Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. We cannot determine precisely the amounts which we will ultimately pay to settle our liabilities, and such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. Reserve estimates in some instances are affected by our operating practices and procedures that are used, among other things, to support our assumptions with respect to the Company’s obligations to its policyholders and contractholders. These practices and procedures include our use of technology, such as database analysis and electronic communications. To the extent that these practices and procedures do not accurately produce the data to support our assumptions or cause us to change our assumptions, or to the extent that enhanced technological tools become available to us, such assumptions and procedures, as well as our reserves, may require adjustment. Furthermore, to the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations, and financial condition. If the liabilities originally established for future benefit payments prove inadequate, we must increase them and/or reduce associated DAC and/or VOBA. Such adjustments could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business — Policyholder Liabilities.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results — Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016 — Actuarial Assumption Review” for further information regarding the manner in which policyholder behavior and other events may differ from our assumptions and, thereby affect our financial results.
Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. Significant influenza pandemics have occurred three times in the last century; however, the likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic that affected MetLife’s employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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
Guarantees Within Certain of Our Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
Certain of our variable annuity products, variable universal life products, assumed reinsurance contracts and other products contain guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”) (including but not limited to no-lapse guarantee benefits), guaranteed minimum withdrawal benefits (“GMWBs”), guaranteed minimum accumulation benefits (“GMABs”) and guaranteed minimum income benefits (“GMIBs”). Certain of our interest rate sensitive products include a minimum crediting rate feature which could be guaranteed for a period of time or life time of the policies. These guarantees are designed to protect policyholders against significant downturns in equity markets and interest rates. Any such periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. An increase in these liabilities would result in a decrease in our net income.
We use derivatives and other risk management strategies to hedge the economic exposure inherent in these liabilities. These economically effective hedges do not generally qualify for hedge accounting treatment, and, as result, such non-qualifying derivatives may introduce volatility in the results of our operations, including net income, to the extent the financial measurement of the hedged liability does not fully reflect the sensitivity to the underlying economic exposure.
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
We may reorganize or consolidate the legal entities through which we conduct business. The implementation of legal entity reorganizations is a complex undertaking and involves a number of risks similar to those outlined above that are present in the case of an acquisition, including additional costs and expenses, information technology-related delays and problems, loss of key personnel and distraction of management. Many aspects of these types of transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could reduce or prevent us from realizing the anticipated benefits of these transactions. These transactions or the related regulatory approvals may entail modifications of certain aspects of our operations, the composition of certain of our investment portfolios, and/or the cost of our derivatives hedging activities, which could result in additional costs or reduce net investment income. These transactions are often effected to achieve certain operational, capital or tax benefits and to the extent not realized could affect the ongoing value and financial results of such entities. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.
Operational Risks
MetLife’s Risk Management Policies and Procedures or Our Models May Leave Us Exposed to Unidentified or Unanticipated Risk, Which Could Negatively Affect Our Business
MetLife’s enterprise risk management program is designed to mitigate material risks and loss to MetLife. MetLife has developed and continues to develop risk management policies and procedures for itself and its subsidiaries, including us, to reflect the ongoing review of risks and expects to continue to do so in the future. Nonetheless, these policies and procedures may not be comprehensive and may not identify every risk to which we are exposed.
Models used by MetLife’s business are based on assumptions, projections and data which may be inaccurate. Business or other decisions, including determination of reserves, based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output. We perform model reviews that could give rise to adjustments to models that may adversely impact our results of operations. Additionally, our model review process may not adequately identify or remediate errors in or related to our models. As a result, our models may not fully predict future exposures or correctly reflect past experience, which may have a material impact on our business, reputation, results of operations or financial condition.
Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of MetLife’s employees will follow MetLife’s risk management policies and procedures, nor can there be any assurance that MetLife’s risk management policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, MetLife may have to implement more extensive and perhaps different risk management policies and procedures under pending regulations. See “Business — Regulation” and “Quantitative and Qualitative Disclosures About Market Risk.”

We are highly dependent on our ability to process a large number of complex transactions across our businesses. The large number of transactions we process makes it possible that errors will occasionally occur, and the controls and procedures we have in place to prevent such errors may not be entirely effective. The occurrence of mistakes, particularly significant ones, can subject us to claims from our customers and may have a material adverse effect on our reputation, business, results of operations, or financial condition.
We are dependent on our group product customers or their employees for certain information to accurately review and pay claims on many of our products. If we are unable to obtain necessary and accurate information from our customers, we may be unable provide coverage and to pay claims, or we may pay claims without accurate or complete documentation, which may have a material adverse effect on our reputation, business, results of operations, or financial condition.
From time to time, we rely on vendors or other service providers for services related to the administration of our products, investment management, or other business operations. To the extent our efforts to ensure such vendors’ controls meet our standards are inadequate, our vendors fail to perform their services accurately or timely, the exchange of information between us and our vendors is imperfect, or our vendors suffer financial or reputational distress, any errors or misconduct that result could have a material adverse effect on our business, reputation, results of operations, or financial condition.
The Failure in Cyber- or Other Information Security Systems, as well as the Occurrence of Events Unanticipated in MetLife’s Disaster Recovery Systems and Management Continuity Planning, Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
Our business is highly dependent upon the effective operation of MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on MetLife’s computer systems and we rely on sophisticated technologies to maintain the security of that information. MetLife’s computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized or fraudulent access, cyberattacks or other computer-related penetrations. Publicly reported cyber-security threats and incidents have increased over recent periods. The administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks, compromised credentials, fraud, other security breaches or other unauthorized access to our computer systems. In some cases, such physical and electronic break-ins, cyber-attacks, compromised credentials, fraud, other security breaches or other unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations.
In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with MetLife’s disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect MetLife’s computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of MetLife’s managers, or MetLife’s employees generally, were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with MetLife’s suppliers’ ability to provide goods and services and MetLife’s employees’ ability to perform their job responsibilities.

The failure of MetLife’s computer systems and/or MetLife’s disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory investigations and sanctions, expose us to legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Although we conduct due diligence, negotiate contractual provisions and, in many cases, conduct periodic reviews of our vendors, distributors, and other third parties that provide operational or information technology services to us to confirm compliance with MetLife’s information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While MetLife maintains cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. MetLife, Inc. and its subsidiaries maintain a primary cybersecurity and privacy liability insurance policy with a limit of $15 million, and have additional coverage for cybersecurity and privacy liability available under blended professional liability excess coverage policies with a total limit of $210 million. There can be no assurance that MetLife’s information security policies and systems in place can prevent unauthorized access use or disclosure of confidential information, including nonpublic personal information, nor can we be certain that we will be able to reliably access all of the documents and records in the information storage systems we use, whether electronic or physical. In some circumstances, we may fail to obtain or maintain all of the records we need to accurately and timely administer, and establish appropriate reserves for benefits and claims with respect to, our products, which failure could adversely affect our business, reputation, results of operations or our financial condition.
MetLife is continuously evaluating and enhancing systems and creating new systems and processes as our business depends on our ability to maintain and improve technology systems. Due to the complexity and interconnectedness of these systems and processes, these changes, as well as changes designed to update and enhance MetLife’s protective measures to address new threats, increase the risk of a system or process failure or the creation of a gap in MetLife’s security measures. Any such failure or gap could adversely affect our business, reputation, results of operations or financial condition.
Any Failure to Protect the Confidentiality of Client Information Could Adversely Affect Our Reputation and Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations
Pursuant to U.S. federal and state laws, and laws of other jurisdictions in which MetLife operates, various government agencies have established rules protecting the privacy and security of personal information. In addition, most U.S. states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. The area of cybersecurity has also come under increased scrutiny by insurance regulators. On March 1, 2017, New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities, became effective, and on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, which, if adopted as state legislation, would establish standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events. See “Business — Regulation — Insurance Regulation — Cybersecurity Regulation.” Many of the MetLife associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and MetLife associates. It is possible that a MetLife associate could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if MetLife associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to regulatory, civil or criminal investigations and penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from U.S. state and federal regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.

MetLife’s Associates May Take Excessive Risks Which Could Negatively Affect Our Financial Condition and Business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, wholesalers, underwriters, and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. MetLife endeavors, in the design and implementation of its compensation programs and practices, to avoid giving its associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of its compensation programs and practices. Similarly, although MetLife employs controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If MetLife’s associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
Technological Changes May Present New and Increased Challenges to Our Business
Recent and future changes in technology may present us with new challenges and may intensify many of the challenges that we already face. For example, as a result of the availability of new technological tools for data collection and analysis, we have access to an increasing amount of data, from an increasing variety of sources, regarding deaths of our policyholders and annuitants. We may be unable to accurately or completely process this increased volume of information within the time periods required by applicable standards. Furthermore, the additional information that we obtain as a result of technological improvements may require us to modify our assumptions, models, or reserves. Changes in technology related to collection and analysis of data regarding customers could, in these ways or others, expose us to regulatory or legal actions and may have a material adverse effect on our business, reputation, results of operations, and financial condition. See “— Risks Related to Our Business — Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results.”
Technological changes may also impact the ways in which we interact with our customers. As technology evolves, customers may expect increased choices in the ways in which they interact with us. We may also be required to redesign certain of our products to meet changing customer preferences. Our distribution channels may become more automated in order to provide customers with increased flexibility to access our services and products at times and places of their choosing. Such changes may require significant costs to implement. If we are unsuccessful in implementing such changes, our competitive position may be harmed and our relationships with our distribution partners may suffer.
Technological advances may also impact the composition and results of our investment portfolio. For example, changes in energy technology may impact the relative attractiveness of investments in a variety of energy sources, and increasing consumer preferences for e-commerce may negatively impact the profitability of retail and commercial real estate. If we are unable to adjust our investments in reaction to such changes, our results of operations and financial condition may be materially and adversely affected.
Advances in medical technology may also adversely affect us. Improvements in medical technologies that extend lives may require us to modify our assumptions, models, or reserves. Additionally, increases in the prevalence and accuracy of genetic testing, or legislation or regulation regarding the use by insurers of information produced by such testing, may exacerbate adverse selection risks. Such changes in medical technologies may thus have a material adverse effect on our business, results of operations, and financial condition.
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

We May Experience Difficulty in Marketing and Distributing Products Through Our Distribution Channels
We primarily distribute our products through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
When our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Throughout the U.S., we or our affiliates own eight buildings and have approximately 115 leases used in support of all segments, as well as Corporate & Other.
We believe our and our affiliates’ properties are adequate and suitable for our business as currently conducted, and are adequately maintained. The above properties do not include properties we own for investment-only purposes.
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
During the years ended December 31, 2017 and 2016, Metropolitan Life Insurance Company paid cash dividends of $2.5 billion and $3.6 billion, respectively, to MetLife, Inc. Also, during the year ended December 31, 2016, Metropolitan Life Insurance Company distributed all of the issued and outstanding shares of common stock of each of New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”) to MetLife, Inc. in the form of a non-cash extraordinary dividend in the amount of $981 million and $1.2 billion, respectively, as calculated on a statutory basis. See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of restrictions on Metropolitan Life Insurance Company’s ability to pay dividends. The maximum amount of dividends which Metropolitan Life Insurance Company may pay in 2018, without prior regulatory approval, is $3.1 billion.
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
This narrative analysis may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will be” “will not” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Any or all forward-looking statements may turn out to be wrong. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
This narrative analysis includes references to our performance measure, adjusted earnings, that is not based on GAAP. This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Forward-looking guidance provided on a non-GAAP basis cannot be reconciled to the most directly comparable GAAP measures on a forward-looking basis because net income may fluctuate significantly if net investment gains and losses and net derivative gains and losses move outside of estimated ranges. See “— Non-GAAP and Other Financial Disclosures” for a definition and discussion of this and other financial measures, and “— Results of Operations” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
Overview
MLIC is a provider of insurance, annuities, employee benefits and asset management. MLIC is organized into two segments: U.S. and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other. Management continues to evaluate the Company’s segment performance and allocated resources and may adjust related measurements in the future to better reflect segment profitability.
Group Annuity Reserves and Other Revisions
On December 15, 2017, MetLife, Inc. announced that it was undertaking a review of practices and procedures used to estimate its reserves related to certain RIS group annuitants who have been unresponsive or missing over time. As a result of this process, the Company increased reserves by $510 million, before income tax, to reinstate reserves previously released, and to reflect accrued interest and other related liabilities. Of the increase of $510 million ($331 million, net of income tax), $138 million ($90 million, net of income tax) was incurred in 2017 and $372 million ($241 million, net of income tax) was considered an error and, recording this amount in the fourth quarter of 2017 financial statements would have had a material effect on the results of operations for 2017. Approximately 25 years ago, companies that are or have been MetLife, Inc. subsidiaries established a practice of releasing the full insurance liability after two attempts at contacting these annuitants, based on the presumption that these annuitants would never respond and had not become entitled to benefits based on certain contractual provisions. The number of impacted annuitants for whom the Company released the full insurance liability was no more than 1,000 in any one year, and over the entire period totaled approximately 13,500 as of December 31, 2017, which is approximately 2% of the total group annuitant population.
As a result of this adjustment, amounts previously reported have been immaterially restated. In addition, the Company has corrected other unrelated immaterial errors which were previously recorded in the periods the Company identified them.
Management, in consultation with the Audit Committee of MetLife, Inc.’s Board of Directors, had identified a material weakness in the Company’s internal control over financial reporting related to certain RIS group annuity reserves. See “Risk Factors” and “Controls and Procedures” for further information, as well as Note 1 of the Notes to the Consolidated Financial Statements for information regarding prior period revisions related to the Company’s consolidated results.

U.S. Tax Reform
On December 22, 2017, U.S. Tax Reform was signed into law. U.S. Tax Reform includes numerous changes in tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018, a participation exemption system which generally eliminates U.S. federal income tax on dividends received from foreign subsidiaries, and a number of other revenue raisers.
The impact of U.S. Tax Reform was a net benefit of $1.0 billion in 2017. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. Given the complexities of U.S. Tax Reform, amounts recorded may change, possibly materially, due to, among other things, changes in interpretations and assumptions made by the Company, additional guidance that may be issued and actions that the Company may take. See Note 15 of the Notes to the Consolidated Financial Statements for a further discussion of U.S. Tax Reform and the impact to the Company in the fourth quarter of 2017.
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to MetLife, Inc. common shareholders (the “Separation”). MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding.
Non-Bank SIFI
On January 23, 2018, the U.S. Court of Appeals for the District of Columbia Circuit dismissed the FSOC’s appeal of the district court’s decision rescinding MetLife, Inc.’s designation as a non-bank SIFI. As a result, MetLife, Inc.’s non-bank SIFI designation remains rescinded and MetLife, Inc. is not subject to regulation by the Federal Reserve and the FDIC, or to enhanced supervision and prudential standards. However, the FSOC could again seek to designate MetLife, Inc. as a non-bank SIFI as part of its ongoing review of non-bank financial companies.
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
In applying these accounting policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.

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

VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired obligations is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $25 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.0%.
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
Employee Benefit Plans
We sponsor and/or administer various plans that provide defined benefit pension and other postretirement benefits covering eligible employees. The calculation of the obligations and expenses associated with these plans requires an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirement, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as historical experience of the plan and its assets, currently available market and industry data, and expected benefit payout streams.
We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. We determine the discount rates used to value the pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant impact on the Company’s consolidated financial statements and liquidity.
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
On December 22, 2017, U.S. Tax Reform was signed into law. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, the Company recognized the tax effects of U.S. Tax Reform for the year ended December 31, 2017. See “— Overview — U.S. Tax Reform” for additional information.
See also Notes 1 and 15 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.

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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, net income (loss), or adjusted earnings.
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
Dispositions
2017 Disposition
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the Separation. MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding. Certain MetLife affiliates hold MetLife, Inc. common stock and, as a result, participated in the distribution.

2016 Dispositions
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

Results of Operations
Consolidated Results
Business Overview. Overall sales for the year ended December 31, 2017 increased over 2016 levels reflecting higher sales from our U.S. segment in both our RIS and Group Benefits businesses. The increase in RIS was primarily driven by higher sales of pension risk transfers, partially offset by lower sales of structured settlements. Funding agreement issuances were essentially flat. Strong performance from our core and voluntary products resulted in a 19% increase in sales as compared to 2016 in our Group Benefits business. In connection with the Separation and the U.S. Retail Advisor Force Divestiture, we have discontinued the marketing of life and annuity products in our MetLife Holdings segment, which has resulted in lower revenues.

	Years Ended December 31,
	2017	2016
	(In millions)
Revenues
Premiums	$22,925	$22,393
Universal life and investment-type product policy fees	2,227	2,542
Net investment income	10,513	11,083
Other revenues	1,570	1,478
Net investment gains (losses)	334	132
Net derivative gains (losses)	(344)	(1,138)
Total revenues	37,225	36,490
Expenses
Policyholder benefits and claims and policyholder dividends	26,889	26,513
Interest credited to policyholder account balances	2,235	2,233
Capitalization of DAC	(61)	(332)
Amortization of DAC and VOBA	241	441
Interest expense on debt	106	112
Other expenses	4,849	5,582
Total expenses	34,259	34,549
Income (loss) before provision for income tax	2,966	1,941
Provision for income tax expense (benefit)	(561)	199
Net income (loss)	3,527	1,742
Less: Net income (loss) attributable to noncontrolling interests	2	(8)
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,525	$1,750
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
During the year ended December 31, 2017, net income (loss) increased $1.8 billion from 2016 primarily driven by the favorable impact of U.S. Tax Reform and a favorable change in net derivative gains (losses), partially offset by a decrease in adjusted earnings. As previously discussed, MLIC distributed to MetLife, Inc., as a non-cash extraordinary dividend, all of the issued and outstanding shares of common stock of each of NELICO and GALIC in December 2016. This transaction resulted in a $46 million decrease in net income for the year ended December 31, 2017 as compared to 2016.
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
We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. A small portion of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings. During 2017, we restructured certain derivative hedges to decrease volatility from nonqualified interest rate derivatives and to help meet liquidity objectives under varying interest rate scenarios. As part of this restructuring, we replaced certain nonqualified derivatives with derivatives that qualify for hedge accounting treatment. In addition, we also entered into replication transactions using interest rate swaps, which are accounted for at amortized cost under statutory guidelines and are nonqualified derivatives under GAAP. We actively evaluate market risk hedging needs and strategies to ensure our liquidity objectives are met under a range of market conditions.
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use reinsurance and derivatives to hedge the market and other risks inherent in these variable annuity guarantees. Ceded reinsurance of direct variable annuity products with guaranteed minimum benefits generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). Ongoing refinement of the strategy may be required to adapt to changing NAIC rules, which may become effective as early as January 1, 2019. The restructured hedge strategy will be classified as a macro hedge program to protect our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

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

	Years Ended December 31,
	2017	2016
	(In millions)
Non-VA program derivatives
Interest rate	$46	$(276)
Foreign currency exchange rate	(400)	249
Credit	140	78
Equity	36	19
Non-VA embedded derivatives	(196)	(56)
Total non-VA program derivatives	(374)	14
VA program derivatives
Embedded derivatives - direct and assumed guarantees:
Market risks	677	762
Nonperformance risk adjustment	(65)	76
Other risks	121	(1,238)
Total	733	(400)
Embedded derivatives - ceded reinsurance:
Market and other risks	(110)	62
Nonperformance risk adjustment	—	(29)
Total	(110)	33
Freestanding derivatives hedging direct and assumed embedded derivatives	(593)	(785)
Total VA program derivatives	30	(1,152)
Net derivative gains (losses)	$(344)	$(1,138)
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $388 million ($252 million, net of income tax). This was primarily due to the U.S. dollar, relative to other key currencies, weakening in 2017 versus mostly strengthening in 2016, unfavorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. Additionally, there was a change in the value of the underlying assets unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. These decreases were partially offset by long-term interest rates mostly decreasing in 2017 and mostly increasing in 2016, favorably impacting receive-fixed interest rate swaps and total rate of return swaps hedging long duration liability portfolios. Additionally, there was a favorable change in credit spreads which had narrowed more in 2017 versus 2016, favorably impacting index replications. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $1.2 billion ($768 million, net of income tax). This was due to a favorable change of $1.3 billion ($841 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by an unfavorable change of $112 million ($73 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing favorable change of $1.3 billion ($841 million, net of income tax) was primarily driven by changes in market factors and other risks.

The primary changes in market factors are summarized as follows:

•
Long-term interest rates mostly decreased in 2017 versus mostly increasing in 2016, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the 20-year U.S. swap rate decreased three basis points in 2017 and increased three basis points in 2016.

•
Key equity index levels increased more in 2017 than in 2016, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 19% in 2017 and increased 10% in 2016.

The primary changes in other risks are summarized as follows:

•	Updates to actuarial policyholder behavior assumptions within the valuation model;

•	Impacts due to variable annuity reinsurance recaptures, which became effective in the first quarter of 2017;

•
A change in the risk margin adjustment measuring policyholder behavior risks, which was affected by market and interest rate changes, as well as updates to actuarial policyholder behavior assumptions; and

•	A combination of other factors, which include fees being deducted from accounts and changes in the benefit base, premiums, lapses, withdrawals and mortality rates.
We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The unfavorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $141 million ($92 million, net of income tax) was primarily due to an unfavorable change of $138 million, before income tax, as a result of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and an unfavorable change of $3 million, before income tax, related to changes in our own credit spread. The favorable change in the nonperformance risk adjustment on the ceded variable annuity embedded derivatives of $29 million ($19 million, net of income tax) was due to the impact of changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $202 million ($131 million, net of income tax) primarily reflects higher gains on sales of real estate joint ventures and lower impairments of fixed maturity and equity securities. These favorable changes were partially offset by lower gains on sales of fixed maturity and equity securities, and mortgage loans, as well as lower foreign currency transaction losses.

Actuarial Assumption Review. Results for 2017 include a $39 million ($25 million, net of income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which an $18 million ($12 million, net of income tax) gain was recognized in net derivative gains (losses). Of the $39 million gain, a $106 million ($69 million, net of income tax) gain was associated with DAC, offset by a $67 million ($44 million, net of income tax) loss related to reserves. The $18 million gain recognized in net derivative gains (losses) associated with this annual review of actuarial assumptions was included within the other risks in embedded derivatives - direct and assumed guarantees caption in the table above.
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

•	Operational updates, most notably related to updates to maintenance expense assumptions and the closed block projections, resulted in a net gain of $107 million ($69 million, net of income tax).
Results for 2016 include a $722 million ($469 million, net of income tax) loss associated with the annual review of actuarial assumptions related to reserves and DAC, of which a $798 million ($519 million, net of income tax) loss was recognized in net derivative gains (losses) and a $103 million ($67 million, net of income tax) loss was recognized in updates to the closed block projection. Of the $722 million loss, a $787 million ($512 million, net of income tax) loss was related to reserves while a $65 million ($43 million, net of income tax) gain was associated with DAC.
Taxes. Income tax benefit for the year ended December 31, 2017 was $561 million, or 19% of income before provision for income tax, compared with income tax expense of $199 million, or 10% of income before provision for income tax, for the year ended December 31, 2016. Our effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income, and tax credits for low income housing. This incremental tax benefit was $55 million higher in 2017 compared to 2016. Our 2017 results include the following tax items: (i) a net benefit of $1.0 billion related to the impact of U.S. Tax Reform, which includes a $1.1 billion tax benefit and a $44 million, net of income tax, reduction in net investment income, and (ii) a $36 million tax benefit from the finalization of certain tax audits. Our 2016 results include tax benefits of $39 million for the finalization of certain tax audits and $22 million related to an investment tax credit.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings decreased $212 million, net of income tax, to $2.4 billion, net of income tax, for the year ended December 31, 2017 from $2.6 billion, net of income tax, for the year ended December 31, 2016.

Reconciliation of net income (loss) to adjusted earnings

	Years Ended December 31,
	2017	2016
	(In millions)
Net income (loss)	$3,527	$1,742
Less: Net investment gains (losses)	334	132
Less: Net derivative gains (losses)	(344)	(1,138)
Less: Other adjustments to net income (1)	(474)	(388)
Less: Provision for income tax (expense) benefit	1,574	487
Adjusted earnings	$2,437	$2,649
______________
(1) See definitions of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments and Note 2 of the Notes to the Consolidated Financial Statements for additional details on these adjustments by financial statement line item.
Reconciliation of revenues to adjusted revenues and expenses to adjusted expenses

	Years Ended December 31,
	2017	2016
	(In millions)
Total revenues	$37,225	$36,490
Less: Net investment gains (losses)	334	132
Less: Net derivative gains (losses)	(344)	(1,138)
Less: Other adjustments to revenues (1)	(273)	(429)
Total adjusted revenues	$37,508	$37,925
Total expenses	$34,259	$34,549
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(91)	(353)
Less: Other adjustments to expenses (1)	292	312
Total adjusted expenses	$34,058	$34,590
______________
(1) See definitions of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments and Note 2 of the Notes to the Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Consolidated Results — Adjusted Earnings
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Unless otherwise stated, all amounts discussed below are net of income tax.
As previously mentioned, MLIC transferred the issued and outstanding shares of NELICO’s and GALIC’s common stock to MetLife, Inc. in the form of a non-cash extraordinary dividend in December 2016. This transaction, which is excluded from the discussion below, resulted in a $118 million decrease in adjusted earnings as compared to 2016. See “— Dispositions — 2016 Dispositions — Extraordinary Dividends.”
Business Growth. An increase in net investment income resulted from asset growth in our U.S. segment, consistent with the growth in average invested assets from increased net flows in our RIS business. This increase was partially offset by negative net flows, primarily as a result of a reduced asset base in our MetLife Holdings segment, due to the recapture of two assumed single-premium deferred annuity reinsurance agreements with Brighthouse. Consistent with the growth in average invested assets from increased premiums in the U.S. segment, interest credited on long-duration contracts increased. In our MetLife Holdings segment, negative net flows in our deferred annuities business and a decrease in universal life sales resulted in lower asset-based fee income, decreasing adjusted earnings. Higher interest credited on insurance liabilities in our MetLife Holdings segment also decreased adjusted earnings. In our U.S. segment, an increase in premiums, fees and other revenues, coupled with a decline in direct expenses, was partially offset by higher volume-related expenses. The 2017 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act was offset by a corresponding decrease in premiums, fees and other revenues. The combined impact of the items discussed above decreased adjusted earnings by $136 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by lower prepayment fees, lower derivative income and lower returns on real estate joint ventures. In addition, earnings on our securities lending program decreased, which primarily resulted from lower margins due to a flatter yield curve and lower returns on alternative investments (excluding the impact of U.S. Tax Reform). These decreases in net investment income were partially offset by higher returns on other limited partnership interests, driven by improvements in equity market performance, and increased yields on fixed maturity securities and mortgage loans. In our MetLife Holdings segment, higher equity market returns drove an increase in average separate account balances, resulting in higher asset-based fees in our deferred annuities business, and lower DAC amortization in our life business, which increased adjusted earnings. Certain of our funding agreements and guaranteed interest contract liabilities have interest credited rates that are contractually tied to current market rates, specifically the 3-month LIBOR and, as a result, a higher average interest credited rate drove an increase in interest credited expense. In addition, the crediting rate on certain long-duration insurance contracts increased, which decreased adjusted earnings. The changes in market factors discussed above resulted in a slight decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting increased adjusted earnings by $80 million due to favorable morbidity and mortality. A $58 million increase in adjusted earnings was driven by favorable morbidity experience in our U.S. segment, partially offset by unfavorable morbidity experience due to higher claim severity and volume in our long-term care business in our MetLife Holdings segment. The favorable morbidity experience in our U.S. segment was the result of favorable prior year reserve development, lower utilization and the impact of pricing actions in our dental business, as well as favorable claims experience in our group disability and accident & health businesses. Mortality results improved by $22 million primarily as a result of lower claim volume in the life business in our MetLife Holdings segment, partially offset by less favorable claims experience in our group life business in our U.S. segment. The impact in both 2017 and 2016 of our annual actuarial assumption review resulted in a $147 million increase in adjusted earnings, primarily driven by favorable DAC unlockings in 2017 compared to unfavorable DAC unlockings in 2016, primarily in the life business in our MetLife Holdings segment. Refinements to DAC and certain insurance-related liabilities, which were recorded in both 2017 and 2016, resulted in a decrease in adjusted earnings of $15 million. This includes a 2017 charge of $90 million to increase certain RIS policy reserves in our U.S. segment, which decreased adjusted earnings. In addition, this includes 2017 refinements in the MetLife Holdings segment of (i) a $32 million favorable reserve adjustment resulting from modeling improvements in the reserving process in our life business; (ii) a $10 million unfavorable DAC adjustment related to certain participating whole life business assumed from Brighthouse; and (iii) a net unfavorable impact from an affiliated life reinsurance recapture. This also includes an unfavorable 2016 refinement resulting from modeling improvements in the reserving process for our universal life business in the MetLife Holdings segment, which increased adjusted earnings by $25 million in 2017.

Expenses and Taxes. An $80 million increase in expenses was primarily due to an increase in costs associated with corporate initiatives and projects, higher employee-related expenses and expenses incurred in 2017 related to the guaranty fund assessment for Penn Treaty Network America Insurance Company, partially offset by lower costs as a result of the U.S. Retail Advisor Force Divestiture. Costs associated with corporate initiatives and projects include leasehold impairments, Separation-related costs and costs related to our unit cost initiative. Our effective tax rates differ from the U.S. statutory rate of 35% due to non-taxable investment income and tax credits for investments in low income housing. This incremental tax benefit was higher in 2017 compared to 2016 which resulted in a $47 million increase in adjusted earnings. Our results for 2017 include the following tax items: (i) a charge of $360 million related to the impact of U.S. Tax Reform, which includes a $316 million tax charge and a $44 million, net of income tax, reduction in net investment income, and (ii) a tax benefit of $36 million for the finalization of certain tax audits. Our 2016 results include tax benefits of $39 million for the finalization of certain tax audits and $22 million related to an investment tax credit.
Other. In connection with the Separation, annuities reinsurance activity with Brighthouse increased adjusted earnings by $267 million. This favorable impact was primarily due to the recapture in 2016 of certain assumed single-premium deferred annuity reinsurance agreements and the elimination of interest credited payments on the related reinsurance payable, as well as lower DAC amortization. This increase was partially offset by the net unfavorable impact in 2017 from the recapture and novation of, as well as refinements to, assumed and ceded agreements covering certain variable annuity business.
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

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit, market and liquidity risk through industry and issuer diversification and asset allocation. These risk limits, approved annually by a committee of directors that oversees our investment portfolio, promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure, as measured by our economic capital framework. For real estate assets, we manage credit and market risk through asset allocation and by diversifying by geography, property and product type. We manage interest rate risk as part of our ALM strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that reflects the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain non-guaranteed elements of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. We hedge risk to foreign currency exchange rate fluctuation by hedging with foreign currency derivatives. We also use certain derivatives in the management of credit, interest rate, and market valuation risk.
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
Current Environment
The global economy and markets continue to be affected by the changing financial and economic environment. As an insurance company with significant operations in the United States, we are affected by the monetary policy of the Federal Reserve Board in the United States, and also the monetary policy of central banks around the world due to the diversification of our investment portfolio. See “— Selected Country Investments.” Citing a strengthening economy, the Federal Reserve Board has begun its balance sheet taper and the Federal Reserve Board’s Federal Open Market Committee has continued to increase the federal funds rate, most recently in December 2017. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact our business operations, investment portfolio and derivatives. The current environment continues to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”
European Investments
We maintain general account investments in Europe for our global portfolio diversification. We have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., France, the Netherlands and Germany. The sovereign and agency debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. European sovereign and agency fixed maturity securities, at estimated fair value, were $1.3 billion at December 31, 2017. Our European corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $12.1 billion, or 72% of total European corporate securities, at estimated fair value, at December 31, 2017. Of these European fixed maturity securities, 91% were investment grade and, for the 9% that were below investment grade, the majority were non-financial services corporate securities at December 31, 2017. European financial services corporate securities, at estimated fair value, were $4.8 billion (including $2.5 billion within the banking sector) with 98% investment grade, at December 31, 2017. Total European fixed maturity securities, at estimated fair value, were $18.7 billion at December 31, 2017, including $391 million of structured securities.
Selected Country Investments
We have country specific volatility exposure, as we maintain general account investments in the selected countries through our global portfolio diversification.

The following table presents a summary of fixed maturity securities in these selected countries. The information below is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business). Sovereign includes government and agency.

	Selected Country Fixed Maturity Securities at December 31, 2017
	Sovereign	Financial Services	Non-Financial Services	Structured	Total (1)
	(Dollars in millions)
United Kingdom	$—	$1,711	$5,392	$284	$7,387
Mexico	268	84	349	—	701
South Korea	43	3	—	—	46
Total	$311	$1,798	$5,741	$284	$8,134
Investment grade %	100%	99%	92%	84%	94%
______________

(1)	The par value and amortized cost were $7.4 billion and $7.9 billion, respectively, at December 31, 2017.
We manage direct and indirect investment exposure in the selected countries through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries will have a material adverse effect on our results of operations or financial condition.
Investment Portfolio Results
The following yield table presents the yield and net investment income, as reported on an adjusted basis, for our investment portfolio for the periods indicated. We calculate yields using reported net investment income, as reported on an adjusted basis. Net investment income, as reported on an adjusted basis, includes the impact of changes in foreign currency exchange rates. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Years Ended December 31,
	2017		2016		2015
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2)	4.78%	$6,919	4.92%	$7,578	5.12%	$7,876
Mortgage loans (2)	4.59%	2,647	4.63%	2,539	4.91%	2,514
Real estate and real estate joint ventures	2.58%	169	3.61%	229	4.44%	330
Policy loans	5.20%	310	5.18%	404	5.13%	435
Equity securities	5.53%	97	4.83%	89	4.64%	91
Other limited partnership interests	16.43%	625	10.40%	413	10.96%	519
Cash and short-term investments	(1.27)%	(10)	0.40%	7	0.40%	12
Other invested assets		521		744		630
Investment income	4.94%	11,278	5.05%	12,003	5.23%	12,407
Investment fees and expenses	(0.17)	(395)	(0.16)	(389)	(0.17)	(412)
Net investment income, as reported on an adjusted basis (3)	4.77%	$10,883	4.89%	$11,614	5.06%	$11,995
______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, and the effects of consolidating certain variable interest entities (“VIEs”) under GAAP that are treated as consolidated securitization entities (“CSEs”). A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income from fixed maturity securities and mortgage loans includes prepayment fees.

(3)
See Note 2 of the Notes to the Consolidated Financial Statements for further information, as well as the presentation of net investment income, as reported on an adjusted basis compared to the most directly comparable GAAP financial measure.

See “— Results of Operations — Consolidated Results — Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016” for an analysis of the year over year changes in net investment income.
Fixed Maturity and Equity Securities AFS
The following table presents fixed maturity and equity securities AFS by type (public or private) and information about perpetual and redeemable securities held at:

	December 31, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$136,376	80.1%	$130,487	80.0%
Privately-placed	33,896	19.9	32,633	20.0
Total fixed maturity securities	$170,272	100.0%	$163,120	100.0%
Percentage of cash and invested assets	63.0%		61.5%
Equity securities
Privately-held	$923	55.7%	$963	52.4%
Publicly-traded	735	44.3	876	47.6
Total equity securities	$1,658	100.0%	$1,839	100.0%
Percentage of cash and invested assets	0.6%		0.7%
Perpetual securities included within fixed maturity and equity securities AFS	$353		$460
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$649		$584
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

Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at December 31, 2017.
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

	December 31, 2017
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$18,802	11.0%	$399	24.1%
Level 2
Independent pricing sources	138,085	81.1	825	49.7
Internal matrix pricing or discounted cash flow techniques	1,692	1.0	68	4.1
Significant other observable inputs	139,777	82.1	893	53.8
Level 3
Independent pricing sources	8,641	5.1	245	14.8
Internal matrix pricing or discounted cash flow techniques	2,918	1.7	120	7.2
Independent broker quotations	134	0.1	1	0.1
Significant unobservable inputs	11,693	6.9	366	22.1
Total estimated fair value	$170,272	100.0%	$1,658	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.

The composition of fair value pricing sources for and significant changes in Level 3 securities at December 31, 2017 are as follows:

•	The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in three sectors: U.S. and foreign corporate securities and residential mortgage-backed securities (“RMBS”).

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

•
During the year ended December 31, 2017, Level 3 fixed maturity securities decreased by $1.7 billion, or 13%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales and an increase in estimated fair value recognized in OCI.

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
Fixed Maturity Securities AFS
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. The NAIC designations are generally similar to the credit quality ratings of the NRSRO for fixed maturity securities, except for certain RMBS, ABS and commercial mortgage-backed securities (“CMBS”), (collectively, “Structured Securities”) as described below. Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s, S&P, Fitch, Dominion Bond Rating Service, A.M. Best, Kroll Bond Rating Agency, Egan Jones Ratings Company and Morningstar Credit Ratings, LLC (“Morningstar”). If no rating is available from a rating agency, then an internally developed rating is used.
The NAIC has adopted revised methodologies for certain Structured Securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with the revised methodologies for these Structured Securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such Structured Securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from Structured Securities. We apply the revised NAIC methodologies to Structured Securities held by Metropolitan Life Insurance Company as it maintains the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate Structured Securities held by insurers using the revised NAIC methodologies on an annual basis. If Metropolitan Life Insurance Company acquires Structured Securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available. NAIC designations may not correspond to NRSRO ratings.

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

		December 31,
		2017				2016
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$102,912	$9,074	$111,986	65.8%	$100,437	$6,467	$106,904	65.5%
2	Baa	42,238	3,094	45,332	26.6	41,445	1,470	42,915	26.3
	Subtotal investment grade	145,150	12,168	157,318	92.4	141,882	7,937	149,819	91.8
3	Ba	8,231	258	8,489	5.0	8,905	72	8,977	5.5
4	B	3,789	53	3,842	2.2	3,719	(15)	3,704	2.3
5	Caa and lower	632	(13)	619	0.4	635	(15)	620	0.4
6	In or near default	7	(3)	4	—	—	—	—	—
	Subtotal below investment grade	12,659	295	12,954	7.6	13,259	42	13,301	8.2
	Total fixed maturity securities	$157,809	$12,463	$170,272	100.0%	$155,141	$7,979	$163,120	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
December 31, 2017
U.S. corporate	$23,330	$25,769	$5,379	$3,043	$566	$3	$58,090
U.S. government and agency	38,279	266	—	—	—	—	38,545
Foreign corporate	6,634	16,442	1,889	590	41	—	25,596
RMBS	22,087	283	206	49	9	—	22,634
ABS	7,106	590	169	—	1	—	7,866
State and political subdivision	7,296	199	55	—	—	1	7,551
CMBS	5,437	6	45	—	—	—	5,488
Foreign government	1,817	1,777	746	160	2	—	4,502
Total fixed maturity securities	$111,986	$45,332	$8,489	$3,842	$619	$4	$170,272
Percentage of total	65.8%	26.6%	5.0%	2.2%	0.4%	—%	100.0%
December 31, 2016
U.S. corporate	$21,765	$24,664	$6,157	$2,998	$574	$—	$56,158
U.S. government and agency	35,359	256	—	—	—	—	35,615
Foreign corporate	6,557	15,234	1,993	533	40	—	24,357
RMBS	22,689	484	215	27	2	—	23,417
ABS	6,908	538	57	—	1	—	7,504
State and political subdivision	6,966	123	45	—	2	—	7,136
CMBS	4,931	4	—	—	—	—	4,935
Foreign government	1,729	1,612	510	146	1	—	3,998
Total fixed maturity securities	$106,904	$42,915	$8,977	$3,704	$620	$—	$163,120
Percentage of total	65.5%	26.3%	5.5%	2.3%	0.4%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 2% of total investments at both December 31, 2017 and 2016. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	December 31,
	2017		2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$27,302	32.6%	$26,151	32.5%
Consumer	19,671	23.5	19,394	24.1
Finance	14,678	17.6	13,256	16.5
Utility	13,636	16.3	13,214	16.4
Communications	6,725	8.0	6,865	8.5
Other	1,674	2.0	1,635	2.0
Total	$83,686	100.0%	$80,515	100.0%

Structured Securities
We held $36.0 billion and $35.9 billion of Structured Securities, at estimated fair value, at December 31, 2017 and 2016, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
The table below presents our RMBS holdings at:

	December 31,
	2017			2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$13,026	57.6%	$848	$14,342	61.2%	$551
Pass-through securities	9,608	42.4	51	9,075	38.8	80
Total RMBS	$22,634	100.0%	$899	$23,417	100.0%	$631
By risk profile:
Agency	$14,192	62.7%	$236	$13,599	58.1%	$239
Prime	1,139	5.0	71	1,316	5.6	66
Alt-A	4,036	17.8	362	4,779	20.4	178
Sub-prime	3,267	14.5	230	3,723	15.9	148
Total RMBS	$22,634	100.0%	$899	$23,417	100.0%	$631
Ratings profile:
Rated Aaa/AAA	$14,608	64.5%		$13,989	59.7%
Designated NAIC 1	$22,087	97.6%		$22,689	96.9%
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
The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were designated NAIC 1 by the NAIC at December 31, 2017 and 2016. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
Included within prime and Alt-A RMBS are re-securitization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the re-securitization.
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions, and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $3.0 billion and $3.4 billion at December 31, 2017 and 2016, respectively, with unrealized gains (losses) of $193 million and $119 million at December 31, 2017 and 2016, respectively.

ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	December 31,
	2017			2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$4,557	57.9%	$49	$4,115	54.8%	$(41)
Student loans	862	11.0	2	757	10.1	(15)
Credit card loans	790	10.0	—	648	8.6	7
Automobile loans	642	8.2	—	762	10.2	1
Consumer loans	427	5.4	4	372	5.0	(2)
Foreign residential loans	110	1.4	(2)	261	3.5	(17)
Other loans	478	6.1	5	589	7.8	4
Total	$7,866	100.0%	$58	$7,504	100.0%	$(63)
Ratings profile:
Rated Aaa/AAA	$4,040	51.4%		$3,657	48.7%
Designated NAIC 1	$7,106	90.3%		$6,908	92.1%
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	December 31, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$74	$79	$—	$—	$7	$7	$5	$5	$—	$—	$86	$91
2011	96	98	30	31	—	—	—	—	—	—	126	129
2012	228	234	197	202	196	201	7	7	—	—	628	644
2013	460	486	475	493	207	212	60	45	—	—	1,202	1,236
2014	281	289	336	342	74	77	—	—	—	—	691	708
2015	961	977	174	179	47	48	—	—	—	—	1,182	1,204
2016	282	285	47	46	11	10	—	—	—	—	340	341
2017	543	543	428	428	164	164	—	—	—	—	1,135	1,135
Total	$2,925	$2,991	$1,687	$1,721	$706	$719	$72	$57	$—	$—	$5,390	$5,488
Ratings Distribution		54.5%		31.4%		13.1%		1.0%		—%		100.0%

	December 31, 2016
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003-2010	$154	$161	$23	$23	$75	$76	$4	$4	$3	$3	$259	$267
2011	106	110	37	38	—	—	—	—	—	—	143	148
2012	221	228	193	199	196	201	6	7	—	—	616	635
2013	522	548	465	488	265	250	—	—	—	—	1,252	1,286
2014	360	366	402	408	151	143	—	—	—	—	913	917
2015	1,050	1,054	178	170	61	59	—	—	—	—	1,289	1,283
2016	352	348	47	46	5	5	—	—	—	—	404	399
Total	$2,765	$2,815	$1,345	$1,372	$753	$734	$10	$11	$3	$3	$4,876	$4,935
Ratings Distribution		57.0%		27.8%		14.9%		0.2%		0.1%		100.0%
The tables above reflect NRSRO ratings including Moody’s, S&P, Fitch and Morningstar. CMBS designated NAIC 1 were 99.1% and 99.9% of total CMBS at December 31, 2017 and 2016, respectively.
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
Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Credit-related impairments of fixed maturity securities were $6 million, $89 million and $54 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Explanation of changes in fixed maturity and equity securities impairments are as follows:
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $30 million for the year ended December 31, 2017 as compared to $172 million for the year ended December 31, 2016. The most significant decreases were in U.S. and foreign corporate securities and common stock, which comprised $28 million for the year ended December 31, 2017, as compared to $156 million for the year ended December 31, 2016. A decrease of $128 million in OTTI losses on U.S. and foreign corporate securities and common stock was concentrated in industrial securities and was the result of lower oil prices impacting the energy sector in 2016.
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
Repurchase Agreements
The Company participates in short-term repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and receives cash as collateral in an amount generally equal to 95% to 100% of the estimated fair value of the securities loaned at the inception of the transaction. The associated liability is recorded at the amount of cash received. The Company monitors the estimated fair value of the collateral and the securities loaned throughout the duration of the transaction and additional collateral is obtained as necessary. Securities loaned under such transactions may be sold or re-pledged by the transferee.
See Note 8 of the Notes to the Consolidated Financial Statements for information regarding our repurchase agreement transactions.

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	December 31,
	2017				2016
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$35,440	60.9%	$173	0.5%	$34,008	60.4%	$167	0.5%
Agricultural	12,712	21.8	40	0.3%	12,358	22.0	38	0.3%
Residential	10,058	17.3	58	0.6%	9,895	17.6	62	0.6%
Total	$58,210	100.0%	$271	0.5%	$56,261	100.0%	$267	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the fair value option. Such amounts are presented in Note 8 of the Notes to the Consolidated Financial Statements. The carrying value of all mortgage loans, net of valuation allowance was 21.6% and 21.3% of cash and invested assets at December 31, 2017 and 2016, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 86% are collateralized by properties located in the United States, with the remaining 14% collateralized by properties located outside the United States at December 31, 2017, which includes 8% of properties located in the U.K. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 10% and 7%, respectively, of total commercial and agricultural mortgage loans at December 31, 2017. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the United States at December 31, 2017. The carrying values of our residential mortgage loans located in California, Florida, and New York were 34%, 10%, and 7%, respectively, of total residential mortgage loans at December 31, 2017.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	December 31,
	2017		2016
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,234	23.2%	$8,053	23.7%
International	5,722	16.2	5,277	15.5
Middle Atlantic	5,625	15.9	5,821	17.1
South Atlantic	4,704	13.3	4,644	13.7
West South Central	3,086	8.7	2,964	8.7
East North Central	2,202	6.2	1,646	4.8
Mountain	1,109	3.1	1,123	3.3
New England	747	2.1	967	2.8
East South Central	744	2.1	327	1.0
West North Central	461	1.3	483	1.4
Multi-Region and Other	2,806	7.9	2,703	8.0
Total recorded investment	35,440	100.0%	34,008	100.0%
Less: valuation allowances	173		167
Carrying value, net of valuation allowances	$35,267		$33,841
Property Type
Office	$18,151	51.2%	$17,220	50.6%
Retail	5,906	16.7	6,766	19.9
Apartment	4,696	13.3	4,091	12.0
Hotel	3,051	8.6	3,257	9.6
Industrial	2,754	7.8	2,385	7.0
Other	882	2.4	289	0.9
Total recorded investment	35,440	100.0%	34,008	100.0%
Less: valuation allowances	173		167
Carrying value, net of valuation allowances	$35,267		$33,841
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 54% and 52% at December 31, 2017 and 2016, respectively and our average debt service coverage ratio was 2.6x at both December 31, 2017 and 2016. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 44% and 43% at December 31, 2017 and 2016, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 1, 8 and 10 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) as of and for the years ended December 31, 2017, 2016 and 2015.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and to a lesser extent joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio of real estate private equity funds. The carrying values of real estate and real estate joint ventures was $6.7 billion and $6.4 billion, or 2.5% and 2.4% of cash and invested assets, including properties acquired through foreclosure of $44 million and $56 million at December 31, 2017 and 2016, respectively. The estimated fair value of our real estate investments was $11.2 billion and $10.2 billion at December 31, 2017 and 2016, respectively.
Impairments recognized on real estate and real estate joint ventures were $13 million, $0 and $34 million for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation expense on real estate investments was $76 million, $68 million and $131 million for the years ended December 31, 2017, 2016 and 2015, respectively. Real estate investments were net of accumulated depreciation of $668 million and $597 million at December 31, 2017 and 2016, respectively.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration.
Geographical diversification: The carrying value of our real estate investments, excluding funds, located in California, the District of Columbia and Georgia were 22%, 15% and 11%, respectively, of total real estate investments, excluding funds, at December 31, 2017. Real estate funds were 18% of our real estate investments at December 31, 2017. The majority of these funds hold underlying real estate investments that are well diversified across the United States.
Of our real estate investments, excluding funds, 99% were located in the United States, with the remaining 1% located outside the United States, at December 31, 2017.

Property type diversification: Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2017		2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$2,170	32.6%	$2,185	34.2%
Apartment	1,263	19.0	1,302	20.4
Real estate funds	1,184	17.8	801	12.6
Retail	570	8.6	544	8.5
Hotel	434	6.5	466	7.3
Land	356	5.3	288	4.5
Industrial	347	5.2	446	7.0
Agriculture	29	0.4	40	0.6
Other	303	4.6	314	4.9
Total real estate and real estate joint ventures	$6,656	100.0%	$6,386	100.0%
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $4.0 billion, or 1.5% of cash and invested assets, and $3.7 billion, or 1.4% of cash and invested assets, at December 31, 2017 and 2016, respectively, which included $262 million and $532 million of hedge funds, at December 31, 2017 and 2016, respectively. Cash distributions on these investments are generated from investment gains, income from operations from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2017		2016
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$6,592	44.2%	$8,728	50.6%
Tax credit and renewable energy partnerships	3,165	21.2	3,128	18.1
Loans to affiliates	2,258	15.1	2,262	13.1
Annuities funding structured settlement claims	1,284	8.6	1,288	7.5
Leveraged leases, net of non-recourse debt	1,112	7.5	1,289	7.5
Direct financing leases	207	1.4	215	1.2
Funds withheld	160	1.1	151	0.9
Operating joint venture	57	0.4	96	0.5
Other	76	0.5	98	0.6
Total	$14,911	100.0%	$17,255	100.0%
Percentage of cash and invested assets	5.5%		6.5%
Leveraged lease impairments were $79 million, $36 million and $41 million for the years ended December 31, 2017, 2016 and 2015, respectively.

See Notes 1, 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, loans to affiliates, annuities funding structured settlement claims, leveraged and direct financing leases, funds withheld and an operating joint venture.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2017 and 2016.

•	The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2017, 2016 and 2015.
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
Derivatives categorized as Level 3 at December 31, 2017 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At December 31, 2017, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2017		2016
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$980	$(1)	$961	$6
Written	7,874	181	8,025	111
Total	$8,854	$180	$8,986	$117
__________________
As of December 31, 2016, the Company no longer maintained a trading portfolio for derivatives.
The following table presents the gross gains, gross losses and net gain (losses) recognized in income for credit default swaps as follows:

	Years Ended December 31,
	2017			2016
Credit Default Swaps	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)	Gross Gains (1)	Gross Losses (1)	Net Gains (Losses)
	(In millions)
Purchased (2), (4)	$4	$(20)	$(16)	$7	$(30)	$(23)
Written (3), (4)	108	(6)	102	67	(19)	48
Total	$112	$(26)	$86	$74	$(49)	$25
__________________

(1)	Gains (losses) are reported in net derivative gains (losses), except for gains (losses) on the trading portfolio, which are reported in net investment income.

(2)
As of December 31, 2016, the Company no longer maintained a trading portfolio for derivatives. The gross gains and gross (losses) for purchased credit default swaps in the trading portfolio were $4 million and ($4) million, respectively, for the year ended December 31, 2016.

(3)
As of December 31, 2016, the Company no longer maintained a trading portfolio for derivatives. The gross gains and gross (losses) for written credit default swaps in the trading portfolio were $3 million and ($3) million, respectively, for the year ended December 31, 2016.

(4)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $7 million was due to certain credit spreads on credit default swaps hedging certain bonds, narrowing less in the current period as compared to the prior period. The favorable change in net gains (losses) on written credit default swaps of $54 million was due to certain credit spreads on certain credit default swaps used as replications, narrowing more in the current period as compared to the prior period.
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
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties on deposit from customers, which cannot be sold or re-pledged, and which has not been recorded on our consolidated balance sheets. The amount of this collateral was $11 million and $14 million at estimated fair value at December 31, 2017 and 2016, respectively. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $1.0 billion and $1.6 billion at December 31, 2017 and 2016, respectively. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Guarantees
See “Guarantees” in Note 16 of the Notes to the Consolidated Financial Statements.
Other
We enter into the following additional commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, and gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.

Other than the commitments disclosed in Note 16 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, bridge loans, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities, bridge loans and private corporate bond investments, see “— Liquidity and Capital Resources — Contractual Obligations.”
Insolvency Assessments
See Note 16 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest for our debt securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Investments — Current Environment.”
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $3.0 billion and $3.3 billion at December 31, 2017 and 2016, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $86.6 billion and $83.2 billion at December 31, 2017 and 2016, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, funding agreements and secured borrowings, as well as amounts held in the closed block.
Liquidity
Liquidity refers to the ability to generate adequate amounts of cash to meet our needs. We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the asset mix and asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. We include provisions limiting withdrawal rights on many of our products, including general account pension products sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, global funding sources including commercial paper and credit and committed facilities.

Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, for securities in an unrealized loss position, realized losses would be incurred on securities sold and impairments would be incurred, if there is a need to sell securities prior to recovery, which may negatively impact our financial condition. See “Risk Factors — Investments-Related Risks — Should the Need Arise, We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value Given Their Illiquid Nature, and Our Requirements to Pledge Collateral in Derivatives Transactions May Adversely Affect Our Liquidity.”
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
Rating Agencies
Rating agencies assign insurer financial strength ratings to MetLife, Inc.’s domestic life insurance subsidiaries, including us, and credit ratings to MetLife, Inc. and certain of its subsidiaries, including us. Financial strength ratings represent the opinion of rating agencies regarding the ability of an insurance company to pay obligations under insurance policies and contracts in accordance with their terms. Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital of Metropolitan Life Insurance Company are among the many factors considered in determining our insurer financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.
Downgrades in our insurer financial strength or credit ratings, MetLife, Inc.’s credit ratings or changes to our or MetLife, Inc.’s ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways. See “Risk Factors — Risks Related to Our Business — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings or MetLife, Inc.’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations,” and “— Liquidity and Capital Uses — Pledged Collateral.”
A downgrade in our insurer financial strength or credit ratings or the credit ratings or insurer financial strength ratings of MetLife, Inc. or its other subsidiaries would likely impact us in the following ways, including:

•	impact our ability to generate cash flows from the sale of funding agreements and other capital market products offered by our RIS business;

•	impact the cost and availability of financing for MetLife, Inc. and its subsidiaries; and

•
result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting investments held by the subsidiaries subject to the agreements. See “— Liquidity and Capital Uses — Pledged Collateral.”

Statutory Capital and Dividends
We have statutory surplus well above levels to meet current regulatory requirements.

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
The amount of the dividend that Metropolitan Life Insurance Company can pay to MetLife, Inc. is constrained by the amount of surplus Metropolitan Life Insurance Company holds to maintain its ratings and provides an additional margin for risk protection and investment in Metropolitan Life Insurance Company’s businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. by Metropolitan Life Insurance Company is governed by insurance laws and regulations. See “Business — Regulation — Insurance Regulation” and Note 12 of the Notes to the Consolidated Financial Statements.
Affiliated Captive Reinsurance Transactions
Metropolitan Life Insurance Company cedes specific policy classes, including ordinary life insurance, participating whole life insurance, long-term disability insurance and group life insurance, to a wholly-owned offshore reinsurer. The wholly-owned offshore reinsurer currently only reinsures Metropolitan Life Insurance Company business and the results of the offshore reinsurer are eliminated within our consolidated results of operations. In addition, Metropolitan Life Insurance Company reinsures specific policy classes, including term life insurance, universal life insurance and ordinary and industrial life insurance, to other affiliated captive reinsurers. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has committed to maintain the surplus of two of the domestic affiliated captive reinsurers, as well as provide a guarantee of one such captive reinsurer’s repayment obligations on the letters of credit. MetLife, Inc. has also provided a guarantee of the wholly-owned offshore reinsurer’s payment obligations on a retrocession agreement entered into by the reinsurer. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business.
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

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Sources:
Operating activities, net	$6,354	$5,804	$5,266
Investing activities, net	—	—	2,143
Changes in policyholder account balances, net	43	3,710	—
Long-term debt issued	169	45	907
Other, net	164	24	2
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	3	—	—
Total sources	6,733	9,583	8,318
Uses:
Investing activities, net	3,613	3,662	—
Changes in policyholder account balances, net	—	—	1,032
Changes in payables for collateral under securities loaned and other transactions, net	525	696	2,230
Long-term debt repaid	92	58	673
Financing element on certain derivative instruments and other derivative related transactions, net	300	321	66
Cash paid in connection with noncontrolling interests	71	—	159
Dividends of subsidiaries	—	115	—
Dividends paid to MetLife, Inc.	2,523	3,600	1,489
Returns of capital	5	68	11
Return of capital associated with the purchase of operating joint venture interest from an affiliate	249	—	—
Total uses	7,378	8,520	5,660
Net increase (decrease) in cash and cash equivalents	$(645)	$1,063	$2,658
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
Cash Flows from Financing
The principal cash inflows from our financing activities come from issuances of debt, deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from repayments of debt, payments of dividends on Metropolitan Life Insurance Company’s common stock, withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early contractholder and policyholder withdrawal.

Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of Primary Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital:
Global Funding Sources
Liquidity is provided by a variety of global funding sources, including funding agreements, credit and committed facilities and commercial paper. Capital is provided by a variety of global funding sources, including short-term and long-term debt. The diversity of our global funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary global funding sources include:
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Metropolitan Life Insurance Company and its former insurance subsidiary, GALIC, are members of regional FHLBs. During the years ended December 31, 2017, 2016 and 2015, we issued $20.4 billion, $16.6 billion and $17.5 billion, respectively, and repaid $20.4 billion, $14.8 billion and $17.7 billion, respectively, under funding agreements with certain regional FHLBs. In December 2016, $625 million of funding agreement obligations were deconsolidated due to the disposition of GALIC. At both December 31, 2017 and 2016, total obligations outstanding under these funding agreements were $14.4 billion. See Note 4 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2017, 2016 and 2015, we issued $42.7 billion, $39.7 billion and $35.1 billion, respectively, and repaid $41.4 billion, $38.5 billion and $35.5 billion, respectively, under such funding agreements. At December 31, 2017 and 2016, total obligations outstanding under these funding agreements were $34.2 billion and $30.8 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Farmer Mac, as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During the years ended December 31, 2017, 2016 and 2015, we issued $1.0 billion, $1.2 billion and $50 million, respectively, and repaid $1.0 billion, $1.2 billion and $50 million, respectively, under such funding agreements. At both December 31, 2017 and 2016, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements.
Long-term Debt Issued
In August 2017, a subsidiary issued $139 million of long-term debt to a third party.
In December 2015, MetLife Private Equity Holdings, LLC, a wholly-owned indirect investment subsidiary of MLIC, borrowed $350 million under term loans. See Note 11 of the Notes to the Consolidated Financial Statements.
Credit and Committed Facilities
At December 31, 2017, MetLife Funding and MetLife, Inc. maintained the Credit Facility and the Committed Facility. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreement.
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2017, we had outstanding $57 million in letters of credit and no drawdowns against this facility, and an affiliate had $73 million in letters of credit outstanding against this facility. Remaining availability was $2.9 billion at December 31, 2017.

The Committed Facility is used for collateral for certain of our affiliated reinsurance liabilities. When drawn upon, this facility bears interest at varying rates in accordance with the agreement. We had $395 million in letters of credit outstanding and there was no remaining availability under the facility at December 31, 2017. The Committed Facility matures on June 20, 2018.
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
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt excluding long-term debt relating to CSEs at:

	December 31,
	2017	2016
	(In millions)
Short-term debt (1)	$243	$100
Long-term debt (2)	$1,661	$1,577
______________

(1)
Includes $143 million and $0 of debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2017 and 2016, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $523 million and $366 million of debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2017 and 2016, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable covenants at December 31, 2017.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:
Dividends
During each of the years ended December 31, 2017, 2016 and 2015, Metropolitan Life Insurance Company paid cash dividends to MetLife, Inc. of $2.5 billion, $3.6 billion and $1.5 billion, respectively. Also, during the year ended December 31, 2016, Metropolitan Life Insurance Company distributed to MetLife, Inc. as a non-cash extraordinary dividend all of the issued and outstanding shares of common stock of each of NELICO and GALIC. The net book value of NELICO and GALIC at the time of the dividend was $2.9 billion, which was recorded as a dividend of retained earnings of $2.7 billion and a decrease to other comprehensive income of $254 million, net of income tax. See Notes 3 and 12 of the Notes to the Consolidated Financial Statements.

Debt Repayments
See Note 11 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt, including:

•	In December 2016, the $107 million 7.625% surplus notes were deconsolidated due to the disposition of GALIC;

•
In December 2015, a wholly-owned real estate subsidiary of the Company repaid in cash $110 million of its mortgage loans issued to Brighthouse Life Insurance Company (“Brighthouse Insurance”) due in January 2016;

•	In November 2015, the Company repaid in cash, at maturity, $188 million of surplus notes issued to MetLife Mexico S.A., an affiliate;

•	In November 2015, the Company repaid in cash, at maturity, $200 million of surplus notes; and

•	During 2015, a wholly-owned real estate subsidiary of the Company repaid in cash $132 million of its 7.26% mortgage loans issued to Brighthouse Insurance due in January 2020.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2017 and 2016, general account surrenders and withdrawals from annuity products were $1.6 billion and $1.5 billion, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the Retirement and Income Solutions business products that provide customers with limited rights to accelerate payments, as of December 31, 2017, there were funding agreements totaling $114 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2017 and 2016, we had received pledged cash collateral of $3.7 billion and $4.0 billion, respectively. At December 31, 2017 and 2016, we had pledged cash collateral of $188 million and $226 million, respectively. With respect to OTC-bilateral derivatives in a net liability position that have financial strength contingent provisions, a one-notch downgrade in Metropolitan Life Insurance Company’s credit or financial strength rating would not have increased our derivative collateral requirements at December 31, 2017. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $15.2 billion and $16.8 billion at December 31, 2017 and 2016, respectively. Of these amounts, $2.9 billion and $4.0 billion at December 31, 2017 and 2016, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2017 was $2.9 billion, all of which were U.S. government and agency securities which, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 8 of the Notes to the Consolidated Financial Statements.

Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $1.0 billion at December 31, 2017. The estimated fair value of the securities on loan at December 31, 2017 was $1.0 billion which were primarily U.S. government and agency securities which, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 8 of the Notes to the Consolidated Financial Statements.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for on the consolidated financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 16 of the Notes to the Consolidated Financial Statements.
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
Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2017:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$214,648	$11,502	$12,978	$12,511	$177,657
Policyholder account balances	108,878	26,658	17,190	8,936	56,094
Payables for collateral under securities loaned and other transactions	19,871	19,871	—	—	—
Debt	3,477	373	213	561	2,330
Investment commitments	7,171	6,785	285	89	12
Operating leases	1,343	144	264	262	673
Other	24,125	23,990	—	—	135
Total	$379,513	$89,323	$30,930	$22,359	$236,901

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
The sum of the estimated cash flows of $214.6 billion exceeds the liability amounts of $129.2 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Actual cash payments may differ significantly from the liabilities as presented on the consolidated balance sheet and the estimated cash payments as presented due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments.
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
The sum of the estimated cash flows of $108.9 billion exceeds the liability amount of $93.9 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table above. We also held non-cash collateral, which is not reflected as a liability on the consolidated balance sheet, of $995 million at December 31, 2017.

Debt
Amounts presented for debt include short-term debt and long-term debt, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet as the amounts presented herein (i) do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) include future interest on such obligations for the period from January 1, 2018 through maturity; and (iii) do not include long-term debt relating to CSEs at December 31, 2017 as such debt does not represent our contractual obligation for the period from January 1, 2018 through maturity. Future interest on variable rate debt was computed using prevailing rates at December 31, 2017 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations. Total debt at December 31, 2017 included affiliated debt obligations of $1.7 billion.
Investment Commitments
To enhance the return on our investment portfolio, we commit to lend funds under mortgage loans, bank credit facilities, bridge loans and private corporate bond investments and we commit to fund partnership investments. In the table above, the timing of the funding of mortgage loans and private corporate bond investments is based on the expiration dates of the corresponding commitments. As it relates to commitments to fund partnerships and bank credit facilities, we anticipate that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are generally presented in the one year or less category. Commitments to fund bridge loans are short-term obligations and, as a result, are presented in the one year or less category. See Note 16 of the Notes to the Consolidated Financial Statements and “— Off-Balance Sheet Arrangements.”
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
Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheet. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheet that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $1.5 billion was excluded as the timing of payment cannot be reliably determined.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2017.
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
The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	adjusted revenues	(i)	revenues
(ii)	adjusted expenses	(ii)	expenses
(iii)	adjusted earnings	(iii)	net income (loss)
Reconciliations of these non-GAAP measures to the most directly comparable historical GAAP measures are included in the results of operations, see “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income. These “adjusted” non-GAAP financial measures were formerly referred to as “operating” non-GAAP financial measures.
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies:
Adjusted earnings
This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results.
Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax.
Adjusted revenues and adjusted expenses
These financial measures focus on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MLIC but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also includes the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MLIC that do not meet the criteria to be included in results of discontinued operations under GAAP. Adjusted revenues also excludes net investment gains (losses) and net derivative gains (losses).
The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, and (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) across MetLife, Inc.’s GRM, ALM, Finance, Treasury, Investments and business segment departments. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. MetLife, Inc.’s Enterprise Risk Committee (“ERC”) is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife, Inc. and subsidiary insurance company level manage capital and risk positions, and establish corporate business standards.
Global Risk Management
Independent from the lines of business, the centralized GRM, led by MetLife, Inc.’s Chief Risk Officer (“CRO”) coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated, managed and reported across the Company. The CRO reports to MetLife, Inc.’s Chief Executive Officer and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.

GRM considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. GRM’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines MetLife’s approach for managing risk;

•	developing policies and procedures for managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	coordinating Own Risk and Solvency Assessments for the Board, senior management and regulator use;

•	establishing appropriate corporate risk tolerance levels;

•	recommending risk appetite statements and investment general authorizations to the Board;

•	measuring capital on an economic basis;

•	recommending capital allocations on an economic capital basis; and

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

Asset/Liability Management
We actively manage our assets using an approach that is liability driven and balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably aligned on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM, GRM, and Investments departments, with the engagement of senior members of MetLife’s business segments, and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios investment guidelines and limits, approving significant portfolio and ALM strategies and providing oversight of the ALM process. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage risk by geography, product or portfolio type. Generally, the ALM Steering Committee and the Hybrid Guarantee Product ALM Committee oversee the activities of the underlying ALM Committees and Working Groups. The ALM Steering Committee and Hybrid Guarantee Product ALM Committee report to the ERC.
MetLife establishes portfolio guidelines that define ranges and limits related to asset allocation, interest rate risk, liquidity, concentration and other risks for each major business segment, legal entity or insurance product group. These guidelines support implementation of investment strategies used to adequately fund our liabilities within acceptable levels of risk. We also establish VA hedging programs and associated investment portfolios for different blocks of VA business. The ALM Working Groups monitor these strategies and programs through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, value at risk, VA market sensitivities (to interest rates, equity market levels, equity volatility, and foreign exchange rates), stress scenario payoffs, liquidity, foreign exchange, asset sector concentration and credit quality.
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

Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities. The interest rate sensitive liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We Are Exposed to Significant Global Financial and Capital Markets Risks Which May Adversely Affect Our Results of Operations, Financial Condition and Liquidity, and May Cause Our Net Investment Income to Vary from Period to Period.”
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities. The foreign currency exchange rate liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro and the British pound. We hedge foreign currency exchange rate risk with foreign currency swaps, forwards and options.
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
Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The NYDFS regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For MLIC, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. For each segment, invested assets greater than or equal to the GAAP liabilities net of certain non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.
We employ product design, pricing and ALM strategies to reduce the potential effects of interest rate movements. Product design and pricing strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products. ALM strategies include the use of derivatives. We also use reinsurance to mitigate interest rate risk.
We also use common industry metrics, such as duration and convexity, to measure the relative sensitivity of assets and liability values to changes in interest rates. In computing the duration of liabilities, we consider all policyholder guarantees and how we intend to set indeterminate policy elements such as interest credits or dividends. Each asset portfolio or portfolio group has a duration target based on the liability duration and the investment objectives of that portfolio. Where a liability cash flow may exceed the maturity of available assets, we may support such liabilities with equity investments, derivatives or interest rate curve mismatch strategies.

Foreign Currency Exchange Rate Risk Management
MetLife, Inc. has a well-established Enterprise Foreign Exchange (“FX”) Risk Policy to ensure that we manage foreign currency exchange rate exposures within MetLife, Inc.’s risk tolerance. In general, investments backing specific liabilities are currency matched. This is achieved through direct investments in matching currency or through the use of FX derivatives. Enterprise FX risk limits are established by the ERC. Management of each of the Company’s segments, with oversight from MetLife, Inc.’s FX Risk Committee and the respective ALM committee for the segment, is responsible for managing any foreign currency exchange rate exposure. The general authorizations of the Investment Committee of MLIC also set limits on unhedged foreign currency investment exposure.
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
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on financial results under different accounting regimes, including U.S. GAAP and statutory accounting. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

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

•
Foreign Currency Exchange Rate Risk — We use currency swaps, forwards and options to hedge foreign currency exchange rate risk. These hedges are generally used to swap foreign currency denominated bonds or equity market exposures to U.S. dollars.

•
General ALM Hedging Strategies — In the ordinary course of managing our asset/liability risks, we use interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. For purposes of this disclosure, a significant portion of the liabilities relating to insurance contracts is excluded, as discussed further below. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, foreign currency exchange rates and equity market prices. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2017. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive and foreign currency exchange sensitive liabilities do not include $126.6 billion of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates and changing foreign currency exchange rates would offset a significant portion of the fair value changes of interest sensitive and foreign currency exchange rate sensitive assets.

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;

•	sensitivities do not include the impact on asset or liability valuation of changes in market liquidity or changes in market credit spreads;

•	foreign currency risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;

•	for the derivatives that qualify as hedges, and for certain other assets such as mortgage loans, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes liabilities pursuant to insurance contracts and real estate holdings; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2017
(In millions)
Interest rate risk	$3,580
Foreign currency exchange rate risk	$234
Equity market risk	$21
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
The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in the yield curve by type of asset or liability at:

	December 31, 2017
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in the Yield Curve
	(In millions)
Assets
Fixed maturity securities		$170,272	$(2,864)
Equity securities		$1,658	—
Mortgage loans		$59,465	(522)
Policy loans		$7,058	(79)
Short-term investments		$3,155	(1)
Other invested assets		$2,182	(8)
Cash and cash equivalents		$5,069	—
Accrued investment income		$2,042	—
Premiums, reinsurance and other receivables		$15,538	(214)
Total assets			$(3,688)
Liabilities (3)
Policyholder account balances		$76,452	$474
Payables for collateral under securities loaned and other transactions		$19,871	—
Short-term debt		$243	—
Long-term debt		$2,021	29
Other liabilities		$14,037	201
Embedded derivatives within liability host contracts (2)		$876	96
Total liabilities			$800
Derivative Instruments
Interest rate swaps	$50,191	$3,906	$(507)
Interest rate floors	$7,201	$91	(22)
Interest rate caps	$53,079	$76	43
Interest rate futures	$2,257	$(1)	19
Interest rate options	$7,525	$131	19
Interest rate forwards	$3,333	$(127)	(122)
Interest rate total return swaps	$1,048	$6	(53)
Synthetic GICs	$11,318	$—	—
Foreign currency swaps	$30,108	$130	(63)
Foreign currency forwards	$961	$9	(1)
Credit default swaps	$8,854	$180	(1)
Equity futures	$1,282	$4	—
Equity index options	$14,408	$(92)	(4)
Equity variance swaps	$3,530	$(124)	—
Equity total return swaps	$1,077	$(39)	—
Total derivative instruments			$(692)
Net Change			$(3,580)
______________

(1)
Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder. Long-term debt excludes $6 million related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $126.6 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in the yield curve.

Sensitivity to rising interest rates increased $63 million, or 2%, to $3.6 billion at December 31, 2017 from $3.5 billion at December 31, 2016. Drivers of the increase include increased rates and durations, since the sensitivity is calculated based on a 10% increase in the yield curve, partially offset by a decrease in sensitivity from derivatives used by the Company as hedges against changes in interest rates.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in the U.S. dollar compared to all foreign currencies at:

	December 31, 2017
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities		$170,272	$1,453
Equity securities		$1,658	—
Mortgage loans		$59,465	421
Policy loans		$7,058	—
Short-term investments		$3,155	141
Other invested assets		$2,182	—
Cash and cash equivalents		$5,069	—
Accrued investment income		$2,042	—
Premiums, reinsurance and other receivables		$15,538	—
Total assets			$2,015
Liabilities (3)
Policyholder account balances		$76,452	$(1,207)
Payables for collateral under securities loaned and other transactions		$19,871	—
Long-term debt		$2,021	—
Other liabilities		$14,037	—
Embedded derivatives within liability host contracts (2)		$876	—
Total liabilities			$(1,207)
Derivative Instruments
Interest rate swaps	$50,191	$3,906	$—
Interest rate floors	$7,201	$91	—
Interest rate caps	$53,079	$76	—
Interest rate futures	$2,257	$(1)	—
Interest rate options	$7,525	$131	—
Interest rate forwards	$3,333	$(127)	—
Interest rate total return swaps	$1,048	$6	—
Synthetic GICs	$11,318	$—	—
Foreign currency swaps	$30,108	$130	(957)
Foreign currency forwards	$961	$9	(83)
Credit default swaps	$8,854	$180	2
Equity futures	$1,282	$4	—
Equity index options	$14,408	$(92)	(4)
Equity variance swaps	$3,530	$(124)	—
Equity total return swaps	$1,077	$(39)	—
Total derivative instruments			$(1,042)
Net Change			$(234)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder. Long-term debt excludes $6 million related to CSEs. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $126.6 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% decrease in foreign currency exchange rates.

Sensitivity to U.S. dollar depreciation decreased $50 million, to $234 million at December 31, 2017 from $284 million at December 31, 2016. This change was primarily due to an increase in the sensitivity of foreign currency assets greater than the offsetting increase in the sensitivity of derivative hedges, which resulted in lower net sensitivity.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in equity prices by type of asset or liability at:

	December 31, 2017
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets
Equity securities		$1,658	$(166)
Total assets			$(166)
Liabilities
Policyholder account balances		$76,452	$—
Embedded derivatives within liability host contracts (2)		$876	(191)
Total liabilities			$(191)
Derivative Instruments
Interest rate swaps	$50,191	$3,906	$—
Interest rate floors	$7,201	$91	—
Interest rate caps	$53,079	$76	—
Interest rate futures	$2,257	$(1)	—
Interest rate options	$7,525	$131	—
Interest rate forwards	$3,333	$(127)	—
Interest rate total return swaps	$1,048	$6	—
Synthetic GICs	$11,318	$—	—
Foreign currency swaps	$30,108	$130	—
Foreign currency forwards	$961	$9	—
Credit default swaps	$8,854	$180	—
Equity futures	$1,282	$4	106
Equity index options	$14,408	$(92)	109
Equity variance swaps	$3,530	$(124)	3
Equity total return swaps	$1,077	$(39)	118
Total derivative instruments			$336
Net Change			$(21)
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
Sensitivity to declining equity prices decreased by $76 million to $21 million at December 31, 2017 from $97 million at December 31, 2016. This decrease was primarily due to reduced sensitivity to net embedded derivatives.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Metropolitan Life Insurance Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 19, 2018

We have served as the Company’s auditor since at least 1968; however, the specific year has not been determined.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2017 and 2016
(In millions, except share and per share data)

	2017	2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $157,809 and $155,141, respectively)	$170,272	$163,120
Equity securities available-for-sale, at estimated fair value (cost: $1,579 and $1,785, respectively)	1,658	1,839
Mortgage loans (net of valuation allowances of $271 and $267, respectively; includes $520 and $566, respectively, under the fair value option)	58,459	56,560
Policy loans	6,006	5,945
Real estate and real estate joint ventures (includes $1,077 and $1,124, respectively, relating to variable interest entities; includes $25 and $56, respectively, of real estate held-for-sale)	6,656	6,386
Other limited partnership interests (includes $0 and $14, respectively, relating to variable interest entities)	3,991	3,725
Short-term investments, principally at estimated fair value	3,155	4,690
Other invested assets (includes $131 and $39, respectively, relating to variable interest entities)	14,911	17,255
Total investments	265,108	259,520
Cash and cash equivalents, principally at estimated fair value (includes $12 and $0, respectively, relating to variable interest entities)	5,069	5,714
Accrued investment income	2,042	2,019
Premiums, reinsurance and other receivables (includes $3 and $6, respectively, relating to variable interest entities)	22,098	22,383
Deferred policy acquisition costs and value of business acquired	4,348	4,743
Current income tax recoverable	64	—
Other assets (includes $2 and $3, respectively, relating to variable interest entities)	4,741	4,346
Separate account assets	130,825	133,836
Total assets	$434,295	$432,561
Liabilities and Equity
Liabilities
Future policy benefits	$119,415	$115,519
Policyholder account balances	93,939	92,466
Other policy-related balances	7,176	7,103
Policyholder dividends payable	499	510
Policyholder dividend obligation	2,121	1,931
Payables for collateral under securities loaned and other transactions	19,871	20,815
Short-term debt	243	100
Long-term debt (includes $6 and $12, respectively, at estimated fair value, relating to variable interest entities)	1,667	1,589
Current income tax payable	—	50
Deferred income tax liability	1,369	2,385
Other liabilities (includes $3 and $0, respectively, relating to variable interest entities)	27,409	29,497
Separate account liabilities	130,825	133,836
Total liabilities	404,534	405,801
Contingencies, Commitments and Guarantees (Note 16)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,150	14,413
Retained earnings	10,035	9,033
Accumulated other comprehensive income (loss)	5,428	3,119
Total Metropolitan Life Insurance Company stockholder’s equity	29,618	26,570
Noncontrolling interests	143	190
Total equity	29,761	26,760
Total liabilities and equity	$434,295	$432,561
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Revenues
Premiums	$22,925	$22,393	$21,934
Universal life and investment-type product policy fees	2,227	2,542	2,584
Net investment income	10,513	11,083	11,539
Other revenues	1,570	1,478	1,536
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(7)	(87)	(49)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	1	(10)	(5)
Other net investment gains (losses)	340	229	313
Total net investment gains (losses)	334	132	259
Net derivative gains (losses)	(344)	(1,138)	881
Total revenues	37,225	36,490	38,733
Expenses
Policyholder benefits and claims	25,792	25,313	24,547
Interest credited to policyholder account balances	2,235	2,233	2,183
Policyholder dividends	1,097	1,200	1,264
Other expenses	5,135	5,803	6,258
Total expenses	34,259	34,549	34,252
Income (loss) before provision for income tax	2,966	1,941	4,481
Provision for income tax expense (benefit)	(561)	199	1,763
Net income (loss)	3,527	1,742	2,718
Less: Net income (loss) attributable to noncontrolling interests	2	(8)	—
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,525	$1,750	$2,718
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Net income (loss)	$3,527	$1,742	$2,718
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	4,079	406	(4,434)
Unrealized gains (losses) on derivatives	(848)	36	559
Foreign currency translation adjustments	26	13	(101)
Defined benefit plans adjustment	129	217	342
Other comprehensive income (loss), before income tax	3,386	672	(3,634)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,077)	(238)	1,285
Other comprehensive income (loss), net of income tax	2,309	434	(2,349)
Comprehensive income (loss)	5,836	2,176	369
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	2	(8)	—
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$5,834	$2,184	$369
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014, as previously reported	$5	$14,448	$12,470	$5,034	$31,957	$392	$32,349
Prior period revisions (Note 1)			(164)		(164)		(164)
Balance at December 31, 2014	5	14,448	12,306	5,034	31,793	392	32,185
Capital contributions from MetLife, Inc.		4			4		4
Returns of capital		(11)			(11)		(11)
Excess tax benefits related to stock-based compensation		3			3		3
Dividends paid to MetLife, Inc.			(1,489)		(1,489)		(1,489)
Change in equity of noncontrolling interests					—	(20)	(20)
Net income (loss)			2,718		2,718		2,718
Other comprehensive income (loss), net of income tax				(2,349)	(2,349)		(2,349)
Balance at December 31, 2015	5	14,444	13,535	2,685	30,669	372	31,041
Capital contributions from MetLife, Inc.		10			10		10
Returns of capital		(68)			(68)		(68)
Excess tax benefits related to stock-based compensation		27			27		27
Dividends paid to MetLife, Inc.			(3,600)		(3,600)		(3,600)
Dividend of subsidiaries (Note 3)			(2,652)		(2,652)	2	(2,650)
Change in equity of noncontrolling interests					—	(176)	(176)
Net income (loss)			1,750		1,750	(8)	1,742
Other comprehensive income (loss), net of income tax				434	434		434
Balance at December 31, 2016	5	14,413	9,033	3,119	26,570	190	26,760
Capital contributions from MetLife, Inc.		6			6		6
Returns of capital		(20)			(20)		(20)
Purchase of operating joint venture interest from an affiliate (Note 8)		(249)			(249)		(249)
Dividends paid to MetLife, Inc.			(2,523)		(2,523)		(2,523)
Change in equity of noncontrolling interests					—	(49)	(49)
Net income (loss)			3,525		3,525	2	3,527
Other comprehensive income (loss), net of income tax				2,309	2,309		2,309
Balance at December 31, 2017	$5	$14,150	$10,035	$5,428	$29,618	$143	$29,761
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$3,527	$1,742	$2,718
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	395	367	474
Amortization of premiums and accretion of discounts associated with investments, net	(823)	(975)	(848)
(Gains) losses on investments and from sales of businesses, net	(334)	(132)	(259)
(Gains) losses on derivatives, net	900	1,865	(426)
(Income) loss from equity method investments, net of dividends or distributions	314	483	320
Interest credited to policyholder account balances	2,235	2,233	2,183
Universal life and investment-type product policy fees	(2,227)	(2,542)	(2,584)
Change in fair value option and trading securities	17	406	278
Change in accrued investment income	(40)	81	113
Change in premiums, reinsurance and other receivables	277	(2,606)	(135)
Change in deferred policy acquisition costs and value of business acquired, net	180	108	260
Change in income tax	(2,200)	(438)	238
Change in other assets	309	701	763
Change in insurance-related liabilities and policy-related balances	4,029	2,741	2,648
Change in other liabilities	(156)	1,731	(461)
Other, net	(49)	39	(16)
Net cash provided by (used in) operating activities	6,354	5,804	5,266
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	53,984	74,985	82,744
Equity securities	831	859	651
Mortgage loans	8,810	11,286	11,189
Real estate and real estate joint ventures	955	762	2,734
Other limited partnership interests	565	830	1,185
Purchases of:
Fixed maturity securities	(55,973)	(72,414)	(76,594)
Equity securities	(607)	(771)	(694)
Mortgage loans	(10,680)	(16,039)	(16,268)
Real estate and real estate joint ventures	(885)	(1,390)	(823)
Other limited partnership interests	(794)	(809)	(668)
Cash received in connection with freestanding derivatives	1,661	1,372	1,039
Cash paid in connection with freestanding derivatives	(2,688)	(2,451)	(1,012)
Net change in policy loans	(61)	85	357
Net change in short-term investments	1,623	694	(1,117)
Net change in other invested assets	(177)	(434)	(603)
Net change in property, equipment and leasehold improvements	(177)	(227)	23
Net cash provided by (used in) investing activities	$(3,613)	$(3,662)	$2,143
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Cash flows from financing activities
Policyholder account balances:
Deposits	$70,258	$64,962	$60,216
Withdrawals	(70,215)	(61,252)	(61,248)
Net change in payables for collateral under securities loaned and other transactions	(525)	(696)	(2,230)
Long-term debt issued	169	45	907
Long-term debt repaid	(92)	(58)	(673)
Financing element on certain derivative instruments and other derivative related transactions, net	(300)	(321)	(66)
Cash paid in connection with noncontrolling interests	(71)	—	(159)
Dividend of subsidiaries	—	(115)	—
Dividends paid to MetLife, Inc.	(2,523)	(3,600)	(1,489)
Returns of capital	(5)	(68)	(11)
Return of capital associated with the purchase of operating joint venture interest from an affiliate (Note 8)	(249)	—	—
Other, net	164	24	2
Net cash provided by (used in) financing activities	(3,389)	(1,079)	(4,751)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	3	—	—
Change in cash and cash equivalents	(645)	1,063	2,658
Cash and cash equivalents, beginning of year	5,714	4,651	1,993
Cash and cash equivalents, end of year	$5,069	$5,714	$4,651
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$105	$114	$123
Income tax	$1,693	$819	$1,217
Non-cash transactions
Capital contributions from MetLife, Inc.	$6	$10	$4
Returns of capital	$15	$—	$—
Fixed maturity securities received in connection with pension risk transfer transactions	$—	$985	$903
Transfer of fixed maturity securities from affiliates	$292	$367	$—
Transfer of fixed maturity securities to affiliates	$—	$3,940	$—
Transfer of mortgage loans to affiliates	$—	$626	$—
Deconsolidation of real estate investment vehicles (1):
Reduction of long-term debt	$—	$—	$543
Reduction of real estate and real estate joint ventures	$—	$354	$389
Increase in noncontrolling interests	$—	$—	$153
Reduction of noncontrolling interests	$—	$354	$—
Disposal of subsidiaries:
Assets disposed	$—	$27,476	$—
Liabilities disposed	—	(24,572)	—
Net assets disposed	—	2,904	—
Cash disposed	—	(115)	—
Dividend of interests in subsidiaries	—	(2,789)	—
Loss on dividend of interests in subsidiaries	$—	$—	$—
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
Metropolitan Life Insurance Company and its subsidiaries (collectively, “MLIC” or the “Company”) is a provider of insurance, annuities, employee benefits and asset management and is organized into two segments: U.S. and MetLife Holdings. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
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
Revisions
On December 15, 2017, MetLife, Inc. announced that it was undertaking a review of practices and procedures used to estimate its reserves related to certain Retirement and Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time. As a result of this process, the Company increased reserves by $510 million, before income tax, to reinstate reserves previously released, and to reflect accrued interest and other related liabilities. Of this increase, $372 million was considered an error and, recording this amount in the fourth quarter of 2017 financial statements would have had a material effect on the results of operations for 2017. As a result of this adjustment, amounts previously reported have been immaterially restated. The impact of this revision to net income (loss) attributable to Metropolitan Life Insurance Company was a reduction of $21 million and $20 million for the years ended December 31, 2016 and 2015, respectively. In addition, the Company has corrected other unrelated immaterial errors which were previously recorded in the periods the Company identified them.
The impact of the revisions is shown in the tables below:

	December 31, 2016
Consolidated Balance Sheets	As Previously Reported	Revisions	As Revised
	(In millions)
Liabilities
Future policy benefits	$115,556	$(37)	$115,519
Other policy-related balances	$6,731	$372	$7,103
Deferred income tax liability	$2,503	$(118)	$2,385
Total liabilities	$405,584	$217	$405,801
Equity
Retained earnings	$9,250	$(217)	$9,033
Total Metropolitan Life Insurance Company stockholder’s equity	$26,787	$(217)	$26,570
Total equity	$26,977	$(217)	$26,760

	For the Years Ended December 31,
	2016			2015
Consolidated Statements of Operations	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions, except per share data)
Revenues
Net investment income	$11,083	$—	$11,083	$11,577	$(38)	$11,539
Total revenues	$36,490	$—	$36,490	$38,771	$(38)	$38,733
Expenses
Policyholder benefits and claims	$25,291	$22	$25,313	$24,527	$20	$24,547
Total expenses	$34,527	$22	$34,549	$34,232	$20	$34,252
Income (loss) before provision for income tax	$1,963	$(22)	$1,941	$4,539	$(58)	$4,481
Provision for income tax expense (benefit)	$207	$(8)	$199	$1,782	$(19)	$1,763
Net income (loss)	$1,756	$(14)	$1,742	$2,757	$(39)	$2,718
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,764	$(14)	$1,750	$2,757	$(39)	$2,718

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

	For the Years Ended December 31,
	2016			2015
Consolidated Statements of Comprehensive Income (Loss)	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions)
Net income (loss)	$1,756	$(14)	$1,742	$2,757	$(39)	$2,718
Comprehensive income (loss)	$2,190	$(14)	$2,176	$408	$(39)	$369
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$2,198	$(14)	$2,184	$408	$(39)	$369

Consolidated Statements of Equity	As Previously Reported	Revisions	As Revised
	(In millions)
Retained Earnings
Balance at December 31, 2014	$12,470	$(164)	$12,306
Net income (loss)	$2,757	$(39)	$2,718
Balance at December 31, 2015	$13,738	$(203)	$13,535
Net income (loss)	$1,764	$(14)	$1,750
Balance at December 31, 2016	$9,250	$(217)	$9,033
Total Metropolitan Life Insurance Company Stockholder’s Equity
Balance at December 31, 2014	$31,957	$(164)	$31,793
Balance at December 31, 2015	$30,872	$(203)	$30,669
Balance at December 31, 2016	$26,787	$(217)	$26,570
Total Equity
Balance at December 31, 2014	$32,349	$(164)	$32,185
Balance at December 31, 2015	$31,244	$(203)	$31,041
Balance at December 31, 2016	$26,977	$(217)	$26,760

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

	For the Years Ended December 31,
	2016			2015
Consolidated Statements of Cash Flows	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,756	$(14)	$1,742	$2,757	$(39)	$2,718
Change in income tax	$(430)	$(8)	$(438)	$257	$(19)	$238
Change in insurance-related liabilities and policy-related balances	$2,719	$22	$2,741	$2,628	$20	$2,648
Change in other liabilities	$1,731	$—	$1,731	$(499)	$38	$(461)
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
The Company issues directly and assumes through reinsurance certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of a specific insurable event, or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models.
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
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, premiums received in advance, unearned revenue liabilities, obligations assumed under structured settlements, policyholder dividends due and unpaid, and policyholder dividends left on deposit.
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
Premiums related to short-duration non-medical health, disability and accident & health contracts are recognized on a pro rata basis over the applicable contract term.
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
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 8 “Fixed Maturity and Equity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Securities.” The amortization of premium and accretion of discount of fixed maturity securities also takes into consideration call and maturity dates. Dividends on equity securities are recognized when declared.
The Company periodically evaluates fixed maturity and equity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age as described in Note 8 “Fixed Maturity and Equity Securities AFS — Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”

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
Also included in mortgage loans are residential mortgage loans for which the fair value option (“FVO”) was elected and which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment income.
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

•
Tax credit and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method. See Note 15.

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

•
Leveraged leases which are recorded net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease. Leveraged leases derive investment returns in part from their income tax treatment. The Company regularly reviews residual values for impairment.

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
Repurchase Agreements
The Company participates in short-term repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and receives cash as collateral in an amount generally equal to 95% to 100% of the estimated fair value of the securities loaned at the inception of the transaction. The associated liability is recorded at the amount of cash received. The Company monitors the estimated fair value of the collateral and the securities loaned throughout the duration of the transaction and additional collateral is obtained as necessary. Securities loaned under such transactions may be sold or re-pledged by the transferee.
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
Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management’s judgment are used to determine the estimated fair value of assets and liabilities.
Employee Benefit Plans
The Company sponsors and administers various qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering eligible employees who meet specified eligibility requirements of the sponsor and its participating affiliates. A December 31 measurement date is used for all of the Company’s defined benefit pension and other postretirement benefit plans.
The Company recognizes the funded status of each of its defined benefit pension and postretirement benefit plans, measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation (“PBO”) for pension benefits and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefits in other assets or other liabilities.
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
Net periodic benefit costs are determined using management’s estimates and actuarial assumptions and are comprised of service cost, interest cost, settlement and curtailment costs, expected return on plan assets, amortization of net actuarial (gains) losses, and amortization of prior service costs (credit). Fair value is used to determine the expected return on plan assets.
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
Income Tax
Metropolitan Life Insurance Company and its includable subsidiaries join with MetLife, Inc. and its includable subsidiaries in filing a consolidated U.S. life insurance and non-life insurance federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Current taxes (and the benefits of tax attributes such as losses) are allocated to Metropolitan Life Insurance Company and its subsidiaries under the consolidated tax return regulations and a tax sharing agreement. Under the consolidated tax return regulations, MetLife, Inc. has elected the “percentage method” (and 100% under such method) of reimbursing companies for tax attributes, e.g., net operating losses. As a result, 100% of tax attributes are reimbursed by MetLife, Inc. to the extent that consolidated federal income tax of the consolidated federal tax return group is reduced in a year by tax attributes. On an annual basis, each of the profitable subsidiaries pays to MetLife, Inc. the federal income tax which it would have paid based upon that year’s taxable income. If Metropolitan Life Insurance Company or its includable subsidiaries has current or prior deductions and credits (including but not limited to losses) which reduce the consolidated tax liability of the consolidated federal tax return group, the deductions and credits are characterized as realized (or realizable) by Metropolitan Life Insurance Company and its includable subsidiaries when those tax attributes are realized (or realizable) by the consolidated federal tax return group, even if Metropolitan Life Insurance Company or its includable subsidiaries would not have realized the attributes on a stand-alone basis under a “wait and see” method.

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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established against deferred tax assets when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination the Company considers many factors, including:

•	the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

•	the jurisdiction in which the deferred tax asset was generated;

•	the length of time that carryforward can be utilized in the various taxing jurisdictions;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	future reversals of existing taxable temporary differences;

•	taxable income in prior carryback years; and

•	tax planning strategies.
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
On December 22, 2017, President Trump signed into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). See Note 15 for additional information on U.S. Tax Reform and related Staff Accounting Bulletin (“SAB”) 118 provisional amounts.
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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $1.2 billion and $1.3 billion at December 31, 2017 and 2016, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $614 million and $673 million at December 31, 2017 and 2016, respectively. Related depreciation and amortization expense was $124 million, $139 million and $159 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.7 billion and $1.5 billion at December 31, 2017 and 2016, respectively. Accumulated amortization of capitalized software was $1.3 billion and $1.1 billion at December 31, 2017 and 2016, respectively. Related amortization expense was $164 million, $132 million and $150 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Other Revenues
Other revenues primarily include, in addition to items described elsewhere herein, prepaid legal plan fees, administrative service fees, and fees related to certain stable value products. Such fees are recognized in the period in which services are performed.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Goodwill
Goodwill, which is included in other assets, represents the future economic benefits arising from net assets acquired in a business combination that are not individually identified and recognized. Goodwill is calculated as the excess of cost over the estimated fair value of such net assets acquired, is not amortized, and is tested for impairment based on a fair value approach at least annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.
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
For the 2017 annual goodwill impairment tests, the Company concluded that goodwill was not impaired. The goodwill balance was $70 million in the U.S segment and $31 million in the MetLife Holdings segment, at both December 31, 2017 and 2016.
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
Effective January 1, 2016, the Company retrospectively adopted guidance relating to short-duration contracts. The new guidance requires insurance entities to provide users of financial statements with more transparent information about initial claim estimates and subsequent adjustments to these estimates, including information on: (i) reconciling from the claim development table to the balance sheet liability, (ii) methodologies and judgments in estimating claims, and (iii) the timing and frequency of claims. The adoption did not have an impact on the Company’s consolidated financial statements other than expanded disclosures in Note 4.

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
Future Adoption of New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance on reporting comprehensive income (Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from AOCI). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate or law in U.S. Tax Reform is recognized. Early adoption is permitted. Current GAAP guidance requires that the effect of a change in tax laws or rates on deferred tax liabilities or assets to be included in income from continuing operations in the reporting period that includes the enactment date, even if the related income tax effects were originally charged or credited directly to AOCI. The new guidance allows a reclassification of AOCI to retained earnings for stranded tax effects resulting from U.S. Tax Reform. Also, the new guidance requires certain disclosures about stranded tax effects. The Company will early adopt the new guidance in the first quarter of 2018. The Company expects the impact of the new guidance at adoption will be a decrease to retained earnings as of January 1, 2018 of approximately $1.0 billion with a corresponding increase to AOCI.
In August 2017, the FASB issued new guidance on hedging activities (ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. Early adoption is permitted. The new guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In March 2017, the FASB issued new guidance on purchased callable debt securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In March 2017, the FASB issued new guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost). The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The guidance requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement to present the other components of net benefit cost must be disclosed. In addition, the guidance allows only the service cost component to be eligible for capitalization when applicable. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement with a practical expedient for the estimation basis for applying the retrospective presentation requirements, and prospectively for the capitalization of the service component. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment to retained earnings at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued new guidance on goodwill impairment (ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company expects the adoption of the new guidance will reduce the complexity involved with the evaluation of goodwill for impairment. The impact of this guidance will depend on the outcomes of future goodwill impairment tests.
In November 2016, the FASB issued new guidance on restricted cash (ASU 2016-18, Statement of Cash Flows (Topic 230): A consensus of the FASB Emerging Issues Task Force). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, the new guidance requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance does not provide a definition of restricted cash or restricted cash equivalents. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets (ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a modified retrospective basis. The Company will apply the guidance as of January 1, 2018. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Based on the Company’s assessment of the intra-entity asset transfers and related deferred income taxes that are in scope, the Company expects the adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted in any interim or annual period. The new guidance addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach. Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts, identification of other contracts that may fall under the scope of the new guidance, and performing a gap analysis on the current state of lease-related activities compared with the future state of lease-related activities. The Company is currently evaluating the overall impact of the new guidance on its consolidated financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the FVO that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as AFS and to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The Company will utilize a modified retrospective approach to adopt the new guidance effective January 1, 2018. The expected impact related to the change in accounting for equity securities AFS will be $63 million of net unrealized investment gains, net of income tax, which will be reclassified from AOCI to retained earnings. The estimated financial statement impact related to cost method other limited partnership interests and real estate joint ventures was not material.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers - Topic 606), effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company will apply the guidance retrospectively with a cumulative-effect adjustment as of January 1, 2018. The new guidance supersedes nearly all existing revenue recognition guidance under U.S. GAAP. However, it does not impact the accounting for insurance and investment contracts within the scope of Accounting Standards Codification (ASC) Topic 944, Financial Services - Insurance, leases, financial instruments and certain guarantees. For those contracts that are impacted, the new guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The Company identified revenue streams within the scope of the guidance that are all included within other revenues in the consolidated statements of operations and evaluated the related contracts, primarily consisting of prepaid legal plans and administrative-only contracts within the U.S. segment, and distribution and administrative services fees within the MetLife Holdings segment. As other revenues represents approximately 4% of consolidated total revenues for the year ended December 31, 2017, the modified retrospective adoption as of January 1, 2018, did not have a material impact on the Company’s consolidated financial position and the Company has not identified any material prospective changes in the recognition and measurement of other revenue. The Company expects to expand its qualitative disclosures within the notes to the consolidated financial statements.
Other
Effective January 16, 2018, the London Clearing House (“LCH”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments will impact the accounting treatment of the Company’s centrally cleared derivatives, for which the LCH serves as the central clearing party. The application of the amended rulebook is expected to reduce the gross derivative assets and liabilities, as well as the related collateral, recorded on the consolidated balance sheet for trades cleared through the LCH. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.
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

•
The Group Benefits business offers insurance products and services which include life, dental, group short- and long-term disability, individual disability, accidental death and dismemberment, vision and accident & health coverages, as well as prepaid legal plans. This business also sells administrative services-only arrangements to some employers.

•
The Retirement and Income Solutions business offers a broad range of annuity and investment products, including capital market investment products, institutional income annuities, stable value and pension risk transfer products. This business also includes products to fund tort settlements, as well as postretirement benefits and company-, bank- or trust-owned life insurance.

MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses no longer actively marketed by the Company, such as variable, universal, term and whole life insurance, variable, fixed and index-linked annuities and long-term care insurance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including enterprise-wide strategic initiative restructuring charges and various start-up businesses (including the direct to consumer portion of the U.S. Direct business). Corporate & Other also includes the Company’s ancillary international operations and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. For the years ended December 31, 2016 and 2015, Corporate & Other includes business of the Company that was transferred to Brighthouse. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to intersegment loans, which bear interest rates commensurate with related borrowings.
Financial Measures and Segment Accounting Policies
Adjusted earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also the Company’s GAAP measure of segment performance and is reported below. Adjusted earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of adjusted earnings as the Company measures it for management purposes enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of the Company’s performance and facilitates comparisons to industry results.
Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax.
The financial measures of adjusted revenues and adjusted expenses focus on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MLIC but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also includes the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MLIC that do not meet the criteria to be included in results of discontinued operations under GAAP. Adjusted revenues also excludes net investment gains (losses) and net derivative gains (losses).
The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method and (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP.

The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2017, 2016 and 2015 and at December 31, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, net income (loss) or adjusted earnings.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2017	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$19,496	$3,420	$9	$22,925	$—	$22,925
Universal life and investment-type product policy fees	1,004	1,126	—	2,130	97	2,227
Net investment income	6,206	4,920	(243)	10,883	(370)	10,513
Other revenues	781	200	589	1,570	—	1,570
Net investment gains (losses)	—	—	—	—	334	334
Net derivative gains (losses)	—	—	—	—	(344)	(344)
Total revenues	27,487	9,666	355	37,508	(283)	37,225
Expenses
Policyholder benefits and claims and policyholder dividends	20,558	6,006	4	26,568	321	26,889
Interest credited to policyholder account balances	1,459	779	—	2,238	(3)	2,235
Capitalization of DAC	(48)	(13)	—	(61)	—	(61)
Amortization of DAC and VOBA	56	303	—	359	(118)	241
Interest expense on debt	11	8	87	106	—	106
Other expenses	2,717	1,201	930	4,848	1	4,849
Total expenses	24,753	8,284	1,021	34,058	201	34,259
Provision for income tax expense (benefit)	954	427	(368)	1,013	(1,574)	(561)
Adjusted earnings	$1,780	$955	$(298)	2,437
Adjustments to:
Total revenues				(283)
Total expenses				(201)
Provision for income tax (expense) benefit				1,574
Net income (loss)				$3,527		$3,527

At December 31, 2017	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$245,750	$163,397	$25,148	$434,295
Separate account assets	$80,240	$50,585	$—	$130,825
Separate account liabilities	$80,240	$50,585	$—	$130,825

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2016	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$17,921	$4,411	$61	$22,393	$—	$22,393
Universal life and investment-type product policy fees	988	1,236	216	2,440	102	2,542
Net investment income	6,075	5,606	(67)	11,614	(531)	11,083
Other revenues	750	110	618	1,478	—	1,478
Net investment gains (losses)	—	—	—	—	132	132
Net derivative gains (losses)	—	—	—	—	(1,138)	(1,138)
Total revenues	25,734	11,363	828	37,925	(1,435)	36,490
Expenses
Policyholder benefits and claims and policyholder dividends	18,968	7,244	130	26,342	171	26,513
Interest credited to policyholder account balances	1,297	907	32	2,236	(3)	2,233
Capitalization of DAC	(60)	(267)	(5)	(332)	—	(332)
Amortization of DAC and VOBA	56	675	56	787	(346)	441
Interest expense on debt	10	7	95	112	—	112
Other expenses	2,770	1,850	825	5,445	137	5,582
Total expenses	23,041	10,416	1,133	34,590	(41)	34,549
Provision for income tax expense (benefit)	963	274	(551)	686	(487)	199
Adjusted earnings	$1,730	$673	$246	2,649
Adjustments to:
Total revenues				(1,435)
Total expenses				41
Provision for income tax (expense) benefit				487
Net income (loss)				$1,742		$1,742

At December 31, 2016	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$247,555	$163,024	$21,982	$432,561
Separate account assets	$85,854	$47,982	$—	$133,836
Separate account liabilities	$85,854	$47,982	$—	$133,836

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2015	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$17,340	$4,527	$67	$21,934	$—	$21,934
Universal life and investment-type product policy fees	941	1,294	249	2,484	100	2,584
Net investment income	6,011	5,890	94	11,995	(456)	11,539
Other revenues	729	135	672	1,536	—	1,536
Net investment gains (losses)	—	—	—	—	259	259
Net derivative gains (losses)	—	—	—	—	881	881
Total revenues	25,021	11,846	1,082	37,949	784	38,733
Expenses
Policyholder benefits and claims and policyholder dividends	18,415	7,207	125	25,747	64	25,811
Interest credited to policyholder account balances	1,212	933	34	2,179	4	2,183
Capitalization of DAC	(71)	(409)	(2)	(482)	—	(482)
Amortization of DAC and VOBA	59	527	44	630	112	742
Interest expense on debt	5	4	113	122	—	122
Other expenses	2,724	1,825	1,324	5,873	3	5,876
Total expenses	22,344	10,087	1,638	34,069	183	34,252
Provision for income tax expense (benefit)	961	556	37	1,554	209	1,763
Adjusted earnings	$1,716	$1,203	$(593)	2,326
Adjustments to:
Total revenues				784
Total expenses				(183)
Provision for income tax (expense) benefit				(209)
Net income (loss)				$2,718		$2,718
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Life insurance	$13,139	$13,907	$13,811
Accident & health insurance	7,933	7,889	7,475
Annuities	5,390	4,379	4,548
Non-insurance	260	238	220
Total	$26,722	$26,413	$26,054
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from one U.S. customer were $2.8 billion, $2.8 billion and $2.7 billion for the years ended December 31, 2017, 2016 and 2015, respectively, which represented 11%, 10% and 10%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2017, 2016 and 2015.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

3. Disposition
In December 2016, the Company distributed to MetLife, Inc. as a non-cash extraordinary dividend all of the issued and outstanding shares of common stock of its wholly-owned subsidiaries, New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”). The net book value of NELICO and GALIC at the time of the dividend was $2.9 billion, which was recorded as a dividend of retained earnings of $2.7 billion and a decrease to other comprehensive income of $254 million, net of income tax. As of the date of the dividend payment, the Company no longer consolidates the assets, liabilities and operations of NELICO and GALIC.
4. Insurance

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2017	2016
	(In millions)
U.S.	$131,224	$124,877
MetLife Holdings	89,012	89,874
Corporate & Other	294	337
Total	$220,530	$215,088
See Note 6 for discussion of affiliated reinsurance liabilities included in the table above.
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
Participating life
Aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 3% to 7%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.

Nonparticipating life
Aggregate of the present value of future expected benefit payments and related expenses less the present value of future expected net premiums. Assumptions as to mortality and persistency are based upon the Company’s experience when the basis of the liability is established. Interest rate assumptions for the aggregate future policy benefit liabilities range from 2% to 11%.

Individual and group traditional fixed annuities after annuitization	Present value of future expected payments. Interest rate assumptions used in establishing such liabilities range from 1% to 11%.
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
Participating business represented 4% of the Company’s life insurance in-force at both December 31, 2017 and 2016. Participating policies represented 21%, 26% and 27% of gross traditional life insurance premiums for the years ended December 31, 2017, 2016 and 2015, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct:
Balance at January 1, 2015	$196	$458	$541	$82	$1,277
Incurred guaranteed benefits	37	80	86	9	212
Paid guaranteed benefits	(1)	—	—	—	(1)
Balance at December 31, 2015	232	538	627	91	1,488
Incurred guaranteed benefits	55	63	92	11	221
Paid guaranteed benefits	(1)	—	—	—	(1)
Dispositions (1)	(18)	(134)	(99)	—	(251)
Balance at December 31, 2016	268	467	620	102	1,457
Incurred guaranteed benefits	58	112	105	7	282
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2017	$326	$579	$725	$109	$1,739
Ceded:
Balance at January 1, 2015	$37	$24	$305	$57	$423
Incurred guaranteed benefits	14	2	49	6	71
Paid guaranteed benefits	(1)	—	—	—	(1)
Balance at December 31, 2015	50	26	354	63	493
Incurred guaranteed benefits	13	(8)	(8)	8	5
Paid guaranteed benefits	(1)	—	—	—	(1)
Dispositions (1)	(18)	(39)	(97)	—	(154)
Balance at December 31, 2016	44	(21)	249	71	343
Incurred guaranteed benefits	(44)	21	23	5	5
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2017	$—	$—	$272	$76	$348
Net:
Balance at January 1, 2015	$159	$434	$236	$25	$854
Incurred guaranteed benefits	23	78	37	3	141
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2015	182	512	273	28	995
Incurred guaranteed benefits	42	71	100	3	216
Paid guaranteed benefits	—	—	—	—	—
Dispositions (1)	—	(95)	(2)	—	(97)
Balance at December 31, 2016	224	488	371	31	1,114
Incurred guaranteed benefits	102	91	82	2	277
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2017	$326	$579	$453	$33	$1,391
______________

(1)	See Note 3.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	December 31,
	2017				2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1):
Variable Annuity Guarantees:
Total account value (2)	$56,136		$25,257		$54,629		$24,310
Separate account value	$45,431		$24,336		$43,359		$23,330
Net amount at risk	$990	(3)	$353	(4)	$1,386	(3)	$328	(4)
Average attained age of contractholders	66 years		65 years		65 years		64 years
Other Annuity Guarantees:
Total account value (2)	N/A		$141		N/A		$141
Net amount at risk	N/A		$92	(5)	N/A		$92	(5)
Average attained age of contractholders	N/A		52 years		N/A		52 years

	December 31,
	2017		2016
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts (1):
Total account value (2)	$4,679	$977	$4,306	$1,014
Net amount at risk (6)	$46,704	$6,713	$49,161	$7,164
Average attained age of policyholders	54 years	62 years	53 years	62 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2017	2016
	(In millions)
Fund Groupings:
Equity	$21,464	$19,929
Balanced	19,443	18,833
Bond	3,798	3,882
Money Market	57	64
Total	$44,762	$42,708
Obligations Assumed Under Structured Settlement Assignments
The Company assumes structured settlement claim obligations as an assignment company. These liabilities are measured at the present value of the periodic claims to be provided and reported as other policy-related balances. The Company receives a fee for assuming these claim obligations and, as the assignee of the claim, is legally obligated to ensure periodic payments are made to the claimant. The Company purchases annuities from Brighthouse to fund these periodic payment claim obligations and designates payments to be made directly to the claimant by the affiliated annuity writer. These annuities funding structured settlement claims are recorded as an investment. See Note 1.
See Note 8 for additional information on obligations assumed under structured settlement assignments.
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2017, 2016 and 2015, the Company issued $42.7 billion, $39.7 billion and $35.1 billion, respectively, and repaid $41.4 billion, $38.5 billion and $35.5 billion, respectively, of such funding agreements. At December 31, 2017 and 2016, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $34.2 billion and $30.8 billion, respectively.
Metropolitan Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of New York. Holdings of common stock of the FHLB of New York, included in equity securities, were $733 million and $748 million at December 31, 2017 and 2016, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

The Company has also entered into funding agreements with the FHLB of New York and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2017	2016	2017		2016
	(In millions)
FHLB of New York (1)	$14,445	$14,445	$16,605	(2)	$16,828	(2)
Farmer Mac (3)	$2,550	$2,550	$2,644		$2,645
__________________

(1)
Represents funding agreements issued to the FHLB of New York in exchange for cash and for which the FHLB of New York has been granted a lien on certain assets, some of which are in the custody of the FHLB of New York, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under advances evidenced by funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLB of New York as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLB of New York’s recovery on the collateral is limited to the amount of the Company’s liability to the FHLB of New York.

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

Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment as of December 31, 2017. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. Where practical, up to 10 years of history has been provided. The information about incurred and paid claims development prior to 2016 is presented as supplementary information, as described in Note 1.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance							At December 31, 2017
	For the Years Ended December 31,							Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017
	(Dollars in millions)
2011	$6,318	$6,290	$6,293	$6,269	$6,287	$6,295	$6,294	$1	207,301
2012		6,503	6,579	6,569	6,546	6,568	6,569	3	208,626
2013			6,637	6,713	6,719	6,720	6,730	15	210,643
2014				6,986	6,919	6,913	6,910	5	210,797
2015					7,040	7,015	7,014	12	211,597
2016						7,125	7,085	21	206,610
2017							7,432	898	186,954
Total							48,034
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance							(46,136)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance							5
Total unpaid claims and claim adjustment expenses, net of reinsurance							$1,903

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017
		(In millions)
2011	$4,982	$6,194	$6,239	$6,256	$6,281	$6,290	$6,292
2012		5,132	6,472	6,518	6,532	6,558	6,565
2013			5,216	6,614	6,664	6,678	6,711
2014				5,428	6,809	6,858	6,869
2015					5,524	6,913	6,958
2016						5,582	6,980
2017							5,761
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance							$46,136
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7
Group Life - Term	78.3%	20.0%	0.7%	0.2%	0.4%	0.1%	—%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance							At December 31, 2017
	For the Years Ended December 31,							Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017
		(Dollars in millions)
2011	$955	$916	$894	$914	$924	$923	$918	$—	21,642
2012		966	979	980	1,014	1,034	1,037	—	20,085
2013			1,008	1,027	1,032	1,049	1,070	—	21,123
2014				1,076	1,077	1,079	1,101	—	22,838
2015					1,082	1,105	1,093	4	21,136
2016						1,131	1,139	26	17,585
2017							1,244	585	9,258
Total							7,602
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance							(3,006)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance							2,539
Total unpaid claims and claim adjustment expenses, net of reinsurance							$7,135

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017
		(In millions)
2011	$44	$217	$337	$411	$478	$537	$588
2012		43	229	365	453	524	591
2013			43	234	382	475	551
2014				51	266	428	526
2015					50	264	427
2016						49	267
2017							56
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance							$3,006
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2017:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7
Group Long-Term Disability	4.4%	18.8%	13.9%	8.5%	7.1%	6.4%	5.6%
Significant Methodologies and Assumptions
Group Life - Term and Group Long-Term Disability incurred but not paid (“IBNP”) liabilities are developed using a combination of loss ratio and development methods. Claims in the course of settlement are then subtracted from the IBNP liabilities, resulting in the IBNR liabilities. The loss ratio method is used in the period in which the claims are neither sufficient nor credible. In developing the loss ratios, any material rate increases that could change the underlying premium without affecting the estimated incurred losses are taken into account. For periods where sufficient and credible claim data exists, the development method is used based on the claim triangles which categorize claims according to both the period in which they were incurred and the period in which they were paid, adjudicated or reported. The end result is a triangle of known data that is used to develop known completion ratios and factors. Claims paid are then subtracted from the estimated ultimate incurred claims to calculate the IBNP liability.

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
For Group Life - Term and Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2017 compared to the 2016 incurral year due to the growth in the size of the business.
There were no significant changes in methodologies during 2017. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
No additional premiums or return premiums have been accrued as a result of the prior year development.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.0 billion and $5.8 billion at December 31, 2017 and 2016, respectively. These amounts were discounted using interest rates ranging from 3% to 8%, based on the incurral year. The total discount applied to these liabilities was $1.3 billion at both December 31, 2017 and 2016. The amount of interest accretion recognized was $510 million, $565 million and $517 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts were reflected in policyholder benefits and claims.
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

	December 31, 2017
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$1,903
Group Long-Term Disability	7,135
Total		$9,038
Other insurance lines - all segments combined		504
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		9,542

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	16
Group Long-Term Disability	95
Total		111
Other insurance lines - all segments combined		29
Total reinsurance recoverable on unpaid claims		140
Total unpaid claims and allocated claims adjustment expense		9,682
Discounting		(1,272)
Liability for unpaid claims and claim adjustment liabilities - short-duration		8,410
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		3,680
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$12,090

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2017	2016 (1)	2015 (2)
	(In millions)
Balance at December 31 of prior period	$11,621	$7,527	$7,310
Less: Reinsurance recoverables	1,251	273	286
Net balance at December 31 of prior period	10,370	7,254	7,024
Cumulative adjustment (3)	—	3,277	—
Net balance at January 1,	10,370	10,531	7,024
Incurred related to:
Current year	16,264	15,978	5,316
Prior years (4)	175	322	13
Total incurred	16,439	16,300	5,329
Paid related to:
Current year	(12,212)	(12,454)	(3,415)
Prior years	(3,908)	(3,905)	(1,684)
Total paid	(16,120)	(16,359)	(5,099)
Dispositions (5)	—	(102)	—
Net balance at December 31,	10,689	10,370	7,254
Add: Reinsurance recoverables	1,401	1,251	273
Balance at December 31,	$12,090	$11,621	$7,527
______________

(1)
In addition to the revisions discussed in Note 1, at December 31, 2016, the Net balance decreased by $712 million and the Reinsurance recoverables increased by $712 million from those amounts previously reported primarily to correct for the improper classification of reinsurance recoverables.

(2)	Limited to group accident and non-medical health policies and contracts.

(3)
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

(4)
During 2017, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported during current year. During 2016, as a result of changes in estimates of insured events in the respective prior year, claims and claim adjustment expenses associated with prior years increased due to the implementation of new guidance related to short-duration contracts.

(5)	See Note 3.
Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $75.2 billion and $73.6 billion at December 31, 2017 and 2016, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $55.6 billion and $60.2 billion at December 31, 2017 and 2016, respectively. The latter category consisted primarily of guaranteed interest contracts. The average interest rate credited on these contracts was 2.40% and 2.39% at December 31, 2017 and 2016, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

For the years ended December 31, 2017, 2016 and 2015, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
DAC:
Balance at January 1,	$4,714	$5,977	$5,905
Capitalizations	61	332	482
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	91	353	(111)
Other expenses	(331)	(791)	(624)
Total amortization	(240)	(438)	(735)
Unrealized investment gains (losses)	(215)	(12)	325
Dispositions (1)	—	(1,145)	—
Balance at December 31,	4,320	4,714	5,977
VOBA:
Balance at January 1,	29	66	70
Amortization related to:
Other expenses	(1)	(3)	(7)
Total amortization	(1)	(3)	(7)
Unrealized investment gains (losses)	—	13	3
Dispositions (1)	—	(47)	—
Balance at December 31,	28	29	66
Total DAC and VOBA:
Balance at December 31,	$4,348	$4,743	$6,043
_________________
(1)     See Note 3.
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2017	2016
	(In millions)
U.S.	$413	$421
MetLife Holdings	3,930	4,317
Corporate & Other	5	5
Total	$4,348	$4,743

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
DSI:
Balance at January 1,	$105	$130	$122
Capitalization	1	4	8
Amortization	(8)	(16)	(21)
Unrealized investment gains (losses)	(5)	1	21
Dispositions (1)	$—	$(14)	$—
Balance at December 31,	$93	$105	$130
VODA and VOCRA:
Balance at January 1,	$235	$265	$295
Amortization	(28)	(30)	(30)
Balance at December 31,	$207	$235	$265
Accumulated amortization	$250	$222	$192
______________
(1) See Note 3.
The estimated future amortization expense to be reported in other expenses for the next five years was as follows:

	VOBA	VODA and VOCRA
	(In millions)
2018	$2	$26
2019	$2	$24
2020	$2	$22
2021	$2	$19
2022	$2	$17
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
U.S.
For certain policies within its Group Benefits business, the Company generally retains most of the risk and only cedes particular risks on certain client arrangements. The majority of the Company’s reinsurance activity within this business relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The Company’s Retirement and Income Solutions business has periodically engaged in reinsurance activities, on an opportunistic basis. There were no such transactions during the periods presented.
MetLife Holdings
For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. For the periods presented, the Company reinsured 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount it retains. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in its results of operations. The Company purchases catastrophe coverage to insure risks issued within territories that it believes are subject to the greatest catastrophic risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2017 and 2016 were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $1.9 billion of unsecured unaffiliated reinsurance recoverable balances at both December 31, 2017 and 2016.
At December 31, 2017, the Company had $2.9 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $2.1 billion, or 72%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.3 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2016, the Company had $3.0 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $2.1 billion, or 70%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.4 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
The Company has reinsured with an unaffiliated third-party reinsurer 59% of the closed block through a modified coinsurance agreement. The Company accounts for this agreement under the deposit method of accounting. The Company, having the right of offset, has offset the modified coinsurance deposit with the deposit recoverable.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Premiums
Direct premiums	$23,062	$21,931	$21,497
Reinsurance assumed	1,116	1,687	1,679
Reinsurance ceded	(1,253)	(1,225)	(1,242)
Net premiums	$22,925	$22,393	$21,934
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,492	$3,006	$3,050
Reinsurance assumed	12	60	58
Reinsurance ceded	(277)	(524)	(524)
Net universal life and investment-type product policy fees	$2,227	$2,542	$2,584
Other revenues
Direct other revenues	$930	$851	$875
Reinsurance assumed	35	(2)	5
Reinsurance ceded	605	629	656
Net other revenues	$1,570	$1,478	$1,536
Policyholder benefits and claims
Direct policyholder benefits and claims	$26,199	$25,248	$24,561
Reinsurance assumed	875	1,496	1,454
Reinsurance ceded	(1,282)	(1,431)	(1,468)
Net policyholder benefits and claims	$25,792	$25,313	$24,547
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$2,199	$2,279	$2,240
Reinsurance assumed	49	35	33
Reinsurance ceded	(13)	(81)	(90)
Net interest credited to policyholder account balances	$2,235	$2,233	$2,183
Other expenses
Direct other expenses	$4,489	$4,830	$5,448
Reinsurance assumed	138	583	340
Reinsurance ceded	508	390	470
Net other expenses	$5,135	$5,803	$6,258

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2017				2016
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$2,491	$448	$19,159	$22,098	$2,212	$620	$19,551	$22,383
Deferred policy acquisition costs and value of business acquired	4,581	17	(250)	4,348	4,977	55	(289)	4,743
Total assets	$7,072	$465	$18,909	$26,446	$7,189	$675	$19,262	$27,126
Liabilities
Future policy benefits	$118,077	$1,342	$(4)	$119,415	$113,883	$1,640	$(4)	$115,519
Policyholder account balances	93,758	181	—	93,939	91,889	577	—	92,466
Other policy-related balances	6,914	247	15	7,176	6,727	358	18	7,103
Other liabilities	8,498	2,242	16,669	27,409	10,735	2,229	16,533	29,497
Total liabilities	$227,247	$4,012	$16,680	$247,939	$223,234	$4,804	$16,547	$244,585
In December 2016, the Company recaptured two reinsurance agreements which covered 90% of the liabilities on certain participating whole life insurance policies issued between April 1, 2000 and December 31, 2001 which were reinsured by an unaffiliated company. This recapture resulted in an increase in DAC and VOBA of $95 million, a decrease in premiums, reinsurance and other receivables of $697 million, and a decrease in other liabilities of $713 million. The Company recognized a gain of $72 million, net of income tax, for the year ended December 31, 2016, as a result of this transaction.
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $14.3 billion and $14.5 billion at December 31, 2017 and 2016, respectively. The deposit liabilities on reinsurance were $1.9 billion and $2.2 billion at December 31, 2017 and 2016, respectively.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, Metropolitan Tower Life Insurance Company and GALIC, all of which are related parties. Additionally, the Company has reinsurance agreements with Brighthouse Life Insurance Company (“Brighthouse Insurance”), Brighthouse Life Insurance Company of NY (“Brighthouse NY”) and NELICO, former subsidiaries of MetLife, Inc. that were part of the Separation. See Note 2.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Premiums
Reinsurance assumed	$122	$727	$701
Reinsurance ceded	(132)	(45)	(40)
Net premiums	$(10)	$682	$661
Universal life and investment-type product policy fees
Reinsurance assumed	$12	$60	$58
Reinsurance ceded	(19)	(138)	(141)
Net universal life and investment-type product policy fees	$(7)	$(78)	$(83)
Other revenues
Reinsurance assumed	$37	$(1)	$5
Reinsurance ceded	563	575	607
Net other revenues	$600	$574	$612
Policyholder benefits and claims
Reinsurance assumed	$69	$697	$652
Reinsurance ceded	(122)	(110)	(106)
Net policyholder benefits and claims	$(53)	$587	$546
Interest credited to policyholder account balances
Reinsurance assumed	$47	$34	$32
Reinsurance ceded	(13)	(81)	(90)
Net interest credited to policyholder account balances	$34	$(47)	$(58)
Other expenses
Reinsurance assumed	$40	$490	$245
Reinsurance ceded	600	570	578
Net other expenses	$640	$1,060	$823
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2017		2016
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$47	$12,762	$229	$13,334
Deferred policy acquisition costs and value of business acquired	—	(180)	38	(198)
Total assets	$47	$12,582	$267	$13,136
Liabilities
Future policy benefits	$380	$(4)	$663	$(4)
Policyholder account balances	166	—	563	—
Other policy-related balances	104	15	212	18
Other liabilities	1,858	12,970	1,853	13,065
Total liabilities	$2,508	$12,981	$3,291	$13,079

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $16 million and $10 million at December 31, 2017 and 2016, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($6) million, ($2) million and $12 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $0 and $460 million at December 31, 2017 and 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($110) million, $33 million and $47 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and was $882 million and $767 million at December 31, 2017 and 2016, respectively. Net derivative gains (losses) associated with the embedded derivative were ($115) million, ($73) million and $404 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $3 million and $390 million at December 31, 2017 and 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $263 million, ($32) million and ($55) million for the years ended December 31, 2017, 2016 and 2015, respectively.
In January 2017, Brighthouse NY and NELICO recaptured risks related to certain variable annuities, including guaranteed minimum benefits, reinsured by the Company. This recapture resulted in a decrease in cash and cash equivalents of $34 million, a decrease in premiums, reinsurance and other receivables of $77 million, a decrease in future policy benefits of $79 million, a decrease in policyholder account balances of $387 million and an increase in other liabilities of $76 million. The Company recognized a gain of $178 million, net of income tax, for the year ended December 31, 2017, as a result of these transactions.
In January 2017, the Company recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities reinsured by Brighthouse Insurance. This recapture resulted in an increase in investments and cash and cash equivalents of $428 million and a decrease in premiums, reinsurance and other receivables of $565 million. The Company recognized a loss of $89 million, net of income tax, for the year ended December 31, 2017, as a result of this transaction.
In April 2016, Brighthouse Insurance recaptured risks related to certain single premium deferred annuity contracts from the Company. As a result of this recapture, the significant effects to the Company were a decrease in investments and cash and cash equivalents of $4.3 billion and a decrease in DAC of $87 million, offset by a decrease in other liabilities of $4.0 billion. The Company recognized a loss of $95 million, net of income tax, for the year ended December 31, 2016, as a result of this recapture.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $13 million and $293 million of unsecured affiliated reinsurance recoverable balances at December 31, 2017 and 2016, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $11.5 billion and $11.7 billion at December 31, 2017 and 2016, respectively. The deposit liabilities on affiliated reinsurance were $1.8 billion and $2.2 billion at December 31, 2017 and 2016, respectively.

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
The closed block assets, the cash flows generated by the closed block assets and the anticipated revenues from the policies in the closed block will benefit only the holders of the policies in the closed block. To the extent that, over time, cash flows from the assets allocated to the closed block and claims and other experience related to the closed block are, in the aggregate, more or less favorable than what was assumed when the closed block was established, total dividends paid to closed block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect for 1999 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to closed block policyholders and will not be available to stockholders. If the closed block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside of the closed block. The closed block will continue in effect as long as any policy in the closed block remains in-force. The expected life of the closed block is over 100 years from the Demutualization Date.
The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the Demutualization Date. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the Demutualization Date (adjusted to eliminate the impact of related amounts in AOCI) represents the estimated maximum future earnings from the closed block expected to result from operations attributed to the closed block after income taxes. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block are greater than the expected cumulative earnings of the closed block, the Company will pay the excess to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block are less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings.
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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2017	2016
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,463	$40,834
Other policy-related balances	222	257
Policyholder dividends payable	437	443
Policyholder dividend obligation	2,121	1,931
Current income tax payable	—	4
Other liabilities	212	196
Total closed block liabilities	43,455	43,665
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,904	27,220
Equity securities available-for-sale, at estimated fair value	70	100
Mortgage loans	5,878	5,935
Policy loans	4,548	4,553
Real estate and real estate joint ventures	613	655
Other invested assets	731	1,246
Total investments	39,744	39,709
Accrued investment income	477	467
Premiums, reinsurance and other receivables; cash and cash equivalents	14	86
Current income tax recoverable	35	—
Deferred income tax assets	36	177
Total assets designated to the closed block	40,306	40,439
Excess of closed block liabilities over assets designated to the closed block	3,149	3,226
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,863	1,517
Unrealized gains (losses) on derivatives, net of income tax	(7)	95
Allocated to policyholder dividend obligation, net of income tax	(1,379)	(1,255)
Total amounts included in AOCI	477	357
Maximum future earnings to be recognized from closed block assets and liabilities	$3,626	$3,583
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Balance at January 1,	$1,931	$1,783	$3,155
Change in unrealized investment and derivative gains (losses)	190	148	(1,372)
Balance at December 31,	$2,121	$1,931	$1,783

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Revenues
Premiums	$1,736	$1,804	$1,850
Net investment income	1,818	1,902	1,982
Net investment gains (losses)	1	(10)	(23)
Net derivative gains (losses)	(32)	25	27
Total revenues	3,523	3,721	3,836
Expenses
Policyholder benefits and claims	2,453	2,563	2,564
Policyholder dividends	976	953	1,015
Other expenses	125	133	143
Total expenses	3,554	3,649	3,722
Revenues, net of expenses before provision for income tax expense (benefit)	(31)	72	114
Provision for income tax expense (benefit)	12	24	41
Revenues, net of expenses and provision for income tax expense (benefit)	$(43)	$48	$73
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
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities (“ABS”) and certain structured investment transactions) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.

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

	December 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$53,291	$5,037	$238	$—	$58,090	$52,665	$4,079	$586	$—	$56,158
U.S. government and agency	35,021	3,755	231	—	38,545	32,834	3,238	457	—	35,615
Foreign corporate	24,367	1,655	426	—	25,596	24,596	957	1,196	—	24,357
RMBS	21,735	1,039	181	(41)	22,634	22,786	911	290	(10)	23,417
ABS	7,808	73	15	—	7,866	7,567	32	95	—	7,504
State and political subdivision	6,310	1,245	3	1	7,551	6,252	928	44	—	7,136
CMBS	5,390	124	26	—	5,488	4,876	118	59	—	4,935
Foreign government	3,887	641	26	—	4,502	3,565	507	74	—	3,998
Total fixed maturity securities	$157,809	$13,569	$1,146	$(40)	$170,272	$155,141	$10,770	$2,801	$(10)	$163,120
Equity securities:
Common stock	$1,190	$75	$14	$—	$1,251	$1,220	$91	$12	$—	$1,299
Non-redeemable preferred stock	389	21	3	—	407	565	14	39	—	540
Total equity securities	$1,579	$96	$17	$—	$1,658	$1,785	$105	$51	$—	$1,839
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $4 million and less than $1 million with unrealized gains (losses) of ($3) million and less than $1 million at December 31, 2017 and 2016, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$6,372	$34,198	$30,434	$51,872	$34,933	$157,809
Estimated fair value	$6,362	$35,197	$32,042	$60,683	$35,988	$170,272
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

	December 31, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$3,727	$57	$2,523	$181	$8,406	$337	$2,260	$249
U.S. government and agency	13,905	76	3,018	155	6,032	457	—	—
Foreign corporate	1,677	43	3,912	383	5,343	336	4,523	860
RMBS	3,673	30	3,332	110	6,662	187	1,707	93
ABS	732	3	358	12	1,482	12	1,714	83
State and political subdivision	106	1	120	3	943	43	17	1
CMBS	844	6	193	20	922	15	432	44
Foreign government	247	6	265	20	581	26	309	48
Total fixed maturity securities	$24,911	$222	$13,721	$884	$30,371	$1,413	$10,962	$1,378
Equity securities:
Common stock	$88	$14	$2	$—	$58	$12	$10	$—
Non-redeemable preferred stock	42	—	41	3	139	6	120	33
Total equity securities	$130	$14	$43	$3	$197	$18	$130	$33
Total number of securities in an unrealized loss position	1,327		1,108		3,076		940

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $1.7 billion during the year ended December 31, 2017 to $1.1 billion. The decrease in gross unrealized losses for the year ended December 31, 2017 was primarily attributable to narrowing credit spreads and strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At December 31, 2017, $109 million of the total $1.1 billion of gross unrealized losses were from 24 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Gross unrealized losses on equity securities decreased $34 million during the year ended December 31, 2017 to $17 million.
Investment Grade Fixed Maturity Securities
Of the $109 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $68 million, or 62%, were related to gross unrealized losses on 10 investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $109 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $41 million, or 38%, were related to gross unrealized losses on 14 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2017		2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$35,440	60.6%	$34,008	60.1%
Agricultural	12,712	21.8	12,358	21.9
Residential	10,058	17.2	9,895	17.5
Subtotal (1)	58,210	99.6	56,261	99.5
Valuation allowances	(271)	(0.5)	(267)	(0.5)
Subtotal mortgage loans, net	57,939	99.1	55,994	99.0
Residential — FVO	520	0.9	566	1.0
Total mortgage loans, net	$58,459	100.0%	$56,560	100.0%
__________________

(1)	Purchases of mortgage loans, primarily residential, were $3.1 billion and $2.9 billion for the years ended December 31, 2017 and 2016, respectively.
The Company originates and acquires unaffiliated mortgage loans and simultaneously sells a portion to affiliates under master participation agreements. The aggregate amount of unaffiliated mortgage loan participation interests sold by the Company to affiliates during the years ended December 31, 2017, 2016 and 2015 were $2.5 billion, $3.6 billion and $3.0 billion, respectively. In connection with the mortgage loan participations, the Company collected mortgage loan principal and interest payments from unaffiliated borrowers on behalf of affiliates and remitted such receipts to the affiliates in the amount of $1.8 billion, $2.1 billion and $1.8 billion during the years ended December 31, 2017, 2016 and 2015, respectively.
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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
December 31, 2017
Commercial	$—	$—	$—	$—	$—	$35,440	$173	$—	$5
Agricultural	22	21	2	27	27	12,664	38	46	32
Residential	—	—	—	358	324	9,734	58	324	285
Total	$22	$21	$2	$385	$351	$57,838	$269	$370	$322
December 31, 2016
Commercial	$—	$—	$—	$12	$12	$33,996	$167	$12	$30
Agricultural	11	9	1	27	27	12,322	37	35	49
Residential	—	—	—	265	241	9,654	62	241	188
Total	$11	$9	$1	$304	$280	$55,972	$266	$288	$267
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $120 million, $60 million and $84 million, respectively, for the year ended December 31, 2015.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2015	$182	$35	$41	$258
Provision (release)	2	2	30	34
Charge-offs, net of recoveries	(19)	—	(16)	(35)
Balance at December 31, 2015	165	37	55	257
Provision (release)	6	1	23	30
Charge-offs, net of recoveries	—	—	(16)	(16)
Dispositions (1)	(4)	—	—	(4)
Balance at December 31, 2016	167	38	62	267
Provision (release)	6	4	8	18
Charge-offs, net of recoveries	—	(2)	(12)	(14)
Balance at December 31, 2017	$173	$40	$58	$271
________________
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
Commercial and Agricultural Mortgage Loan Portfolio Segments
The Company typically uses several years of historical experience in establishing non-specific valuation allowances which capture multiple economic cycles. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, and recent loss and recovery trend experience as compared to historical loss and recovery experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. On a quarterly basis, management incorporates the impact of these current market events and conditions on historical experience in determining the non-specific valuation allowance established for commercial and agricultural mortgage loans.
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
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2017
Loan-to-value ratios:
Less than 65%	$29,346	$1,359	$198	$30,903	87.2%	$31,563	87.5%
65% to 75%	3,245	95	114	3,454	9.7	3,465	9.6
76% to 80%	149	171	57	377	1.1	363	1.0
Greater than 80%	400	159	147	706	2.0	665	1.9
Total	$33,140	$1,784	$516	$35,440	100.0%	$36,056	100.0%
December 31, 2016
Loan-to-value ratios:
Less than 65%	$29,352	$1,036	$564	$30,952	91.0%	$31,320	91.2%
65% to 75%	2,522	—	198	2,720	8.0	2,694	7.9
76% to 80%	116	—	—	116	0.3	115	0.3
Greater than 80%	118	27	75	220	0.7	214	0.6
Total	$32,108	$1,063	$837	$34,008	100.0%	$34,343	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2017		2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$12,082	95.0%	$11,829	95.7%
65% to 75%	581	4.6	424	3.4
76% to 80%	40	0.3	17	0.2
Greater than 80%	9	0.1	88	0.7
Total	$12,712	100.0%	$12,358	100.0%
The estimated fair value of agricultural mortgage loans was $12.8 billion and $12.5 billion at December 31, 2017 and 2016, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2017		2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$9,614	95.6%	$9,563	96.6%
Nonperforming	444	4.4	332	3.4
Total	$10,058	100.0%	$9,895	100.0%
The estimated fair value of residential mortgage loans was $10.6 billion and $10.3 billion at December 31, 2017 and 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2017 and 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In millions)
Commercial	$—	$—	$—	$—	$—	$—
Agricultural	134	127	125	104	36	23
Residential	444	332	—	—	444	332
Total	$578	$459	$125	$104	$480	$355

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
For the year ended December 31, 2017, the Company had 500 residential mortgage loans modified in a troubled debt restructuring with carrying value after specific valuation allowance of $120 million and $108 million pre-modification and post-modification, respectively. For the year ended December 31, 2016, the Company had 557 residential mortgage loans modified in a troubled debt restructuring with carrying value after specific valuation allowance of $136 million and $122 million pre-modification and post-modification, respectively. For the years ended December 31, 2017 and 2016, the Company did not have a significant amount of agricultural mortgage loans and no commercial mortgage loans modified in a troubled debt restructuring.
For both the years ended December 31, 2017 and 2016, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring with subsequent payment default.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships, loans to affiliates, annuities funding structured settlement claims and leveraged and direct financing leases. See “— Related Party Investment Transactions” for information regarding loans to affiliates and annuities funding structured settlement claims.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $1.8 billion and $1.7 billion at December 31, 2017 and 2016, respectively. Losses from tax credit partnerships included within net investment income were $259 million, $166 million, and $163 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Leveraged and Direct Financing Leases
Investment in leveraged and direct financing leases consisted of the following at:

	December 31,
	2017		2016
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Rental receivables, net	$911	$278	$1,171	$300
Estimated residual values	649	42	690	42
Subtotal	1,560	320	1,861	342
Unearned income	(448)	(113)	(572)	(127)
Investment in leases, net of non-recourse debt	$1,112	$207	$1,289	$215
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 25 years, while the payment periods for direct financing leases range from one to 20 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At December 31, 2017 and 2016, all leveraged lease receivables and direct financing rental receivables were performing.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The deferred income tax liability related to leveraged leases was $875 million and $1.3 billion at December 31, 2017 and 2016, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.1 billion and $4.7 billion at December 31, 2017 and 2016, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, DSI, future policy benefits and the policyholder dividend obligation that would result from the realization of the unrealized gains (losses) are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses) included in AOCI, were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Fixed maturity securities	$12,349	$7,912	$7,331
Fixed maturity securities with noncredit OTTI losses included in AOCI	40	10	(39)
Total fixed maturity securities	12,389	7,922	7,292
Equity securities	119	72	27
Derivatives	1,396	2,244	2,208
Other	1	16	137
Subtotal	13,905	10,254	9,664
Amounts allocated from:
Future policy benefits	(19)	(9)	(7)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	(1)	—
DAC, VOBA and DSI	(790)	(569)	(572)
Policyholder dividend obligation	(2,121)	(1,931)	(1,783)
Subtotal	(2,930)	(2,510)	(2,362)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(14)	(3)	14
Deferred income tax benefit (expense)	(3,704)	(2,690)	(2,542)
Net unrealized investment gains (losses)	7,257	5,051	4,774
Net unrealized investment gains (losses) attributable to noncontrolling interests	—	—	(1)
Net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$7,257	$5,051	$4,773

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Balance at January 1,	$5,051	$4,773	$7,273
Fixed maturity securities on which noncredit OTTI losses have been recognized	30	49	27
Unrealized investment gains (losses) during the year	3,621	541	(7,580)
Unrealized investment gains (losses) relating to:
Future policy benefits	(10)	(2)	1,957
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	1	(1)	3
DAC, VOBA and DSI	(221)	3	346
Policyholder dividend obligation	(190)	(148)	1,372
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(11)	(17)	(11)
Deferred income tax benefit (expense)	(1,014)	(148)	1,386
Net unrealized investment gains (losses)	7,257	5,050	4,773
Net unrealized investment gains (losses) attributable to noncontrolling interests	—	1	—
Balance at December 31,	$7,257	$5,051	$4,773
Change in net unrealized investment gains (losses)	$2,206	$277	$(2,500)
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	1	—
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$2,206	$278	$(2,500)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2017 and 2016.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2017	2016
	(In millions)
Securities on loan: (1)
Amortized cost	$13,887	$15,694
Estimated fair value	$14,852	$16,496
Cash collateral received from counterparties (2)	$15,170	$16,807
Security collateral received from counterparties (3)	$11	$14
Reinvestment portfolio — estimated fair value	$15,188	$16,821
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	December 31, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,927	$5,279	$6,964	$15,170	$4,033	$5,640	$7,134	$16,807
__________________

(1)	The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2017 was $2.9 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, ABS and U.S. corporate securities) and short-term investments with 62% invested in agency RMBS, U.S. government and agency securities, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreements
Elements of the short-term repurchase agreements are presented below at:

December 31, 2017
(In millions)
Securities on loan: (1)
Amortized cost	$900
Estimated fair value	$1,031
Cash collateral received from counterparties (2)	$1,000
Reinvestment portfolio — estimated fair value	$1,000
__________________

(1)	Included within fixed maturity securities, short-term investments and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	December 31, 2017
	Remaining Tenor of Repurchase Agreements
	1 Month or Less	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$1,000	$1,000
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS and ABS), short-term investments and cash equivalents, with 66% invested in U.S. government and agency securities, agency RMBS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	December 31,
	2017	2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$49	$47
Invested assets pledged as collateral (1)	20,775	20,750
Total invested assets on deposit and pledged as collateral	$20,824	$20,797
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), derivative transactions (see Note 9) and secured debt (See Note 11).

See “— Securities Lending” and “— Repurchase Agreements” for information regarding securities on loan and Note 7 for information regarding investments designated to the closed block.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The Company’s PCI investments were as follows at:

	December 31,
	2017	2016
	Fixed Maturity Securities
	(In millions)
Outstanding principal and interest balance (1)	$4,607	$5,859
Carrying value (2)	$3,825	$4,598
__________________

(1)	Represents the contractually required payments, which include contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about PCI investments acquired during the periods indicated:

	Years Ended December 31,
	2017	2016
	Fixed Maturity Securities
	(In millions)
Contractually required payments (including interest)	$107	$1,831
Cash flows expected to be collected (1)	$78	$1,644
Fair value of investments acquired	$72	$1,206
__________________

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.
The following table presents activity for the accretable yield on PCI investments:

	Years Ended December 31,
	2017	2016
	Fixed Maturity Securities
	(In millions)
Accretable yield, January 1,	$1,678	$1,784
Investments purchased	6	438
Accretion recognized in earnings	(273)	(277)
Disposals	(42)	(138)
Reclassification (to) from nonaccretable difference	102	(129)
Accretable yield, December 31,	$1,471	$1,678

Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $11.5 billion at December 31, 2017. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $2.9 billion at December 31, 2017. Except for certain real estate joint ventures, the Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2017 and 2016. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2017, 2016 and 2015. Aggregate total assets of these entities totaled $450.0 billion and $385.3 billion at December 31, 2017 and 2016, respectively. Aggregate total liabilities of these entities totaled $59.5 billion and $48.5 billion at December 31, 2017 and 2016, respectively. Aggregate net income (loss) of these entities totaled $35.0 billion, $27.6 billion and $23.4 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at December 31, 2017 and 2016.

	December 31,
	2017		2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,077	$—	$1,124	$—
Renewable energy partnership (2)	116	3	—	—
Other investments (3)	32	6	62	12
Total	$1,225	$9	$1,186	$12
__________________

(1)
The Company consolidates certain affiliated real estate joint ventures. At both December 31, 2017 and 2016, the Company and its affiliates invested $1.0 billion and $85 million, respectively, in these affiliated real estate joint ventures.

(2)
Assets of the renewable energy partnership, primarily consisting of other invested assets, were consolidated in prior periods. As a result of the Separation and a reassessment in 2017, the renewable energy partnership was determined to be a consolidated VIE.

(3)
Other investments is comprised primarily of other invested assets. The Company consolidates entities that are structured as collateralized debt obligations. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2017		2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$34,284	$34,284	$34,912	$34,912
U.S. and foreign corporate	1,166	1,166	1,167	1,167
Other limited partnership interests	3,561	5,765	3,383	5,674
Other invested assets	2,172	2,506	2,089	2,666
Real estate joint ventures	38	43	81	95
Total	$41,221	$43,764	$41,632	$44,514
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $117 million and $150 million at December 31, 2017 and 2016, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during each of the years ended December 31, 2017, 2016 and 2015.
During 2017, the Company securitized certain residential mortgage loans and acquired an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. The carrying value and the estimated fair value of mortgage loans sold during 2017 were $319 million and $339 million, respectively, resulting in a gain of $20 million during the year ended December 31, 2017, which was included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with the securitization was $52 million. Included in the carrying amount and maximum exposure to loss for Structured Securities presented above at December 31, 2017 were $51 million of such investments. See Note 10 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Investment income:
Fixed maturity securities	$7,057	$7,653	$7,930
Equity securities	97	90	91
Mortgage loans	2,647	2,539	2,514
Policy loans	310	404	435
Real estate and real estate joint ventures	446	488	743
Other limited partnership interests	625	413	519
Cash, cash equivalents and short-term investments	74	43	25
Operating joint venture	19	9	9
Other	133	207	149
Subtotal	11,408	11,846	12,415
Less: Investment expenses	895	763	876
Net investment income	$10,513	$11,083	$11,539
See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(5)	$—	$(21)
Industrial	—	(58)	—
Utility	—	(20)	(15)
Communications	—	(3)	—
Total U.S. and foreign corporate securities	(5)	(81)	(36)
RMBS	—	(16)	(17)
State and political subdivision	(1)	—	(1)
OTTI losses on fixed maturity securities recognized in earnings	(6)	(97)	(54)
Fixed maturity securities — net gains (losses) on sales and disposals	23	169	(114)
Total gains (losses) on fixed maturity securities	17	72	(168)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	(23)	(75)	(37)
Non-redeemable preferred stock	(1)	—	—
OTTI losses on equity securities recognized in earnings	(24)	(75)	(37)
Equity securities — net gains (losses) on sales and disposals	7	19	—
Total gains (losses) on equity securities	(17)	(56)	(37)
Mortgage loans	(34)	(20)	(90)
Real estate and real estate joint ventures	607	142	430
Other limited partnership interests	(52)	(59)	(66)
Other	(115)	(32)	(18)
Subtotal	406	47	51
Non-investment portfolio gains (losses)	(72)	85	208
Total net investment gains (losses)	$334	$132	$259
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($142) million, $89 million and $125 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	Fixed Maturity Securities			Equity Securities
	(In millions)
Proceeds	$34,483	$58,812	$60,957	$738	$146	$105
Gross investment gains	$278	$755	$584	$18	$28	$28
Gross investment losses	(255)	(586)	(698)	(11)	(9)	(28)
OTTI losses	(6)	(97)	(54)	(24)	(75)	(37)
Net investment gains (losses)	$17	$72	$(168)	$(17)	$(56)	$(37)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2017	2016
	(In millions)
Balance at January 1,	$157	$188
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	1	1
Additional impairments — credit loss OTTI on securities previously impaired	—	13
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(47)	(43)
Securities impaired to net present value of expected future cash flows	—	(1)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	(1)
Balance at December 31,	$110	$157
Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$453	$5,678	$1,003
Amortized cost of invested assets transferred to affiliates	$416	$5,338	$941
Net investment gains (losses) recognized on transfers	$37	$340	$62
Estimated fair value of invested assets transferred from affiliates	$306	$1,583	$237
In January 2017, the Company received transferred investments with an estimated fair value of $292 million, which are included in the table above, in addition to $275 million in cash related to the recapture of risks from minimum benefit guarantees on certain variable annuities previously reinsured by Brighthouse Insurance. In April 2016, the Company transferred investments and cash and cash equivalents with an amortized cost and estimated fair value of $4.0 billion and $4.3 billion,

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

respectively, for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to Brighthouse Insurance, which are included in the table above. Also, in November 2016, the Company transferred investments and cash and cash equivalents with an amortized cost and estimated fair value of $863 million and $933 million, respectively, for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to Brighthouse NY, which are included in the table above. See Note 6 for additional information related to these transfers.
The unpaid principal balance of MetLife, Inc. affiliated loans held by the Company totals $1.8 billion, bear interest at the following fixed rates, payable semiannually, and are due as follows: $500 million at 3.54% due on June 30, 2019, $250 million at 3.57% due on October 1, 2019, $358 million at 5.64% due on July 15, 2021 and $467 million at 5.86% due on December 16, 2021. In September 2016, an affiliated loan for $250 million matured and, subsequently, a new loan was issued for $250 million, which bears interest, payable semiannually, at a fixed rate of 3.03% and matures on September 30, 2020. The carrying value of these MetLife, Inc. affiliated loans totaled $1.8 billion at both December 31, 2017 and 2016, and are included in other invested assets. Net investment income from these affiliated loans was $78 million, $91 million and $95 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As a structured settlements assignment company, the Company purchases annuities from Brighthouse to fund the periodic structured settlement claim payment obligations it assumes. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate annuity contract values recorded, for which the Company has also recorded unpaid claim obligations of equal amounts, were $1.3 billion at both December 31, 2017 and 2016. The related net investment income and corresponding policyholder benefits and claims recognized were $69 million and $64 million for the years ended December 31, 2017 and 2016, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which was included in other invested assets, with a carrying value of $100 million at both December 31, 2017 and 2016. The loan, which bears interest at a fixed rate of 3.17%, payable semiannually, is due on June 30, 2020. Net investment income from this surplus note was $3 million for each of the three years ended December 31, 2017, 2016 and 2015.
The Company holds preferred stock of Metropolitan Property and Casualty Insurance Company, an affiliate, which was included in other invested assets, with a carrying value of $315 million at both December 31, 2017 and 2016. Dividends are payable quarterly at a variable rate. Net investment income from the affiliated preferred stock dividends was $6 million, $5 million and $4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In March 2017, the Company purchased from Brighthouse Insurance an interest in an operating joint venture for $286 million, which was settled in cash in April 2017.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $73 million, $172 million and $157 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Company purchases interest rate caps primarily to protect its floating rate liabilities against rises in interest rates above a specified level and against interest rate exposure arising from mismatches between assets and liabilities, and interest rate floors primarily to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in nonqualifying hedging relationships.
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
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

A synthetic guaranteed interest contract (“GIC”) is a contract that simulates the performance of a traditional GIC through the use of financial instruments. Under a synthetic GIC, the policyholder owns the underlying assets. The Company guarantees a rate of return on those assets for a premium. Synthetic GICs are not designated as hedging instruments.
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
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations and involuntary restructuring for corporate obligors, as well as repudiation, moratorium or governmental intervention for sovereign obligors. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in nonqualifying hedging relationships.
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
The Company also entered into certain purchased and written credit default swaps held in relation to trading portfolios for the purpose of generating profits on short-term differences in price. These credit default swaps were not designated as hedging instruments. As of December 31, 2016, the Company no longer maintained a trading portfolio for derivatives.
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
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the underlying equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. The Company utilizes equity variance swaps in nonqualifying hedging relationships.
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2017			2016
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,826	$2,289	$3	$4,993	$2,221	$6
Foreign currency swaps	Foreign currency exchange rate	1,082	47	17	1,200	29	224
Subtotal		4,908	2,336	20	6,193	2,250	230
Cash flow hedges:
Interest rate swaps	Interest rate	3,337	234	—	1,793	325	26
Interest rate forwards	Interest rate	3,333	—	127	4,033	—	370
Foreign currency swaps	Foreign currency exchange rate	22,287	795	1,078	20,080	1,435	1,604
Subtotal		28,957	1,029	1,205	25,906	1,760	2,000
Total qualifying hedges		33,865	3,365	1,225	32,099	4,010	2,230
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	43,028	1,722	336	32,662	2,514	879
Interest rate floors	Interest rate	7,201	91	—	9,001	173	2
Interest rate caps	Interest rate	53,079	78	2	78,358	112	3
Interest rate futures	Interest rate	2,257	1	2	2,342	3	—
Interest rate options	Interest rate	7,525	142	11	850	144	1
Interest rate forwards	Interest rate	—	—	—	396	—	3
Interest rate total return swaps	Interest rate	1,048	8	2	1,549	2	127
Synthetic GICs	Interest rate	11,318	—	—	5,566	—	—
Foreign currency swaps	Foreign currency exchange rate	6,739	547	164	8,175	1,247	58
Foreign currency forwards	Foreign currency exchange rate	961	16	7	1,396	52	18
Credit default swaps — purchased	Credit	980	7	8	961	12	6
Credit default swaps — written	Credit	7,874	181	—	8,025	119	8
Equity futures	Equity market	1,282	5	1	1,851	10	—
Equity index options	Equity market	14,408	384	476	11,119	260	426
Equity variance swaps	Equity market	3,530	45	169	5,579	69	193
Equity total return swaps	Equity market	1,077	—	39	1,013	1	42
Total non-designated or nonqualifying derivatives		162,307	3,227	1,217	168,843	4,718	1,766
Total		$196,172	$6,592	$2,442	$200,942	$8,728	$3,996

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2017 and 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(771)	$(715)	$463
Embedded derivatives gains (losses)	427	(423)	418
Total net derivative gains (losses)	$(344)	$(1,138)	$881
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Qualifying hedges:
Net investment income	$302	$280	$227
Interest credited to policyholder account balances	(64)	(1)	28
Nonqualifying hedges:
Net investment income	—	(1)	(5)
Net derivative gains (losses)	406	577	518
Policyholder benefits and claims	5	4	2
Total	$649	$859	$770

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Year Ended December 31, 2017
Interest rate derivatives	$(343)	$1	$—
Foreign currency exchange rate derivatives	(746)	—	—
Credit derivatives — purchased	(16)	—	—
Credit derivatives — written	102	—	—
Equity derivatives	(536)	(6)	(216)
Total	$(1,539)	$(5)	$(216)
Year Ended December 31, 2016
Interest rate derivatives	$(1,088)	$—	$—
Foreign currency exchange rate derivatives	726	—	—
Credit derivatives — purchased	(23)	—	—
Credit derivatives — written	48	—	—
Equity derivatives	(457)	(14)	(94)
Total	$(794)	$(14)	$(94)
Year Ended December 31, 2015
Interest rate derivatives	$(243)	$—	$—
Foreign currency exchange rate derivatives	678	—	—
Credit derivatives — purchased	17	(3)	—
Credit derivatives — written	(57)	—	—
Equity derivatives	(152)	(11)	—
Total	$243	$(14)	$—
__________________

(1)
Changes in estimated fair value related to economic hedges of equity method investments in joint ventures and derivatives held in relation to trading portfolios. As of December 31, 2016, the Company no longer maintained a trading portfolio for derivatives.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2017
Interest rate swaps:	Fixed maturity securities	$4	$(5)	$(1)
	Policyholder liabilities (1)	(69)	134	65
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(24)	27	3
	Foreign-denominated policyholder account balances (2)	65	(43)	22
Total		$(24)	$113	$89
Year Ended December 31, 2016
Interest rate swaps:	Fixed maturity securities	$8	$(9)	$(1)
	Policyholder liabilities (1)	(109)	90	(19)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	10	(9)	1
	Foreign-denominated policyholder account balances (2)	(95)	92	(3)
Total		$(186)	$164	$(22)
Year Ended December 31, 2015
Interest rate swaps:	Fixed maturity securities	$4	$—	$4
	Policyholder liabilities (1)	(4)	(6)	(10)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	14	(5)	9
	Foreign-denominated policyholder account balances (2)	(240)	231	(9)
Total		$(226)	$220	$(6)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Cash Flow Hedges
The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate assets and liabilities to fixed rate assets and liabilities; (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets and liabilities; (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; and (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed rate investments.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $20 million, $17 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively.
At both December 31, 2017 and 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

At December 31, 2017 and 2016, the balance in AOCI associated with cash flow hedges was $1.4 billion and $2.2 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses)Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2017
Interest rate swaps	$73	$24	$16	$18
Interest rate forwards	210	(11)	2	(2)
Foreign currency swaps	(161)	938	(1)	—
Credit forwards	—	1	1	—
Total	$122	$952	$18	$16
Year Ended December 31, 2016
Interest rate swaps	$58	$57	$12	$—
Interest rate forwards	(366)	(1)	3	—
Foreign currency swaps	167	(251)	(1)	—
Credit forwards	—	3	1	—
Total	$(141)	$(192)	$15	$—
Year Ended December 31, 2015
Interest rate swaps	$76	$83	$11	$2
Interest rate forwards	(3)	4	2	—
Foreign currency swaps	(92)	(679)	(1)	7
Credit forwards	—	1	1	—
Total	$(19)	$(591)	$13	$9
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2017, the Company expected to reclassify ($11) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.9 billion and $8.0 billion at December 31, 2017 and 2016, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2017 and 2016, the Company would have received $181 million and $111 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2017			2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	( Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$3	$159	2.8	$1	$229	2.7
Credit default swaps referencing indices	42	2,193	2.7	32	2,093	3.5
Subtotal	45	2,352	2.7	33	2,322	3.4
Baa
Single name credit default swaps (3)	4	416	1.5	3	563	2.2
Credit default swaps referencing indices	111	4,761	5.2	61	4,730	5.1
Subtotal	115	5,177	4.9	64	5,293	4.8
Ba
Single name credit default swaps (3)	1	105	3.4	(2)	115	4.2
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	1	105	3.4	(2)	115	4.2
B
Single name credit default swaps (3)	2	20	3.5	—	70	1.8
Credit default swaps referencing indices	18	220	5.0	16	225	5.0
Subtotal	20	240	4.9	16	295	4.2
Total	$181	$7,874	4.2	$111	$8,025	4.4
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.9 billion and $8.0 billion from the table above were $27 million and $30 million at December 31, 2017 and 2016, respectively.

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
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, the Company is permitted to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2017		2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,478	$2,203	$7,926	$3,349
OTC-cleared (1), (6)	168	216	905	611
Exchange-traded	6	3	13	—
Total gross estimated fair value of derivatives (1)	6,652	2,422	8,844	3,960
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	6,652	2,422	8,844	3,960
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,891)	(1,891)	(2,737)	(2,737)
OTC-cleared	(31)	(31)	(391)	(391)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,448)	—	(3,418)	—
OTC-cleared	(131)	(179)	(497)	(217)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(954)	(312)	(1,560)	(609)
OTC-cleared	—	(6)	—	—
Exchange-traded	—	(3)	—	—
Net amount after application of master netting agreements and collateral	$197	$—	$241	$6
__________________

(1)
At December 31, 2017 and 2016, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $60 million and $116 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($20) million and ($36) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2017 and 2016, the Company received excess cash collateral of $122 million and $77 million, respectively, and provided excess cash collateral of $9 million and $9 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2017 and 2016, the Company received excess securities collateral with an estimated fair value of $30 million and $21 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2017 and 2016, the Company provided excess securities collateral with an estimated fair value of $152 million and $75 million, respectively, for its OTC-bilateral derivatives, and $299 million and $531 million, respectively, for its OTC-cleared derivatives, and $50 million and $116 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The table also presents the incremental collateral that Metropolitan Life Insurance Company would be required to provide if there was a one-notch downgrade in its financial strength or credit rating, as applicable, at the reporting date or if its financial strength or credit rating, as applicable, at the reporting date sustained a downgrade to a level that triggered full overnight collateralization or termination of the derivative position. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	December 31,
	2017			2016
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$313	$—	$313	$612	$—	$612
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$399	$—	$399	$684	$—	$684
Cash	$—	$—	$—	$—	$—	$—
Estimated Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength or credit rating, as applicable	$—	$—	$—	$—	$—	$—
Downgrade in financial strength or credit rating, as applicable, to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—	$—	$—	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2017	2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$—	$460
Options embedded in debt or equity securities	Investments	(113)	(78)
Embedded derivatives within asset host contracts		$(113)	$382
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(94)	$169
Assumed guaranteed minimum benefits	Policyholder account balances	3	390
Funds withheld on ceded reinsurance	Other liabilities	898	777
Fixed annuities with equity indexed returns	Policyholder account balances	69	17
Embedded derivatives within liability host contracts		$876	$1,353
The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Net derivative gains (losses) (1), (2)	$427	$(423)	$418
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($65) million, $76 million and $29 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were less than $1 million, ($29) million and ($4) million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	See Note 6 for discussion of affiliated net derivative gains (losses).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

10. Fair Value
When developing estimated fair values, the Company considers three broad valuation approaches: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation approach to use, given what is being measured and the availability of sufficient inputs, giving priority to observable inputs. The Company categorizes its assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the significant input with the lowest level in its valuation. The input levels are as follows:

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$54,629	$3,461	$58,090
U.S. government and agency	18,802	19,743	—	38,545
Foreign corporate	—	21,471	4,125	25,596
RMBS	—	19,372	3,262	22,634
ABS	—	7,079	787	7,866
State and political subdivision	—	7,551	—	7,551
CMBS	—	5,461	27	5,488
Foreign government	—	4,471	31	4,502
Total fixed maturity securities	18,802	139,777	11,693	170,272
Equity securities	399	893	366	1,658
Short-term investments	2,056	1,092	7	3,155
Residential mortgage loans — FVO	—	—	520	520
Derivative assets: (1)
Interest rate	1	4,556	8	4,565
Foreign currency exchange rate	—	1,405	—	1,405
Credit	—	149	39	188
Equity market	5	363	66	434
Total derivative assets	6	6,473	113	6,592
Embedded derivatives within asset host contracts (2)	—	—	—	—
Separate account assets (3)	23,571	106,294	960	130,825
Total assets	$44,834	$254,529	$13,659	$313,022
Liabilities
Derivative liabilities: (1)
Interest rate	$2	$351	$130	$483
Foreign currency exchange rate	—	1,261	5	1,266
Credit	—	8	—	8
Equity market	1	515	169	685
Total derivative liabilities	3	2,135	304	2,442
Embedded derivatives within liability host contracts (2)	—	—	876	876
Long-term debt	—	—	—	—
Separate account liabilities (3)	—	7	2	9
Total liabilities	$3	$2,142	$1,182	$3,327

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$51,303	$4,855	$56,158
U.S. government and agency	17,597	18,018	—	35,615
Foreign corporate	—	20,373	3,984	24,357
RMBS	—	19,719	3,698	23,417
ABS	—	6,745	759	7,504
State and political subdivision	—	7,126	10	7,136
CMBS	—	4,851	84	4,935
Foreign government	—	3,977	21	3,998
Total fixed maturity securities	17,597	132,112	13,411	163,120
Equity securities	408	1,011	420	1,839
Short-term investments	2,945	1,720	25	4,690
Residential mortgage loans — FVO	—	—	566	566
Derivative assets: (1)
Interest rate	3	5,489	2	5,494
Foreign currency exchange rate	—	2,763	—	2,763
Credit	—	101	30	131
Equity market	10	226	104	340
Total derivative assets	13	8,579	136	8,728
Embedded derivatives within asset host contracts (2)	—	—	460	460
Separate account assets (3)	27,633	105,055	1,148	133,836
Total assets	$48,596	$248,477	$16,166	$313,239
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$917	$500	$1,417
Foreign currency exchange rate	—	1,902	2	1,904
Credit	—	14	—	14
Equity market	—	468	193	661
Total derivative liabilities	—	3,301	695	3,996
Embedded derivatives within liability host contracts (2)	—	—	1,353	1,353
Long-term debt	—	—	74	74
Separate account liabilities (3)	—	16	7	23
Total liabilities	$—	$3,317	$2,129	$5,446
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

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At December 31, 2017 and 2016, debt and equity securities also included embedded derivatives of ($113) million and ($78) million, respectively.

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
Investments
Valuation Controls and Procedures
On behalf of the Company’s and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third-party pricing providers and the controls and procedures to evaluate third-party pricing. Periodically, the Chief Accounting Officer reports to the Audit Committee of the Board of Directors of each of MetLife, Inc. and Metropolitan Life Insurance Company regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 1% of the total estimated fair value of Level 3 fixed maturity securities at December 31, 2017.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at December 31, 2017 and December 31, 2016, there were no transfers between Levels 1 and 2.

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

					December 31, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	83	-	142	111	18	-	138	106	Increase
	•	Market pricing	•	Quoted prices (4)	10	-	443	123	25		700	117	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	126	94	19	-	137	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	27	-	104	100	20	-	106	99	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	100	-	101	100	98	-	100	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	200	-	300		200	-	300		Increase (7)
			•	Repurchase rates (8)	(5)	-	5		(44)	-	18		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(14)	-	(3)		50	-	236		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	—	-	—		97	-	98		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	11%	-	31%		14%	-	32%		Increase (7)
			•	Correlation (12)	10%	-	30%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.02%	-	0.44%		0.04%	-	0.57%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both December 31, 2017 and 2016, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Balance, January 1, 2016	$8,282	$4,416	$33	$275	$328
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	—	100	1	—	(24)
Total realized/unrealized gains (losses) included in AOCI	(39)	47	2	(1)	21
Purchases (4)	1,967	1,821	—	7	23
Sales (4)	(1,226)	(1,339)	—	(40)	(15)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (6)	848	18	7	—	282
Transfers out of Level 3 (6)	(993)	(522)	(33)	(220)	(195)
Balance, December 31, 2016	8,839	4,541	10	21	420
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	(2)	95	—	—	—
Total realized/unrealized gains (losses) included in AOCI	416	109	—	—	17
Purchases (4)	2,451	900	—	19	14
Sales (4)	(1,408)	(1,282)	—	(2)	(51)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (6)	58	63	—	—	—
Transfers out of Level 3 (6)	(2,768)	(350)	(10)	(7)	(34)
Balance, December 31, 2017	$7,586	$4,076	$—	$31	$366
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015: (7)	$7	$102	$—	$1	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016: (7)	$—	$101	$1	$—	$(29)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (7)	$(7)	$83	$—	$—	$(17)
Gains (Losses) Data for the year ended December 31, 2015
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	$38	$101	$—	$1	$12
Total realized/unrealized gains (losses) included in AOCI	$(399)	$(67)	$—	$(1)	$(53)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (8)	Net Embedded Derivatives (9)	Separate Account Assets (10)	Long-term Debt
	(In millions)
Balance, January 1, 2016	$200	$314	$(23)	$186	$1,520	$(36)
Total realized/unrealized gains (losses) included in net income (loss) (2) (3) (5)	—	8	(168)	(870)	(2)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	(366)	—	—	—
Purchases (4)	28	297	27	—	375	—
Sales (4)	(3)	(11)	—	—	(474)	—
Issuances (4)	—	—	—	—	62	(46)
Settlements (4)	—	(42)	(29)	(209)	(51)	8
Transfers into Level 3 (6)	—	—	—	—	19	—
Transfers out of Level 3 (6)	(200)	—	—	—	(308)	—
Balance, December 31, 2016	25	566	(559)	(893)	1,141	(74)
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	—	40	21	450	(8)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	207	—	—	—
Purchases (4)	6	175	—	—	186	—
Sales (4)	—	(179)	—	—	(80)	—
Issuances (4)	—	—	—	—	1	—
Settlements (4)	—	(82)	140	(433)	(93)	34
Transfers into Level 3 (6)	—	—	—	—	35	—
Transfers out of Level 3 (6)	(24)	—	—	—	(224)	40
Balance, December 31, 2017	$7	$520	$(191)	$(876)	$958	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2015: (7)	$—	$20	$(24)	$461	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016: (7)	$—	$8	$(166)	$(863)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (7)	$—	$27	$(18)	$452	$—	$—
Gains (Losses) Data for the year ended December 31, 2015
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	$—	$20	$(27)	$447	$15	$—
Total realized/unrealized gains (losses) included in AOCI	$—	$—	$(2)	$—	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

(5)	Includes $420 million for net embedded derivatives for the year ended December 31, 2016 related to the disposition of NELICO and GALIC. See Note 3.

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

Fair Value Option
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. The following table presents information for residential mortgage loans which are accounted for under the FVO and were initially measured at fair value.

	December 31,
	2017	2016
	(In millions)
Unpaid principal balance	$650	$794
Difference between estimated fair value and unpaid principal balance	(130)	(228)
Carrying value at estimated fair value	$520	$566
Loans in nonaccrual status	$198	$214
Loans more than 90 days past due	$94	$137
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(102)	$(150)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	Carrying Value After Measurement			Gains (Losses)
	(In millions)
Other limited partnership interests (1)	$58	$95	$57	$(65)	$(59)	$(31)
Other assets (2)	$—	$—	$—	$4	$(30)	$—
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

(1)
For these cost method investments, estimated fair value is determined from information provided on the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including domestic and international leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. Distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds. The Company estimates that the underlying assets of the funds will be liquidated over the next two to 10 years. Unfunded commitments for these investments at both December 31, 2017 and 2016 were not significant.

(2) During the year ended December 31, 2016, the Company recognized an impairment of computer software in connection with the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife, Inc.’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group, including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. (collectively, the “U.S. Retail Advisor Force Divestiture”). See Note 18.
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$57,939	$—	$—	$59,465	$59,465
Policy loans	$6,006	$—	$261	$6,797	$7,058
Other limited partnership interests	$214	$—	$—	$212	$212
Other invested assets	$2,260	$—	$2,028	$154	$2,182
Premiums, reinsurance and other receivables	$15,024	$—	$679	$14,859	$15,538
Liabilities
Policyholder account balances	$75,323	$—	$—	$76,452	$76,452
Long-term debt	$1,661	$—	$2,021	$—	$2,021
Other liabilities	$13,954	$—	$547	$13,490	$14,037
Separate account liabilities	$61,757	$—	$61,757	$—	$61,757

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

11. Long-term and Short-term Debt
Long-term and short-term debt outstanding, excluding debt relating to CSEs, was as follows:

								December 31,
	Interest Rates (1)							2017			2016
	Range			Weighted Average	Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value (2)
								(In millions)
Surplus notes - affiliated	7.38%	-	7.38%	7.38%	2037			$700	$(10)	$690	$700	$(10)	$690
Surplus notes (2)	7.80%	-	7.88%	7.83%	2024	-	2025	400	(3)	397	400	(3)	397
Other notes (3)	2.20%	-	7.29%	4.56%	2018	-	2058	578	(4)	574	494	(4)	490
Total long-term debt								1,678	(17)	1,661	1,594	(17)	1,577
Total short-term debt								243	—	243	100	—	100
Total								$1,921	$(17)	$1,904	$1,694	$(17)	$1,677
__________________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2017.

(2)	In December 2016, the $107 million 7.625% surplus notes were deconsolidated due to the disposition of GALIC. See Note 3.

(3)	During 2017, a subsidiary issued $139 million of long-term debt to a third party.
The aggregate maturities of long-term debt at December 31, 2017 for the next five years and thereafter are $20 million in 2018, $0 in each of 2019, 2020 and 2021, $346 million in 2022 and $1.3 billion thereafter.
Unsecured senior debt which consists of senior notes and other notes rank highest in priority. Payments of interest and principal on Metropolitan Life Insurance Company’s surplus notes are subordinate to all other obligations and may be made only with the prior approval of the New York State Department of Financial Services.
Term Loans
MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary, borrowed $350 million in December 2015 under a five-year credit agreement included within other notes in the table above. In November 2017, this agreement was amended to extend the maturity to November 2022, change the amount MPEH may borrow on a revolving basis to $75 million from $100 million, and change the interest rate to a variable rate of three-month LIBOR plus 3.25%, payable quarterly, from a variable rate of three-month LIBOR plus 3.70%. In connection with the initial borrowing in 2015, $6 million of costs were incurred, and additional costs of $1 million were incurred in connection with the 2017 amendment, which have been capitalized and are being amortized over the term of the loans. MPEH has pledged invested assets to secure the loans; however these loans are non-recourse to Metropolitan Life Insurance Company.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt (continued)

Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2017	2016
	(Dollars in millions)
Commercial paper	$100	$100
Short-term borrowings (1)	143	—
Total short-term debt	$243	$100
Average daily balance	$129	$100
Average days outstanding	97 days	40 days
__________________

(1)	Represents short-term debt related to repurchase agreements, secured by assets of a subsidiary.
During the years ended December 31, 2017, 2016 and 2015, the weighted average interest rate on short-term debt was 1.63%, 0.42% and 0.15%, respectively.
Interest Expense
Interest expense included in other expenses was $106 million, $112 million and $122 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts include $52 million, $52 million and $67 million of interest expense related to affiliated debt for the years ended December 31, 2017, 2016 and 2015, respectively.
Credit and Committed Facilities
At December 31, 2017, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”), and Missouri Reinsurance, Inc. (“MoRe”), a wholly-owned subsidiary of Metropolitan Life Insurance Company, had access to a committed bank facility of MetLife, Inc., which provides letters of credit for the benefit of certain affiliates of MetLife, Inc., including Metropolitan Life Insurance Company and certain of its subsidiaries, subject to bank consent (the “Committed Facility”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Credit Facility
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $5 million, $8 million and $4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and were included in other expenses.
Information on the Credit Facility at December 31, 2017 was as follows:

Borrower(s)	Expiration	Maximum Capacity		Letters of Credit Used by the Company (1)	Letters of Credit Used by Affiliates (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	December 2021 (2)	$3,000	(2)	$57	$73	$—	$2,870
__________________

(1)
MetLife, Inc. and MetLife Funding are severally liable for their respective obligations under the Credit Facility. MetLife Funding was not an applicant under letters of credit outstanding as of December 31, 2017 and is not responsible for any reimbursement obligations under such letters of credit.

(2)	All borrowings under the Credit Facility must be repaid by December 20, 2021, except that letters of credit outstanding upon termination may remain outstanding until December 20, 2022.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt (continued)

Committed Facility
Letters of credit issued under the Committed Facility are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with the Committed Facility were $5 million, $4 million and $4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and were included in other expenses. MoRe had $395 million in letters of credit outstanding and there was no remaining availability under the Committed Facility at December 31, 2017. The Committed Facility matures on June 20, 2018. In addition to the Committed Facility, see also “— Term Loans” for information about the undrawn line of credit facility in the amount of $75 million.
Debt and Facility Covenants
Certain of the Company’s debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable covenants at December 31, 2017.
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
The Company’s expense related to stock-based compensation included in other expenses was $74 million, $89 million and $85 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Statutory Equity and Income
See Note 3 for information on the disposition of NELICO and GALIC.
The state of domicile of Metropolitan Life Insurance Company imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”) to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“CAL RBC”). The CAL RBC ratios for Metropolitan Life Insurance Company were in excess of 370% and 400% at December 31, 2017 and December 31, 2016, respectively.
Metropolitan Life Insurance Company’s foreign insurance operations are regulated by applicable authorities of the countries in which each entity operates and are subject to minimum capital and solvency requirements in those countries before corrective action commences. The aggregate required capital and surplus of Metropolitan Life Insurance Company’s foreign insurance operations was $279 million and the aggregate actual regulatory capital and surplus was $389 million as of the date of the most recent required capital adequacy calculation for each jurisdiction. Each of those foreign insurance operations exceeded minimum capital and solvency requirements of their respective countries for all periods presented.
Metropolitan Life Insurance Company and its former U.S. insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the state insurance department may impact the effect of Statutory Codification on the statutory capital and surplus of Metropolitan Life Insurance Company.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Consideration Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of Metropolitan Life Insurance Company for the years ended December 31, 2017 and 2016 by an amount of $1.1 billion and $909 million, respectively, in excess of the amount of the decrease had capital and surplus been measured under NAIC guidance.
The tables below present amounts from Metropolitan Life Insurance Company and its former U.S. insurance subsidiaries, which are derived from their respective statutory–basis financial statements as filed with the insurance regulators.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2017	2016	2015
		(In millions)
Metropolitan Life Insurance Company (1)	New York	$1,982	$3,444	$3,703
New England Life Insurance Company (1)	Massachusetts	N/A	N/A	$157
General American Life Insurance Company (1)	Missouri	N/A	N/A	$204
__________________

(1)
In December 2016, Metropolitan Life Insurance Company distributed all of the issued and outstanding shares of common stock of each of NELICO and GALIC to MetLife, Inc., in the form of a non-cash extraordinary dividend.

Statutory capital and surplus was as follows at:

	December 31,
Company	2017	2016
	(In millions)
Metropolitan Life Insurance Company	$10,384	$11,195
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by Metropolitan Life Insurance Company to MetLife, Inc. without insurance regulatory approval and dividends paid:

	2018	2017	2016
Company	Permitted Without Approval	Paid (1)	Paid (1) (2)
	(In millions)
Metropolitan Life Insurance Company	$3,075	$2,523	$5,740
__________________

(1)	Reflects all amounts paid, including those requiring regulatory approval.

(2)
In 2016, Metropolitan Life Insurance Company paid an ordinary cash dividend to MetLife, Inc. in the amount of $3.6 billion. In addition, in December 2016, Metropolitan Life Insurance Company distributed to MetLife, Inc. as a non-cash extraordinary dividend all of the issued and outstanding shares of common stock of each of NELICO and GALIC in the amount of $981 million and $1.2 billion, respectively, as calculated on a statutory basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

Under New York State Insurance Law, Metropolitan Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to MetLife, Inc. in any calendar year based on either of two standards. Under one standard, Metropolitan Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive unassigned funds (surplus) excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, Metropolitan Life Insurance Company may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, Metropolitan Life Insurance Company may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, Metropolitan Life Insurance Company will be permitted to pay a dividend to MetLife, Inc. in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the Superintendent and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
There was no dividend paid to Metropolitan Life Insurance Company by its former insurance subsidiaries in 2016. See Note 3.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2014	$6,200	$1,073	$(3)	$(2,236)	$5,034
OCI before reclassifications	(4,839)	(19)	(101)	113	(4,846)
Deferred income tax benefit (expense)	1,715	6	30	(40)	1,711
AOCI before reclassifications, net of income tax	3,076	1,060	(74)	(2,163)	1,899
Amounts reclassified from AOCI	405	578	—	229	1,212
Deferred income tax benefit (expense)	(144)	(202)	—	(80)	(426)
Amounts reclassified from AOCI, net of income tax	261	376	—	149	786
Balance at December 31, 2015	3,337	1,436	(74)	(2,014)	2,685
OCI before reclassifications	792	(141)	(11)	(4)	636
Deferred income tax benefit (expense)	(286)	49	3	(5)	(239)
AOCI before reclassifications, net of income tax	3,843	1,344	(82)	(2,023)	3,082
Amounts reclassified from AOCI	71	177	—	191	439
Deferred income tax benefit (expense)	(26)	(62)	—	(60)	(148)
Amounts reclassified from AOCI, net of income tax	45	115	—	131	291
Dispositions (2)	(456)	—	23	30	(403)
Deferred income tax benefit (expense)	160	—	(8)	(3)	149
Dispositions, net of income tax	(296)	—	15	27	(254)
Balance at December 31, 2016	3,592	1,459	(67)	(1,865)	3,119
OCI before reclassifications	3,977	122	26	(30)	4,095
Deferred income tax benefit (expense)	(1,287)	(43)	(6)	11	(1,325)
AOCI before reclassifications, net of income tax	6,282	1,538	(47)	(1,884)	5,889
Amounts reclassified from AOCI	102	(970)	—	159	(709)
Deferred income tax benefit (expense)	(33)	338	—	(57)	248
Amounts reclassified from AOCI, net of income tax	69	(632)	—	102	(461)
Balance at December 31, 2017	$6,351	$906	$(47)	$(1,782)	$5,428
__________________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 3.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statement of Operations Locations
	Years Ended December 31,
	2017	2016	2015
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$12	$10	$(208)	Net investment gains (losses)
Net unrealized investment gains (losses)	3	21	31	Net investment income
Net unrealized investment gains (losses)	(117)	(102)	(228)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(102)	(71)	(405)
Income tax (expense) benefit	33	26	144
Net unrealized investment gains (losses), net of income tax	(69)	(45)	(261)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	24	57	83	Net derivative gains (losses)
Interest rate swaps	16	12	11	Net investment income
Interest rate forwards	(11)	(1)	4	Net derivative gains (losses)
Interest rate forwards	2	3	2	Net investment income
Foreign currency swaps	938	(251)	(679)	Net derivative gains (losses)
Foreign currency swaps	(1)	(1)	(1)	Net investment income
Credit forwards	1	3	1	Net derivative gains (losses)
Credit forwards	1	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	970	(177)	(578)
Income tax (expense) benefit	(338)	62	202
Gains (losses) on cash flow hedges, net of income tax	632	(115)	(376)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(179)	(198)	(233)
Amortization of prior service (costs) credit	20	7	4
Amortization of defined benefit plan items, before income tax	(159)	(191)	(229)
Income tax (expense) benefit	57	60	80
Amortization of defined benefit plan items, net of income tax	(102)	(131)	(149)
Total reclassifications, net of income tax	$461	$(291)	$(786)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 14.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

13. Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
General and administrative expenses	$2,608	$2,598	$3,063
Pension, postretirement and postemployment benefit costs	167	251	241
Premium taxes, other taxes, and licenses & fees	273	367	358
Commissions and other variable expenses	1,801	2,366	2,214
Capitalization of DAC	(61)	(332)	(482)
Amortization of DAC and VOBA	241	441	742
Interest expense on debt	106	112	122
Total other expenses	$5,135	$5,803	$6,258
Certain prior year amounts have been reclassified to conform to the current year presentation, which has been revised to align the expense categories with the Company’s businesses. The reclassifications did not result in a change to total other expenses.
Capitalization of DAC and Amortization of DAC and VOBA
See Note 5 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 7 for a description of the DAC amortization impact associated with the closed block.
Interest Expense on Debt
See Note 11 for additional information on interest expense on debt.
Affiliated Expenses
Commissions and other variable expenses, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Notes 6, 11 and 18 for a discussion of affiliated expenses included in the table above.
Income Tax
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
Restructuring Charges
In 2016, the Company completed a previous enterprise-wide strategic initiative. These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Information regarding restructuring charges was as follows:

	Years Ended December 31,
	2016			2015
	Severance	Lease and Asset Impairment	Total	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance at January 1,	$17	$4	$21	$31	$6	$37
Restructuring charges	—	1	1	52	4	56
Cash payments	(17)	(4)	(21)	(66)	(6)	(72)
Balance at December 31,	$—	$1	$1	$17	$4	$21
Total restructuring charges incurred since inception of initiative	$306	$47	$353	$306	$46	$352

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

14. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
The Company sponsors and administers various qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering employees who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as interest credits, determined annually based upon the annual rate of interest on 30-year U.S. Treasury securities, for each account balance. The nonqualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. Participating affiliates are allocated an equitable share of net expense related to the plans, proportionate to other expenses being allocated to these affiliates.
The Company also provides certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. Employees of MetLife who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for the Company may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total costs of postretirement medical benefits. Employees of MetLife hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits. Participating affiliates are allocated a proportionate share of net expense and contributions related to the postemployment and other postretirement plans.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

Obligations and Funded Status

	December 31,
	2017		2016
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$9,837	$1,742	$9,760	$1,905
Service costs	169	6	203	9
Interest costs	415	75	415	82
Plan participants’ contributions	—	33	—	33
Net actuarial (gains) losses	618	(96)	298	(119)
Divestitures, settlements and curtailments (2)	3	2	(270)	(8)
Change in benefits and other	—	—	(11)	(43)
Benefits paid	(563)	(106)	(558)	(117)
Effect of foreign currency translation	—	—	—	—
Benefit obligations at December 31,	10,479	1,656	9,837	1,742
Change in plan assets:
Estimated fair value of plan assets at January 1,	8,721	1,379	8,490	1,372
Actual return on plan assets	947	124	620	75
Divestitures (2)	—	—	(155)	—
Plan participants’ contributions	—	33	—	33
Employer contributions	266	(4)	324	16
Benefits paid	(563)	(106)	(558)	(117)
Estimated fair value of plan assets at December 31,	9,371	1,426	8,721	1,379
Over (under) funded status at December 31,	$(1,108)	$(230)	$(1,116)	$(363)
Amounts recognized on the consolidated balance sheets:
Other assets	$55	$160	$—	$—
Other liabilities	(1,163)	(390)	(1,116)	(363)
Net amount recognized	$(1,108)	$(230)	$(1,116)	$(363)
AOCI:
Net actuarial (gains) losses	$2,831	$(55)	$2,839	$93
Prior service costs (credit)	(10)	(26)	(11)	(48)
AOCI, before income tax	$2,821	$(81)	$2,828	$45
Accumulated benefit obligation	$10,180	N/A	$9,557	N/A
__________________

(1)	Includes nonqualified unfunded plans, for which the aggregate PBO was $1.2 billion at December 31, 2017 and $1.1 billion at December 31, 2016.

(2)	Divestitures for the year ended December 31, 2016 include amounts related to the disposition of NELICO and GALIC. See Note 3.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

Information for pension plans with PBOs in excess of plan assets and accumulated benefit obligations (“ABO”) in excess of plan assets was as follows at:

	December 31,
	2017	2016	2017	2016
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$1,163	$9,837	$1,163	$1,093
Accumulated benefit obligations	$1,116	$9,557	$1,116	$1,046
Estimated fair value of plan assets	$—	$8,721	$—	$—
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2017		2016		2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$169	$6	$203	$9	$217	$15
Interest costs	415	75	415	82	404	88
Settlement and curtailment costs (1)	3	2	1	30	—	—
Expected return on plan assets	(509)	(72)	(527)	(74)	(538)	(80)
Amortization of net actuarial (gains) losses	189	—	188	10	190	43
Amortization of prior service costs (credit)	(1)	(22)	(1)	(6)	(1)	(3)
Allocated to affiliates	(48)	1	(64)	(9)	(59)	(18)
Total net periodic benefit costs (credit)	218	(10)	215	42	213	45
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	181	(148)	176	(121)	50	(156)
Prior service costs (credit)	—	—	(11)	(40)	—	(7)
Dispositions (2)	—	—	(32)	2	—	—
Amortization of net actuarial (gains) losses	(189)	—	(188)	(10)	(190)	(43)
Amortization of prior service (costs) credit	1	22	1	6	1	3
Total recognized in OCI	(7)	(126)	(54)	(163)	(139)	(203)
Total recognized in net periodic benefit costs and OCI	$211	$(136)	$161	$(121)	$74	$(158)
__________________

(1)	The Company recognized curtailment charges in 2016 on certain postretirement benefit plans in connection with the U.S. Retail Advisor Force Divestiture See Note 18.

(2)	See Note 3.
The estimated net actuarial (gains) losses and prior service costs (credit) for the defined benefit pension plans and other postretirement benefit plans that will be amortized from AOCI into net periodic benefit costs over the next year are $171 million and ($1) million, and ($6) million and ($19) million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

Assumptions
Assumptions used in determining benefit obligations were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2017
Weighted average discount rate	3.65%			3.70%
Rate of compensation increase	2.25%	-	8.50%	N/A
December 31, 2016
Weighted average discount rate	4.30%			4.45%
Rate of compensation increase	2.25%	-	8.50%	N/A
Assumptions used in determining net periodic benefit costs were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2017
Weighted average discount rate	4.30%			4.45%
Weighted average expected rate of return on plan assets	6.00%			5.36%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2016
Weighted average discount rate	4.13%			4.37%
Weighted average expected rate of return on plan assets	6.00%			5.53%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2015
Weighted average discount rate	4.10%			4.10%
Weighted average expected rate of return on plan assets	6.25%			5.70%
Rate of compensation increase	2.25%	-	8.50%	N/A
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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2018 is currently anticipated to be 5.75% for pension benefits and 5.11% for other postretirement benefits.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2017		2016
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	5.6%	6.6%	6.8%	13%
Ultimate rate to which cost increase is assumed to decline	4.0%	4.3%	4.0%	4.3%
Year in which the ultimate trend rate is reached	2086	2098	2077	2092
Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects as of December 31, 2017:

	One Percent Increase	One Percent Decrease
	(In millions)
Effect on total of service and interest costs components	$9	$(8)
Effect of accumulated postretirement benefit obligations	$186	$(154)
Plan Assets
The Company provides MetLife employees with benefits under various Employee Retirement Income Security Act of 1974 (“ERISA”) benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of the Company’s qualified pension plans are held in an insurance group annuity contract, and the vast majority of the assets of the postretirement medical plan and backing the retiree life coverage are held in a trust which largely utilizes insurance contracts to hold the assets. All of these contracts are issued by the Company, and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity and equity securities, derivatives, real estate, private equity investments and hedge fund investments.
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
The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2017 for the Invested Plans:

	December 31,
	2017				2016
	Pension Benefits		Other Postretirement Benefits (1)		Pension Benefits	Other Postretirement Benefits (1)
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities	82%	82%	85%	84%	81%	76%
Equity securities (2)	10%	10%	15%	15%	11%	24%
Alternative securities (3)	8%	8%	—%	1%	8%	—%
Total assets		100%		100%	100%	100%
__________________

(1)	Other postretirement benefits do not reflect postretirement life insurance plan assets invested in fixed maturity securities.

(2)	Equity securities percentage includes derivative assets.

(3)	Alternative securities primarily include hedge, private equity and real estate funds.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2017
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
Corporate	$—	$3,726	$1	$3,727	$20	$362	$—	$382
U.S. government bonds	1,256	528	—	1,784	269	6	—	275
Foreign bonds	—	937	—	937	—	94	—	94
Federal agencies	35	134	—	169	—	17	—	17
Municipals	—	335	—	335	—	28	—	28
Short-term investments	135	192	—	327	8	391	—	399
Other (1)	7	383	9	399	—	68	—	68
Total fixed maturity securities	1,433	6,235	10	7,678	297	966	—	1,263
Equity securities:
Common stock - domestic	480	91	—	571	80	—	—	80
Common stock - foreign	317	—	3	320	73	—	—	73
Total equity securities	797	91	3	891	153	—	—	153
Other investments	—	144	622	766	—	9	—	9
Derivative assets	33	2	1	36	1	—	—	1
Total assets	$2,263	$6,472	$636	$9,371	$451	$975	$—	$1,426

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities			Equity Securities
	Corporate	Foreign Bonds	Other (1)	Common Stock - Foreign	Other Investments	Derivative Assets
	(In millions)
Balance, January 1, 2016	$78	$17	$7	—	$722	$75
Realized gains (losses)	3	—	—	—	(1)	3
Unrealized gains (losses)	3	(4)	1	—	32	(18)
Purchases, sales, issuances and settlements, net	(22)	(3)	—	—	(119)	6
Transfers into and/or out of Level 3	(62)	(10)	1	—	—	(2)
Balance, December 31, 2016	$—	$—	$9	—	$634	$64
Realized gains (losses)	(10)	—	—	2	—	(22)
Unrealized gains (losses)	10	—	—	—	(12)	6
Purchases, sales, issuances and settlements, net	—	—	7	(4)	—	(47)
Transfers into and/or out of Level 3	1	—	(7)	5	—	—
Balance, December 31, 2017	$1	$—	$9	3	$622	$1
__________________

(1)	Other includes ABS and collateralized mortgage obligations.
For the years ended December 31, 2017 and 2016, there were no other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Expected Future Contributions and Benefit Payments
It is the Company’s practice to make contributions to the qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are required for 2018. The Company expects to make discretionary contributions to the qualified pension plan of $150 million in 2018. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the nonqualified pension plans are primarily funded from the Company’s general assets as they become due under the provision of the plans, therefore benefit payments equal employer contributions. The Company expects to make contributions of $70 million to fund the benefit payments in 2018.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the Company; or (iii) both. Current regulations do not require funding for these benefits. The Company uses its general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the Company may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The Company expects to make contributions of $50 million towards benefit obligations in 2018 to pay postretirement medical claims.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2018	$562	$85
2019	$571	$88
2020	$587	$88
2021	$591	$87
2022	$606	$88
2023-2027	$3,227	$443
Additional Information
As previously discussed, most of the assets of the pension benefit plans are held in a group annuity contract issued by the Company while some of the assets of the postretirement benefit plans are held in a trust which largely utilizes life insurance contracts issued by the Company to hold such assets. Total revenues from these contracts recognized on the consolidated statements of operations were $56 million, $57 million and $55 million for the years ended December 31, 2017, 2016 and 2015, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited to the account balances was $1.1 billion, $660 million and ($130) million for the years ended December 31, 2017, 2016 and 2015, respectively. The terms of these contracts are consistent in all material respects with those the Company offers to unaffiliated parties that are similarly situated.
Defined Contribution Plans
The Company sponsors defined contribution plans for substantially all MetLife employees under which a portion of employee contributions are matched. The Company contributed $65 million, $73 million and $72 million for the years ended December 31, 2017, 2016 and 2015, respectively.
15. Income Tax
On December 22, 2017, President Trump signed into law U.S. Tax Reform. U.S. Tax Reform includes numerous changes in tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018. U.S. Tax Reform moves the United States from a worldwide tax system to a participation exemption system by providing corporations a 100% dividends received deduction (“DRD”) for dividends distributed by a controlled foreign corporation. To transition to that new system, U.S. Tax Reform imposes a one-time deemed repatriation tax on unremitted earnings and profits at a rate of 8.0% for illiquid assets and 15.5% for cash and cash equivalents.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The incremental financial statement impact related to U.S. Tax Reform was as follows:

U.S. Tax Reform
(In millions)
Income (loss) before provision for income tax	$(66)
Provision for income tax expense (benefit):
Deferred tax revaluation	(1,112)
Total provision for income tax expense (benefit)	(1,112)
Income (loss), net of income tax	1,046
Income tax (expense) benefit related to items of other comprehensive income (loss)	133
Increase to net equity from U.S. Tax Reform	$1,179
In accordance with SAB 118 issued by the U.S. Securities and Exchange Commission (“SEC”) in December 2017, the Company has recorded provisional amounts for certain items for which the income tax accounting is not complete. For these items, the Company has recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates will be reported as provisional amounts during a measurement period, which will not exceed one year from the date of enactment of U.S. Tax Reform. The Company may reflect adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
The following items are considered provisional estimates due to complexities and ambiguities in U.S. Tax Reform which resulted in incomplete accounting for the tax effects of these provisions. Further guidance, either legislative or interpretive, and analysis will be required to complete the accounting for these items:

•	Deemed Repatriation Transition Tax - The Company has recorded a $1 million charge for this item.

•
Global Intangible Low-Tax Income - U.S. Tax Reform imposes a minimum tax on global intangible low-tax income, which is generally the excess income of foreign subsidiaries over a 10% rate of routine return on tangible business assets. The Company has not yet formally adopted an accounting policy for this item. For the year ended December 31, 2017, the Company did not record a tax charge and tax incurred in future periods related to global intangible low-tax income will be recorded in the period incurred.

•
Compensation and Fringe Benefits - U.S. Tax Reform limits certain employer deductions for fringe benefit and related expenses and also repeals the exception allowing the deduction of certain performance-based compensation paid to certain senior executives. The Company has recorded an $8 million tax charge, included within the deferred tax revaluation.

•
Alternative Minimum Tax Credits - U.S. Tax Reform eliminates the corporate alternative minimum tax and allows for minimum tax credit carryforwards to be used to offset future regular tax or to be refunded over the next few years. However, pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, as amended, refund payments issued for corporations claiming refundable prior year alternative minimum tax credits are subject to a sequestration rate of 6.6%. The application of this fee to refunds in future years is subject to further guidance. Additionally, the sequestration reduction rate in effect at the time is subject to uncertainty. The Company has recorded a $7 million tax charge included within the deferred tax revaluation.

•
Tax Credit Partnerships - Certain tax credit partnership investments derive returns in part from income tax credits. The Company recognizes changes in tax attributes at the partnership level when reported by the investee in its financial information. U.S. Tax Reform may impact the tax attributes of tax credit partnerships. However, investee financial information is not yet available to enable the Company to determine the impacts of U.S. Tax Reform. Accordingly, the Company has applied prior law to these equity method investments in accordance with SAB 118. During the one year measurement period under SAB 118, the impacts of U.S. Tax Reform will be recognized as the investee financial information is made available.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The provision for income tax was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Current:
Federal	$1,511	$675	$1,384
State and local	4	5	20
Foreign	14	40	36
Subtotal	1,529	720	1,440
Deferred:
Federal	(2,099)	(539)	296
Foreign	9	18	27
Subtotal	(2,090)	(521)	323
Provision for income tax expense (benefit)	$(561)	$199	$1,763

The Company’s income (loss) before income tax expense (benefit) from domestic and foreign operations was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Income (loss):
Domestic	$4,045	$2,379	$4,409
Foreign	(1,079)	(438)	72
Total	$2,966	$1,941	$4,481
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Tax provision at U.S. statutory rate	$1,039	$679	$1,569
Tax effect of:
Dividend received deduction	(65)	(79)	(82)
Tax-exempt income	(49)	(38)	(24)
Prior year tax (1)	(29)	(33)	558
Low income housing tax credits	(278)	(270)	(221)
Other tax credits	(101)	(98)	(68)
Foreign tax rate differential	—	1	(4)
Change in valuation allowance	—	(1)	(1)
U.S. Tax Reform impact (2)	(1,089)	—	—
Other, net	11	38	36
Provision for income tax expense (benefit)	$(561)	$199	$1,763
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

(1)	As discussed further below, for the year ended December 31, 2015, prior year tax includes a $557 million non-cash charge related to an uncertain tax position.

(2)	U.S. Tax Reform impact of ($1.1) billion excludes ($23) million of tax provision at the U.S. statutory rate for a total tax reform benefit of ($1.1) billion.
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2017	2016
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,361	$292
Net operating loss carryforwards	23	27
Employee benefits	595	828
Tax credit carryforwards	1,127	947
Litigation-related and government mandated	117	212
Other	437	460
Total gross deferred income tax assets	3,660	2,766
Less: Valuation allowance	20	20
Total net deferred income tax assets	3,640	2,746
Deferred income tax liabilities:
Investments, including derivatives	1,989	1,234
Intangibles	32	53
DAC	673	1,150
Net unrealized investment gains	2,313	2,693
Other	2	1
Total deferred income tax liabilities	5,009	5,131
Net deferred income tax asset (liability)	$(1,369)	$(2,385)
The Company has not recorded an additional valuation allowance benefit or charge related to certain state net operating loss carryforwards for the year ended December 31, 2017. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain state net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The following table sets forth the domestic and state net operating loss carryforwards for tax purposes at December 31, 2017.

	Net Operating Loss Carryforwards
	Domestic	State
	(In millions)
Expiration:
2018-2022	$—	$49
2023-2027	—	64
2028-2032	—	13
2033-2037	12	2
Indefinite	—	—
	$12	$128
The following table sets forth the general business credits, foreign tax credits, and other credit carryforwards for tax purposes at December 31, 2017.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits	Other
	(In millions)
Expiration:
2018-2022	$—	$10	$—
2023-2027	—	88	—
2028-2032	232	—	—
2033-2037	832	—	—
Indefinite	—	—	194
	$1,064	$98	$194
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due from affiliates included $203 million and $60 million for the years ended December 31, 2017 and 2016, respectively.
The Company files income tax returns with the U.S. federal government and various state and local jurisdictions, as well as foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2007, except for i) 2000 through 2002 where the IRS disallowance relates to certain tax credits claimed, for which in April 2015, the Company received a Statutory Notice of Deficiency (the “Notice”) and paid the tax thereon in September 2015 (see note (1) below); and ii) 2003 through 2006, where the IRS disallowance relates predominantly to certain tax credits claimed and the Company is engaged with IRS Appeals. Management believes it has established adequate tax liabilities and final resolution for the years 2000 through 2006 is not expected to have a material impact on the Company’s consolidated financial statements. The IRS audit cycle for the years 2007-2009, which began in December of 2015, is scheduled to conclude in 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The Company’s liability for unrecognized tax benefits may increase or decrease in the next 12 months. For example, federal tax legislation could impact unrecognized tax benefits. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Balance at January 1,	$931	$1,075	$546
Additions for tax positions of prior years (1)	—	7	558
Reductions for tax positions of prior years (2)	(38)	(109)	—
Additions for tax positions of current year	4	6	4
Reductions for tax positions of current year	(1)	—	—
Settlements with tax authorities	(6)	(48)	(33)
Balance at December 31,	$890	$931	$1,075
Unrecognized tax benefits that, if recognized would impact the effective rate	$890	$931	$1,060
__________________

(1)
The significant increase in 2015 is related to a non-cash charge the Company recorded to net income of $792 million, net of tax. The charge was related to an uncertain tax position and was comprised of a $557 million charge included in provision for income tax expense (benefit) and a $362 million ($235 million, net of tax) charge included in other expenses. This charge is the result of the Company’s consideration of certain decisions of the U.S. Court of Appeals for the Second Circuit upholding the disallowance of foreign tax credits claimed by other corporate entities not affiliated with the Company. The Company’s action relates to tax years from 2000 to 2009, during which MLIC held non-U.S. investments in support of its life insurance business through a United Kingdom investment subsidiary that was structured as a joint venture at the time.

(2)	Included for 2016 is the impact of the dividend by Metropolitan Life Insurance Company of all of the issued and outstanding shares of common stock of each of NELICO and GALIC to MetLife, Inc.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Interest recognized on the consolidated statements of operations (1)	$47	$(33)	$382

		December 31,
		2017	2016
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$653	$606
__________________

(1)	The significant increase in 2015 is related to the non-cash charge discussed above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The Company had no penalties for the years ended December 31, 2017, 2016 and 2015.
There has been no change in the Company’s position on the disallowance of its foreign tax credits by the IRS. The Company continues to contest the disallowance of these foreign tax credits by the IRS as management believes the facts strongly support the Company’s position. The Company will defend its position vigorously and does not expect any additional charges related to this matter.
Also related to the aforementioned foreign tax credit matter, on April 9, 2015, the IRS issued the Notice to the Company. The Notice asserted that the Company owes additional taxes and interest for 2000 through 2002 primarily due to the disallowance of foreign tax credits. The transactions that are the subject of the Notice continue through 2009, and it is likely that the IRS will seek to challenge these later periods. On September 18, 2015, the Company paid the assessed tax and interest of $444 million for 2000 through 2002. On November 19, 2015, $9 million of this amount was refunded from the IRS as an overpayment of interest. On May 30, 2017, the Company filed a claim for refund with the IRS for the remaining tax and interest.
Prior to U.S. Tax Reform, the DRD related to variable life insurance and annuity contracts was generally based on a company specific percentage referred to as the company’s share. The calculation of this amount was subject to significant dispute between taxpayers and the IRS. U.S. Tax Reform eliminated this dispute by fixing the calculation to a specific percentage subsequent to 2017.
For the years ended December 31, 2017, 2016 and 2015, the Company recognized an income tax benefit of $60 million, $75 million and $76 million, respectively, related to the separate account DRD. The 2017 benefit included an expense of $1 million related to a true-up of the 2016 tax return.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2017. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2017, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $325 million.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2017	2016	2015
	(In millions, except number of claims)
Asbestos personal injury claims at year end	62,930	67,223	67,787
Number of new claims during the year	3,514	4,146	3,856
Settlement payments during the year (1)	$48.6	$50.2	$56.1
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through December 31, 2017. Metropolitan Life Insurance Company increased its recorded liability for asbestos-related claims to $551 million at December 31, 2017.
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
Unclaimed Property Litigation
Alleging that MetLife, Inc., Metropolitan Life Insurance Company, and several other insurance companies violated the New York False Claims Act (the “Act”) by filing false unclaimed property reports from 1986 to 2017 with New York to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualization in the late 1990s, Total Asset Recovery Services (“The Relator”) has brought an action under the qui tam provision of the Act on behalf of itself and New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator seeks treble damages and other relief. The Company intends to defend this action vigorously.
Total Control Accounts Litigation
Metropolitan Life Insurance Company is a defendant in a lawsuit related to its use of retained asset accounts, known as TCAs, as a settlement option for death benefits.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of all persons for whom Metropolitan Life Insurance Company established a TCA, to pay death benefits under an ERISA plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied Metropolitan Life Insurance Company’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. The Company intends to defend this action vigorously.
Inquiries into Pension Benefits
The Company informed its primary state regulator, the New York State Department of Financial Services (“NYDFS”), about its practices in connection with the payment of certain pension benefits to annuitants and related matters. The NYDFS is examining the issue. The Division of Enforcement of the SEC is also investigating this matter and several additional regulators, including, but not limited to, the Massachusetts Securities Division, have made inquiries into these practices, including as to related disclosures. It is possible that other jurisdictions may pursue similar investigations or inquiries. On February 13, 2018, the Company announced that in connection with a review of practices and procedures used to estimate reserves related to certain RIS group annuitants who have been unresponsive or missing over time, the Company had identified a material weakness in its internal control over financial reporting related to certain RIS group annuity reserves. In conjunction with the material weakness, the Company increased reserves by $510 million pre-tax to reinstate reserves previously released, and to reflect accrued interest and other related liabilities. See Note 1.
The Company is exposed to regulatory investigations, and could be exposed to additional legal actions. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws or regulations. The Company could incur significant costs in connection with these actions. The Company’s increase in reserves does not reflect, and the Company has not recorded an accrual for, any such potential amounts. An estimate of the possible loss or range of loss cannot be made at this time.
Other Litigation
Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of Metropolitan Life Insurance Company’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that Metropolitan Life Insurance Company remains liable for “market conduct claims” related to certain individual life insurance policies sold by Metropolitan Life Insurance Company that were subsequently transferred to Sun Life. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted Metropolitan Life Insurance Company’s motion for summary judgment. Both parties agreed to consider the indemnity claim through arbitration. In September 2010, Sun Life notified Metropolitan Life Insurance Company that a purported class action lawsuit was filed against Sun Life in Toronto alleging sales practices claims regarding the policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. On August 30, 2011, Sun Life notified Metropolitan Life Insurance Company that another purported class action lawsuit was filed against Sun Life in Vancouver, BC alleging sales practices claims regarding certain of the same policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. Sun Life contends that Metropolitan Life Insurance Company is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. These sales practices cases against Sun Life are ongoing.

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
Martin v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by Metropolitan Life Insurance Company in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that Metropolitan Life Insurance Company has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiffs assert causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiffs seek declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted Metropolitan Life Insurance Company’s motion to dismiss. Plaintiffs have appealed this ruling.
Lau v. Metropolitan Life Insurance Company (S.D.N.Y. filed, December 3, 2015)
This putative class action lawsuit was filed by a single defined contribution plan participant on behalf of all ERISA plans whose assets were invested in Metropolitan Life Insurance Company’s “Group Annuity Contract Stable Value Funds” within the past six years. The suit alleges breaches of fiduciary duty under ERISA and challenges the “spread” with respect to the stable value fund group annuity products sold to retirement plans. The allegations focus on the methodology Metropolitan Life Insurance Company uses to establish and reset the crediting rate, the terms under which plan participants are permitted to transfer funds from a stable value option to another investment option, the procedures followed if an employer terminates a contract, and the level of disclosure provided. Plaintiff seeks declaratory and injunctive relief, as well as damages in an unspecified amount. The parties have settled and the court has dismissed the action.
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on Metropolitan Life Insurance Company’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to Metropolitan Life Insurance Company’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages as well as recessionary and injunctive relief. On April 12, 2017, the court granted Metropolitan Life Insurance Company’s motion, dismissing the action with prejudice. Plaintiff appealed this ruling to the United States Court of Appeals for the Seventh Circuit and on February 6, 2018, the Seventh Circuit reversed and remanded for further proceedings, ruling that plaintiff is entitled to relief on her contract claim.
Miller, et al. v. MetLife, Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiffs filed this putative class action against MetLife, Inc. and Metropolitan Life Insurance Company in the U.S. District Court for the Central District of California, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy with a Group Variable Universal Life policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On September 25, 2017, plaintiffs dismissed the action and refiled the complaint in U.S. District Court for the Southern District of New York. On November 9, 2017, plaintiffs dismissed MetLife, Inc. without prejudice from the action. Metropolitan Life Insurance Company intends to defend this action vigorously.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2017	2016
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$51	$24
Premium tax offsets currently available for paid assessments	49	32
Total	$100	$56
Other Liabilities:
Insolvency assessments	$66	$37
Commitments
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space, information technology, aircrafts and other equipment. Future minimum gross rental payments relating to these lease arrangements are as follows:

Amount
(In millions)
2018	$144
2019	130
2020	134
2021	132
2022	130
Thereafter	673
Total	$1,343
In 2017, the Company assigned certain leases to an affiliate, effective January 1, 2018. The future minimum gross rental payments associated with those leases have been omitted from the above table. The Company, as assignor, remains liable under the leases to the extent that the affiliate, as assignee, cannot meet any obligations.
Total minimum rental payments to be received in the future under non-cancelable subleases were $546 million as of December 31, 2017. Operating lease expense was $187 million, $204 million, and $191 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.3 billion and $3.9 billion at December 31, 2017 and 2016, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $3.9 billion and $4.2 billion at December 31, 2017 and 2016, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $127 million, with a cumulative maximum of $407 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $4 million and $5 million at December 31, 2017 and 2016, respectively, for indemnities, guarantees and commitments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

17. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2017 and 2016 are summarized in the table below:

	Three Months Ended
	March 31,			June 30,			September 30,			December 31,
	As Previously Reported	Revisions (1)	As Revised	As Previously Reported	Revisions (1)	As Revised	As Previously Reported	Revisions (1)	As Revised	As Previously Reported	Revisions (1)	As Revised
	(In millions)
2017
Total revenues	$8,645	$—	$8,645	$9,342	$—	$9,342	$10,286	$—	$10,286	$8,952	$—	$8,952
Total expenses	$7,972	$6	$7,978	$8,528	$6	$8,534	$9,356	$55	$9,411	$8,336	$—	$8,336
Net income (loss)	$551	$(4)	$547	$648	$(4)	$644	$743	$(35)	$708	$1,628	$—	$1,628
Less: Net income (loss) attributable to noncontrolling interests	$1	$—	$1	$2	$—	$2	$5	$—	$5	$(6)	$—	$(6)
Net income (loss) attributable to Metropolitan Life Insurance Company	$550	$(4)	$546	$646	$(4)	$642	$738	$(35)	$703	$1,634	$—	$1,634
2016
Total revenues	$8,794	$—	$8,794	$9,082	$—	$9,082	$9,876	$—	$9,876	$8,738	$—	$8,738
Total expenses	$8,196	$9	$8,205	$8,749	$4	$8,753	$9,123	$3	$9,126	$8,459	$6	$8,465
Net income (loss)	$496	$(6)	$490	$326	$(3)	$323	$630	$(2)	$628	$304	$(3)	$301
Less: Net income (loss) attributable to noncontrolling interests	$—	$—	$—	$(2)	$—	$(2)	$(7)	$—	$(7)	$1	$—	$1
Net income (loss) attributable to Metropolitan Life Insurance Company	$496	$(6)	$490	$328	$(3)	$325	$637	$(2)	$635	$303	$(3)	$300
__________________

(1)	See Note 1 for information on prior period revisions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

18. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. For certain agreements, charges are based on various performance measures or activity-based costing. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $2.2 billion, $2.1 billion and $2.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Revenues received from affiliates related to these agreements, recorded in universal life and investment-type product policy fees, were $93 million, $138 million and $135 million for the years ended December 31, 2017, 2016 and 2015, respectively. Revenues received from affiliates related to these agreements, recorded in other revenues, were $141 million, $113 million and $151 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $1.4 billion for the year ended December 31, 2017 and $1.5 billion for both of the years ended December 31, 2016, and 2015, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $205 million and $165 million at December 31, 2017 and 2016, respectively.
See Notes 6, 8, 11, 12 and 14 for additional information on related party transactions.
Sales Distribution Services
In July 2016, MetLife, Inc. completed the U.S. Retail Advisor Force Divestiture. MassMutual assumed all of the liabilities related to such assets and that arise or occur after the closing of the sale.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2017
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency securities	$35,021	$38,545	$38,545
Public utilities	6,721	7,626	7,626
State and political subdivision securities	6,310	7,551	7,551
Foreign government securities	3,887	4,502	4,502
All other corporate bonds	70,159	75,178	75,178
Total bonds	122,098	133,402	133,402
Mortgage-backed and asset-backed securities	34,933	35,988	35,988
Redeemable preferred stock	778	882	882
Total fixed maturity securities	157,809	170,272	170,272
Equity securities:
Common stock:
Industrial, miscellaneous and all other	1,128	1,181	1,181
Public utilities	62	70	70
Non-redeemable preferred stock	389	407	407
Total equity securities	1,579	1,658	1,658
Mortgage loans	58,459		58,459
Policy loans	6,006		6,006
Real estate and real estate joint ventures	6,612		6,612
Real estate acquired in satisfaction of debt	44		44
Other limited partnership interests	3,991		3,991
Short-term investments	3,155		3,155
Other invested assets	14,911		14,911
Total investments	$252,566		$265,108
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2017, 2016 and 2015
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2017
U.S.	$413	$61,665	$69,559	$—	$165	$23
MetLife Holdings	3,930	66,753	24,380	499	162	179
Corporate & Other	5	294	—	—	—	—
Total	$4,348	$128,712	$93,939	$499	$327	$202
2016
U.S.	$421	$58,234	$66,643	$—	$133	$30
MetLife Holdings	4,317	65,982	25,823	510	167	182
Corporate & Other	5	337	—	—	—	—
Total	$4,743	$124,553	$92,466	$510	$300	$212
2015
U.S.	$418	$56,429	$63,716	$—	$136	$33
MetLife Holdings	5,000	70,276	29,827	621	171	201
Corporate & Other	625	1,506	877	3	1	321
Total	$6,043	$128,211	$94,420	$624	$308	$555
______________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
December 31, 2017, 2016 and 2015
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2017
U.S.	$20,500	$6,012	$22,019	$56	$2,680
MetLife Holdings	4,643	4,758	6,004	185	2,293
Corporate & Other	9	(257)	4	—	1,018
Total	$25,152	$10,513	$28,027	$241	$5,991
2016
U.S.	$18,909	$5,811	$20,263	$56	$2,721
MetLife Holdings	5,739	5,355	7,128	342	2,797
Corporate & Other	287	(83)	155	43	1,044
Total	$24,935	$11,083	$27,546	$441	$6,562
2015
U.S.	$18,281	$5,848	$19,613	$59	$2,658
MetLife Holdings	5,910	5,601	6,951	631	2,678
Corporate & Other	327	90	166	52	1,444
Total	$24,518	$11,539	$26,730	$742	$6,780
______________

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2017, 2016 and 2015
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2017
Life insurance in-force	$3,377,964	$266,895	$490,033	$3,601,102	13.6%
Insurance premium
Life insurance (1)	$16,022	$1,132	$1,097	$15,987	6.9%
Accident & health insurance	7,040	121	19	6,938	0.3%
Total insurance premium	$23,062	$1,253	$1,116	$22,925	4.9%
2016
Life insurance in-force	$3,013,618	$277,693	$777,037	$3,512,962	22.1%
Insurance premium
Life insurance (1)	$14,931	$1,101	$1,668	$15,498	10.8%
Accident & health insurance	7,000	124	19	6,895	0.3%
Total insurance premium	$21,931	$1,225	$1,687	$22,393	7.5%
2015
Life insurance in-force	$3,035,399	$361,355	$811,435	$3,485,479	23.3%
Insurance premium
Life insurance (1)	$14,449	$1,143	$1,638	$14,944	11.0%
Accident & health insurance	7,048	99	41	6,990	0.6%
Total insurance premium	$21,497	$1,242	$1,679	$21,934	7.7%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2017, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $16.2 billion and $1.3 billion, respectively, and life insurance premiums of $132 million and $122 million, respectively. For the year ended December 31, 2016, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $17.6 billion and $258.3 billion, respectively, and life insurance premiums of $45 million and $727 million, respectively. For the year ended December 31, 2015, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $23.1 billion and $276.7 billion, respectively, and life insurance premiums of $40 million and $701 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Overview
Based on the Company’s internal review, Metropolitan Life Insurance Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) identified a material weakness in the design and operation of its internal control over financial reporting. Management concluded that the Company has not maintained effective controls over the administrative and accounting practices relating to certain RIS group annuity reserves and the timely communication and escalation of issues regarding those reserves throughout the Company. Management identified an error in the reserve balance in connection with this material weakness. For more information on the reserve adjustment, see Note 1 of the Notes to the Consolidated Financial Statements.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to Company management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Company management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the CEO and CFO concluded that the disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with GAAP.
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Solely because of the material weakness in internal control over financial reporting described below, in the opinion of management, Metropolitan Life Insurance Company did not maintain effective internal control over financial reporting as of December 31, 2017.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Identification of the Material Weakness in Internal Control over Financial Reporting
The Company has identified the following deficiencies in the principles associated with both the control activities and information and communication components of the COSO framework:

•
Ineffective design and operating effectiveness of the controls related to processes and procedures for identifying unresponsive and missing group annuity annuitants and pension beneficiaries (Control Activities); and

•	Ineffective design and operating effectiveness of the controls intended to ensure timely communication and escalation of the issue throughout the Company. (Information & Communication).
These deficiencies, if not effectively remediated, could result in unprevented and undetected misstatements of accounts or disclosures related to liabilities for certain RIS group annuity contracts. Such misstatements could result in a material misstatement of the annual or interim consolidated financial statements.
Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Steps to Address the Material Weakness
Although the Company’s remediation plan remains under development, the Company has begun remediation efforts and will continue initiatives to implement, document, and communicate policies, procedures, and internal controls. The Company’s remediation of the identified material weakness and strengthening of its internal control environment will require a substantial effort in 2018.
The following remediation activities highlight the Company’s commitment to remediating its identified material weakness:

•
The Company is implementing immediate changes to its administrative and accounting procedures and search practices to identify, contact, and record responses from “unresponsive and missing” plan annuitants and to otherwise locate missing annuitants.

•	The Company is reviewing its practices regarding timely communication and escalation of issues throughout the Company.

•
The Company will engage third party advisors to undertake a comprehensive examination and analysis of the facts and circumstances giving rise to the material weakness, under the supervision of MetLife, Inc.’s Chief Risk Officer.

The Company will make further changes and improve its internal control over financial reporting following management’s review and development of the complete remediation plan for the material weakness that is responsive to the findings of the examinations.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Deloitte & Touche LLP (“Deloitte”), the independent auditor of MetLife, Inc., has served as the independent auditor of the Company since at least 1968, but the specific year of its commencement of service to the Company has not been determined. Its long-term knowledge of the MetLife group of companies, combined with its insurance industry expertise and global presence, has enabled it to carry out its audits of the Company’s financial statements with effectiveness and efficiency. Deloitte is a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Rules of the PCAOB.
Independent Auditor’s Fees for 2017 and 2016
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2017 and 2016. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2017	2016
	($ in millions)
Audit fees (1)	$43.9	$44.7
Audit-related fees (2)	$10.3	$10.9
Tax fees (3)	$2.7	$1.4
All other fees (4)	$0.9	$0.9
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

(3)
Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of advisory services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities. In 2017, tax compliance and tax preparation fees total $1.1 million and tax advisory fees total $1.6 million and in 2016, tax compliance and tax preparation fees total $1.3 million and tax advisory fees total $0.1 million.

(4)	Fees for other types of permitted services, including employee benefit advisory services, risk and other consulting services, financial advisory services and valuation services.

Approval of Fees
The Audit Committee approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that MetLife expects to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by MetLife’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
The Audit Committee is responsible for approving fees for the audit and for any audit-related, tax or other permitted non-audit services. If the audit, audit-related, tax and other permitted non-audit fees for a particular period or service exceed the amounts previously approved, the Audit Committee determines whether or not to approve the additional fees.
Under current legal requirements, the lead or concurring audit partner for MetLife may not serve in that role for more than five consecutive fiscal years, and the Audit Committee ensures the regular rotation of the audit engagement team partners as required by law. The Chair of the Audit Committee is actively involved in the selection process for the lead and concurring partners.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 94.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 94.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 248.
Item 16. Form 10-K Summary
None.

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

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization of Metropolitan Life Insurance Company dated September 28, 1999.	S-1	333-91517	2.1	23-Nov-99
2.2	Amendment to Plan of Reorganization of Metropolitan Life Insurance Company, dated March 9, 2000.	S-1/A	333-91517	2.2	29-Mar-00
3.1	Amended and Restated Charter of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.2	19-May-16
3.2	Amended and Restated By-Laws of Metropolitan Life Insurance Company, effective May 16, 2016	8-K	000-55029	3.4	19-May-16
10.1	Five-Year Credit Agreement, dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, amending and restating (i) the Five-Year Credit Agreement, dated as of August 12, 2011, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto and (ii) the Five-Year Credit Agreement dated as of September 13, 2012 among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto	8-K	001-15787	10.1	4-Jun-14
10.2	First Amendment dated as of November 20, 2015 to the Five-Year Credit Agreement dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as Borrowers, Bank of America, N.A., as Administrative Agent, Fronting L/C Issuer, Several L/C Agent and a Limited Fronting Lender, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Fronting L/C Issuers and Limited Fronting Lenders, and the other Lenders party thereto.	8-K	001-15787	10.1	24-Nov-15
10.3	Second Amendment dated December 20, 2016 to the Five-Year Credit Agreement, dated as of May 30, 2014, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto, providing for the amendment and restatement of such Credit Agreement.	8-K	001-15787	10.1	21-Dec-16

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

23.1	Consent of Deloitte & Touche LLP.					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 19, 2018

METROPOLITAN LIFE INSURANCE COMPANY

By		/s/ Steven A. Kandarian
	Name:	Steven A. Kandarian
	Title:	Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 19, 2018
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	March 19, 2018
Carlos M. Gutierrez

Director
Gerald L. Hassell

/s/ David L. Herzog	Director	March 19, 2018
David L. Herzog

/s/ R. Glenn Hubbard	Director	March 19, 2018
R. Glenn Hubbard

/s/ Alfred F. Kelly, Jr.	Director	March 19, 2018
Alfred F. Kelly, Jr.

/s/ Edward J. Kelly, III	Director	March 19, 2018
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 19, 2018
William E. Kennard

/s/ James M. Kilts	Director	March 19, 2018
James M. Kilts

/s/ Catherine R. Kinney	Director	March 19, 2018
Catherine R. Kinney

/s/ Denise M. Morrison	Director	March 19, 2018
Denise M. Morrison

Signature	Title	Date

/s/ Steven A. Kandarian	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 19, 2018
Steven A. Kandarian

/s/ John C. R. Hele	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 19, 2018
John C. R. Hele

/s/ William O’Donnell	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 19, 2018
William O’Donnell