Form 10-Q
period 2018-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2018-05-10
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 10, 2018, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will be,” “will not,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
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

Note Regarding Reliance on Statements in Our Contracts
See “Exhibits — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $154,301 and $157,809, respectively)	$163,254	$170,272
Equity securities, at estimated fair value	882	1,658
Mortgage loans (net of valuation allowances of $281 and $271, respectively; includes $438 and $520, respectively, under the fair value option)	60,215	58,459
Policy loans	6,009	6,006
Real estate and real estate joint ventures (includes $1,331 and $1,077, respectively, relating to variable interest entities; includes $616 and $25, respectively, of real estate held-for-sale)	6,685	6,656
Other limited partnership interests	4,066	3,991
Short-term investments, principally at estimated fair value	3,391	3,155
Other invested assets (includes $129 and $131, respectively, relating to variable interest entities)	14,946	14,911
Total investments	259,448	265,108
Cash and cash equivalents, principally at estimated fair value (includes $7 and $12, respectively, relating to variable interest entities)	4,735	5,069
Accrued investment income	2,024	2,042
Premiums, reinsurance and other receivables (includes $2 and $3, respectively, relating to variable interest entities)	22,161	22,098
Deferred policy acquisition costs and value of business acquired	4,473	4,348
Current income tax recoverable	44	64
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	4,887	4,741
Separate account assets	124,847	130,825
Total assets	$422,619	$434,295
Liabilities and Equity
Liabilities
Future policy benefits	$119,129	$119,415
Policyholder account balances	92,951	93,939
Other policy-related balances	7,146	7,176
Policyholder dividends payable	525	499
Policyholder dividend obligation	1,277	2,121
Payables for collateral under securities loaned and other transactions	19,490	19,871
Short-term debt	243	243
Long-term debt (includes $5 and $6, respectively, at estimated fair value, relating to variable interest entities)	1,650	1,667
Deferred income tax liability	768	1,369
Other liabilities (includes $2 and $3, respectively, relating to variable interest entities)	27,460	27,409
Separate account liabilities	124,847	130,825
Total liabilities	395,486	404,534
Contingencies, Commitments and Guarantees (Note 12)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,151	14,150
Retained earnings	8,787	10,035
Accumulated other comprehensive income (loss)	3,985	5,428
Total Metropolitan Life Insurance Company stockholder’s equity	26,928	29,618
Noncontrolling interests	205	143
Total equity	27,133	29,761
Total liabilities and equity	$422,619	$434,295
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Revenues
Premiums	$4,949	$5,181
Universal life and investment-type product policy fees	531	588
Net investment income	2,701	2,672
Other revenues	401	398
Net investment gains (losses)	(196)	(43)
Net derivative gains (losses)	60	(151)
Total revenues	8,446	8,645
Expenses
Policyholder benefits and claims	5,514	5,841
Interest credited to policyholder account balances	581	542
Policyholder dividends	262	281
Other expenses	1,354	1,314
Total expenses	7,711	7,978
Income (loss) before provision for income tax	735	667
Provision for income tax expense (benefit)	63	120
Net income (loss)	672	547
Less: Net income (loss) attributable to noncontrolling interests	3	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$669	$546
Comprehensive income (loss)	$(1,695)	$1,061
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	3	1
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(1,698)	$1,060
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$5	$14,150	$10,035	$5,428	$29,618	$143	$29,761
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			(917)	924	7		7
Balance at January 1, 2018	5	14,150	9,118	6,352	29,625	143	29,768
Capital contributions from MetLife, Inc.		1			1		1
Dividends paid to MetLife, Inc.			(1,000)		(1,000)		(1,000)
Change in equity of noncontrolling interests					—	59	59
Net income (loss)			669		669	3	672
Other comprehensive income (loss), net of income tax				(2,367)	(2,367)		(2,367)
Balance at March 31, 2018	$5	$14,151	$8,787	$3,985	$26,928	$205	$27,133

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$5	$14,413	$9,250	$3,119	$26,787	$190	$26,977
Prior period revisions (Note 1)			(217)		(217)		(217)
Balance at December 31, 2016	5	14,413	9,033	3,119	26,570	190	26,760
Capital contributions from MetLife, Inc.		1			1		1
Returns of capital		(5)			(5)		(5)
Purchase of operating joint venture interest from an affiliate (Note 5)		(249)			(249)		(249)
Change in equity of noncontrolling interests					—	4	4
Net income (loss)			546		546	1	547
Other comprehensive income (loss), net of income tax				514	514		514
Balance at March 31, 2017	$5	$14,160	$9,579	$3,633	$27,377	$195	$27,572
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$510	$800
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	16,447	12,770
Equity securities	63	60
Mortgage loans	1,955	1,505
Real estate and real estate joint ventures	125	27
Other limited partnership interests	90	193
Purchases of:
Fixed maturity securities	(12,322)	(13,366)
Equity securities	(62)	(15)
Mortgage loans	(3,342)	(2,320)
Real estate and real estate joint ventures	(164)	(246)
Other limited partnership interests	(154)	(159)
Cash received in connection with freestanding derivatives	919	699
Cash paid in connection with freestanding derivatives	(1,316)	(790)
Net change in policy loans	(3)	(7)
Net change in short-term investments	(206)	(2,079)
Net change in other invested assets	(44)	(78)
Net change in property, equipment and leasehold improvements	(23)	(71)
Net cash provided by (used in) investing activities	1,963	(3,877)
Cash flows from financing activities
Policyholder account balances:
Deposits	20,232	16,403
Withdrawals	(21,647)	(15,807)
Net change in payables for collateral under securities loaned and other transactions	(381)	295
Long-term debt issued	14	—
Long-term debt repaid	(32)	(13)
Financing element on certain derivative instruments and other derivative related transactions, net	(51)	(298)
Dividends paid to MetLife, Inc.	(1,000)	—
Returns of capital	—	(5)
Other, net	58	3
Net cash provided by (used in) financing activities	(2,807)	578
Change in cash and cash equivalents	(334)	(2,499)
Cash and cash equivalents, beginning of period	5,069	5,714
Cash and cash equivalents, end of period	$4,735	$3,215
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$11	$11
Income tax	$2	$14
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$1
Purchase of operating joint venture interest from an affiliate (Note 5)	$—	$249
Transfer of fixed maturity securities from affiliates	$—	$292
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
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. Subsequent to the adoption of guidance relating to the recognition and measurement of financial instruments on January 1, 2018, the Company accounts for interests in unconsolidated entities that are not accounted for under the equity method, at estimated fair value. Such investments were previously accounted for under the cost method of accounting. See “— Adoption of New Accounting Pronouncements.”
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2018 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
Revisions
As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), the Company made adjustments for group annuity reserves for which amounts previously reported have been immaterially restated. In addition, the Company has corrected other unrelated immaterial errors which were previously recorded in the periods the Company identified them.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The impact of the revisions is shown in the tables below:

	Three Months Ended March 31,
	2017
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	As Previously Reported	Revisions	As Revised
	(In millions)
Expenses
Policyholder benefits and claims	$5,835	$6	$5,841
Total expenses	$7,972	$6	$7,978
Income (loss) before provision for income tax	$673	$(6)	$667
Provision for income tax expense (benefit)	$122	$(2)	$120
Net income (loss)	$551	$(4)	$547
Net income (loss) attributable to Metropolitan Life Insurance Company	$550	$(4)	$546
Comprehensive income (loss)	$1,065	$(4)	$1,061
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,064	$(4)	$1,060

Interim Condensed Consolidated Statements of Equity	As Previously Reported	Revisions	As Revised
	(In millions)
Retained Earnings
Balance at December 31, 2016	$9,250	$(217)	$9,033
Net income (loss)	$550	$(4)	$546
Balance at March 31, 2017	$9,800	$(221)	$9,579
Total Metropolitan Life Insurance Company Stockholder’s Equity
Balance at December 31, 2016	$26,787	$(217)	$26,570
Balance at March 31, 2017	$27,598	$(221)	$27,377
Total Equity
Balance at December 31, 2016	$26,977	$(217)	$26,760
Balance at March 31, 2017	$27,793	$(221)	$27,572
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 consolidated balance sheet data was derived from audited consolidated financial statements included in the 2017 Annual Report, which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2017 Annual Report.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Effective January 1, 2018, the Company early adopted guidance relating to income taxes. The new guidance was applied in the period of adoption. Current GAAP guidance requires that the effect of a change in tax laws or rates on deferred tax liabilities or assets to be included in income from continuing operations in the reporting period that includes the enactment date, even if the related income tax effects were originally charged or credited directly to accumulated other comprehensive income (“AOCI”). The Company’s accounting policy for the release of stranded tax effects in AOCI is on an aggregate portfolio basis. The new guidance allows a reclassification of AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). Due to U.S. Tax Reform and the change in corporate tax rates, at December 22, 2017, the Company reported stranded tax effects in AOCI related to unrealized gains and losses on available-for-sale (“AFS”) securities, cumulative foreign translation adjustments and deferred costs on pension benefit plans. With the adoption of the guidance, the Company released these stranded tax effects in AOCI resulting in a decrease to retained earnings as of January 1, 2018 of $1.0 billion with a corresponding increase to AOCI.
Effective January 1, 2018 the Company retrospectively adopted guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement to present the other components of net periodic benefit cost must be disclosed. In addition, the guidance allows only the service cost component to be eligible for capitalization when applicable. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2018, the Company adopted, using a modified retrospective approach, guidance relating to de-recognition of nonfinancial assets. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The new guidance also adds guidance for partial sales of nonfinancial assets. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2018, the Company retrospectively adopted guidance relating to restricted cash. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, the new guidance requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance does not provide a definition of restricted cash or restricted cash equivalents. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2018, the Company adopted, using a modified retrospective approach, guidance relating to tax accounting for intra-entity transfers of assets. Prior guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2018, the Company retrospectively adopted guidance relating to cash flow statement presentation. The new guidance addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2018, the Company adopted, using a modified retrospective approach, guidance relating to recognition and measurement of financial instruments. The guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Effective January 1, 2018, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. Additionally, there will no longer be a requirement to assess equity securities for embedded derivatives requiring bifurcation. The adoption of this guidance resulted in a $101 million, net of income tax, increase to retained earnings largely offset by a decrease to AOCI that was primarily attributable to $925 million of equity securities previously classified and measured as equity securities AFS. The Company has included the required disclosures related to equity securities held at March 31, 2018 within Note 5.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2018, the Company adopted, using a modified retrospective approach, guidance relating to revenue recognition. The new guidance supersedes nearly all existing revenue recognition guidance under U.S. GAAP. However, it does not impact the accounting for insurance and investment contracts within the scope of Accounting Standards Codification Topic 944, Financial Services - Insurance, leases, financial instruments and certain guarantees. For those contracts that are impacted, the new guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
For the three months ended March 31, 2018, the Company identified $199 million of revenue streams within the scope of the guidance that are all included within other revenues on the interim condensed consolidated statements of operations and comprehensive income (loss). Such amount primarily consisted of prepaid legal plans and administrative-only contracts within the U.S. segment of $129 million, and distribution and administrative services fees within the MetLife Holdings segment of $58 million.
Substantially all of the revenue from these services is recognized over time as the applicable services are provided or are made available to the customers and control is transferred continuously. The consideration received for these services is variable and constrained to the amount not probable of a significant revenue reversal.
Other
Effective January 16, 2018, the London Clearing House (“LCH”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives, for which the LCH serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative assets by $2 million, gross derivative liabilities by $182 million, accrued investment income by $4 million and collateral receivables recorded within premiums, reinsurance and other receivables by $176 million.
Future Adoption of New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on hedging activities (Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. Early adoption is permitted. The new guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in their financial statements. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
In January 2017, the FASB issued new guidance on goodwill impairment (ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for a description of the two-step test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company expects the adoption of this new guidance will reduce the complexity involved with the evaluation of goodwill for impairment. The impact of the new guidance will depend on the outcomes of future goodwill impairment tests.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company believes that the most significant impact upon adoption will be to its mortgage loan investments. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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

•
The Retirement and Income Solutions business offers a broad range of annuity and investment products, including stable value and pension risk transfer products, institutional income annuities, tort settlements, capital market investment products, as well as postretirement benefits and company-, bank- or trust-owned life insurance.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including enterprise-wide strategic initiative restructuring charges and various start-up businesses. Additionally, Corporate & Other includes run-off businesses such as the direct to consumer portion of the U.S. Direct business. Corporate & Other also includes the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to affiliated reinsurance and intersegment loans, which bear interest rates commensurate with related borrowings.
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
The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”); and

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (iv) includes distributions of profits from certain other limited partnerships that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in fair value is recognized in net investment gains (losses) for GAAP.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”) and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2018 and 2017. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2018	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,177	$773	$(1)	$4,949	$—	$4,949
Universal life and investment-type product policy fees	253	255	—	508	23	531
Net investment income	1,593	1,204	(4)	2,793	(92)	2,701
Other revenues	196	66	139	401	—	401
Net investment gains (losses)	—	—	—	—	(196)	(196)
Net derivative gains (losses)	—	—	—	—	60	60
Total revenues	6,219	2,298	134	8,651	(205)	8,446
Expenses
Policyholder benefits and claims and policyholder dividends	4,411	1,374	(11)	5,774	2	5,776
Interest credited to policyholder account balances	394	188	—	582	(1)	581
Capitalization of DAC	(12)	2	—	(10)	—	(10)
Amortization of DAC and VOBA	17	77	—	94	(6)	88
Interest expense on debt	3	2	21	26	—	26
Other expenses	719	255	278	1,252	(2)	1,250
Total expenses	5,532	1,898	288	7,718	(7)	7,711
Provision for income tax expense (benefit)	147	77	(119)	105	(42)	63
Adjusted earnings	$540	$323	$(35)	828
Adjustments to:
Total revenues				(205)
Total expenses				7
Provision for income tax (expense) benefit				42
Net income (loss)				$672		$672

Three Months Ended March 31, 2017	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,299	$876	$6	$5,181	$—	$5,181
Universal life and investment-type product policy fees	263	301	—	564	24	588
Net investment income	1,564	1,256	(30)	2,790	(118)	2,672
Other revenues	197	54	147	398	—	398
Net investment gains (losses)	—	—	—	—	(43)	(43)
Net derivative gains (losses)	—	—	—	—	(151)	(151)
Total revenues	6,323	2,487	123	8,933	(288)	8,645
Expenses
Policyholder benefits and claims and policyholder dividends	4,581	1,473	2	6,056	66	6,122
Interest credited to policyholder account balances	348	195	—	543	(1)	542
Capitalization of DAC	(12)	(11)	—	(23)	—	(23)
Amortization of DAC and VOBA	15	132	—	147	(10)	137
Interest expense on debt	3	2	21	26	—	26
Other expenses	685	270	221	1,176	(2)	1,174
Total expenses	5,620	2,061	244	7,925	53	7,978
Provision for income tax expense (benefit)	245	135	(141)	239	(119)	120
Adjusted earnings	$458	$291	$20	769
Adjustments to:
Total revenues				(288)
Total expenses				(53)
Provision for income tax (expense) benefit				119
Net income (loss)				$547		$547

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2018	December 31, 2017
	(In millions)
U.S.	$240,152	$245,750
MetLife Holdings	158,076	163,397
Corporate & Other	24,391	25,148
Total	$422,619	$434,295
3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	March 31, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$54,211		$24,206		$56,136		$25,257
Separate account value (1)	$43,714		$23,302		$45,431		$24,336
Net amount at risk	$1,224	(3)	$307	(4)	$990	(3)	$353	(4)
Average attained age of contractholders	67 years		65 years		66 years		65 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$142		N/A		$141
Net amount at risk	N/A		$89	(5)	N/A		$92	(5)
Average attained age of contractholders	N/A		52 years		N/A		52 years

	March 31, 2018		December 31, 2017
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,708	$967	$4,679	$977
Net amount at risk (6)	$46,156	$6,603	$46,704	$6,713
Average attained age of policyholders	55 years	63 years	54 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2018	2017 (1)
	(In millions)
Balance, beginning of period	$12,090	$11,621
Less: Reinsurance recoverables	1,401	1,251
Net balance, beginning of period	10,689	10,370
Incurred related to:
Current period	4,469	4,419
Prior periods (2)	(161)	(179)
Total incurred	4,308	4,240
Paid related to:
Current period	(2,044)	(2,295)
Prior periods	(2,138)	(1,996)
Total paid	(4,182)	(4,291)
Net balance, end of period	10,815	10,319
Add: Reinsurance recoverables	1,414	1,349
Balance, end of period (included in future policy benefits and other policy-related balances)	$12,229	$11,668
__________________

(1)
As discussed in Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, at December 31, 2016, the Net balance decreased and the Reinsurance recoverables increased from those amounts previously reported. Additionally, at March 31, 2017, the Net balance decreased by $133 million and the Reinsurance recoverables increased by $146 million from those amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. These adjustments to the Net balance and the Reinsurance recoverables, at both periods, are primarily to correct for improper classification of reinsurance recoverables.

(2)
During both the three months ended March 31, 2018 and 2017, as a result of changes in estimates of insured events in the respective prior periods, the claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2018	December 31, 2017
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,285	$40,463
Other policy-related balances	213	222
Policyholder dividends payable	462	437
Policyholder dividend obligation	1,277	2,121
Other liabilities	285	212
Total closed block liabilities	42,522	43,455
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,815	27,904
Equity securities, at estimated fair value	68	70
Mortgage loans	6,040	5,878
Policy loans	4,532	4,548
Real estate and real estate joint ventures	595	613
Other invested assets	607	731
Total investments	38,657	39,744
Accrued investment income	475	477
Premiums, reinsurance and other receivables; cash and cash equivalents	208	14
Current income tax recoverable	40	35
Deferred income tax assets	23	36
Total assets designated to the closed block	39,403	40,306
Excess of closed block liabilities over assets designated to the closed block	3,119	3,149
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,711	1,863
Unrealized gains (losses) on derivatives, net of income tax	(57)	(7)
Allocated to policyholder dividend obligation, net of income tax	(1,009)	(1,379)
Total amounts included in AOCI	645	477
Maximum future earnings to be recognized from closed block assets and liabilities	$3,764	$3,626
See Note 1 for discussion of new accounting guidance related to U.S. Tax Reform.
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	(In millions)
Balance, beginning of period	$2,121	$1,931
Change in unrealized investment and derivative gains (losses)	(844)	190
Balance, end of period	$1,277	$2,121

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Revenues
Premiums	$387	$402
Net investment income	444	466
Net investment gains (losses)	(29)	(8)
Net derivative gains (losses)	(3)	(8)
Total revenues	799	852
Expenses
Policyholder benefits and claims	571	568
Policyholder dividends	244	250
Other expenses	29	32
Total expenses	844	850
Revenues, net of expenses before provision for income tax expense (benefit)	(45)	2
Provision for income tax expense (benefit)	(10)	—
Revenues, net of expenses and provision for income tax expense (benefit)	$(35)	$2
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

5. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities. Included within fixed maturity securities AFS are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Securities”).

	March 31, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$53,597	$3,738	$587	$—	$56,748	$53,291	$5,037	$238	$—	$58,090
U.S. government and agency	32,453	3,036	430	—	35,059	35,021	3,755	231	—	38,545
Foreign corporate	23,986	1,393	443	—	24,936	24,367	1,655	426	—	25,596
RMBS	21,488	918	357	(35)	22,084	21,735	1,039	181	(41)	22,634
ABS	7,562	75	10	—	7,627	7,808	73	15	—	7,866
State and political subdivision	6,330	1,094	14	—	7,410	6,310	1,245	3	1	7,551
CMBS	4,958	60	49	—	4,969	5,390	124	26	—	5,488
Foreign government	3,927	538	44	—	4,421	3,887	641	26	—	4,502
Total fixed maturity securities	$154,301	$10,852	$1,934	$(35)	$163,254	$157,809	$13,569	$1,146	$(40)	$170,272
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $23 million and $4 million, and unrealized gains (losses) of ($1) million and ($3) million at March 31, 2018 and December 31, 2017, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$7,390	$31,521	$29,596	$51,786	$34,008	$154,301
Estimated fair value	$7,371	$32,234	$30,643	$58,326	$34,680	$163,254
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position at:

	March 31, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$12,484	$349	$2,450	$238	$3,727	$57	$2,523	$181
U.S. government and agency	14,171	163	2,813	267	13,905	76	3,018	155
Foreign corporate	4,315	111	3,010	332	1,677	43	3,912	383
RMBS	8,007	165	2,945	157	3,673	30	3,332	110
ABS	1,311	6	204	4	732	3	358	12
State and political subdivision	280	8	117	6	106	1	120	3
CMBS	2,043	29	212	20	844	6	193	20
Foreign government	765	21	250	23	247	6	265	20
Total fixed maturity securities	$43,376	$852	$12,001	$1,047	$24,911	$222	$13,721	$884
Total number of securities in an unrealized loss position	3,337		1,007		1,295		1,103
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2018. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $793 billion during the three months ended March 31, 2018 to $1.9 billion. The increase in gross unrealized losses for the three months ended March 31, 2018 was primarily attributable to widening credit spreads and increases in interest rates, partially offset by strengthening foreign currencies on non-functional currency denominated fixed maturity securities.
At March 31, 2018, $76 million of the total $1.9 billion of gross unrealized losses were from 19 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $76 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $35 million, or 46%, were related to gross unrealized losses on five investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $76 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $41 million, or 54%, were related to gross unrealized losses on 14 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities are summarized as follows at:

	March 31, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Equity securities:
Common stock	$473	53.6%	$1,251	75.5%
Non-redeemable preferred stock	409	46.4	407	24.5
Total equity securities	$882	100.0%	$1,658	100.0%
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018, the Company has reclassified its investment in common stock in regional banks of the Federal Home Loan Bank (“FHLB”) system from equity securities to other invested assets. These investments are carried at redemption value and are considered restricted investments until redeemed by the respective FHLB regional banks. The carrying value of these investments at December 31, 2017 was $733 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$37,269	61.9%	$35,440	60.6%
Agricultural	12,747	21.2	12,712	21.8
Residential	10,042	16.7	10,058	17.2
Subtotal (1)	60,058	99.8	58,210	99.6
Valuation allowances	(281)	(0.5)	(271)	(0.5)
Subtotal mortgage loans, net	59,777	99.3	57,939	99.1
Residential — FVO	438	0.7	520	0.9
Total mortgage loans, net	$60,215	100.0%	$58,459	100.0%
__________________

(1)	Purchases of mortgage loans, primarily residential mortgage loans, were $288 million and $762 million for the three months ended March 31, 2018 and 2017, respectively.
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential mortgage loans — FVO is presented in Note 7. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2018
Commercial	$—	$—	$—	$—	$—	$37,269	$184	$—
Agricultural	22	21	2	101	100	12,626	38	119
Residential	—	—	—	376	339	9,703	57	339
Total	$22	$21	$2	$477	$439	$59,598	$279	$458
December 31, 2017
Commercial	$—	$—	$—	$—	$—	$35,440	$173	$—
Agricultural	22	21	2	27	27	12,664	38	46
Residential	—	—	—	358	324	9,734	58	324
Total	$22	$21	$2	$385	$351	$57,838	$269	$370

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $84 million and $331 million, respectively, for the three months ended March 31, 2018; and $12 million, $25 million and $253 million, respectively, for the three months ended March 31, 2017.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2018				2017
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$173	$40	$58	$271	$167	$38	$62	$267
Provision (release)	11	—	—	11	3	—	5	8
Charge-offs, net of recoveries	—	—	(1)	(1)	—	—	(4)	(4)
Balance, end of period	$184	$40	$57	$281	$170	$38	$63	$271
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
March 31, 2018
Loan-to-value ratios:
Less than 65%	$31,534	$923	$139	$32,596	87.5%	$32,956	87.7%
65% to 75%	3,297	95	135	3,527	9.5	3,516	9.4
76% to 80%	165	210	126	501	1.3	480	1.3
Greater than 80%	401	167	77	645	1.7	606	1.6
Total	$35,397	$1,395	$477	$37,269	100.0%	$37,558	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$29,346	$1,359	$198	$30,903	87.2%	$31,563	87.5%
65% to 75%	3,245	95	114	3,454	9.7	3,465	9.6
76% to 80%	149	171	57	377	1.1	363	1.0
Greater than 80%	400	159	147	706	2.0	665	1.9
Total	$33,140	$1,784	$516	$35,440	100.0%	$36,056	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$12,118	95.1%	$12,082	95.0%
65% to 75%	581	4.5	581	4.6
76% to 80%	40	0.3	40	0.3
Greater than 80%	8	0.1	9	0.1
Total	$12,747	100.0%	$12,712	100.0%
The estimated fair value of agricultural mortgage loans was $12.7 billion and $12.8 billion at March 31, 2018 and December 31, 2017, respectively.

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$9,711	96.7%	$9,614	95.6%
Nonperforming	331	3.3	444	4.4
Total	$10,042	100.0%	$10,058	100.0%
The estimated fair value of residential mortgage loans was $10.8 billion and $10.6 billion at March 31, 2018 and December 31, 2017, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In millions)
Commercial	$—	$—	$—	$—	$—	$—
Agricultural	219	134	114	125	106	36
Residential	331	444	—	—	331	444
Total	$550	$578	$114	$125	$437	$480

Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $2.6 billion and $3.1 billion at March 31, 2018 and December 31, 2017, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and equity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2018	December 31, 2017
	(In millions)
Fixed maturity securities	$8,845	$12,349
Fixed maturity securities with noncredit OTTI losses included in AOCI	35	40
Total fixed maturity securities	8,880	12,389
Equity securities	—	119
Derivatives	706	1,396
Other	77	1
Subtotal	9,663	13,905
Amounts allocated from:
Future policy benefits	(11)	(19)
DAC, VOBA and DSI	(579)	(790)
Policyholder dividend obligation	(1,277)	(2,121)
Subtotal	(1,867)	(2,930)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(7)	(14)
Deferred income tax benefit (expense)	(1,629)	(3,704)
Net unrealized investment gains (losses)	$6,160	$7,257

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2018
(In millions)
Balance, beginning of period	$7,257
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	1,310
Fixed maturity securities on which noncredit OTTI losses have been recognized	(5)
Unrealized investment gains (losses) during the period	(4,118)
Unrealized investment gains (losses) relating to:
Future policy benefits	8
DAC, VOBA and DSI	211
Policyholder dividend obligation	844
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7
Deferred income tax benefit (expense)	646
Balance, end of period	$6,160
Change in net unrealized investment gains (losses)	$(1,097)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2018 and December 31, 2017.
Securities Lending
Elements of the Company’s securities lending program are presented below at:

	March 31, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$12,702	$13,887
Estimated fair value	$13,300	$14,852
Cash collateral received from counterparties (2)	$13,542	$15,170
Security collateral received from counterparties (3)	$27	$11
Reinvestment portfolio — estimated fair value	$13,518	$15,188
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	March 31, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,457	$5,163	$5,922	$13,542	$2,927	$5,279	$6,964	$15,170
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2018 was $2.4 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS, ABS and U.S. corporate securities) and short-term investments with 64% invested in U.S. government and agency securities, agency RMBS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Repurchase Agreements
Elements of the Company’s short-term repurchase agreements are presented below at:

	March 31, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$2,700	$900
Estimated fair value	$2,819	$1,031
Cash collateral received from counterparties (2)	$2,760	$1,000
Reinvestment portfolio — estimated fair value	$2,754	$1,000
__________________

(1)	Included within fixed maturity securities, cash equivalents and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	March 31, 2018		December 31, 2017
	Remaining Tenor of Repurchase Agreements		Remaining Tenor of Repurchase Agreements
	1 Month or Less	Total	1 Month or Less	Total
(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,760	$2,760	$1,000	$1,000
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS, ABS and U.S. corporate securities) and short-term investments with 65% invested in U.S. government and agency securities, agency RMBS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	March 31, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits)	$47	$49
Invested assets pledged as collateral	21,097	20,775
Total invested assets on deposit and pledged as collateral	$21,144	$20,824
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report) and derivative transactions (see Note 6). Amounts in the table above include invested assets and cash and cash equivalents.
See “— Securities Lending” and “— Repurchase Agreements” for information regarding securities on loan and Note 4 for information regarding investments designated to the closed block and “— Equity Securities” for information on common stock holdings in regional banks of the FHLB system, which are considered restricted investments.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,331	$—	$1,077	$—
Renewable energy partnership (2)	109	1	116	3
Other investments	31	6	32	6
Total	$1,471	$7	$1,225	$9
__________________

(1)
The Company’s investment in these affiliated real estate joint ventures was $1.2 billion and $1.0 billion at March 31, 2018 and December 31, 2017, respectively. Other affiliates’ investments in these affiliated real estate joint ventures totaled $144 million and $85 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Assets of the renewable energy partnership primarily consisted of other invested assets.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$33,350	$33,350	$34,284	$34,284
U.S. and foreign corporate	990	990	1,166	1,166
Other limited partnership interests	3,587	5,922	3,561	5,765
Other invested assets	2,183	2,440	2,172	2,506
Real estate joint ventures	41	46	38	43
Total	$40,151	$42,748	$41,221	$43,764
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $113 million and $117 million at March 31, 2018 and December 31, 2017, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 12, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months ended March 31, 2018 and 2017.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$1,785	$1,766
Equity securities	11	24
Mortgage loans	671	637
Policy loans	72	76
Real estate and real estate joint ventures	111	98
Other limited partnership interests	147	196
Cash, cash equivalents and short-term investments	20	16
Operating joint venture	7	1
Other	79	65
Subtotal	2,903	2,879
Less: Investment expenses	202	207
Net investment income	$2,701	$2,672
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities:
OTTI losses on fixed maturity securities recognized in earnings	$—	$—
Fixed maturity securities — net gains (losses) on sales and disposals	(45)	31
Total gains (losses) on fixed maturity securities	(45)	31
Total gains (losses) on equity securities:
OTTI losses recognized — by security type:
Common stock	—	(7)
Non-redeemable preferred stock	—	(1)
Total OTTI losses on equity securities recognized in earnings	—	(8)
Equity securities — net gains (losses) on sales and disposals	—	(3)
Change in estimated fair value of equity securities (1)	(39)	—
Total gains (losses) on equity securities	(39)	(11)
Mortgage loans	(21)	(12)
Real estate and real estate joint ventures	25	(3)
Other limited partnership interests	—	(3)
Other (2)	(106)	(38)
Subtotal	(186)	(36)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(6)	—
Non-investment portfolio gains (losses)	(4)	(7)
Subtotal	(10)	(7)
Total net investment gains (losses)	$(196)	$(43)
__________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($39) million for the three months ended March 31, 2018. See Note 1.

(2)	Other gains (losses) for the three months ended March 31, 2018 includes a leveraged lease impairment of $105 million.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($10) million and ($48) million for the three months ended March 31, 2018 and 2017, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities AFS and the components of fixed maturity securities AFS net investment gains (losses) were as shown in the table below.

	Three Months Ended March 31,
	2018	2017
	Fixed Maturity Securities
	(In millions)
Proceeds	$13,255	$7,478
Gross investment gains	$51	$130
Gross investment losses	(96)	(99)
OTTI losses	—	—
Net investment gains (losses)	$(45)	$31

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2018	2017
	(In millions)
Balance, beginning of period	$110	$157
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(6)	(16)
Balance, end of period	$104	$141

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$453
Amortized cost of invested assets transferred to affiliates	$—	$416
Net investment gains (losses) recognized on transfers	$—	$37
Estimated fair value of invested assets transferred from affiliates	$—	$293
In January 2017, the Company received transferred investments with an estimated fair value of $292 million, which are included in the table above, in addition to $275 million in cash related to the recapture of risks from minimum benefit guarantees on certain variable annuities previously reinsured by Brighthouse Life Insurance Company (“Brighthouse Insurance”).
The unpaid principal balance of MetLife, Inc. affiliated loans held by the Company totals $1.8 billion. In March 2018, three senior notes previously issued by MetLife, Inc. to the Company were redenominated to Japanese yen. A $500 million senior note was redenominated to a new 53.3 billion Japanese yen senior note to the Company. The 53.3 billion Japanese yen senior note matures in June 2019 and bears interest at a rate per annum of 1.45%, payable semi-annually. A $250 million senior note was redenominated to a new 26.5 billion Japanese yen senior note to the Company. The 26.5 billion Japanese yen senior note matures in October 2019 and bears interest at a rate per annum of 1.72%, payable semi-annually. A $250 million senior note was also redenominated to a new 26.5 billion Japanese yen senior note to the Company. The 26.5 billion Japanese yen senior note matures in September 2020 and bears interest at a rate per annum of 0.82%, payable semi-annually. Other previously issued notes of $358 million at 5.64% due on July 15, 2021 and $467 million at 5.86% due on December 16, 2021 also remain outstanding. The carrying value of these MetLife, Inc. affiliated loans totaled $1.8 billion at both March 31, 2018 and December 31, 2017, and are included in other invested assets. Net investment income from these affiliated loans was $11 million and $19 million for the three months ended March 31, 2018 and 2017, respectively.
As a structured settlements assignment company, the Company purchases annuities from Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) to fund the periodic structured settlement claim payment obligations it assumes. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate annuity contract values recorded, for which the Company has also recorded unpaid claim obligations of equal amounts, were $1.3 billion at both March 31, 2018 and December 31, 2017. The related net investment income and corresponding policyholder benefits and claims recognized were $18 million and $16 million for the three months ended March 31, 2018 and 2017, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which is included in other invested assets, with a carrying value of $100 million at both March 31, 2018 and December 31, 2017. Net investment income from this surplus note was $1 million for both the three months ended March 31, 2018 and 2017.
The Company held preferred stock of Metropolitan Property and Casualty Insurance Company, an affiliate, which was included in other invested assets, with a carrying value of $315 million at both March 31, 2018 and December 31, 2017. Net investment income from the affiliated preferred stock dividends was $2 million and $1 million for the three months ended March 31, 2018 and 2017, respectively.
In March 2017, the Company purchased from Brighthouse Insurance an interest in an operating joint venture for $286 million, which was settled in cash in April 2017.
See Note 2 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for information regarding the separation of Brighthouse.
The Company provides investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $19 million and $18 million for the three months ended March 31, 2018 and 2017, respectively.
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
Accruals on derivatives are generally recorded in accrued investment income or within other liabilities. However, accruals that are not scheduled to settle within one year are included with the derivative’s carrying value in other invested assets or other liabilities.
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
A synthetic guaranteed interest contract (“GIC”) is a contract that simulates the performance of a traditional GIC through the use of financial instruments. Under a synthetic GIC, the contractholder owns the underlying assets. The Company guarantees a rate of return on those assets for a premium. Synthetic GICs are not designated as hedging instruments.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,517	$2,111	$2	$3,826	$2,289	$3
Foreign currency swaps	Foreign currency exchange rate	1,112	62	35	1,082	47	17
Subtotal		3,629	2,173	37	4,908	2,336	20
Cash flow hedges:
Interest rate swaps	Interest rate	3,245	158	10	3,337	234	—
Interest rate forwards	Interest rate	3,143	—	217	3,333	—	127
Foreign currency swaps	Foreign currency exchange rate	23,916	701	1,206	22,287	795	1,078
Subtotal		30,304	859	1,433	28,957	1,029	1,205
Total qualifying hedges		33,933	3,032	1,470	33,865	3,365	1,225
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	36,747	1,456	87	43,028	1,722	336
Interest rate floors	Interest rate	7,201	66	—	7,201	91	—
Interest rate caps	Interest rate	46,021	221	2	53,079	78	2
Interest rate futures	Interest rate	1,025	1	—	2,257	1	2
Interest rate options	Interest rate	11,125	125	—	7,525	142	11
Interest rate total return swaps	Interest rate	1,048	14	25	1,048	8	2
Synthetic GICs	Interest rate	9,631	—	—	11,318	—	—
Foreign currency swaps	Foreign currency exchange rate	6,573	410	204	6,739	547	164
Foreign currency forwards	Foreign currency exchange rate	1,025	18	4	961	16	7
Credit default swaps — purchased	Credit	848	5	7	980	7	8
Credit default swaps — written	Credit	7,891	140	2	7,874	181	—
Equity futures	Equity market	937	—	—	1,282	5	1
Equity index options	Equity market	14,359	406	414	14,408	384	476
Equity variance swaps	Equity market	3,530	44	165	3,530	45	169
Equity total return swaps	Equity market	971	31	—	1,077	—	39
Total non-designated or nonqualifying derivatives		148,932	2,937	910	162,307	3,227	1,217
Total		$182,865	$5,969	$2,380	$196,172	$6,592	$2,442
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(273)	$(526)
Embedded derivatives gains (losses)	333	375
Total net derivative gains (losses)	$60	$(151)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$77	$75
Interest credited to policyholder account balances	(23)	(6)
Nonqualifying hedges:
Net derivative gains (losses)	82	127
Policyholder benefits and claims	2	1
Total	$138	$197

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended March 31, 2018
Interest rate derivatives	$(256)	$4	$—
Foreign currency exchange rate derivatives	(214)	—	—
Credit derivatives — purchased	(1)	—	—
Credit derivatives — written	(28)	—	—
Equity derivatives	10	1	1
Total	$(489)	$5	$1
Three Months Ended March 31, 2017
Interest rate derivatives	$(266)	$2	$—
Foreign currency exchange rate derivatives	(125)	—	—
Credit derivatives — purchased	(6)	—	—
Credit derivatives — written	27	—	—
Equity derivatives	(221)	(1)	(60)
Total	$(591)	$1	$(60)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended March 31, 2018
Interest rate swaps:	Fixed maturity securities	$3	$(2)	$1
	Policyholder liabilities (1)	(213)	212	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities and mortgage loans	(25)	25	—
	Foreign-denominated policyholder account balances (2)	18	(18)	—
Total		$(217)	$217	$—
Three Months Ended March 31, 2017
Interest rate swaps:	Fixed maturity securities	$1	$(1)	$—
	Policyholder liabilities (1)	(52)	51	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(3)	3	—
	Foreign-denominated policyholder account balances (2)	1	2	3
Total		$(53)	$55	$2
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were less than $1 million and $20 million for the three months ended March 31, 2018 and 2017, respectively.
At March 31, 2018 and December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.
At March 31, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $706 million and $1.4 billion, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended March 31, 2018
Interest rate swaps	$(173)	$16	$3	$(2)
Interest rate forwards	(104)	4	1	—
Foreign currency swaps	(229)	160	—	(1)
Total	$(506)	$180	$4	$(3)
Three Months Ended March 31, 2017
Interest rate swaps	$4	$8	$4	$1
Interest rate forwards	44	(4)	1	—
Foreign currency swaps	18	203	—	1
Total	$66	$207	$5	$2
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2018, the Company expected to reclassify $60 million of deferred net gains (losses) on derivatives in AOCI, included in the table above, to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.9 billion at both March 31, 2018 and December 31, 2017. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2018 and December 31, 2017, the Company would have received $138 million and $181 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$159	2.6	$3	$159	2.8
Credit default swaps referencing indices	39	2,192	2.5	42	2,193	2.7
Subtotal	41	2,351	2.5	45	2,352	2.7
Baa
Single name credit default swaps (3)	4	463	1.8	4	416	1.5
Credit default swaps referencing indices	78	4,817	5.4	111	4,761	5.2
Subtotal	82	5,280	5.1	115	5,177	4.9
Ba
Single name credit default swaps (3)	—	20	1.2	1	105	3.4
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	20	1.2	1	105	3.4
B
Single name credit default swaps (3)	2	20	3.2	2	20	3.5
Credit default swaps referencing indices	13	220	5.2	18	220	5.0
Subtotal	15	240	5.1	20	240	4.9
Total	$138	$7,891	4.3	$181	$7,874	4.2
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $7.9 billion of future payments under credit default provisions at both March 31, 2018 and December 31, 2017 set forth in the table above was $16 million and $27 million at March 31, 2018 and December 31, 2017, respectively.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (1)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$5,908	$2,325	$6,478	$2,203
OTC-cleared (1), (6)	111	26	168	216
Exchange-traded	1	—	6	3
Total gross estimated fair value of derivatives (1)	6,020	2,351	6,652	2,422
Amounts offset on the interim condensed consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1), (6)	6,020	2,351	6,652	2,422
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,811)	(1,811)	(1,891)	(1,891)
OTC-cleared	(16)	(16)	(31)	(31)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,038)	—	(3,448)	—
OTC-cleared	(93)	—	(131)	(179)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(890)	(514)	(954)	(312)
OTC-cleared	—	(10)	—	(6)
Exchange-traded	—	—	—	(3)
Net amount after application of master netting agreements and collateral	$172	$—	$197	$—
__________________

(1)
At March 31, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $51 million and $60 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($29) million and ($20) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2018 and December 31, 2017, the Company received excess cash collateral of $57 million and $122 million, respectively, and provided excess cash collateral of $0 and $9 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $1 million and $30 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $206 million and $152 million, respectively, for its OTC-bilateral derivatives, and $215 million and $299 million, respectively, for its OTC-cleared derivatives, and $48 million and $50 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 16, 2018, the LCH amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. See Note 1 for further information on the LCH amendments.

The Company’s collateral arrangements for its OTC-bilateral derivatives require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that party reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both Metropolitan Life Insurance Company and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.

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

	March 31, 2018			December 31, 2017
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$514	$—	$514	$313	$—	$313
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$700	$—	$700	$399	$—	$399
Cash	$—	$—	$—	$—	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Options embedded in debt or equity securities (1)	Investments	$—	$(113)
Embedded derivatives within asset host contracts		$—	$(113)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(135)	$(94)
Assumed guaranteed minimum benefits	Policyholder account balances	2	3
Funds withheld on ceded reinsurance	Other liabilities	656	898
Fixed annuities with equity indexed returns	Policyholder account balances	68	69
Embedded derivatives within liability host contracts		$591	$876
__________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018, the Company is no longer required to bifurcate and account separately for derivatives embedded in equity securities. Beginning January 1, 2018, the entire change in fair value of equity securities is recognized as a component of net investment gains and losses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net derivative gains (losses) (1), (2)	$333	$375
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($21) million and ($12) million for the three months ended March 31, 2018 and 2017, respectively.

(2)	See Note 13 for discussion of affiliated net derivative gains (losses).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

7. Fair Value
When developing estimated fair values, considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$53,534	$3,214	$56,748
U.S. government and agency	15,790	19,269	—	35,059
Foreign corporate	—	20,855	4,081	24,936
RMBS	—	19,011	3,073	22,084
ABS	—	6,921	706	7,627
State and political subdivision	—	7,410	—	7,410
CMBS	—	4,896	73	4,969
Foreign government	—	4,408	13	4,421
Total fixed maturity securities	15,790	136,304	11,160	163,254
Equity securities	359	164	359	882
Other limited partnership interests	—	—	189	189
Short-term investments	1,932	909	550	3,391
Residential mortgage loans — FVO	—	—	438	438
Derivative assets: (1)
Interest rate	1	4,137	14	4,152
Foreign currency exchange rate	—	1,191	—	1,191
Credit	—	110	35	145
Equity market	—	412	69	481
Total derivative assets	1	5,850	118	5,969
Embedded derivatives within asset host contracts (3)	—	—	—	—
Separate account assets (3)	21,963	101,657	1,227	124,847
Total assets	$40,045	$244,884	$14,041	$298,970
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$101	$242	$343
Foreign currency exchange rate	—	1,445	4	1,449
Credit	—	9	—	9
Equity market	—	414	165	579
Total derivative liabilities	—	1,969	411	2,380
Embedded derivatives within liability host contracts (2)	—	—	591	591
Separate account liabilities (3)	—	12	5	17
Total liabilities	$—	$1,981	$1,007	$2,988

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$54,629	$3,461	$58,090
U.S. government and agency	18,802	19,743	—	38,545
Foreign corporate	—	21,471	4,125	25,596
RMBS	—	19,372	3,262	22,634
ABS	—	7,079	787	7,866
State and political subdivision	—	7,551	—	7,551
CMBS	—	5,461	27	5,488
Foreign government	—	4,471	31	4,502
Total fixed maturity securities	18,802	139,777	11,693	170,272
Equity securities	399	893	366	1,658
Short-term investments	2,056	1,092	7	3,155
Residential mortgage loans — FVO	—	—	520	520
Derivative assets: (1)
Interest rate	1	4,556	8	4,565
Foreign currency exchange rate	—	1,405	—	1,405
Credit	—	149	39	188
Equity market	5	363	66	434
Total derivative assets	6	6,473	113	6,592
Embedded derivatives within asset host contracts (2)	—	—	—	—
Separate account assets (3)	23,571	106,294	960	130,825
Total assets	$44,834	$254,529	$13,659	$313,022
Liabilities
Derivative liabilities: (1)
Interest rate	$2	$351	$130	$483
Foreign currency exchange rate	—	1,261	5	1,266
Credit	—	8	—	8
Equity market	1	515	169	685
Total derivative liabilities	3	2,135	304	2,442
Embedded derivatives within liability host contracts (3)	—	—	876	876
Separate account liabilities (3)	—	7	2	9
Total liabilities	$3	$2,142	$1,182	$3,327
__________________

(1)
Derivative assets are presented within other invested assets on the interim condensed consolidated balance sheets and derivative liabilities are presented within other liabilities on the interim condensed consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the interim condensed consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the interim condensed consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the interim condensed consolidated balance sheets. At March 31, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($113) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and less than 1% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2018.
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
Securities and Short-term Investments
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.

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
Other Limited Partnership Interests
The estimated fair values of other limited partnership interests are generally based on the Company’s share of the net asset value (“NAV”) of the other limited partnership interests as provided on the financial statements of the investee. In certain circumstances, management may adjust the NAV when it has sufficient evidence to support applying such adjustments.
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
Short-term investments and Other limited partnership interests
•
Short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and observable inputs used in their valuation are also similar to those described above.
•
Short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above.

		•	Valuation approaches for other limited partnership interests are discussed below.
Residential mortgage loans — FVO
	• N/A	Valuation Approaches: Principally the market approach.

Valuation Techniques and Key Inputs: These investments are based primarily on matrix pricing or other similar techniques that utilize inputs from mortgage servicers that are unobservable or cannot be derived principally from, or corroborated by, observable market data.

Separate account assets and Separate account liabilities (1)
Mutual funds and hedge funds without readily determinable fair values as prices are not published publicly
	Key Input:	•	N/A
• quoted prices or reported NAV provided by the fund managers
Other limited partnership interests
	• N/A	Valued giving consideration to the underlying holdings of the partnerships and adjusting, if appropriate.
Key Inputs:
		•	liquidity; bid/ask spreads; performance record of the fund manager
		•	other relevant variables that may impact the exit value of the particular partnership interest
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities and Short-term Investments,” “—Other Limited Partnership Interests” and “— Derivatives — Freestanding Derivatives.”

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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities and Short-term Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at March 31, 2018 and December 31, 2017.
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

					March 31, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	89	-	139	108	83	-	142	111	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	846	127	10	-	443	123	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	107	94	—	-	126	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	20	-	104	100	27	-	104	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)					100	-	101	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	277	-	313		200	-	300		Increase (7)
			•	Repurchase rates (8)	(4)	-	6		(5)	-	5		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(19)	-	2		(14)	-	(3)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	100		—	-	—		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	20%	-	31%		11%	-	31%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	0.50%		0.02%	-	0.44%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both March 31, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets, and embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. Other limited partnership interests valuations are generally based on the Company’s share of the NAV as provided on the financial statements of the investees. In certain circumstances, management may adjust the NAV when it has sufficient evidence to support applying such adjustments. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table.
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities
	(In millions)
Three Months Ended March 31, 2018
Balance, beginning of period	$7,586	$4,076	$31	$366
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	6	23	—	(8)
Total realized/unrealized gains (losses) included in AOCI	(36)	6	—	—
Purchases (4)	385	445	—	1
Sales (4)	(425)	(247)	—	—
Issuances (4)	—	—	—	—
Settlements (4)	—	—	—	—
Transfers into Level 3 (5)	45	45	1	—
Transfers out of Level 3 (5)	(266)	(496)	(19)	—
Balance, end of period	$7,295	$3,852	$13	$359
Three Months Ended March 31, 2017
Balance, beginning of period	$8,839	$4,541	$21	$420
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	31	—	(10)
Total realized/unrealized gains (losses) included in AOCI	103	29	—	19
Purchases (4)	603	872	4	1
Sales (4)	(334)	(343)	—	—
Issuances (4)	—	—	—	—
Settlements (4)	—	—	—	—
Transfers into Level 3 (5)	52	23	—	—
Transfers out of Level 3 (5)	(1,215)	(186)	(7)	—
Balance, end of period	$8,048	$4,967	$18	$430
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (6)	$(1)	$21	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (6)	$1	$23	$—	$(10)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Limited Partnership Interests	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2018
Balance, beginning of period	$—	$7	$520	$(191)	$(876)	$958
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(6)	—	2	(47)	333	2
Total realized/unrealized gains (losses) included in AOCI	2	—	—	(104)	—	—
Purchases (4)	—	550	—	—	—	407
Sales (4)	(19)	(2)	(64)	—	—	(123)
Issuances (4)	—	—	—	—	—	1
Settlements (4)	—	—	(20)	49	(48)	(1)
Transfers into Level 3 (5)	212	—	—	—	—	53
Transfers out of Level 3 (5)	—	(5)	—	—	—	(75)
Balance, end of period	$189	$550	$438	$(293)	$(591)	$1,222
Three Months Ended March 31, 2017
Balance, beginning of period	—	$25	$566	$(559)	$(893)	$1,141
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	—	(3)	(2)	391	(24)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	44	—	—
Purchases (4)	—	773	135	—	—	136
Sales (4)	—	(2)	(33)	—	—	(42)
Issuances (4)	—	—	—	—	—	39
Settlements (4)	—	—	(26)	93	(388)	(33)
Transfers into Level 3 (5)	—	—	—	—	—	69
Transfers out of Level 3 (5)	—	(21)	—	—	—	(102)
Balance, end of period	$—	$775	$639	$(424)	$(890)	$1,184
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (6)	$(6)	$—	$(8)	$(5)	$335	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (6)	$—	$—	$(3)	$(10)	$391	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	March 31, 2018	December 31, 2017
	(In millions)
Unpaid principal balance	$544	$650
Difference between estimated fair value and unpaid principal balance	(106)	(130)
Carrying value at estimated fair value	$438	$520
Loans in nonaccrual status	$159	$198
Loans more than 90 days past due	$78	$94
Loans in nonaccrual status or more than 90 days past due, or both - difference between aggregate estimated fair value and unpaid principal balance	$(82)	$(102)
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the consolidated balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$59,777	$—	$—	$61,006	$61,006
Policy loans	$6,009	$—	$264	$6,670	$6,934
Other invested assets	$2,993	$—	$2,740	$143	$2,883
Premiums, reinsurance and other receivables	$14,698	$—	$347	$14,784	$15,131
Liabilities
Policyholder account balances	$74,591	$—	$—	$75,107	$75,107
Long-term debt	$1,645	$—	$1,941	$—	$1,941
Other liabilities	$14,461	$—	$1,124	$12,385	$13,509
Separate account liabilities	$58,434	$—	$58,434	$—	$58,434

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$57,939	$—	$—	$59,465	$59,465
Policy loans	$6,006	$—	$261	$6,797	$7,058
Other limited partnership interests	$214	$—	$—	$212	$212
Other invested assets	$2,260	$—	$2,028	$154	$2,182
Premiums, reinsurance and other receivables	$15,024	$—	$679	$14,859	$15,538
Liabilities
Policyholder account balances	$75,323	$—	$—	$76,452	$76,452
Long-term debt	$1,661	$—	$2,021	$—	$2,021
Other liabilities	$13,954	$—	$547	$13,490	$14,037
Separate account liabilities	$61,757	$—	$61,757	$—	$61,757

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, was as follows:

	Three Months Ended March 31, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,351	$906	$(47)	$(1,782)	$5,428
OCI before reclassifications	(2,380)	(506)	22	—	(2,864)
Deferred income tax benefit (expense)	515	103	(6)	—	612
AOCI before reclassifications, net of income tax	4,486	503	(31)	(1,782)	3,176
Amounts reclassified from AOCI	10	(184)	—	31	(143)
Deferred income tax benefit (expense)	(2)	37	—	(7)	28
Amounts reclassified from AOCI, net of income tax	8	(147)	—	24	(115)
Cumulative effects of changes in accounting principles	(119)	—	—	—	(119)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,222	207	(7)	(379)	1,043
Cumulative effects of changes in accounting principles, net of income tax (2)	1,103	207	(7)	(379)	924
Balance, end of period	$5,597	$563	$(38)	$(2,137)	$3,985

	Three Months Ended March 31, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,592	$1,459	$(67)	$(1,865)	$3,119
OCI before reclassifications	787	66	(33)	—	820
Deferred income tax benefit (expense)	(264)	(23)	8	—	(279)
AOCI before reclassifications, net of income tax	4,115	1,502	(92)	(1,865)	3,660
Amounts reclassified from AOCI	126	(212)	—	41	(45)
Deferred income tax benefit (expense)	(42)	74	—	(14)	18
Amounts reclassified from AOCI, net of income tax	84	(138)	—	27	(27)
Balance, end of period	$4,199	$1,364	$(92)	$(1,838)	$3,633
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(47)	$28	Net investment gains (losses)
Net unrealized investment gains (losses)	3	3	Net investment income
Net unrealized investment gains (losses)	34	(157)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(10)	(126)
Income tax (expense) benefit	2	42
Net unrealized investment gains (losses), net of income tax	(8)	(84)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	16	8	Net derivative gains (losses)
Interest rate swaps	3	4	Net investment income
Interest rate forwards	4	(4)	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Foreign currency swaps	160	203	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	184	212
Income tax (expense) benefit	(37)	(74)
Gains (losses) on cash flow hedges, net of income tax	147	138
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(36)	(45)
Amortization of prior service (costs) credit	5	4
Amortization of defined benefit plan items, before income tax	(31)	(41)
Income tax (expense) benefit	7	14
Amortization of defined benefit plan items, net of income tax	(24)	(27)
Total reclassifications, net of income tax	$115	$27
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
General and administrative expenses	$691	$590
Pension, postretirement and postemployment benefit costs	17	46
Premium taxes, other taxes, and licenses & fees	95	95
Commissions and other variable expenses	447	443
Capitalization of DAC	(10)	(23)
Amortization of DAC and VOBA	88	137
Interest expense on debt	26	26
Total other expenses	$1,354	$1,314
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended March 31,
	2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$40	$1	$40	$1
Interest costs	93	11	99	13
Expected return on plan assets	(131)	(18)	(121)	(14)
Amortization of net actuarial (gains) losses	44	(8)	45	—
Amortization of prior service costs (credit)	—	(5)	—	(4)
Allocated to affiliates	(17)	5	(9)	—
Net periodic benefit costs (credit)	$29	$(14)	$54	$(4)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

11. Income Tax
On December 22, 2017, President Trump signed into law U.S. Tax Reform. U.S. Tax Reform includes numerous changes in tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018. U.S. Tax Reform moves the United States from a worldwide tax system to a participation exemption system by providing corporations a 100% dividends received deduction for dividends distributed by a controlled foreign corporation. To transition to that new system, U.S. Tax Reform imposed a one-time deemed repatriation tax on unremitted earnings and profits at a rate of 8.0% for illiquid assets and 15.5% for cash and cash equivalents.
In accordance with Staff Accounting Bulletin 118 issued by the U.S. Securities and Exchange Commission (“SEC”) in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting is not complete. For these items, the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates will be reported as provisional amounts during a measurement period, which will not exceed one year from the date of enactment of U.S. Tax Reform. The Company may reflect adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
See Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for further information. As of March 31, 2018, no updates were made to the provisional amounts.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2018. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $575 million.

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
As reported in the 2017 Annual Report, Metropolitan Life Insurance Company received approximately 3,514 asbestos-related claims in 2017. During the three months ended March 31, 2018 and 2017, Metropolitan Life Insurance Company received approximately 823 and 1,104 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2017. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2018.
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
Unclaimed Property Litigation
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed November 17, 2017)
Alleging that MetLife, Inc., Metropolitan Life Insurance Company, and several other insurance companies violated the New York False Claims Act (the “Act”) by filing false unclaimed property reports from 1986 to 2017 with New York to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s, Total Asset Recovery Services (“The Relator”) has brought an action under the qui tam provision of the Act on behalf of itself and New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator seeks treble damages and other relief. The Company intends to defend this action vigorously.
Total Control Accounts Litigation
Metropolitan Life Insurance Company is a defendant in a lawsuit related to its use of retained asset accounts, known as Total Control Accounts (“TCA”), as a settlement option for death benefits.
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of all persons for whom Metropolitan Life Insurance Company established a TCA, to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied Metropolitan Life Insurance Company’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. The Company intends to defend this action vigorously.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Inquiries into Pension Benefits
The Company informed its primary state regulator, the New York Department of Financial Services (“NYDFS”), about its practices in connection with the payment of certain pension benefits to annuitants and related matters. The NYDFS is examining the issue. The Division of Enforcement of the SEC is also investigating this matter and several additional regulators, including, but not limited to, the Massachusetts Securities Division, have made inquiries into these practices, including as to related disclosures. It is possible that other jurisdictions may pursue similar investigations or inquiries. As previously disclosed in the 2017 Annual Report, the Company, in connection with a review of practices and procedures used to estimate reserves related to certain Retirement Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time, identified a material weakness in its internal control over financial reporting related to certain RIS group annuity reserves. In conjunction with the material weakness, the Company increased reserves by $510 million pre-tax to reinstate reserves previously released, and to reflect accrued interest and other related liabilities. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
The Company is exposed to lawsuits and regulatory investigations, and could be exposed to additional legal actions relating to these matters. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws or regulations. The Company could incur significant costs in connection with these actions. The Company’s increase in reserves does not reflect, and the Company has not recorded an accrual for, any such potential amounts. An estimate of the possible loss or range of loss cannot be made at this time.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Martin v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by Metropolitan Life Insurance Company in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that Metropolitan Life Insurance Company has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiff asserts causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiff seeks declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted Metropolitan Life Insurance Company’s motion to dismiss. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Company intends to defend this action vigorously.
Lau v. Metropolitan Life Insurance Company (S.D.N.Y. filed, December 3, 2015)
This putative class action lawsuit was filed by a single defined contribution plan participant on behalf of all ERISA plans whose assets were invested in Metropolitan Life Insurance Company’s “Group Annuity Contract Stable Value Funds” within the past six years. The suit alleges breaches of fiduciary duty under ERISA and challenges the “spread” with respect to the stable value fund group annuity products sold to retirement plans. The allegations focus on the methodology Metropolitan Life Insurance Company uses to establish and reset the crediting rate, the terms under which plan participants are permitted to transfer funds from a stable value option to another investment option, the procedures followed if an employer terminates a contract, and the level of disclosure provided. Plaintiff seeks declaratory and injunctive relief, as well as damages in an unspecified amount. The parties settled on January 2, 2018 and the court has dismissed the action.
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, based on Metropolitan Life Insurance Company’s class-wide increase in premiums charged for long-term care insurance policies. Plaintiff alleges a class consisting of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature and whose premium rates were increased after age 65. Plaintiff asserts that premiums could not be increased for these class members and/or that marketing material was misleading as to Metropolitan Life Insurance Company’s right to increase premiums. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted Metropolitan Life Insurance Company’s motion, dismissing the action with prejudice. Plaintiff appealed this ruling to the United States Court of Appeals for the Seventh Circuit (the “Seventh Circuit”) and on February 6, 2018, the Seventh Circuit reversed and remanded for further proceedings, ruling that Plaintiff is entitled to relief on her contract claim. Following Metropolitan Life Insurance Company’s petition for rehearing, the Seventh Circuit issued an amended opinion on March 22, 2018, holding that plaintiff’s claim survived Metropolitan Life Insurance Company’s motion to dismiss but finding that the policy is ambiguous as to Metropolitan Life Insurance Company’s right to raise plaintiff’s premiums. The Seventh Circuit held that on remand to the district court, the parties may introduce evidence to try to resolve this ambiguity.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act, the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that Metropolitan Life Insurance Company improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. On March 22, 2018, the Court conditionally certified the case as a collective action, requiring that notice be mailed to LTD claims specialists who worked for the Company from February 8, 2014 to the present. The Company intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.6 billion and $3.3 billion at March 31, 2018 and December 31, 2017, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $3.8 billion and $3.9 billion at March 31, 2018 and December 31, 2017, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $493 million, with a cumulative maximum of $898 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $4 million at both March 31, 2018 and December 31, 2017 for indemnities, guarantees and commitments.
13. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $516 million and $589 million for the three months ended March 31, 2018 and 2017, respectively. Total revenues received from affiliates related to these agreements were $58 million and $60 million for the three months ended March 31, 2018 and 2017, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $298 million and $336 million for the three months ended March 31, 2018, and 2017, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $30 million and $205 million at March 31, 2018 and December 31, 2017, respectively.
See Notes 5 and 10 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, Metropolitan Tower Life Insurance Company and General American Life Insurance Company, all of which are related parties. Additionally, the Company has reinsurance agreements with Brighthouse Insurance, Brighthouse Life Insurance Company of NY and New England Life Insurance Company, former subsidiaries of MetLife, Inc. that were part of the separation of Brighthouse and are related parties.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$3	$86
Reinsurance ceded	(32)	(36)
Net premiums	$(29)	$50
Universal life and investment-type product policy fees
Reinsurance assumed	$1	$13
Reinsurance ceded	(5)	(5)
Net universal life and investment-type product policy fees	$(4)	$8
Other revenues
Reinsurance assumed	$3	$23
Reinsurance ceded	133	142
Net other revenues	$136	$165
Policyholder benefits and claims
Reinsurance assumed	$4	$60
Reinsurance ceded	(28)	(33)
Net policyholder benefits and claims	$(24)	$27
Interest credited to policyholder account balances
Reinsurance assumed	$11	$13
Reinsurance ceded	(3)	(3)
Net interest credited to policyholder account balances	$8	$10
Other expenses
Reinsurance assumed	$8	$1
Reinsurance ceded	132	153
Net other expenses	$140	$154

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$46	$12,691	$47	$12,762
Deferred policy acquisition costs and value of business acquired	—	(182)	—	(180)
Total assets	$46	$12,509	$47	$12,582
Liabilities
Future policy benefits	$377	$(2)	$380	$(4)
Policyholder account balances	161	—	166	—
Other policy-related balances	101	14	104	15
Other liabilities	1,850	12,651	1,858	12,970
Total liabilities	$2,489	$12,663	$2,508	$12,981
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $10 million and $16 million at March 31, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with these embedded derivatives were $6 million and ($2) million for the three months ended March 31, 2018 and 2017, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $647 million and $882 million at March 31, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivative were $235 million and ($27) million for the three months ended March 31, 2018 and 2017, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $2 million and $3 million at March 31, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were less than $1 million and $262 million for the three months ended March 31, 2018 and 2017, respectively.
14. Subsequent Event
In the second quarter of 2018, the remaining $825 million of affiliated senior notes previously issued by MetLife, Inc. to the Company (see Note 5) were redenominated to a new 38.5 billion Japanese yen senior note which matures in July 2021 and bears interest at a rate per annum of 2.97%, payable semi-annually and a new 51.0 billion Japanese yen senior note which matures in December 2021 and bears interest at a rate per annum of 3.14%, payable semi-annually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
This narrative analysis includes references to our performance measure, adjusted earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). This measure is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Forward-looking guidance provided on a non-GAAP basis cannot be reconciled to the most directly comparable GAAP measures on a forward-looking basis because net income may fluctuate significantly if net investment gains and losses and net derivative gains and losses move outside of estimated ranges. See “— Non-GAAP and Other Financial Disclosures” for a definition and discussion of this and other financial measures, and “— Results of Operations” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
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
Group Annuity Reserves and Other Revisions
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Group Annuity Reserves and Other Revisions” included in the 2017 Annual Report, a material weakness was identified in internal control over financial reporting relating to the review of practices and procedures used to estimate the Company’s reserves related to certain Retirement and Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time. An update of the remediation plan to remove the material weakness is further described in “Controls and Procedures.” Also, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for prior period revisions related to the Company’s consolidated results, as well as “Risk Factors” disclosed in the 2017 Annual Report for further information.
U.S. Tax Reform
On December 22, 2017, President Trump signed into law H.R.1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform includes numerous changes in tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018, a participation exemption system which generally eliminates U.S. federal income tax on dividends received from foreign subsidiaries, and a number of other revenue raisers.

Given the complexities of U.S. Tax Reform, amounts recorded may change, possibly materially, due to, among other things, changes in interpretations and assumptions made by the Company, additional guidance that may be issued and actions that the Company may take. See Notes 1 and 11 of the Notes to the Interim Condensed Consolidated Financial Statements for a further discussion of U.S. Tax Reform and the impact to the Company in the first quarter of 2018.
Separation of Brighthouse
On August 4, 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders (the “Separation”). MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of New York. Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). See “— Insurance Regulation” below, as well as “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2017 Annual Report.
Insurance Regulation
Surplus and Capital; Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) adopted for 2018 a Risk-Based Capital (“RBC”) revision for collateral pledged to support Federal Home Loan Bank advances, which we expect to have a modest positive impact on our RBC ratio, and a RBC charge for operational risk, which we expect to have an immaterial impact on our RBC ratio. The NAIC is also studying RBC revisions for bonds, real estate, and longevity risk, but it is premature to project the impact of any potential regulatory changes resulting from such studies.
New York Insurance Regulation 210
Insurance Regulation 210 went into effect in New York on March 19, 2018. Insurance Regulation 210 establishes standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer's discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York State. Examples of NGEs include cost of insurance for universal life insurance policies, as well as interest crediting rates for annuities and universal life insurance policies. The regulation requires insurers to notify policyholders at least 60 days in advance of any change in NGEs that is adverse to policyholders and, with respect to life insurance, to notify the New York Department of Financial Services (“NYDFS”) at least 120 days prior to any such changes. Additionally, the regulation requires insurers to file annually with NYDFS to inform the NYDFS of any changes adverse to policyholders made in the prior year. The regulation generally prohibits insurers from increasing profit margins for in-force policies or adjusting NGEs in order to recoup past losses.
ERISA and Fiduciary Considerations
The Department of Labor (“DOL”) issued regulations, which became for the most part applicable on June 9, 2017, that substantially expanded the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or Individual Retirement Accounts (“IRAs”), could be deemed a fiduciary under ERISA or the Internal Revenue Code of 1986, as amended. Several financial services industry groups have initiated litigation challenging the regulations on both procedural and substantive grounds. In particular, on March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) vacated the regulations (including related prohibited transaction exemptions), holding that the regulations were unreasonable, that the DOL lacked statutory authority to promulgate them, and that the DOL overreached its authority by doing so. This decision, which could take effect as early as May 2018, if it is not further litigated, may alter whether and how some or all of the rules are applied to our business or the way in which predecessor prohibited transaction exemptions may be interpreted in the future.

On November 24, 2017, the NAIC issued an exposure draft of an expanded Suitability in Annuity Transactions Model Regulation, intended to result in the adoption of a “best interest” standard on a nationwide basis. The amendments to the regulation originally proposed are expected to be modified following the decision by the Fifth Circuit described above. In addition, on December 27, 2017, the NYDFS proposed revisions to Insurance Regulation 187, which not only incorporate the “best interest” standard, but also would expand the scope of the regulations to include sales of life insurance policies, as well as annuities, to consumers. The NYDFS’s proposed revisions to Insurance Regulation 187 were open for public comment until February 25, 2018, and on April 27, 2018, the NYDFS exposed an updated draft of the regulation for a 30-day comment period. Separately, on April 18, 2018, the U.S. Securities and Exchange Commission proposed and opened for public comment, Regulation Best Interest, which would require broker-dealers to act in the best interest of “retail” customers, including participants in ERISA-covered plans and IRAs, when making a recommendation of any securities transaction or investment strategy involving securities. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2017 Annual Report.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.

Results of Operations
Consolidated Results
Business Overview. Overall sales for the three months ended March 31, 2018 decreased compared to the prior period reflecting lower sales of stable value, pension risk transfer, structured settlement and specialized benefit products, partially offset by an increase in funding agreement issuances, all within our RIS business. Sales in our Group Benefits business also declined slightly, as lower sales in our core insurance products were mostly offset by continued growth in our voluntary products. Revenues in our MetLife Holdings segment decreased as a result of the discontinuance of the marketing of life and annuity products in early 2017.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Revenues
Premiums	$4,949	$5,181
Universal life and investment-type product policy fees	531	588
Net investment income	2,701	2,672
Other revenues	401	398
Net investment gains (losses)	(196)	(43)
Net derivative gains (losses)	60	(151)
Total revenues	8,446	8,645
Expenses
Policyholder benefits and claims and policyholder dividends	5,776	6,122
Interest credited to policyholder account balances	581	542
Capitalization of DAC	(10)	(23)
Amortization of DAC and VOBA	88	137
Interest expense on debt	26	26
Other expenses	1,250	1,174
Total expenses	7,711	7,978
Income (loss) before provision for income tax	735	667
Provision for income tax expense (benefit)	63	120
Net income (loss)	672	547
Less: Net income (loss) attributable to noncontrolling interests	3	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$669	$546
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
During the three months ended March 31, 2018, net income (loss) increased $125 million from the prior period primarily driven by favorable changes in net derivative gains (losses) and adjusted earnings, including the favorable impact of U.S. Tax Reform, partially offset by an unfavorable change in net investment gains (losses).
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
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use reinsurance and derivatives to hedge the market and other risks inherent in these variable annuity guarantees. Ceded reinsurance of direct variable annuity products with guaranteed minimum benefits generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). Ongoing refinement of the strategy may be required to adapt to changing NAIC rules, which may become effective as early as January 1, 2019. The restructured hedge strategy is classified as a macro hedge program, included in the non-VA program derivatives section of the table below, to protect our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Non-VA program derivatives
Interest rate	$(142)	$(113)
Foreign currency exchange rate	(83)	(170)
Credit	(16)	33
Equity	13	9
Non-VA embedded derivatives	244	(56)
Total non-VA program derivatives	16	(297)
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	150	207
Nonperformance risk adjustment	(21)	(12)
Other risks	(40)	233
Total	89	428
Embedded derivatives - ceded reinsurance:
Market and other risks	—	3
Nonperformance risk adjustment	—	—
Total	—	3
Freestanding derivatives hedging direct and assumed embedded derivatives	(45)	(285)
Total VA program derivatives	44	146
Net derivative gains (losses)	$60	$(151)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $313 million ($247 million, net of income tax). This was primarily due to a change in the value of the underlying assets favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $102 million ($81 million, net of income tax). This was due to an unfavorable change of $93 million ($73 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, as well as an unfavorable change of $9 million ($7 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, net of the impact of the nonperformance risk adjustment on the ceded variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The foregoing unfavorable change of $93 million ($73 million, net of income tax) was primarily driven by changes in market factors and other risks.

The primary changes in market factors are summarized as follows:

•
Key equity index levels decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 Index decreased 1% in the current period and increased 6% in the prior period.

•
Long-term interest rates increased more in the current period versus the prior period, contributing to a favorable change in our embedded derivatives. Our freestanding interest rate derivatives were favorably impacted by the restructuring of the VA hedging strategy. For example, the 30-year U.S. swap rate increased 28 basis points in the current period and increased 5 basis points in the prior period.

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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $153 million ($121 million, net of income tax) primarily reflects higher losses on sales of fixed maturity securities, and a leveraged lease impairment, as well as mark-to-market losses on our equity securities which are measured at fair value through net income. These unfavorable changes were partially offset by higher gains on sales of real estate joint ventures.
Taxes. Income tax expense for the three months ended March 31, 2018 was $63 million, or 9% of income (loss) before provision for income tax, compared with $120 million, or 18% of income (loss) before provision for income tax, for the three months ended March 31, 2017. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income and tax credits for low income housing. The changes from U.S. Tax Reform resulted in an increase in earnings of $88 million for the first quarter of 2018 compared to the prior period.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $59 million, net of income tax, to $828 million, net of income tax, for the three months ended March 31, 2018 from $769 million, net of income tax, for the three months ended March 31, 2017.

Reconciliation of net income (loss) to adjusted earnings

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net income (loss)	$672	$547
Less: Net investment gains (losses)	(196)	(43)
Less: Net derivative gains (losses)	60	(151)
Less: Other adjustments to net income (1)	(62)	(147)
Less: Provision for income tax (expense) benefit	42	119
Adjusted earnings	$828	$769
__________________

(1)
See definitions of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Reconciliation of revenues to adjusted revenues and expenses to adjusted expenses

	Three Months Ended March 31,
	2018	2017
	(In millions)
Total revenues	$8,446	$8,645
Less: Net investment gains (losses)	(196)	(43)
Less: Net derivative gains (losses)	60	(151)
Less: Other adjustments to revenues (1)	(69)	(94)
Total adjusted revenues	$8,651	$8,933
Total expenses	$7,711	$7,978
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(7)	2
Less: Other adjustments to expenses (1)	—	51
Total adjusted expenses	$7,718	$7,925
__________________

(1)
See definitions of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Consolidated Results — Adjusted Earnings
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $134 million for the first quarter of 2018 compared to the prior period.
Business Growth. An increase in net investment income resulted from asset growth in our U.S. segment, consistent with the growth in average invested assets from increased net flows in our RIS business from funding agreements. This increase was partially offset by negative net flows, primarily as a result of a reduced asset base in our MetLife Holdings segment. Consistent with the growth in average invested assets from positive net flows in the U.S segment, interest credited on long-duration contracts increased. In our MetLife Holdings segment, negative net flows in our deferred annuities business and a decrease in universal life sales resulted in lower asset-based fee income, decreasing adjusted earnings. Higher interest credited on insurance liabilities and DAC amortization in our MetLife Holdings segment also decreased adjusted earnings. In our U.S. segment, higher volume-related, direct and premium tax expenses were mostly offset by lower pension and post-retirement expenses. This net increase in expenses, coupled with the increase due to the current period reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act, were mostly offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items discussed above decreased adjusted earnings by $40 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by lower returns on private equities, driven by a decrease in certain partnership distributions, and lower income on derivatives. This decrease in net investment income was partially offset by lower investment expenses, increased yields on fixed maturity securities and mortgage loans, as well as higher real estate joint venture income. Higher average interest credited rates drove an increase in interest credited expenses in our U.S. segment; however, this was partially offset by an increase in adjusted earnings due to a decrease in the crediting rate on certain long-duration insurance contracts. In our MetLife Holdings segment, lower equity returns drove a decrease in average separate account balances within our deferred annuity business which resulted in lower asset-based fee income. Adjusted earnings also increased due to lower DAC amortization. The changes in market factors discussed above resulted in a $17 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting increased adjusted earnings by $33 million due to favorable morbidity and mortality. A $25 million increase in adjusted earnings was driven by favorable morbidity experience in our individual disability and critical illness businesses in our U.S. segment, as well as in our long-term care business in our MetLife Holdings segment. Mortality results improved by $8 million primarily as a result of favorable claims experience in our MetLife Holdings segment due to lower life claim severity. Mortality results in our U.S. segment were essentially unchanged as less favorable claim experience in our term life business, driven by the impact of a more severe flu season, was offset by lower incidence in our accidental death and dismemberment and universal life businesses, as well as favorable mortality in our specialized life insurance business. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a slight increase in adjusted earnings. This includes favorable prior period refinements in the MetLife Holdings segment of (i) a reserve adjustment resulting from modeling improvements in our life business reserving process; and (ii) a DAC adjustment related to certain participating whole life business assumed from Brighthouse.
Expenses. Adjusted earnings decreased $28 million as a result of an increase in litigation reserves and higher corporate-related expenses, partially offset by expenses incurred in the prior period related to the guaranty fund assessment for Penn Treaty Network America Insurance Company and lower Separation-related expenses.
Other. Adjusted earnings decreased by $19 million as a result of continued annuities reinsurance activity with Brighthouse. This unfavorable impact was due to the prior period recapture and novation of assumed and ceded agreements covering certain variable annuity business.
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
Reconciliations of these non-GAAP measures to the most directly comparable historical GAAP measures are included in the results of operations, see “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income. These “adjusted” non-GAAP financial measures were formerly referred to as “operating” non-GAAP financial measures.
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
The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP and (iv) includes distributions of profits from certain other limited partnerships that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in fair value is recognized in net investment gains (losses) for GAAP.

The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments, (iii) benefits and hedging costs related to GMIBs (“GMIB Costs”) and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

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
Subsequent Event
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Based on the Company’s internal review, Metropolitan Life Insurance Company’s Chief Executive Officer (“CEO”) and former Chief Financial Officer (“CFO”) identified a material weakness in the design and operation of its internal control over financial reporting. Management concluded that the Company has not maintained effective controls over the administrative and accounting practices relating to certain RIS group annuity reserves and the timely communication and escalation of issues regarding those reserves throughout the Company. Management identified an error in the reserve balance in connection with this material weakness. For more information on this reserve adjustment, see Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report. This material weakness remains unremediated as of March 31, 2018.
Evaluation of Disclosure Controls and Procedures
Management, including the CEO and current CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2018. Solely because of the material weakness in internal control over financial reporting reported in the 2017 Annual Report, our CEO and current CFO concluded that as of March 31, 2018, our disclosure controls and procedures were not effective.

Remediation Status of Reported Material Weakness
Management is executing its plan to remediate the material weakness noted above and has developed Steering Committees, project teams and working groups to lead the remediation efforts. To date, management has performed the following:

•
Implemented immediate changes to improve its administrative and accounting procedures and search practices to identify, contact, and record responses from “unresponsive and missing” plan annuitants and to otherwise locate missing annuitants;

•	Instituted additional procedures to help address the timely communication and escalation of issues throughout the Company; and

•
Engaged third party advisors who have commenced procedures associated with the comprehensive examination and analysis of the facts and circumstances giving rise to the material weakness, under the supervision of MetLife, Inc.’s Chief Risk Officer.

Management believes the remediation steps outlined above will further strengthen our internal control over financial reporting. Management will test the ongoing operating effectiveness of all new controls subsequent to implementation and consider the material weakness remediated after the applicable controls operate effectively for a sufficient period of time. The Company will continue to evaluate, update and improve its internal control over financial reporting as management executes on its remediation plan.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2017 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report.
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
Date: May 10, 2018