Form 10-Q
period 2018-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2018-08-09
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 9, 2018, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (at June 30, 2018 and December 31, 2017 (Unaudited) and for the Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited))
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	12
	Note 3 — Insurance	17
	Note 4 — Closed Block	19
	Note 5 — Investments	22
	Note 6 — Derivatives	36
	Note 7 — Fair Value	51
	Note 8 — Equity	66
	Note 9 — Other Expenses	70
	Note 10 — Employee Benefit Plans	70
	Note 11 — Income Tax	72
	Note 12 — Contingencies, Commitments and Guarantees	72
	Note 13 — Related Party Transactions	79
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	82
Item 4.	Controls and Procedures	94

Part II — Other Information
Item 1.	Legal Proceedings	96
Item 1A.	Risk Factors	96
Item 6.	Exhibits	98

Signatures		99

As used in this Form 10-Q, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Many factors will be important in determining the results of Metropolitan Life Insurance Company, its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) adverse effects which may arise in connection with the material weakness in our internal control over financial reporting or our failure to promptly remediate it; (2) difficult conditions in the global capital markets; (3) increased volatility and disruption of the global capital and credit markets, which may affect our ability to meet liquidity needs and access capital, including through credit facilities, generate market-related revenue and finance statutory reserve requirements; (4) exposure to global financial and capital market risks; (5) regulatory, legislative or tax changes relating to our insurance or other operations that may affect the cost of, or demand for, our products or services, or increase the cost or administrative burdens of providing benefits to employees; (6) impact on us of comprehensive financial services regulation reform; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (9) investment losses and changes to investment valuations; (10) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements or value of business acquired; (11) the defaults or deteriorating credit of other financial institutions that could adversely affect us; (12) downgrades in our financial strength or credit ratings, or MetLife, Inc.’s credit ratings; (13) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (14) availability and effectiveness of reinsurance, hedging or indemnification arrangements, as well as any default or failure of counterparties to perform; (15) differences between actual claims experience and underwriting and reserving assumptions; (16) ineffectiveness of MetLife’s risk management policies and procedures; (17) catastrophe losses; (18) exposure to losses related to variable annuity guarantee benefits, including from significant and sustained downturns or extreme volatility in equity markets, reduced interest rates, unanticipated policyholder behavior, mortality or longevity, and any adjustment for nonperformance risk; (19) our ability to address difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions, dispositions of businesses, entry into joint ventures, or legal entity reorganizations; (20) changes in accounting standards, practices and/or policies; (21) difficulties in marketing and distributing products through our distribution channels; (22) the effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyberattacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber- or other information security systems and management continuity planning; (23) any failure to protect the confidentiality of client information; (24) the effectiveness of our programs and practices in avoiding giving our associates incentives to take excessive risks; (25) the impact of technological changes on our businesses; and (26) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2018 and December 31, 2017 (Unaudited)
(In millions, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $161,028 and $157,809, respectively)	$167,322	$170,272
Equity securities, at estimated fair value	848	1,658
Mortgage loans (net of valuation allowances of $279 and $271, respectively; includes $210 and $0, respectively, at estimated fair value, relating to variable interest entities; includes $405 and $520, respectively, under the fair value option)	60,093	58,459
Policy loans	6,019	6,006
Real estate and real estate joint ventures (includes $1,186 and $1,077, respectively, relating to variable interest entities; includes $621 and $25, respectively, of real estate held-for-sale)	6,597	6,656
Other limited partnership interests	4,113	3,991
Short-term investments, principally at estimated fair value	1,818	3,155
Other invested assets (includes $126 and $131, respectively, relating to variable interest entities)	14,651	14,911
Total investments	261,461	265,108
Cash and cash equivalents, principally at estimated fair value (includes $10 and $12, respectively, relating to variable interest entities)	7,128	5,069
Accrued investment income (includes $1 and $0, respectively, relating to variable interest entities)	2,035	2,042
Premiums, reinsurance and other receivables (includes $2 and $3, respectively, relating to variable interest entities)	22,380	22,098
Deferred policy acquisition costs and value of business acquired	4,442	4,348
Current income tax recoverable	—	64
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	4,139	4,741
Separate account assets	124,626	130,825
Total assets	$426,211	$434,295
Liabilities and Equity
Liabilities
Future policy benefits	$124,977	$119,415
Policyholder account balances	91,964	93,939
Other policy-related balances	7,104	7,176
Policyholder dividends payable	531	499
Policyholder dividend obligation	792	2,121
Payables for collateral under securities loaned and other transactions	20,546	19,871
Short-term debt	251	243
Long-term debt (includes $5 and $6, respectively, at estimated fair value, relating to variable interest entities)	1,643	1,667
Current income tax payable	103	—
Deferred income tax liability	115	1,369
Other liabilities (includes $1 and $3, respectively, relating to variable interest entities)	27,328	27,409
Separate account liabilities	124,626	130,825
Total liabilities	399,980	404,534
Contingencies, Commitments and Guarantees (Note 12)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,151	14,150
Retained earnings	9,084	10,035
Accumulated other comprehensive income (loss)	2,787	5,428
Total Metropolitan Life Insurance Company stockholder’s equity	26,027	29,618
Noncontrolling interests	204	143
Total equity	26,231	29,761
Total liabilities and equity	$426,211	$434,295
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Premiums	$10,920	$5,787	$15,869	$10,968
Universal life and investment-type product policy fees	529	562	1,060	1,150
Net investment income	2,684	2,623	5,385	5,295
Other revenues	401	379	802	777
Net investment gains (losses)	(30)	131	(226)	88
Net derivative gains (losses)	305	(140)	365	(291)
Total revenues	14,809	9,342	23,255	17,987
Expenses
Policyholder benefits and claims	11,552	6,415	17,066	12,256
Interest credited to policyholder account balances	612	551	1,193	1,093
Policyholder dividends	268	279	530	560
Other expenses	1,277	1,289	2,631	2,603
Total expenses	13,709	8,534	21,420	16,512
Income (loss) before provision for income tax	1,100	808	1,835	1,475
Provision for income tax expense (benefit)	93	164	156	284
Net income (loss)	1,007	644	1,679	1,191
Less: Net income (loss) attributable to noncontrolling interests	5	2	8	3
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,002	$642	$1,671	$1,188
Comprehensive income (loss)	$(191)	$1,881	$(1,886)	$2,942
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	2	8	3
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(196)	$1,879	$(1,894)	$2,939
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$5	$14,150	$10,035	$5,428	$29,618	$143	$29,761
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			(917)	924	7		7
Balance at January 1, 2018	5	14,150	9,118	6,352	29,625	143	29,768
Capital contributions from MetLife, Inc.		3			3		3
Returns of capital		(2)			(2)		(2)
Dividends paid to MetLife, Inc.			(1,705)		(1,705)		(1,705)
Change in equity of noncontrolling interests					—	53	53
Net income (loss)			1,671		1,671	8	1,679
Other comprehensive income (loss), net of income tax				(3,565)	(3,565)		(3,565)
Balance at June 30, 2018	$5	$14,151	$9,084	$2,787	$26,027	$204	$26,231

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$5	$14,413	$9,250	$3,119	$26,787	$190	$26,977
Prior period revisions (Note 1)			(217)		(217)		(217)
Balance at December 31, 2016	5	14,413	9,033	3,119	26,570	190	26,760
Capital contributions from MetLife, Inc.		3			3		3
Returns of capital		(5)			(5)		(5)
Dividends paid to MetLife, Inc.			(1,200)		(1,200)		(1,200)
Purchase of operating joint venture interest from an affiliate (Note 5)		(249)			(249)		(249)
Change in equity of noncontrolling interests					—	3	3
Net income (loss)			1,188		1,188	3	1,191
Other comprehensive income (loss), net of income tax				1,751	1,751		1,751
Balance at June 30, 2017	$5	$14,162	$9,021	$4,870	$28,058	$196	$28,254
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$4,881	$1,915
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	33,260	26,449
Equity securities	80	131
Mortgage loans	4,041	3,579
Real estate and real estate joint ventures	342	476
Other limited partnership interests	219	309
Purchases of:
Fixed maturity securities	(32,814)	(26,712)
Equity securities	(95)	(330)
Mortgage loans	(5,421)	(4,709)
Real estate and real estate joint ventures	(250)	(385)
Other limited partnership interests	(326)	(318)
Cash received in connection with freestanding derivatives	1,178	1,134
Cash paid in connection with freestanding derivatives	(1,667)	(1,569)
Net change in policy loans	(13)	(17)
Net change in short-term investments	1,400	602
Net change in other invested assets	238	(212)
Net change in property, equipment and leasehold improvements	216	(121)
Other, net	(36)	—
Net cash provided by (used in) investing activities	352	(1,693)
Cash flows from financing activities
Policyholder account balances:
Deposits	37,730	35,346
Withdrawals	(39,860)	(35,963)
Net change in payables for collateral under securities loaned and other transactions	675	1,304
Long-term debt issued	14	—
Long-term debt repaid	(39)	(29)
Financing element on certain derivative instruments and other derivative related transactions, net	(63)	(219)
Dividends paid to MetLife, Inc.	(1,705)	(1,200)
Returns of capital	—	(5)
Return of capital associated with the purchase of operating joint venture interest from an affiliate (Note 5)	—	(249)
Other, net	73	4
Net cash provided by (used in) financing activities	(3,175)	(1,011)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	1	—
Change in cash and cash equivalents	2,059	(789)
Cash and cash equivalents, beginning of period	5,069	5,714
Cash and cash equivalents, end of period	$7,128	$4,925
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$53	$52
Income tax	$253	$819
Non-cash transactions:
Capital contributions from MetLife, Inc.	$3	$3
Fixed maturity securities received in connection with pension risk transfer transaction	$3,016	$—
Transfer of fixed maturity securities from affiliates	$—	$292
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2017 Annual Report.
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
Revisions
As discussed in Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, the Company made adjustments for group annuity reserves for which amounts previously reported have been immaterially restated. In addition, the Company has corrected other unrelated immaterial errors which were previously recorded in the periods the Company identified them.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The impact of the revisions is shown in the tables below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions)
Expenses
Policyholder benefits and claims	$6,409	$6	$6,415	$12,244	$12	$12,256
Total expenses	$8,528	$6	$8,534	$16,500	$12	$16,512
Income (loss) before provision for income tax	$814	$(6)	$808	$1,487	$(12)	$1,475
Provision for income tax expense (benefit)	$166	$(2)	$164	$288	$(4)	$284
Net income (loss)	$648	$(4)	$644	$1,199	$(8)	$1,191
Net income (loss) attributable to Metropolitan Life Insurance Company	$646	$(4)	$642	$1,196	$(8)	$1,188
Comprehensive income (loss)	$1,885	$(4)	$1,881	$2,950	$(8)	$2,942
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,883	$(4)	$1,879	$2,947	$(8)	$2,939

Interim Condensed Consolidated Statements of Equity	As Previously Reported	Revisions	As Revised
	(In millions)
Retained Earnings
Balance at December 31, 2016	$9,250	$(217)	$9,033
Net income (loss)	$1,196	$(8)	$1,188
Balance at June 30, 2017	$9,246	$(225)	$9,021
Total Metropolitan Life Insurance Company Stockholder’s Equity
Balance at December 31, 2016	$26,787	$(217)	$26,570
Balance at June 30, 2017	$28,283	$(225)	$28,058
Total Equity
Balance at December 31, 2016	$26,977	$(217)	$26,760
Balance at June 30, 2017	$28,479	$(225)	$28,254
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2018, the Company retrospectively adopted guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement to present the other components of net periodic benefit cost must be disclosed. In addition, the guidance allows only the service cost component to be eligible for capitalization when applicable. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
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
Effective January 1, 2018, the Company adopted, using a modified retrospective approach, guidance relating to recognition and measurement of financial instruments. The guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Effective January 1, 2018, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. Additionally, there will no longer be a requirement to assess equity securities for embedded derivatives requiring bifurcation. The adoption of this guidance resulted in a $101 million, net of income tax, increase to retained earnings largely offset by a decrease to AOCI that was primarily attributable to $925 million of equity securities previously classified and measured as equity securities AFS. The Company has included the required disclosures related to equity securities within Note 5.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

For the three months and six months ended June 30, 2018, the Company identified $203 million and $402 million, respectively, of revenue streams within the scope of the guidance that are all included within other revenues on the interim condensed consolidated statements of operations and comprehensive income (loss). Such amounts primarily consisted of: (i) prepaid legal plans and administrative-only contracts within the U.S. segment of $126 million and $255 million, for the three months and six months ended June 30, 2018, respectively, and (ii) distribution and administrative services fees within the MetLife Holdings segment of $55 million and $113 million for the three months and six months ended June 30, 2018, respectively.
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
In January 2017, the FASB issued new guidance on goodwill impairment (ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for a description of the two-step test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company expects the adoption of this new guidance will reduce the complexity involved with the evaluation of goodwill for impairment. The impact of the new guidance will depend on the outcomes of future goodwill impairment tests.

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
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach (subject to optional practical expedients). Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, amending certain aspects of the new leases standard. The amendments include clarification on whether to recognize a transition adjustment to earnings rather than through equity when an entity initially applies the new guidance retrospectively to each prior reporting period. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in the new guidance provide entities with an additional transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Also, the amendments provide lessors with a practical expedient related to separating components of a contract. The Company’s implementation efforts have been primarily focused on the review of its existing lease contracts, identification of other contracts that may fall under the scope of the new guidance, and performing a gap analysis on the current state of lease-related activities compared with the future state of lease-related activities. The Company identified its significant leases by geography and by asset type that will be impacted by the new guidance and has begun implementation of a new software platform to facilitate compliance with the new guidance. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”); and

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (iv) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) for GAAP.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2018 and 2017. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended June 30, 2018	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,123	$795	$2	$10,920	$—	$10,920
Universal life and investment-type product policy fees	257	248	—	505	24	529
Net investment income	1,645	1,177	(38)	2,784	(100)	2,684
Other revenues	196	67	138	401	—	401
Net investment gains (losses)	—	—	—	—	(30)	(30)
Net derivative gains (losses)	—	—	—	—	305	305
Total revenues	12,221	2,287	102	14,610	199	14,809
Expenses
Policyholder benefits and claims and policyholder dividends	10,332	1,457	2	11,791	29	11,820
Interest credited to policyholder account balances	425	187	—	612	—	612
Capitalization of DAC	(10)	1	—	(9)	—	(9)
Amortization of DAC and VOBA	15	74	—	89	(10)	79
Interest expense on debt	3	2	23	28	—	28
Other expenses	705	245	234	1,184	(5)	1,179
Total expenses	11,470	1,966	259	13,695	14	13,709
Provision for income tax expense (benefit)	159	61	(164)	56	37	93
Adjusted earnings	$592	$260	$7	859
Adjustments to:
Total revenues				199
Total expenses				(14)
Provision for income tax (expense) benefit				(37)
Net income (loss)				$1,007		$1,007

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2017	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,936	$848	$3	$5,787	$—	$5,787
Universal life and investment-type product policy fees	249	289	—	538	24	562
Net investment income	1,528	1,227	(34)	2,721	(98)	2,623
Other revenues	193	36	150	379	—	379
Net investment gains (losses)	—	—	—	—	131	131
Net derivative gains (losses)	—	—	—	—	(140)	(140)
Total revenues	6,906	2,400	119	9,425	(83)	9,342
Expenses
Policyholder benefits and claims and policyholder dividends	5,174	1,468	1	6,643	51	6,694
Interest credited to policyholder account balances	355	197	—	552	(1)	551
Capitalization of DAC	(15)	(2)	—	(17)	—	(17)
Amortization of DAC and VOBA	14	112	—	126	(96)	30
Interest expense on debt	2	2	23	27	—	27
Other expenses	678	334	242	1,254	(5)	1,249
Total expenses	6,208	2,111	266	8,585	(51)	8,534
Provision for income tax expense (benefit)	243	87	(154)	176	(12)	164
Adjusted earnings	$455	$202	$7	664
Adjustments to:
Total revenues				(83)
Total expenses				51
Provision for income tax (expense) benefit				12
Net income (loss)				$644		$644

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2018	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$14,300	$1,568	$1	$15,869	$—	$15,869
Universal life and investment-type product policy fees	510	503	—	1,013	47	1,060
Net investment income	3,238	2,381	(42)	5,577	(192)	5,385
Other revenues	392	133	277	802	—	802
Net investment gains (losses)	—	—	—	—	(226)	(226)
Net derivative gains (losses)	—	—	—	—	365	365
Total revenues	18,440	4,585	236	23,261	(6)	23,255
Expenses
Policyholder benefits and claims and policyholder dividends	14,743	2,831	(9)	17,565	31	17,596
Interest credited to policyholder account balances	819	375	—	1,194	(1)	1,193
Capitalization of DAC	(22)	3	—	(19)	—	(19)
Amortization of DAC and VOBA	32	151	—	183	(16)	167
Interest expense on debt	6	4	44	54	—	54
Other expenses	1,424	500	512	2,436	(7)	2,429
Total expenses	17,002	3,864	547	21,413	7	21,420
Provision for income tax expense (benefit)	306	138	(283)	161	(5)	156
Adjusted earnings	$1,132	$583	$(28)	1,687
Adjustments to:
Total revenues				(6)
Total expenses				(7)
Provision for income tax (expense) benefit				5
Net income (loss)				$1,679		$1,679

Six Months Ended June 30, 2017	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$9,235	$1,724	$9	$10,968	$—	$10,968
Universal life and investment-type product policy fees	512	590	—	1,102	48	1,150
Net investment income	3,092	2,483	(64)	5,511	(216)	5,295
Other revenues	390	90	297	777	—	777
Net investment gains (losses)	—	—	—	—	88	88
Net derivative gains (losses)	—	—	—	—	(291)	(291)
Total revenues	13,229	4,887	242	18,358	(371)	17,987
Expenses
Policyholder benefits and claims and policyholder dividends	9,755	2,941	3	12,699	117	12,816
Interest credited to policyholder account balances	703	392	—	1,095	(2)	1,093
Capitalization of DAC	(27)	(13)	—	(40)	—	(40)
Amortization of DAC and VOBA	29	244	—	273	(106)	167
Interest expense on debt	5	4	44	53	—	53
Other expenses	1,363	604	463	2,430	(7)	2,423
Total expenses	11,828	4,172	510	16,510	2	16,512
Provision for income tax expense (benefit)	488	222	(295)	415	(131)	284
Adjusted earnings	$913	$493	$27	1,433
Adjustments to:
Total revenues				(371)
Total expenses				(2)
Provision for income tax (expense) benefit				131
Net income (loss)				$1,191		$1,191

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2018	December 31, 2017
	(In millions)
U.S.	$245,137	$245,750
MetLife Holdings	156,597	163,397
Corporate & Other	24,477	25,148
Total	$426,211	$434,295

Revenues derived from one U.S. segment customer were $6.0 billion for both the three months and six months ended June 30, 2018, which represented 50% and 34%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer in the second quarter of 2018. Also, revenues derived from one U.S. segment customer were $751 million and $1.5 billion for the three months and six months ended June 30, 2017, respectively, which represented 11% and 11%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and six months ended June 30, 2018 and 2017.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	June 30, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$53,333		$23,674		$56,136		$25,257
Separate account value (1)	$42,991		$22,802		$45,431		$24,336
Net amount at risk	$1,260	(3)	$306	(4)	$990	(3)	$353	(4)
Average attained age of contractholders	67 years		65 years		66 years		65 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$142		N/A		$141
Net amount at risk	N/A		$88	(5)	N/A		$92	(5)
Average attained age of contractholders	N/A		53 years		N/A		52 years

	June 30, 2018		December 31, 2017
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,713	$956	$4,679	$977
Net amount at risk (6)	$45,591	$6,498	$46,704	$6,713
Average attained age of policyholders	55 years	63 years	54 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2018	2017 (1)
	(In millions)
Balance, beginning of period	$12,090	$11,621
Less: Reinsurance recoverables	1,401	1,251
Net balance, beginning of period	10,689	10,370
Incurred related to:
Current period	8,425	8,371
Prior periods (2)	73	42
Total incurred	8,498	8,413
Paid related to:
Current period	(5,172)	(5,527)
Prior periods	(3,164)	(2,861)
Total paid	(8,336)	(8,388)
Net balance, end of period	10,851	10,395
Add: Reinsurance recoverables	1,446	1,406
Balance, end of period (included in future policy benefits and other policy-related balances)	$12,297	$11,801
__________________

(1)
As discussed in Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, at December 31, 2016, the Net balance decreased and the Reinsurance recoverables increased from those amounts previously reported. Additionally, at June 30, 2017, the Net balance decreased by $151 million and the Reinsurance recoverables increased by $164 million from those amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. These adjustments to the Net balance and the Reinsurance recoverables, at both periods, are primarily to correct for improper classification of reinsurance recoverables.

(2)
During both the six months ended June 30, 2018 and 2017, as a result of changes in estimates of insured events in the respective prior periods, the claims and claim adjustment expenses associated with prior periods increased due to unfavorable claims experience.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2018	December 31, 2017
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,180	$40,463
Other policy-related balances	204	222
Policyholder dividends payable	468	437
Policyholder dividend obligation	792	2,121
Other liabilities	371	212
Total closed block liabilities	42,015	43,455
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,194	27,904
Equity securities, at estimated fair value	68	70
Mortgage loans	6,290	5,878
Policy loans	4,520	4,548
Real estate and real estate joint ventures	591	613
Other invested assets	694	731
Total investments	38,357	39,744
Accrued investment income	457	477
Premiums, reinsurance and other receivables; cash and cash equivalents	70	14
Current income tax recoverable	36	35
Deferred income tax assets	19	36
Total assets designated to the closed block	38,939	40,306
Excess of closed block liabilities over assets designated to the closed block	3,076	3,149
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,312	1,863
Unrealized gains (losses) on derivatives, net of income tax	16	(7)
Allocated to policyholder dividend obligation, net of income tax	(626)	(1,379)
Total amounts included in AOCI	702	477
Maximum future earnings to be recognized from closed block assets and liabilities	$3,778	$3,626
See Note 1 for discussion of new accounting guidance related to U.S. Tax Reform.
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
	(In millions)
Balance, beginning of period	$2,121	$1,931
Change in unrealized investment and derivative gains (losses)	(1,329)	190
Balance, end of period	$792	$2,121

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Revenues
Premiums	$410	$432	$797	$834
Net investment income	431	452	875	918
Net investment gains (losses)	(24)	(2)	(53)	(10)
Net derivative gains (losses)	13	(10)	10	(18)
Total revenues	830	872	1,629	1,724
Expenses
Policyholder benefits and claims	596	614	1,167	1,182
Policyholder dividends	238	247	482	497
Other expenses	30	32	59	64
Total expenses	864	893	1,708	1,743
Revenues, net of expenses before provision for income tax expense (benefit)	(34)	(21)	(79)	(19)
Provision for income tax expense (benefit)	(7)	(8)	(17)	(8)
Revenues, net of expenses and provision for income tax expense (benefit)	$(27)	$(13)	$(62)	$(11)
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

	June 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$56,731	$3,007	$1,018	$—	$58,720	$53,291	$5,037	$238	$—	$58,090
U.S. government and agency	33,410	2,867	439	—	35,838	35,021	3,755	231	—	38,545
Foreign corporate	24,815	998	991	—	24,822	24,367	1,655	426	—	25,596
RMBS	22,011	904	413	(33)	22,535	21,735	1,039	181	(41)	22,634
ABS	8,368	50	16	—	8,402	7,808	73	15	—	7,866
State and political subdivision	6,268	1,035	21	—	7,282	6,310	1,245	3	1	7,551
CMBS	5,367	37	75	—	5,329	5,390	124	26	—	5,488
Foreign government	4,058	459	123	—	4,394	3,887	641	26	—	4,502
Total fixed maturity securities	$161,028	$9,357	$3,096	$(33)	$167,322	$157,809	$13,569	$1,146	$(40)	$170,272
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $23 million and $4 million, and unrealized gains (losses) of ($1) million and ($3) million at June 30, 2018 and December 31, 2017, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$8,264	$31,245	$30,137	$55,636	$35,746	$161,028
Estimated fair value	$8,221	$31,583	$30,540	$60,712	$36,266	$167,322
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

	June 30, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$20,479	$744	$2,287	$274	$3,727	$57	$2,523	$181
U.S. government and agency	13,402	174	2,778	265	13,905	76	3,018	155
Foreign corporate	8,300	657	2,008	334	1,677	43	3,912	383
RMBS	8,615	217	2,779	163	3,673	30	3,332	110
ABS	2,947	11	187	5	732	3	358	12
State and political subdivision	477	13	111	8	106	1	120	3
CMBS	2,911	51	192	24	844	6	193	20
Foreign government	1,182	101	112	22	247	6	265	20
Total fixed maturity securities	$58,313	$1,968	$10,454	$1,095	$24,911	$222	$13,721	$884
Total number of securities in an unrealized loss position	4,782		931		1,295		1,103
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2018. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities increased $2.0 billion during the six months ended June 30, 2018 to $3.1 billion. The increase in gross unrealized losses for the six months ended June 30, 2018 was primarily attributable to widening credit spreads, increases in interest rates and to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities.
At June 30, 2018, $58 million of the total $3.1 billion of gross unrealized losses were from 18 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $58 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $10 million, or 17%, were related to gross unrealized losses on two investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $58 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $48 million, or 83%, were related to gross unrealized losses on 16 below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities are summarized as follows at:

	June 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Equity securities:
Common stock	$488	57.5%	$1,251	75.5%
Non-redeemable preferred stock	360	42.5	407	24.5
Total equity securities	$848	100.0%	$1,658	100.0%
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$36,721	61.1%	$35,440	60.6%
Agricultural	12,894	21.5	12,712	21.8
Residential	10,352	17.2	10,058	17.2
Subtotal (1)	59,967	99.8	58,210	99.6
Valuation allowances	(279)	(0.5)	(271)	(0.5)
Subtotal mortgage loans, net	59,688	99.3	57,939	99.1
Residential — FVO	405	0.7	520	0.9
Total mortgage loans, net	$60,093	100.0%	$58,459	100.0%
__________________

(1)
Purchases of mortgage loans, primarily residential mortgage loans, were $666 million and $954 million for the three months and six months ended June 30, 2018, respectively, and $742 million and $1.5 billion for the three months and six months ended June 30, 2017, respectively.

Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential mortgage loans — FVO is presented in Note 7. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The carrying value of foreclosed mortgage loans included in real estate and real estate joint ventures was $43 million and $44 million at June 30, 2018 and December 31, 2017, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2018
Commercial	$—	$—	$—	$—	$—	$36,721	$183	$—
Agricultural	13	13	2	112	111	12,770	38	122
Residential	—	—	—	401	362	9,990	56	362
Total	$13	$13	$2	$513	$473	$59,481	$277	$484
December 31, 2017
Commercial	$—	$—	$—	$—	$—	$35,440	$173	$—
Agricultural	22	21	2	27	27	12,664	38	46
Residential	—	—	—	358	324	9,734	58	324
Total	$22	$21	$2	$385	$351	$57,838	$269	$370
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $122 million and $351 million, respectively, for the three months ended June 30, 2018; and $0, $97 million and $342 million, respectively, for the six months ended June 30, 2018.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $6 million, $13 million and $278 million, respectively, for the three months ended June 30, 2017; and $8 million, $21 million and $266 million, respectively, for the six months ended June 30, 2017.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2018				2017
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$173	$40	$58	$271	$167	$38	$62	$267
Provision (release)	10	—	2	12	3	1	9	13
Charge-offs, net of recoveries	—	—	(4)	(4)	—	—	(8)	(8)
Balance, end of period	$183	$40	$56	$279	$170	$39	$63	$272

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2018
Loan-to-value ratios:
Less than 65%	$31,156	$680	$77	$31,913	86.9%	$32,236	87.2%
65% to 75%	3,016	256	364	3,636	9.9	3,639	9.8
76% to 80%	261	210	56	527	1.4	505	1.4
Greater than 80%	478	167	—	645	1.8	610	1.6
Total	$34,911	$1,313	$497	$36,721	100.0%	$36,990	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$29,346	$1,359	$198	$30,903	87.2%	$31,563	87.5%
65% to 75%	3,245	95	114	3,454	9.7	3,465	9.6
76% to 80%	149	171	57	377	1.1	363	1.0
Greater than 80%	400	159	147	706	2.0	665	1.9
Total	$33,140	$1,784	$516	$35,440	100.0%	$36,056	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$12,238	94.9%	$12,082	95.0%
65% to 75%	615	4.8	581	4.6
76% to 80%	32	0.2	40	0.3
Greater than 80%	9	0.1	9	0.1
Total	$12,894	100.0%	$12,712	100.0%
The estimated fair value of agricultural mortgage loans was $12.8 billion at both June 30, 2018 and December 31, 2017.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$9,955	96.2%	$9,614	95.6%
Nonperforming	397	3.8	444	4.4
Total	$10,352	100.0%	$10,058	100.0%
The estimated fair value of residential mortgage loans was $10.8 billion and $10.6 billion at June 30, 2018 and December 31, 2017, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In millions)
Commercial	$—	$—	$—	$—	$167	$—
Agricultural	233	134	136	125	107	36
Residential	397	444	—	—	397	444
Total	$630	$578	$136	$125	$671	$480

Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.4 billion and $3.1 billion at June 30, 2018 and December 31, 2017, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2018	December 31, 2017
	(In millions)
Fixed maturity securities	$6,188	$12,349
Fixed maturity securities with noncredit OTTI losses included in AOCI	33	40
Total fixed maturity securities	6,221	12,389
Equity securities	—	119
Derivatives	1,276	1,396
Other	88	1
Subtotal	7,585	13,905
Amounts allocated from:
Future policy benefits	(6)	(19)
DAC, VOBA and DSI	(536)	(790)
Policyholder dividend obligation	(792)	(2,121)
Subtotal	(1,334)	(2,930)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(7)	(14)
Deferred income tax benefit (expense)	(1,298)	(3,704)
Net unrealized investment gains (losses)	$4,946	$7,257
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2018
(In millions)
Balance, beginning of period	$7,257
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	1,310
Fixed maturity securities on which noncredit OTTI losses have been recognized	(7)
Unrealized investment gains (losses) during the period	(6,194)
Unrealized investment gains (losses) relating to:
Future policy benefits	13
DAC, VOBA and DSI	254
Policyholder dividend obligation	1,329
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7
Deferred income tax benefit (expense)	977
Balance, end of period	$4,946
Change in net unrealized investment gains (losses)	$(2,311)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2018 and December 31, 2017.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Securities Lending
Elements of the Company’s securities lending program are presented below at:

	June 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$13,584	$13,887
Estimated fair value	$14,229	$14,852
Cash collateral received from counterparties (2)	$14,545	$15,170
Security collateral received from counterparties (3)	$34	$11
Reinvestment portfolio — estimated fair value	$14,594	$15,188
__________________

(1)	Included within fixed maturity securities and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the interim condensed consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	June 30, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,739	$3,265	$8,541	$14,545	$2,927	$5,279	$6,964	$15,170
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2018 was $2.7 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, ABS and U.S. corporate securities) and cash equivalents with 65% invested in agency RMBS, U.S. government and agency securities, cash equivalents, short-term investments or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Repurchase Agreements
Elements of the Company’s short-term repurchase agreements are presented below at:

	June 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$2,422	$900
Estimated fair value	$2,514	$1,031
Cash collateral received from counterparties (2)	$2,460	$1,000
Reinvestment portfolio — estimated fair value	$2,466	$1,000
__________________

(1)	Included within fixed maturity securities, cash equivalents and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	June 30, 2018		December 31, 2017
	Remaining Tenor of Repurchase Agreements		Remaining Tenor of Repurchase Agreements
	1 Month or Less	Total	1 Month or Less	Total
(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,460	$2,460	$1,000	$1,000
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS, ABS and U.S. corporate securities) and cash equivalents with 66% invested in U.S. government and agency securities, agency RMBS, cash equivalents, short-term investments or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	June 30, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits)	$48	$49
Invested assets pledged as collateral	20,790	20,775
Total invested assets on deposit and pledged as collateral	$20,838	$20,824
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report) and derivative transactions (see Note 6). Amounts in the table above include invested assets and cash and cash equivalents.
See “— Securities Lending” and “— Repurchase Agreements” for information regarding securities on loan, Note 4 for information regarding investments designated to the closed block and “— Equity Securities” for information on common stock holdings in regional banks of the FHLB system, which are considered restricted investments.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,186	$—	$1,077	$—
Renewable energy partnership (2)	110	—	116	3
Mortgage loans (3)	210	—	—	—
Other investments	31	6	32	6
Total	$1,537	$6	$1,225	$9
__________________

(1)
The Company’s investment in these affiliated real estate joint ventures was $1.1 billion and $1.0 billion at June 30, 2018 and December 31, 2017, respectively. Other affiliates’ investments in these affiliated real estate joint ventures was $123 million and $85 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Assets of the renewable energy partnership primarily consisted of other invested assets.

(3)	The Company’s investment in these affiliated mortgage loans was $173 million at June 30, 2018. Other affiliates’ investments in these affiliated mortgage loans was $38 million at June 30, 2018.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$33,865	$33,865	$34,284	$34,284
U.S. and foreign corporate	908	908	1,166	1,166
Other limited partnership interests	3,662	5,895	3,561	5,765
Other invested assets	1,767	1,981	2,172	2,506
Real estate joint ventures	37	41	38	43
Total	$40,239	$42,690	$41,221	$43,764
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $107 million and $117 million at June 30, 2018 and December 31, 2017, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

As described in Note 12, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the six months ended June 30, 2018 and 2017.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$1,816	$1,744	$3,601	$3,510
Equity securities	10	24	21	48
Mortgage loans	688	655	1,359	1,292
Policy loans	73	77	145	153
Real estate and real estate joint ventures	142	125	253	223
Other limited partnership interests	88	147	235	343
Cash, cash equivalents and short-term investments	29	18	49	34
Operating joint venture	14	5	21	6
Other	64	40	143	105
Subtotal	2,924	2,835	5,827	5,714
Less: Investment expenses	240	212	442	419
Net investment income	$2,684	$2,623	$5,385	$5,295
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through an operating joint venture, the majority of which are accounted for under the equity method. Net investment income from other limited partnership interests and operating joint venture, accounted for under the equity method; and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $57 million and $190 million for the three months and six months ended June 30, 2018, respectively, and $73 million and $187 million for the three months and six months ended June 30, 2017, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
State and political subdivision	$—	$(1)	$—	$(1)
OTTI losses on fixed maturity securities recognized in earnings	—	(1)	—	(1)
Fixed maturity securities — net gains (losses) on sales and disposals	(64)	9	(109)	40
Total gains (losses) on fixed maturity securities	(64)	8	(109)	39
Total gains (losses) on equity securities:
OTTI losses recognized — by security type:
Common stock	—	(5)	—	(12)
Non-redeemable preferred stock	—	—	—	(1)
Total OTTI losses on equity securities recognized in earnings	—	(5)	—	(13)
Equity securities — net gains (losses) on sales and disposals	8	4	8	1
Change in estimated fair value of equity securities (1)	—	—	(39)	—
Total gains (losses) on equity securities	8	(1)	(31)	(12)
Mortgage loans	(12)	(16)	(33)	(28)
Real estate and real estate joint ventures	75	270	100	267
Other limited partnership interests	8	(11)	8	(14)
Other (2)	(73)	(73)	(179)	(111)
Subtotal	(58)	177	(244)	141
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(1)	—	(7)	—
Non-investment portfolio gains (losses)	29	(46)	25	(53)
Subtotal	28	(46)	18	(53)
Total net investment gains (losses)	$(30)	$131	$(226)	$88
__________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $7 million and ($30) million for the three months and six months ended June 30, 2018, respectively. See Note 1.

(2)
Other gains (losses) includes a renewable energy partnership realized loss of $83 million for both the three months and six months ended June 30, 2018 and a leveraged lease impairment of $105 million for the six months ended June 30, 2018.

See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $29 million and $18 million for the three months and six months ended June 30, 2018, respectively, and ($61) million and ($109) million for the three months and six months ended June 30, 2017, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Proceeds	$11,585	$8,734	$24,840	$16,212
Gross investment gains	$40	$63	$91	$193
Gross investment losses	(104)	(54)	(200)	(153)
OTTI losses	—	(1)	—	(1)
Net investment gains (losses)	$(64)	$8	$(109)	$39
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Balance, beginning of period	$104	$141	$110	$157
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(11)	(5)	(17)	(21)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	—	(1)	—
Balance, end of period	$92	$136	$92	$136

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$—	$—	$453
Amortized cost of invested assets transferred to affiliates	$—	$—	$—	$416
Net investment gains (losses) recognized on transfers	$—	$—	$—	$37
Estimated fair value of invested assets transferred from affiliates	$77	$—	$77	$293
In January 2017, the Company received transferred investments with an estimated fair value of $292 million, which are included in the table above, in addition to $275 million in cash related to the recapture of risks from minimum benefit guarantees on certain variable annuities previously reinsured by Brighthouse Life Insurance Company (“Brighthouse Insurance”).
The unpaid principal balance of MetLife, Inc. affiliated loans held by the Company totaled $1.8 billion at both June 30, 2018 and December 31, 2017. In March 2018, three senior notes previously issued by MetLife, Inc. to the Company were redenominated to Japanese yen. A $500 million senior note was redenominated to a new 53.3 billion Japanese yen senior note to the Company. The 53.3 billion Japanese yen senior note matures in June 2019 and bears interest at a rate per annum of 1.45%, payable semi-annually. A $250 million senior note was redenominated to a new 26.5 billion Japanese yen senior note to the Company. The 26.5 billion Japanese yen senior note matures in October 2019 and bears interest at a rate per annum of 1.72%, payable semi-annually. A $250 million senior note was also redenominated to a new 26.5 billion Japanese yen senior note to the Company. The 26.5 billion Japanese yen senior note matures in September 2020 and bears interest at a rate per annum of 0.82%, payable semi-annually. In the second quarter of 2018, the remaining $825 million of affiliated senior notes previously issued by MetLife, Inc. to the Company were redenominated to a new 38.5 billion Japanese yen senior note which matures in July 2021 and bears interest at a rate per annum of 2.97%, payable semi-annually and a new 51.0 billion Japanese yen senior note which matures in December 2021 and bears interest at a rate per annum of 3.14%, payable semi-annually. The carrying value of these MetLife, Inc. affiliated loans totaled $1.8 billion at both June 30, 2018 and December 31, 2017, and are included in other invested assets. Net investment income from these affiliated loans was $4 million and $15 million for the three months and six months ended June 30, 2018, respectively, and $20 million and $39 million for the three months and six months ended June 30, 2017, respectively.
As a structured settlements assignment company, the Company purchases annuities from Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) to fund the periodic structured settlement claim payment obligations it assumes. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate annuity contract values recorded, for which the Company has also recorded unpaid claim obligations of equal amounts, were $1.3 billion at both June 30, 2018 and December 31, 2017. The related net investment income and corresponding policyholder benefits and claims recognized were $18 million and $36 million for the three months and six months ended June 30, 2018, respectively, and $17 million and $33 million for the three months and six months ended June 30, 2017, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which is included in other invested assets, with a carrying value of $100 million at both June 30, 2018 and December 31, 2017. Net investment income from this surplus note was $1 million and $2 million for the three months and six months ended June 30, 2018, respectively, and $1 million and $2 million for the three months and six months ended June 30, 2017, respectively.
The Company held preferred stock of Metropolitan Property and Casualty Insurance Company, an affiliate, which was included in other invested assets, with a carrying value of $315 million at both June 30, 2018 and December 31, 2017. Net investment income from the affiliated preferred stock dividends was $2 million and $4 million for the three months and six months ended June 30, 2018, respectively, and $2 million and $3 million for the three months and six months ended June 30, 2017, respectively.
In March 2017, the Company purchased from Brighthouse Insurance an interest in an operating joint venture for $286 million, which was settled in cash in April 2017.
See Note 2 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for information regarding the separation of Brighthouse. In June 2018, MetLife, Inc. sold Brighthouse Financial, Inc. common stock in exchange for MetLife, Inc. senior notes. As of June 30, 2018, MetLife, Inc. no longer held any shares of Brighthouse Financial, Inc. for its own account; however, certain insurance company separate accounts managed by MetLife, Inc. held shares of Brighthouse Financial, Inc.
Through March 31, 2018, the Company provided investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $19 million for the six months ended June 30, 2018 and $18 million and $36 million for the three months and six months ended June 30, 2017, respectively. Effective April 1, 2018, the Company receives investment advisory services from an affiliate. The related affiliated investment advisory charges were $69 million for the three months ended June 30, 2018.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures and affiliated mortgage loans.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,483	$2,074	$1	$3,826	$2,289	$3
Foreign currency swaps	Foreign currency exchange rate	628	21	—	1,082	47	17
Subtotal		3,111	2,095	1	4,908	2,336	20
Cash flow hedges:
Interest rate swaps	Interest rate	3,155	135	13	3,337	234	—
Interest rate forwards	Interest rate	3,073	—	221	3,333	—	127
Foreign currency swaps	Foreign currency exchange rate	24,887	884	1,187	22,287	795	1,078
Subtotal		31,115	1,019	1,421	28,957	1,029	1,205
Total qualifying hedges		34,226	3,114	1,422	33,865	3,365	1,225
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	36,717	1,404	85	43,028	1,722	336
Interest rate floors	Interest rate	7,201	57	—	7,201	91	—
Interest rate caps	Interest rate	45,376	246	1	53,079	78	2
Interest rate futures	Interest rate	765	—	—	2,257	1	2
Interest rate options	Interest rate	20,625	117	—	7,525	142	11
Interest rate total return swaps	Interest rate	1,048	26	—	1,048	8	2
Synthetic GICs	Interest rate	12,775	—	—	11,318	—	—
Foreign currency swaps	Foreign currency exchange rate	6,897	659	118	6,739	547	164
Foreign currency forwards	Foreign currency exchange rate	1,405	29	13	961	16	7
Credit default swaps — purchased	Credit	903	17	5	980	7	8
Credit default swaps — written	Credit	8,306	139	4	7,874	181	—
Equity futures	Equity market	1,084	—	1	1,282	5	1
Equity index options	Equity market	18,141	448	439	14,408	384	476
Equity variance swaps	Equity market	3,530	44	169	3,530	45	169
Equity total return swaps	Equity market	971	13	15	1,077	—	39
Total non-designated or nonqualifying derivatives		165,744	3,199	850	162,307	3,227	1,217
Total		$199,970	$6,313	$2,272	$196,172	$6,592	$2,442
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$99	$59	$(174)	$(467)
Embedded derivatives gains (losses)	206	(199)	539	176
Total net derivative gains (losses)	$305	$(140)	$365	$(291)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$99	$72	$176	$147
Interest credited to policyholder account balances	(29)	(14)	(52)	(20)
Nonqualifying hedges:
Net derivative gains (losses)	84	107	166	234
Policyholder benefits and claims	2	1	4	2
Total	$156	$166	$294	$363

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2018
Interest rate derivatives	$(85)	$—	$—
Foreign currency exchange rate derivatives	394	—	—
Credit derivatives — purchased	13	—	—
Credit derivatives — written	(27)	—	—
Equity derivatives	(111)	—	(16)
Total	$184	$—	$(16)
Three Months Ended June 30, 2017
Interest rate derivatives	$66	$(2)	$—
Foreign currency exchange rate derivatives	(276)	—	—
Credit derivatives — purchased	(2)	—	—
Credit derivatives — written	29	—	—
Equity derivatives	(97)	(1)	(37)
Total	$(280)	$(3)	$(37)
Six Months Ended June 30, 2018
Interest rate derivatives	$(341)	$4	$—
Foreign currency exchange rate derivatives	180	—	—
Credit derivatives — purchased	12	—	—
Credit derivatives — written	(55)	—	—
Equity derivatives	(101)	1	(15)
Total	$(305)	$5	$(15)
Six Months Ended June 30, 2017
Interest rate derivatives	$(200)	$—	$—
Foreign currency exchange rate derivatives	(401)	—	—
Credit derivatives — purchased	(8)	—	—
Credit derivatives — written	56	—	—
Equity derivatives	(318)	(2)	(97)
Total	$(871)	$(2)	$(97)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2018
Interest rate swaps:	Fixed maturity securities	$—	$(1)	$(1)
	Policyholder liabilities (1)	(68)	71	3
Foreign currency swaps:	Foreign-denominated fixed maturity securities and mortgage loans	49	(50)	(1)
	Foreign-denominated policyholder account balances (2)	5	(5)	—
Total		$(14)	$15	$1
Three Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$(1)	$(1)
	Policyholder liabilities (1)	50	20	70
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(2)	2	—
	Foreign-denominated policyholder account balances (2)	45	(26)	19
Total		$93	$(5)	$88
Six Months Ended June 30, 2018
Interest rate swaps:	Fixed maturity securities	$3	$(3)	$—
	Policyholder liabilities (1)	(281)	283	2
Foreign currency swaps:	Foreign-denominated fixed maturity securities and mortgage loans	24	(25)	(1)
	Foreign-denominated policyholder account balances (2)	23	(23)	—
Total		$(231)	$232	$1
Six Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$1	$(2)	$(1)
	Policyholder liabilities (1)	(2)	71	69
Foreign currency swaps:	Foreign-denominated fixed maturity securities	(5)	5	—
	Foreign-denominated policyholder account balances (2)	46	(24)	22
Total		$40	$50	$90
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were less than $1 million for both the three months and six months ended June 30, 2018, and $0 and $20 million for the three months and six months ended June 30, 2017, respectively.
At June 30, 2018 and December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.
At June 30, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $1.3 billion and $1.4 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended June 30, 2018
Interest rate swaps	$(49)	$1	$6	$3
Interest rate forwards	(9)	(1)	—	(1)
Foreign currency swaps	235	(398)	(1)	6
Credit forwards	—	—	—	—
Total	$177	$(398)	$5	$8
Three Months Ended June 30, 2017
Interest rate swaps	$71	$6	$4	$6
Interest rate forwards	92	—	—	(1)
Foreign currency swaps	17	397	—	—
Credit forwards	—	1	—	—
Total	$180	$404	$4	$5
Six Months Ended June 30, 2018
Interest rate swaps	$(222)	$17	$9	$1
Interest rate forwards	(113)	3	1	(1)
Foreign currency swaps	6	(238)	(1)	5
Credit forwards	—	—	—	—
Total	$(329)	$(218)	$9	$5
Six Months Ended June 30, 2017
Interest rate swaps	$75	$14	$8	$7
Interest rate forwards	136	(4)	1	(1)
Foreign currency swaps	35	600	—	1
Credit forwards	—	1	—	—
Total	$246	$611	$9	$7
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

At June 30, 2018, the Company expected to reclassify $113 million of deferred net gains (losses) on derivatives in AOCI, included in the table above, to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.3 billion and $7.9 billion, at June 30, 2018 and December 31, 2017, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2018 and December 31, 2017, the Company would have received $135 million and $181 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$153	2.4	$3	$159	2.8
Credit default swaps referencing indices	37	2,384	2.4	42	2,193	2.7
Subtotal	39	2,537	2.4	45	2,352	2.7
Baa
Single name credit default swaps (3)	2	322	1.9	4	416	1.5
Credit default swaps referencing indices	59	4,817	5.2	111	4,761	5.2
Subtotal	61	5,139	4.9	115	5,177	4.9
Ba
Single name credit default swaps (3)	—	10	2.0	1	105	3.4
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	10	2.0	1	105	3.4
B
Single name credit default swaps (3)	—	—	—	2	20	3.5
Credit default swaps referencing indices	35	620	5.0	18	220	5.0
Subtotal	35	620	5.0	20	240	4.9
Total	$135	$8,306	4.2	$181	$7,874	4.2
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $8.3 billion and $7.9 billion of future payments under credit default provisions at June 30, 2018 and December 31, 2017 set forth in the table above was $16 million and $27 million at June 30, 2018 and December 31, 2017, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement (1)	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,277	$2,221	$6,478	$2,203
OTC-cleared (1), (6)	118	29	168	216
Exchange-traded	—	1	6	3
Total gross estimated fair value of derivatives (1)	6,395	2,251	6,652	2,422
Amounts offset on the interim condensed consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1), (6)	6,395	2,251	6,652	2,422
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,952)	(1,952)	(1,891)	(1,891)
OTC-cleared	(16)	(16)	(31)	(31)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,358)	—	(3,448)	—
OTC-cleared	(98)	—	(131)	(179)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(860)	(269)	(954)	(312)
OTC-cleared	—	(9)	—	(6)
Exchange-traded	—	(1)	—	(3)
Net amount after application of master netting agreements and collateral	$111	$4	$197	$—
__________________

(1)
At June 30, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $82 million and $60 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($21) million and ($20) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2018 and December 31, 2017, the Company received excess cash collateral of $85 million and $122 million, respectively, and provided excess cash collateral of $0 and $9 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $16 million and $30 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $81 million and $152 million, respectively, for its OTC-bilateral derivatives, and $225 million and $299 million, respectively, for its OTC-cleared derivatives, and $51 million and $50 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	June 30, 2018			December 31, 2017
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$269	$—	$269	$313	$—	$313
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$337	$—	$337	$399	$—	$399
Cash	$—	$—	$—	$—	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Options embedded in debt or equity securities (1)	Investments	$—	$(113)
Embedded derivatives within asset host contracts		$—	$(113)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(169)	$(94)
Assumed guaranteed minimum benefits	Policyholder account balances	2	3
Funds withheld on ceded reinsurance	Other liabilities	525	898
Fixed annuities with equity indexed returns	Policyholder account balances	79	69
Embedded derivatives within liability host contracts		$437	$876
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

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net derivative gains (losses) (1), (2)	$206	$(199)	$539	$176
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $0 and ($21) million for the three months and six months ended June 30, 2018, respectively, ($10) million and ($22) million for the three months and six months ended June 30, 2017, respectively.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$55,610	$3,110	$58,720
U.S. government and agency	16,467	19,371	—	35,838
Foreign corporate	—	20,868	3,954	24,822
RMBS	—	19,625	2,910	22,535
ABS	—	7,566	836	8,402
State and political subdivision	—	7,282	—	7,282
CMBS	—	5,205	124	5,329
Foreign government	—	4,383	11	4,394
Total fixed maturity securities	16,467	139,910	10,945	167,322
Equity securities	385	118	345	848
Other limited partnership interests	—	—	163	163
Short-term investments	261	1,005	552	1,818
Residential mortgage loans — FVO	—	—	405	405
Derivative assets: (1)
Interest rate	—	4,033	26	4,059
Foreign currency exchange rate	—	1,593	—	1,593
Credit	—	122	34	156
Equity market	—	446	59	505
Total derivative assets	—	6,194	119	6,313
Embedded derivatives within asset host contracts (3)	—	—	—	—
Separate account assets (3)	22,476	101,005	1,145	124,626
Total assets	$39,589	$248,232	$13,674	$301,495
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$100	$221	$321
Foreign currency exchange rate	—	1,314	4	1,318
Credit	—	9	—	9
Equity market	1	454	169	624
Total derivative liabilities	1	1,877	394	2,272
Embedded derivatives within liability host contracts (2)	—	—	437	437
Separate account liabilities (3)	4	7	7	18
Total liabilities	$5	$1,884	$838	$2,727

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

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the interim condensed consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the interim condensed consolidated balance sheets. At June 30, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($113) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and less than 1% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2018.
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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at June 30, 2018 and December 31, 2017.
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

					June 30, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	87	-	137	107	83	-	142	111	Increase
	•	Market pricing	•	Quoted prices (4)	37	-	770	128	10	-	443	123	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	107	95	—	-	126	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	15	-	103	100	27	-	104	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)					100	-	101	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	287	-	311		200	-	300		Increase (7)
			•	Repurchase rates (8)	1	-	52		(5)	-	5		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(8)	-	6		(14)	-	(3)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	100		—	-	—		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	17%	-	30%		11%	-	31%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	3%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	17.35%	-	25%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	0.49%		0.02%	-	0.44%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(10)	At both June 30, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Foreign Government	Structured Securities	Equity Securities	Other Limited Partnership Interests
	(In millions)
Three Months Ended June 30, 2018
Balance, beginning of period	$7,295	$13	$3,852	$359	$189
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	5	—	20	(5)	—
Total realized/unrealized gains (losses) included in AOCI	(227)	(1)	4	—	2
Purchases (4)	637	—	652	5	—
Sales (4)	(559)	(1)	(202)	(14)	(28)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	—	—	2	—	—
Transfers out of Level 3 (5)	(87)	—	(458)	—	—
Balance, end of period	$7,064	$11	$3,870	$345	$163
Three Months Ended June 30, 2017
Balance, beginning of period	$8,048	$18	$4,967	$430	$—
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	3	—	24	(4)	—
Total realized/unrealized gains (losses) included in AOCI	180	—	46	11	—
Purchases (4)	1,075	—	314	5	—
Sales (4)	(759)	(1)	(516)	(26)	—
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	147	—	53	—	—
Transfers out of Level 3 (5)	(236)	(3)	(755)	—	—
Balance, end of period	$8,458	$14	$4,133	$416	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$(1)	$—	$18	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (6)	$1	$—	$21	$(4)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2018
Balance, beginning of period	$550	$438	$(293)	$(591)	$1,222
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	1	(24)	206	(1)
Total realized/unrealized gains (losses) included in AOCI	—	—	(8)	—	—
Purchases (4)	2	—	4	—	270
Sales (4)	—	(17)	—	—	(321)
Issuances (4)	—	—	—	—	(2)
Settlements (4)	—	(17)	46	(52)	2
Transfers into Level 3 (5)	—	—	—	—	71
Transfers out of Level 3 (5)	—	—	—	—	(103)
Balance, end of period	$552	$405	$(275)	$(437)	$1,138
Three Months Ended June 30, 2017
Balance, beginning of period	$775	$639	$(424)	$(890)	$1,184
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	1	6	45	(179)	2
Total realized/unrealized gains (losses) included in AOCI	—	—	91	—	—
Purchases (4)	98	42	—	—	167
Sales (4)	—	(47)	—	—	(100)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	(25)	11	61	(16)
Transfers into Level 3 (5)	—	—	—	—	15
Transfers out of Level 3 (5)	(53)	—	—	—	(277)
Balance, end of period	$821	$615	$(277)	$(1,008)	$975
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$—	$(1)	$(6)	$207	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30 2017 (6)	$1	$6	$29	$(179)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Foreign Government	Structured Securities	Equity Securities	Other Limited Partnership Interests
	(In millions)
Six Months Ended June 30, 2018
Balance, beginning of period	$7,586	$31	$4,076	$366	$—
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	9	—	43	(11)	(6)
Total realized/unrealized gains (losses) included in AOCI	(258)	(1)	11	—	4
Purchases (4)	927	—	656	5	—
Sales (4)	(1,016)	(1)	(423)	(15)	(47)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	124	—	48	—	212
Transfers out of Level 3 (5)	(308)	(18)	(541)	—	—
Balance, end of period	$7,064	$11	$3,870	$345	$163
Six Months Ended June 30, 2017
Balance, beginning of period	$8,839	$21	$4,541	$420	$—
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	9	—	55	(14)	—
Total realized/unrealized gains (losses) included in AOCI	283	—	72	30	—
Purchases (4)	1,604	—	443	6	—
Sales (4)	(1,127)	(1)	(788)	(26)	—
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	108	—	65	—	—
Transfers out of Level 3 (5)	(1,258)	(6)	(255)	—	—
Balance, end of period	$8,458	$14	$4,133	$416	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$(1)	$—	$38	$—	$(6)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (6)	$1	$—	$45	$(10)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2018
Balance, beginning of period	$7	$520	$(191)	$(876)	$958
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	3	(71)	539	1
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(112)	—	—
Purchases (4)	552	—	4	—	307
Sales (4)	(1)	(81)	—	—	(147)
Issuances (4)	—	—	—	—	(3)
Settlements (4)	—	(37)	95	(100)	1
Transfers into Level 3 (5)	—	—	—	—	99
Transfers out of Level 3 (5)	(5)	—	—	—	(78)
Balance, end of period	$552	$405	$(275)	$(437)	$1,138
Six Months Ended June 30, 2017
Balance, beginning of period	$25	$566	$(559)	$(893)	$1,141
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	1	3	35	211	(17)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	135	—	—
Purchases (4)	820	174	—	—	211
Sales (4)	(15)	(79)	—	—	(78)
Issuances (4)	—	—	—	—	1
Settlements (4)	—	(49)	112	(326)	(50)
Transfers into Level 3 (5)	—	—	—	—	12
Transfers out of Level 3 (5)	(9)	—	—	—	(245)
Balance, end of period	$821	$615	$(277)	$(1,008)	$975
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (6)	$—	$(8)	$11	$542	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (6)	$1	$3	$14	$212	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	June 30, 2018	December 31, 2017
	(In millions)
Unpaid principal balance	$496	$650
Difference between estimated fair value and unpaid principal balance	(91)	(130)
Carrying value at estimated fair value	$405	$520
Loans in nonaccrual status	$129	$198
Loans more than 90 days past due	$64	$94
Loans in nonaccrual status or more than 90 days past due, or both - difference between aggregate estimated fair value and unpaid principal balance	$(66)	$(102)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$59,688	$—	$—	$60,581	$60,581
Policy loans	$6,019	$—	$265	$6,638	$6,903
Other invested assets	$2,925	$—	$2,683	$161	$2,844
Premiums, reinsurance and other receivables	$14,850	$—	$556	$14,746	$15,302
Liabilities
Policyholder account balances	$73,874	$—	$—	$74,363	$74,363
Long-term debt	$1,638	$—	$1,903	$—	$1,903
Other liabilities	$14,472	$—	$1,212	$13,308	$14,520
Separate account liabilities	$57,282	$—	$57,282	$—	$57,282

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
8. Equity
Dividend Restrictions
The table below sets forth the dividends permitted to be paid in 2018 by Metropolitan Life Insurance Company to MetLife, Inc. without insurance regulatory approval and the dividends paid during the six months ended June 30, 2018:

Company	Paid (1)		Permitted Without Approval
	(In millions)
Metropolitan Life Insurance Company	$1,705	(2)	$3,075
__________________

(1)	Reflects all amounts paid, including those requiring regulatory approval.

(2)
Represents an ordinary dividend of $1.0 billion and an extraordinary dividend of $705 million that was paid with regulatory approval. The extraordinary dividend was paid in cash with proceeds from the sale to an affiliate of certain property, equipment, leasehold improvements and computer software that were non-admitted by Metropolitan Life Insurance Company for statutory accounting purposes. The affiliate received a capital contribution in cash from MetLife, Inc. to fund the purchase.

See Note 12 of the Notes to Consolidated Financial Statements included in the 2017 Annual Report for additional information on dividend restrictions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, was as follows:

	Three Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,597	$563	$(38)	$(2,137)	$3,985
OCI before reclassifications	(2,204)	177	(10)	—	(2,037)
Deferred income tax benefit (expense)	470	(48)	1	—	423
AOCI before reclassifications, net of income tax	3,863	692	(47)	(2,137)	2,371
Amounts reclassified from AOCI	89	393	—	31	513
Deferred income tax benefit (expense)	(19)	(72)	—	(6)	(97)
Amounts reclassified from AOCI, net of income tax	70	321	—	25	416
Balance, end of period	$3,933	$1,013	$(47)	$(2,112)	$2,787

	Three Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$4,199	$1,364	$(92)	$(1,838)	$3,633
OCI before reclassifications	2,087	180	13	3	2,283
Deferred income tax benefit (expense)	(737)	(63)	(3)	(1)	(804)
AOCI before reclassifications, net of income tax	5,549	1,481	(82)	(1,836)	5,112
Amounts reclassified from AOCI	2	(408)	—	37	(369)
Deferred income tax benefit (expense)	(2)	143	—	(14)	127
Amounts reclassified from AOCI, net of income tax	—	(265)	—	23	(242)
Balance, end of period	$5,549	$1,216	$(82)	$(1,813)	$4,870

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Six Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,351	$906	$(47)	$(1,782)	$5,428
OCI before reclassifications	(4,584)	(329)	12	—	(4,901)
Deferred income tax benefit (expense)	985	55	(5)	—	1,035
AOCI before reclassifications, net of income tax	2,752	632	(40)	(1,782)	1,562
Amounts reclassified from AOCI	99	209	—	62	370
Deferred income tax benefit (expense)	(21)	(35)	—	(13)	(69)
Amounts reclassified from AOCI, net of income tax	78	174	—	49	301
Cumulative effects of changes in accounting principles	(119)	—	—	—	(119)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,222	207	(7)	(379)	1,043
Cumulative effects of changes in accounting principles, net of income tax (2)	1,103	207	(7)	(379)	924
Balance, end of period	$3,933	$1,013	$(47)	$(2,112)	$2,787

	Six Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,592	$1,459	$(67)	$(1,865)	$3,119
OCI before reclassifications	2,874	246	(20)	3	3,103
Deferred income tax benefit (expense)	(1,001)	(86)	5	(1)	(1,083)
AOCI before reclassifications, net of income tax	5,465	1,619	(82)	(1,863)	5,139
Amounts reclassified from AOCI	128	(620)	—	78	(414)
Deferred income tax benefit (expense)	(44)	217	—	(28)	145
Amounts reclassified from AOCI, net of income tax	84	(403)	—	50	(269)
Balance, end of period	$5,549	$1,216	$(82)	$(1,813)	$4,870
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(58)	$7	$(105)	$35	Net investment gains (losses)
Net unrealized investment gains (losses)	7	(5)	10	(2)	Net investment income
Net unrealized investment gains (losses)	(38)	(4)	(4)	(161)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(89)	(2)	(99)	(128)
Income tax (expense) benefit	19	2	21	44
Net unrealized investment gains (losses), net of income tax	(70)	—	(78)	(84)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	6	17	14	Net derivative gains (losses)
Interest rate swaps	6	4	9	8	Net investment income
Interest rate forwards	(1)	—	3	(4)	Net derivative gains (losses)
Interest rate forwards	—	—	1	1	Net investment income
Foreign currency swaps	(398)	397	(238)	600	Net derivative gains (losses)
Foreign currency swaps	(1)	—	(1)	—	Net investment income
Credit forwards	—	1	—	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(393)	408	(209)	620
Income tax (expense) benefit	72	(143)	35	(217)
Gains (losses) on cash flow hedges, net of income tax	(321)	265	(174)	403
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(35)	(44)	(71)	(89)
Amortization of prior service (costs) credit	4	7	9	11
Amortization of defined benefit plan items, before income tax	(31)	(37)	(62)	(78)
Income tax (expense) benefit	6	14	13	28
Amortization of defined benefit plan items, net of income tax	(25)	(23)	(49)	(50)
Total reclassifications, net of income tax	$(416)	$242	$(301)	$269
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
General and administrative expenses	$649	$664	$1,340	$1,254
Pension, postretirement and postemployment benefit costs	17	41	34	87
Premium taxes, other taxes, and licenses & fees	88	54	183	149
Commissions and other variable expenses	425	490	872	933
Capitalization of DAC	(9)	(17)	(19)	(40)
Amortization of DAC and VOBA	79	30	167	167
Interest expense on debt	28	27	54	53
Total other expenses	$1,277	$1,289	$2,631	$2,603
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Employee Benefit Plans (continued)

The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended June 30,
	2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$39	$2	$40	$2
Interest costs	93	14	98	21
Expected return on plan assets	(132)	(18)	(120)	(18)
Amortization of net actuarial (gains) losses	44	(9)	44	—
Amortization of prior service costs (credit)	—	(4)	(1)	(6)
Allocated to affiliates	(21)	8	(8)	(1)
Net periodic benefit costs (credit)	$23	$(7)	$53	$(2)

	Six Months Ended June 30,
	2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$79	$3	$80	$3
Interest costs	186	25	197	34
Expected return on plan assets	(263)	(36)	(241)	(32)
Amortization of net actuarial (gains) losses	88	(17)	89	—
Amortization of prior service costs (credit)	—	(9)	(1)	(10)
Allocated to affiliates	(38)	13	(17)	(1)
Net periodic benefit costs (credit)	$52	$(21)	$107	$(6)

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
In accordance with Staff Accounting Bulletin 118 issued by the U.S. Securities and Exchange Commission (“SEC”) in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting is not complete. For these items, the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates will be reported as provisional amounts during the measurement period, which will not exceed one year from the date of enactment of U.S. Tax Reform. The Company may reflect adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
See Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for further information. As of June 30, 2018, no updates were made to the provisional amounts.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2018. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $575 million.

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
As reported in the 2017 Annual Report, Metropolitan Life Insurance Company received approximately 3,514 asbestos-related claims in 2017. During the six months ended June 30, 2018 and 2017, Metropolitan Life Insurance Company received approximately 1,754 and 1,896 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2017. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2018.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Inquiries into Pension Benefits and Related Litigation
The Company informed its primary state regulator, the New York Department of Financial Services (“NYDFS”), about its practices in connection with the payment of certain pension benefits to annuitants and related matters. The NYDFS is examining the issue. The Division of Enforcement of the SEC is also investigating this matter and several additional regulators, including, but not limited to, the Massachusetts Securities Division, have made inquiries into these practices, including as to related disclosures. It is possible that other jurisdictions may pursue similar investigations or inquiries. As previously disclosed in the 2017 Annual Report, the Company, in connection with a review of practices and procedures used to estimate reserves related to certain Retirement Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time, identified a material weakness in its internal control over financial reporting related to certain RIS group annuity reserves. In conjunction with the material weakness, the Company increased reserves by $510 million pre-tax to reinstate reserves previously released, and to reflect accrued interest and other related liabilities. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
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
Roycroft v. MetLife, Inc., et al. (S.D.N.Y., filed June 18, 2018)
Plaintiff filed this putative class action against MetLife, Inc. and Metropolitan Life Insurance Company on behalf of all persons due benefits under group annuity contracts and whose annuity benefits were released from reserves. Plaintiff asserts claims for conversion, unjust enrichment, constructive trust and accounting based on allegations that the Company held and profited from monies owed to beneficiaries of group annuity contracts by releasing reserves after failing to locate the beneficiaries. Plaintiff seeks declaratory and injunctive relief, as well as unspecified compensatory and punitive damages, and other relief. The Company intends to defend this action vigorously.
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
Miller, et al. v. MetLife, Inc., et al. (C.D. Cal., filed April 7, 2017)
Plaintiff filed this putative class action against MetLife, Inc. and Metropolitan Life Insurance Company in the U.S. District Court for the Central District of California, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy with a Group Variable Universal Life policy wherein MetLife allegedly charged smoker rates for certain non-smokers. Plaintiff seeks unspecified compensatory and punitive damages, as well as other relief. On September 25, 2017, plaintiff dismissed the action and refiled the complaint in U.S. District Court for the Southern District of New York. On November 9, 2017, plaintiff dismissed MetLife, Inc. without prejudice from the action. The Company intends to defend this action vigorously.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.3 billion and $3.3 billion at June 30, 2018 and December 31, 2017, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $3.6 billion and $3.9 billion at June 30, 2018 and December 31, 2017, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $493 million, with a cumulative maximum of $781 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $4 million at both June 30, 2018 and December 31, 2017 for indemnities, guarantees and commitments.
13. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $468 million and $984 million for the three months and six months ended June 30, 2018, respectively, and $539 million and $1.1 billion for the three months and six months ended June 30, 2017, respectively. Total revenues received from affiliates related to these agreements were $57 million and $115 million for the three months and six months ended June 30, 2018, respectively, and $57 million and $117 million for the three months and six months ended June 30, 2017, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $409 million and $707 million for the three months and six months ended June 30, 2018, respectively, and $340 million and $676 million for the three months and six months ended June 30, 2017, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $6 million and $205 million at June 30, 2018 and December 31, 2017, respectively.
See Notes 5 and 10 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, and Metropolitan Tower Life Insurance Company, all of which are related parties. Additionally, the Company has reinsurance agreements with Brighthouse Insurance, Brighthouse Life Insurance Company of NY and New England Life Insurance Company, former subsidiaries of MetLife, Inc. that were part of the separation of Brighthouse and were related parties through June 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$2	$27	$5	$113
Reinsurance ceded	(31)	(33)	(63)	(69)
Net premiums	$(29)	$(6)	$(58)	$44
Universal life and investment-type product policy fees
Reinsurance assumed	$(3)	$5	$(2)	$18
Reinsurance ceded	(5)	(5)	(10)	(10)
Net universal life and investment-type product policy fees	$(8)	$—	$(12)	$8
Other revenues
Reinsurance assumed	$2	$3	$5	$26
Reinsurance ceded	130	140	263	282
Net other revenues	$132	$143	$268	$308
Policyholder benefits and claims
Reinsurance assumed	$—	$(1)	$4	$59
Reinsurance ceded	(29)	(31)	(57)	(64)
Net policyholder benefits and claims	$(29)	$(32)	$(53)	$(5)
Interest credited to policyholder account balances
Reinsurance assumed	$11	$11	$22	$24
Reinsurance ceded	(3)	(3)	(6)	(6)
Net interest credited to policyholder account balances	$8	$8	$16	$18
Other expenses
Reinsurance assumed	$2	$36	$10	$37
Reinsurance ceded	126	167	258	320
Net other expenses	$128	$203	$268	$357

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$44	$12,670	$47	$12,762
Deferred policy acquisition costs and value of business acquired	—	(180)	—	(180)
Total assets	$44	$12,490	$47	$12,582
Liabilities
Future policy benefits	$370	$(2)	$380	$(4)
Policyholder account balances	158	—	166	—
Other policy-related balances	101	13	104	15
Other liabilities	1,842	12,475	1,858	12,970
Total liabilities	$2,471	$12,486	$2,508	$12,981
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $6 million and $16 million at June 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with these embedded derivatives were $4 million and $10 million for the three months and six months ended June 30, 2018, respectively, and ($4) million and ($5) million for the three months and six months ended June 30, 2017, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $519 million and $882 million at June 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivative were $128 million and $363 million for the three months and six months ended June 30, 2018, respectively, and ($96) million and ($123) million for the three months and six months ended June 30, 2017, respectively.
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $2 million and $3 million at June 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were less than $1 million at both the three months and six months ended June 30, 2018 and less than $1 million and $262 million for the three months and six months ended June 30, 2017, respectively.

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
This narrative analysis may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results. Many factors will be important in determining the results of Metropolitan Life Insurance Company, its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”
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
Group Annuity Reserves and Other Revisions
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Group Annuity Reserves and Other Revisions” included in the 2017 Annual Report, a material weakness was identified in internal control over financial reporting relating to the review of practices and procedures used to estimate the Company’s reserves related to certain Retirement and Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time. An update of the remediation plan to remove the material weakness is further described in “Controls and Procedures.” Also, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for prior year periods’ revisions related to the Company’s consolidated results, as well as “Risk Factors” disclosed in the 2017 Annual Report for further information.

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
Given the complexities of U.S. Tax Reform, amounts recorded may change, possibly materially, due to, among other things, changes in interpretations and assumptions made by the Company, additional guidance that may be issued and actions that the Company may take. See Notes 1 and 11 of the Notes to the Interim Condensed Consolidated Financial Statements for a further discussion of U.S. Tax Reform and the impact to the Company in the second quarter of 2018.
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
In June 2018, MetLife, Inc. sold Brighthouse Financial, Inc. common stock in exchange for MetLife, Inc. senior notes. As of June 30, 2018, MetLife, Inc. no longer held any shares of Brighthouse Financial, Inc. for its own account; however, certain insurance company separate accounts managed by MetLife, Inc. held shares of Brighthouse Financial, Inc.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
The U.S. insurance industry is regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of New York. Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974 (“ERISA”). See “— Insurance Regulation” and “— ERISA and Fiduciary Considerations” below, as well as “Business — Regulation,” and “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Insurance Regulation
NAIC
The National Association of Insurance Commissioners (“NAIC”) has approved a new valuation manual containing a principle-based approach to the calculation of life insurance reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principle-based approach became effective on January 1, 2017 in the states where it had been adopted, to be followed by a three-year phase-in period (at the option of insurance companies on a product-by-product basis) for new business since it was enacted into law by the required number of state legislatures. In New York, the legislature recently passed enabling legislation that will be delivered to the Governor for consideration before the end of 2018. This legislation establishes that the reserving standard in New York will be consistent with the reserve standards, valuation methods and related requirements of the NAIC Valuation Manual (the “Valuation Manual”), while also authorizing the New York Department of Financial Services (“NYDFS”) to deviate from the Valuation Manual, by regulation, if it determines that an alternative requirement would be in the best interest of the policyholders of New York. The NYDFS has publicly stated its intention to implement this approach, subject to establishing the necessary reserve safeguards. The legislation provides that principle-based reserving cannot become effective in New York earlier than January 1, 2019.

Surplus and Capital; Risk-Based Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Metropolitan Life Insurance Company is subject to risk-based capital (“RBC”) requirements that were developed by the NAIC and adopted by New York. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of Metropolitan Life Insurance Company was in excess of each of those RBC levels. See “Statutory Equity and Income” in Note 12 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends” in the 2017 Annual Report. Following the reduction in the federal corporate income tax rate pursuant to U.S. Tax Reform, the NAIC is in the process of adopting revisions to certain factors used to calculate RBC, which is the denominator of the RBC ratio. Assuming these revisions to the NAIC’s RBC calculation, effective for 2018, receive all necessary approvals, they will result in an increase in our RBC charge and a reduction in our RBC ratio. However, we are not currently expecting the reduction to cause our RBC to be below any of the Company or regulatory action levels, which would require us to hold additional capital. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q. In addition, the NAIC adopted for 2018 a RBC revision for collateral pledged to support Federal Home Loan Bank advances, which we expect to have a modest positive impact on our RBC ratio, and a RBC charge for operational risk, which we expect to have an immaterial impact on our RBC ratio. The NAIC is also studying RBC revisions for bonds, real estate, and longevity risk, but it is premature to project the impact of any potential regulatory changes resulting from such studies.
ERISA and Fiduciary Considerations
The Department of Labor (“DOL”) issued regulations, which became for the most part applicable on June 9, 2017, before the regulations were formally vacated by the U.S. Court of Appeals for the Fifth Circuit when it issued its mandate on June 21, 2018. While the regulations were applicable, they substantially expanded the definition of “investment advice” and required an advisor to meet an impartial or “best interests” standard. This broadened the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or Individual Retirement Accounts (“IRAs”), could be deemed a fiduciary under ERISA or the Internal Revenue Code of 1986, as amended (“Code”). The final regulations also provided that, to a limited extent, contracts sold and advice provided prior to the applicable date did not have to be modified to comply with the investment advice regulations, which were applicable from June 9, 2017 until June 21, 2018.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued a new exemption that applied more onerous disclosure and contract requirements to, and increased fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs. These amendments to existing exemptions and new exemptions were also vacated in connection with the decision issued by the U.S. Court of Appeals for the Fifth Circuit. The Court of Appeals held that the regulations were unreasonable, that the DOL lacked statutory authority to promulgate them, and that the DOL overreached its authority by doing so.

Further, on November 24, 2017, the NAIC issued an exposure draft of an expanded Suitability in Annuity Transactions Model Regulation, intended to result in the adoption of a “best interest” standard on a nationwide basis. The NAIC is considering comments on an updated draft of the model regulation in light of the decision by the U.S. Court of Appeals for the Fifth Circuit described above. In addition, on December 27, 2017, the NYDFS proposed initial revisions to Insurance Regulation 187, which not only incorporate the “best interest” standard, but also would expand the scope of the regulations to include sales of life insurance policies and annuities to consumers. On July 22, 2018, the NYDFS issued the final version of revised Insurance Regulation 187, which takes effect on August 1, 2019. Separately, on April 18, 2018, the U.S. Securities and Exchange Commission (“SEC”) proposed and opened for a 90-day public comment Regulation Best Interest, which would require broker-dealers to act in the best interest of “retail” customers including participants in ERISA-covered plans and IRAs when making a recommendation of any securities transaction or investment strategy involving securities. See “Risk Factors — Regulatory and Legal Risks — Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q.
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

Results of Operations
Consolidated Results
Business Overview. Overall sales for the six months ended June 30, 2018 increased compared to the prior period reflecting higher sales of pension risk transfers (driven by a large transaction in the second quarter of 2018) and stable value products, partially offset by a decrease in funding agreement issuances, all within our RIS business. Sales in our Group Benefits business declined, as lower sales in our core insurance products were partially offset by continued growth in our voluntary products. Revenues in our MetLife Holdings segment decreased as a result of the discontinuance of the marketing of life and annuity products in early 2017.

	Six Months Ended June 30,
	2018	2017
	(In millions)
Revenues
Premiums	$15,869	$10,968
Universal life and investment-type product policy fees	1,060	1,150
Net investment income	5,385	5,295
Other revenues	802	777
Net investment gains (losses)	(226)	88
Net derivative gains (losses)	365	(291)
Total revenues	23,255	17,987
Expenses
Policyholder benefits and claims and policyholder dividends	17,596	12,816
Interest credited to policyholder account balances	1,193	1,093
Capitalization of DAC	(19)	(40)
Amortization of DAC and VOBA	167	167
Interest expense on debt	54	53
Other expenses	2,429	2,423
Total expenses	21,420	16,512
Income (loss) before provision for income tax	1,835	1,475
Provision for income tax expense (benefit)	156	284
Net income (loss)	1,679	1,191
Less: Net income (loss) attributable to noncontrolling interests	8	3
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,671	$1,188
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
During the six months ended June 30, 2018, net income (loss) increased $488 million from the prior period primarily driven by favorable changes in net derivative gains (losses) and adjusted earnings, including the favorable impact of U.S. Tax Reform, partially offset by an unfavorable change in net investment gains (losses).
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

Net Derivative Gains (Losses). Direct, assumed and ceded variable annuity embedded derivatives, as well as the associated freestanding derivatives, are referred to as “VA program derivatives.” All other embedded derivatives and all freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives.” The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Non-VA program derivatives
Interest rate	$(176)	$74
Foreign currency exchange rate	159	(276)
Credit	(19)	75
Equity	(11)	15
Non-VA embedded derivatives	364	(183)
Total non-VA program derivatives	317	(295)
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	281	316
Nonperformance risk adjustment	(21)	(22)
Other risks	(85)	175
Total	175	469
Embedded derivatives - ceded reinsurance:
Market and other risks	—	(110)
Nonperformance risk adjustment	—	—
Total	—	(110)
Freestanding derivatives hedging direct and assumed embedded derivatives	(127)	(355)
Total VA program derivatives	48	4
Net derivative gains (losses)	$365	$(291)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $612 million ($483 million, net of income tax). This was primarily due to a change in the value of the underlying assets favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Also, there were foreign currency gains primarily due to the U.S. dollar strengthening relative to other key currencies in the current period versus weakening in the prior period, favorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. These increases were partially offset by long-term interest rates increasing in the current period versus decreasing in the prior period, unfavorably impacting receive fixed interest rate swaps and total rate of return swaps, and credit spreads mostly widening in the current period and narrowing in the prior period, unfavorably impacting written credit default swaps used in replications. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $44 million ($35 million, net of income tax). This was primarily due to a favorable change of $43 million ($34 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged. The primary change in other risks was due to the impact of variable annuity reinsurance recaptures, which became effective in the first quarter of 2017.
The foregoing favorable change of $43 million ($34 million, net of income tax) was primarily driven by changes in market factors and other risks.

The primary changes in market factors are summarized as follows:

•
Key equity index levels increased less in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 Index increased 2% in the current period and increased 8% in the prior period.

•
Mid- and long-term interest rates increased in the current period and decreased in the prior period, contributing to a favorable change in our embedded derivatives. Our freestanding interest rate derivatives were unfavorably impacted by the restructuring of the VA hedging strategy. For example, the 10-year U.S. swap rate increased 54 basis points in the current period and decreased 6 basis points in the prior period.

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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $314 million ($248 million, net of income tax) primarily reflects lower gains on sales of real estate joint ventures and higher losses on sales of fixed maturity securities.
Taxes. Income tax expense for the six months ended June 30, 2018 was $156 million, or 9% of income (loss) before provision for income tax, compared with $284 million, or 19% of income (loss) before provision for income tax, for the six months ended June 30, 2017. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income and tax credits for investments in low income housing. Our current period results include a tax benefit of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to the Company. The changes from U.S. Tax Reform resulted in an increase in earnings of $189 million for the first six months of 2018 compared to the prior period.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $254 million, net of income tax, to $1.7 billion, net of income tax, for the six months ended June 30, 2018 from $1.4 billion, net of income tax, for the six months ended June 30, 2017.

Reconciliation of net income (loss) to adjusted earnings

	Six Months Ended June 30,
	2018	2017
	(In millions)
Net income (loss)	$1,679	$1,191
Less: Net investment gains (losses)	(226)	88
Less: Net derivative gains (losses)	365	(291)
Less: Other adjustments to net income (1)	(152)	(170)
Less: Provision for income tax (expense) benefit	5	131
Adjusted earnings	$1,687	$1,433
__________________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Reconciliation of revenues to adjusted revenues and expenses to adjusted expenses

	Six Months Ended June 30,
	2018	2017
	(In millions)
Total revenues	$23,255	$17,987
Less: Net investment gains (losses)	(226)	88
Less: Net derivative gains (losses)	365	(291)
Less: Other adjustments to revenues (1)	(145)	(168)
Total adjusted revenues	$23,261	$18,358
Total expenses	$21,420	$16,512
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(15)	(89)
Less: Other adjustments to expenses (1)	22	91
Total adjusted expenses	$21,413	$16,510
__________________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Consolidated Results — Adjusted Earnings
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were the favorable impact of U.S. Tax Reform, favorable underwriting, higher net investment income due to a larger asset base and higher investment yields, and net favorable refinements made to DAC and certain insurance-related liabilities, partially offset by higher interest credited expenses.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in an increase in adjusted earnings of $241 million for the first six months of 2018 compared to the prior period.
Business Growth. An increase in net investment income resulted from asset growth in our U.S. segment, consistent with the growth in average invested assets from increased net flows from our pension risk transfer business. This increase was partially offset by negative net flows, primarily as a result of a reduced asset base in our MetLife Holdings segment. Consistent with the growth in average invested assets from positive net flows in the U.S segment, interest credited on long-duration contracts increased. In our MetLife Holdings segment, negative net flows in our deferred annuities business and a decrease in universal life sales resulted in lower asset-based fee income, decreasing adjusted earnings. Higher interest credited on insurance liabilities in our MetLife Holdings segment also decreased adjusted earnings. In our U.S. segment, higher volume-related, direct and premium tax expenses were mostly offset by lower pension and post-retirement expenses. This net increase in expenses, coupled with the increase due to the 2018 reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act, were mostly offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items discussed above, net of lower DAC amortization, decreased adjusted earnings by $33 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were positively impacted by higher yields on fixed maturity securities, lower investment expenses and higher returns on real estate investments and alternative investments. This increase in net investment income was partially offset by lower returns on private equities, driven by a decrease in certain partnership distributions, as well as lower derivative income. Higher average interest credited rates drove an increase in interest credited expenses in our U.S. segment; however, this was partially offset by an increase in adjusted earnings due to a decrease in the crediting rate on certain long-duration insurance contracts. In our MetLife Holdings segment, higher equity returns drove an increase in average separate account balances within our deferred annuity business which resulted in higher asset-based fee income. The changes in market factors discussed above, along with higher DAC amortization, resulted in a $60 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting increased adjusted earnings by $61 million due to favorable claims experience and mortality. A $45 million increase in adjusted earnings was driven by favorable claims experience in our U.S. segment, primarily in our group disability business, driven by lower incidence and severity, coupled with improved results in our accident & health business, driven by growth and claims experience, partially offset by less favorable claims experience in both our dental and vision businesses. Favorable mortality results in our U.S. segment, partially offset by unfavorable mortality results in our MetLife Holdings segment, resulted in a $16 million increase in adjusted earnings. The favorable mortality results in our U.S. segment were mainly due to our universal life, specialized life insurance, structured settlements and accidental death & dismemberment businesses, partially offset by less favorable claim experience in our term life business. The unfavorable mortality results in our MetLife Holdings segment were due to lower life claim volume. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $31 million increase in adjusted earnings. This includes the following unfavorable prior period refinements: (i) the recapture and novation of, as well as adjustments to, assumed and ceded agreements covering certain variable annuity business and (ii) the net impact from a life reinsurance recapture, both in our MetLife Holdings segment. These favorable impacts were partially offset by the following favorable prior period refinements: (i) a DAC adjustment related to certain assumed participating whole life business, and (ii) a reserve adjustment resulting from modeling improvements in our life business reserving process, both in our MetLife Holdings segment.
Expenses. Adjusted earnings decreased $12 million as increases in litigation reserves and corporate-related expenses were partially offset by expenses incurred in the prior period related to the guaranty fund assessment for Penn Treaty Network America Insurance Company, lower Separation-related and employee-related expenses and a decrease in costs associated with corporate initiatives and projects.

Taxes. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income and tax credits for investments in low income housing. Our current period results include a tax benefit of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to the Company. Lower utilization of tax-preferenced items decreased adjusted earnings by $16 million from the prior period.
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
Adjusted revenues and adjusted expenses
The financial measures of adjusted revenues and adjusted expenses focus on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MLIC but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also includes the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MLIC that do not meet the criteria to be included in results of discontinued operations under GAAP. Adjusted revenues also excludes net investment gains (losses) and net derivative gains (losses).

The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”); and

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP and (iv) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) for GAAP.

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
Item 4. Controls and Procedures
Based on the Company’s review, Metropolitan Life Insurance Company’s Chief Executive Officer (“CEO”) and former Chief Financial Officer (“CFO”) identified a material weakness in the design and operation of its internal control over financial reporting. Management concluded that the Company has not maintained effective controls over the administrative and accounting practices relating to certain RIS group annuity reserves and the timely communication and escalation of issues regarding those reserves throughout the Company. Management identified an error in the reserve balance in connection with this material weakness. For more information on this reserve adjustment, see Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
While the Company is making progress toward remediating this material weakness (as described below under “Remediation Status of Reported Material Weakness”), the Company had not completed its remediation as of June 30, 2018.
Evaluation of Disclosure Controls and Procedures
Management, including the CEO and current CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2018. Solely because of the material weakness in internal control over financial reporting reported in the 2017 Annual Report, MetLife, Inc.’s CEO and current CFO concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective.

Remediation Status of Reported Material Weakness
Management continues to execute its plan to remediate the material weakness. As of June 30, 2018, management had performed the following activities:

•
The Company completed its examination and analysis of the facts and circumstances giving rise to the material weakness under the supervision of the Chief Risk Officer. The Company is addressing the examination findings through ongoing remediation. The Company believes the remediation plan remains appropriate;

•	The Company continued its enhanced search practices to identify, contact, and act upon responses from “unresponsive and missing” plan annuitants; and

•
The Company enhanced the internal controls associated with the internal communication and escalation governance process it implemented for the 2017 Form 10-K filing, as well as the Form 10-Q filing for the first quarter of 2018.

Management believes the remediation steps outlined above will strengthen the Company’s internal control over financial reporting. Management will test the ongoing operating effectiveness of all new and modified controls subsequent to implementation and consider the material weakness remediated after the applicable controls operate effectively for a sufficient period of time.
In addition, the Company continued to enhance the model risk management and data validation controls, policies and procedures. The Company will continue to evaluate, update and improve its internal control over financial reporting as management executes on its remediation plan.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Item 1A. Risk Factors. Other than as so amended or supplemented and as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report.
Risks Related to the Material Weakness
The following updates and replaces the similar paragraph of the risk factor entitled “We Have Identified a Material Weakness in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation and Results of Operations” included in the 2017 Annual Report.
We Have Identified a Material Weakness in Our Internal Control over Financial Reporting, Which Could Adversely Affect Our Business, Reputation and Results of Operations
* * *
Our practices and procedures are evaluated periodically and from time to time may limit our efforts to contact all of our customers, which may result in delayed, untimely, or missed customer payments that may have a material adverse effect on the Company, including reputational harm. In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to additional adverse effects on our business, our reputation, and our results of operations.
Regulatory and Legal Risks
The following updates and replaces the similar paragraphs of similarly named sections of the risk factor entitled “Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2017 Annual Report.
Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth
* * *
ERISA and Fiduciary Considerations
* * *
The DOL issued regulations, which became for the most part applicable on June 9, 2017, before the regulations were formally vacated by the U.S. Court of Appeals for the Fifth Circuit when it issued its mandate on June 21, 2018. While the regulations were applicable, they substantially expanded the definition of “investment advice” and required an advisor to meet an impartial or “best interests” standard. This broadened the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. The Court of Appeals also vacated the DOL amendments to certain of its prohibited transaction exemptions, and a new exemption that applied more onerous disclosure and contract requirements to, and increased fiduciary requirements and fiduciary liability exposure in respect of, certain transactions involving ERISA plans, plan participants and IRAs.

Further, on November 24, 2017 the NAIC issued an exposure draft of an expanded Suitability in Annuity Transactions Model Regulation, intended to result in the adoption of a “best interest” standard on a nationwide basis. In addition, on July 22, 2018, the NYDFS issued the final version of Insurance Regulation 187, which takes effect on August 1, 2019 and incorporates the “best interest” standard, as well as, expands the scope of the regulations to include sales of life insurance policies and annuities to consumers. In addition, Insurance Regulation 187 may result in additional requirements on insurers and agents concerning both new and in-force annuity and life insurance products. We cannot be certain what impact the NAIC model regulation or Insurance Regulation 187 may have on our business, results of operations and financial condition. Separately, on April 18, 2018, the SEC proposed and opened for a 90-day public comment Regulation Best Interest, which would require broker-dealers to act in the best interest of “retail” customers, including participants in ERISA-covered plans and IRAs, when making a recommendation of any securities transaction or investment strategy involving securities.
We cannot predict what other proposals regulators may make or regulations they may adopt on these subjects, what legislation lawmakers may introduce or enact on these subjects, or what impact any such legislation or regulations may have on our business, product sales, results of operations and financial condition. For more information on the DOL regulations and related regulatory developments regarding the “best interest” standard, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments — ERISA and Fiduciary Considerations,” as well as “Business — Regulation — ERISA and Fiduciary Considerations” included in the 2017 Annual Report.
* * *
Risks Related to Our Business
The following updates and replaces the risk factor entitled “Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results” included in the 2017 Annual Report.
Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results
Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. We cannot determine precisely the amounts which we will ultimately pay to settle our liabilities, and such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions used to establish the liabilities, as well as our actual experience. Reserve estimates in some instances are affected by our operating practices and procedures that are used, among other things, to support our assumptions with respect to the Company’s obligations to its policyholders and contractholders. These practices and procedures include, among other things, obtaining, accumulating, and filtering data, and our use of technology, such as database analysis and electronic communications. To the extent that these practices and procedures do not accurately produce the data to support our assumptions or cause us to change our assumptions, or to the extent that enhanced technological tools become available to us, such assumptions and procedures, as well as our reserves, may require adjustment. Furthermore, to the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations, and financial condition. If the liabilities originally established for future benefit payments prove inadequate, we must increase them and/or reduce associated DAC and/or VOBA. Such adjustments could affect earnings negatively and have a material adverse effect on our business, results of operations and financial condition. See “Business — Policyholder Liabilities” included in the 2017 Annual Report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results — Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016 — Actuarial Assumption Review” included in the 2017 Annual Report for further information regarding the manner in which policyholder behavior and other events may differ from our assumptions and, thereby affect our financial results.

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

METROPOLITAN LIFE INSURANCE COMPANY

By:		/s/ William C. O’Donnell
	Name:	William C. O’Donnell
	Title:	Executive Vice President and Chief
Accounting Officer (Authorized Signatory
and Principal Accounting Officer)
Date: August 9, 2018