Form 10-Q
period 2018-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2018-11-08
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 7, 2018, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2018 and December 31, 2017 and for the Three Months and Nine Months Ended September 30, 2018 and 2017)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	14
	Note 3 — Insurance	19
	Note 4 — Closed Block	21
	Note 5 — Investments	24
	Note 6 — Derivatives	39
	Note 7 — Fair Value	54
	Note 8 — Equity	70
	Note 9 — Other Expenses	74
	Note 10 — Employee Benefit Plans	74
	Note 11 — Income Tax	76
	Note 12 — Contingencies, Commitments and Guarantees	76
	Note 13 — Related Party Transactions	83
	Note 14 — Subsequent Events	86
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	87
Item 4.	Controls and Procedures	100

Part II — Other Information
Item 1.	Legal Proceedings	101
Item 1A.	Risk Factors	101
Item 6.	Exhibits	102

Signatures		103

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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2018 and December 31, 2017 (Unaudited)
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $161,168 and $157,809, respectively)	$165,847	$170,272
Equity securities, at estimated fair value	841	1,658
Mortgage loans (net of valuation allowances of $287 and $271, respectively; includes $210 and $0, respectively, relating to variable interest entities; includes $323 and $520, respectively, under the fair value option)	61,136	58,459
Policy loans	6,050	6,006
Real estate and real estate joint ventures (includes $1,194 and $1,077, respectively, relating to variable interest entities; includes $622 and $25, respectively, of real estate held-for-sale)	6,561	6,656
Other limited partnership interests	4,263	3,991
Short-term investments, principally at estimated fair value	2,918	3,155
Other invested assets (includes $123 and $131, respectively, relating to variable interest entities)	14,213	14,911
Total investments	261,829	265,108
Cash and cash equivalents, principally at estimated fair value (includes $14 and $12, respectively, relating to variable interest entities)	5,474	5,069
Accrued investment income (includes $1 and $0, respectively, relating to variable interest entities)	2,140	2,042
Premiums, reinsurance and other receivables (includes $3 and $3, respectively, relating to variable interest entities)	22,623	22,098
Deferred policy acquisition costs and value of business acquired	4,356	4,348
Current income tax recoverable	148	64
Deferred income tax asset	151	—
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	4,489	4,741
Separate account assets	117,939	130,825
Total assets	$419,149	$434,295
Liabilities and Equity
Liabilities
Future policy benefits	$125,969	$119,415
Policyholder account balances	92,085	93,939
Other policy-related balances	7,289	7,176
Policyholder dividends payable	541	499
Policyholder dividend obligation	456	2,121
Payables for collateral under securities loaned and other transactions	20,253	19,871
Short-term debt	131	243
Long-term debt (includes $5 and $6, respectively, at estimated fair value, relating to variable interest entities)	1,624	1,667
Deferred income tax liability	—	1,369
Other liabilities (includes $0 and $3, respectively, relating to variable interest entities)	27,533	27,409
Separate account liabilities	117,939	130,825
Total liabilities	393,820	404,534
Contingencies, Commitments and Guarantees (Note 12)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	14,221	14,150
Retained earnings	9,179	10,035
Accumulated other comprehensive income (loss)	1,727	5,428
Total Metropolitan Life Insurance Company stockholder’s equity	25,132	29,618
Noncontrolling interests	197	143
Total equity	25,329	29,761
Total liabilities and equity	$419,149	$434,295
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Premiums	$5,925	$6,629	$21,794	$17,597
Universal life and investment-type product policy fees	510	556	1,570	1,706
Net investment income	2,786	2,660	8,171	7,955
Other revenues	401	371	1,203	1,148
Net investment gains (losses)	205	96	(21)	184
Net derivative gains (losses)	(76)	(26)	289	(317)
Total revenues	9,751	10,286	33,006	28,273
Expenses
Policyholder benefits and claims	6,576	7,372	23,642	19,628
Interest credited to policyholder account balances	628	567	1,821	1,660
Policyholder dividends	282	267	812	827
Other expenses	1,361	1,205	3,992	3,808
Total expenses	8,847	9,411	30,267	25,923
Income (loss) before provision for income tax	904	875	2,739	2,350
Provision for income tax expense (benefit)	88	167	244	451
Net income (loss)	816	708	2,495	1,899
Less: Net income (loss) attributable to noncontrolling interests	2	5	10	8
Net income (loss) attributable to Metropolitan Life Insurance Company	$814	$703	$2,485	$1,891
Comprehensive income (loss)	$(244)	$879	$(2,130)	$3,821
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	2	5	10	8
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(246)	$874	$(2,140)	$3,813
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$5	$14,150	$10,035	$5,428	$29,618	$143	$29,761
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			(917)	924	7		7
Balance at January 1, 2018	5	14,150	9,118	6,352	29,625	143	29,768
Capital contributions from MetLife, Inc.		73			73		73
Returns of capital		(2)			(2)		(2)
Dividends paid to MetLife, Inc.			(2,424)		(2,424)		(2,424)
Change in equity of noncontrolling interests					—	44	44
Net income (loss)			2,485		2,485	10	2,495
Other comprehensive income (loss), net of income tax				(4,625)	(4,625)		(4,625)
Balance at September 30, 2018	$5	$14,221	$9,179	$1,727	$25,132	$197	$25,329

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$5	$14,413	$9,250	$3,119	$26,787	$190	$26,977
Prior period revisions (Note 1)			(217)		(217)		(217)
Balance at December 31, 2016	5	14,413	9,033	3,119	26,570	190	26,760
Capital contributions from MetLife, Inc.		5			5		5
Returns of capital		(20)			(20)		(20)
Dividends paid to MetLife, Inc.			(2,000)		(2,000)		(2,000)
Purchase of operating joint venture interest from an affiliate (Note 5)		(249)			(249)		(249)
Change in equity of noncontrolling interests					—	(19)	(19)
Net income (loss)			1,891		1,891	8	1,899
Other comprehensive income (loss), net of income tax				1,922	1,922		1,922
Balance at September 30, 2017	$5	$14,149	$8,924	$5,041	$28,119	$179	$28,298
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$6,850	$5,010
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	48,348	37,260
Equity securities	112	470
Mortgage loans	6,365	5,696
Real estate and real estate joint ventures	466	673
Other limited partnership interests	355	412
Purchases of:
Fixed maturity securities available-for-sale	(48,036)	(40,819)
Equity securities	(117)	(387)
Mortgage loans	(8,856)	(7,020)
Real estate and real estate joint ventures	(321)	(671)
Other limited partnership interests	(558)	(536)
Cash received in connection with freestanding derivatives	1,582	1,439
Cash paid in connection with freestanding derivatives	(2,179)	(2,259)
Net change in policy loans	(44)	(40)
Net change in short-term investments	334	78
Net change in other invested assets	328	(168)
Net change in property, equipment and leasehold improvements	185	(148)
Other, net	4	—
Net cash provided by (used in) investing activities	(2,032)	(6,020)
Cash flows from financing activities
Policyholder account balances:
Deposits	58,488	53,149
Withdrawals	(60,701)	(52,610)
Net change in payables for collateral under securities loaned and other transactions	382	1,443
Long-term debt issued	24	169
Long-term debt repaid	(49)	(81)
Financing element on certain derivative instruments and other derivative related transactions, net	(75)	(210)
Dividends paid to MetLife, Inc.	(2,424)	(2,000)
Returns of capital	—	(5)
Return of capital associated with the purchase of operating joint venture interest from an affiliate (Note 5)	—	(249)
Other, net	(57)	(10)
Net cash provided by (used in) financing activities	(4,412)	(404)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(1)	23
Change in cash and cash equivalents	405	(1,391)
Cash and cash equivalents, beginning of period	5,069	5,714
Cash and cash equivalents, end of period	$5,474	$4,323
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$65	$64
Income tax	$581	$1,137
Non-cash transactions:
Capital contributions from MetLife, Inc.	$73	$5
Returns of capital	$—	$15
Fixed maturity securities available-for-sale received in connection with pension risk transfer transaction	$3,016	$—
Transfer of fixed maturity securities available-for-sale from affiliate	$—	$292
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The impact of the revisions is shown in the tables below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(In millions)
Expenses
Policyholder benefits and claims	$7,317	$55	$7,372	$19,561	$67	$19,628
Total expenses	$9,356	$55	$9,411	$25,856	$67	$25,923
Income (loss) before provision for income tax	$930	$(55)	$875	$2,417	$(67)	$2,350
Provision for income tax expense (benefit)	$187	$(20)	$167	$475	$(24)	$451
Net income (loss)	$743	$(35)	$708	$1,942	$(43)	$1,899
Net income (loss) attributable to Metropolitan Life Insurance Company	$738	$(35)	$703	$1,934	$(43)	$1,891
Comprehensive income (loss)	$914	$(35)	$879	$3,864	$(43)	$3,821
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$909	$(35)	$874	$3,856	$(43)	$3,813

Interim Condensed Consolidated Statements of Equity	As Previously Reported	Revisions	As Revised
	(In millions)
Retained Earnings
Balance at December 31, 2016	$9,250	$(217)	$9,033
Net income (loss)	$1,934	$(43)	$1,891
Balance at September 30, 2017	$9,184	$(260)	$8,924
Total Metropolitan Life Insurance Company Stockholder’s Equity
Balance at December 31, 2016	$26,787	$(217)	$26,570
Balance at September 30, 2017	$28,379	$(260)	$28,119
Total Equity
Balance at December 31, 2016	$26,977	$(217)	$26,760
Balance at September 30, 2017	$28,558	$(260)	$28,298
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

For the three months and nine months ended September 30, 2018, the Company identified $196 million and $598 million, respectively, of revenue streams within the scope of the guidance that are all included within other revenues on the interim condensed consolidated statements of operations and comprehensive income (loss). Such amounts primarily consisted of: (i) prepaid legal plans and administrative-only contracts within the U.S. segment of $120 million and $375 million for the three months and nine months ended September 30, 2018, respectively, and (ii) distribution and administrative services fees within the MetLife Holdings segment of $56 million and $169 million for the three months and nine months ended September 30, 2018, respectively.
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
Future Adoption of New Accounting Pronouncements
In October 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding derivatives (Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied prospectively for qualifying new or redesignated hedging relationships entered into after January 1, 2019. The amendments permit the use of the overnight index swap rate based on the Secured Overnight Financing Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In August 2018, the FASB issued new guidance on implementation costs in a cloud computing arrangement that is a service contract (ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The new guidance can be applied either prospectively to eligible costs incurred on or after the guidance is first applied, or retrospectively to all periods presented. The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In August 2018, the FASB issued new guidance on defined benefit pension or other postretirement plans (ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans). The new guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The new guidance should be applied on a retrospective basis to all periods presented. The new guidance modifies and clarifies certain disclosure requirements. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In August 2018, the FASB issued new guidance on fair value measurement (ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The guidance modifies the disclosure requirements on fair value by removing some requirements, modifying others, adding changes in unrealized gains and losses included in other comprehensive income (loss) (“OCI”) for recurring Level 3 fair value measurements, and providing the option to disclose certain other quantitative information with respect to significant unobservable inputs in lieu of a weighted average. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In August 2018, the FASB issued new guidance on long-duration insurance contracts (ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with required retrospective application to January 1, 2019. Early adoption is permitted. The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred policy acquisition costs (“DAC”) for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The Company has just begun its implementation efforts and is currently evaluating the impact of the new guidance. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this standard is expected to have a material impact on the consolidated financial statements.
In August 2017, the FASB issued new guidance on hedging activities (ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. Early adoption is permitted. The new guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in their financial statements. Upon the adoption of ASU 2017-12, the Company will make certain changes to its assessment of hedge effectiveness for fair value hedging relationships, and the Company will also reclassify hedge ineffectiveness for cash flow hedging relationships existing as of the adoption date, which was previously recorded to earnings, to AOCI. The estimated impact of adoption is a decrease to retained earnings of approximately $100 million to $250 million.
In March 2017, the FASB issued new guidance on purchased callable debt securities (ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company does not expect the adoption to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued new guidance on goodwill impairment (ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for a description of the two-step test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The Company expects the adoption of this new guidance will reduce the complexity involved with the evaluation of goodwill for impairment. The impact of the new guidance will depend on the outcomes of future goodwill impairment tests.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For substantially all financial assets, the ASU should be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. For previously impaired debt securities and certain debt securities acquired with evidence of credit quality deterioration since origination, the new guidance should be applied prospectively. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company believes that the most significant impact upon adoption will be to its mortgage loan investments. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases (Topic 842)). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, amending certain aspects of the new leases standard. Also in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides lessors with a practical expedient not to separate lease and non-lease components for certain operating leases and with an additional transition method.
The Company will adopt the new guidance under ASU 2016-02 and related amendments on January 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance. In addition, the Company expects to elect the transition option, which allows the Company to use the modified retrospective transition method and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption but does not require restatement of prior periods. The Company has developed an integrated implementation plan and formed a multi-functional working group with a project governance structure to address any resource, system, data and process gaps related to the implementation of the new standard. The Company is currently in the process of integrating a lease accounting technology solution and developing updated reporting processes and internal controls to facilitate compliance with the new guidance.
While the Company is in the process of evaluating the impact of this guidance on its consolidated financial statements, the Company believes the most significant changes relate to (i) the recognition of new right of use assets and lease liabilities on the consolidated balance sheet for real estate operating leases; and (ii) the recognition of deferred gains associated with previous sale-leaseback transactions as a cumulative effect adjustment to retained earnings. On adoption, the Company expects to recognize additional operating liabilities, with corresponding right of use assets of the same amount adjusted for prepaid/deferred rent, unamortized initial direct costs and potential impairment of right of use assets based on the present value of the remaining minimum rental payments. These assets and liabilities are expected to represent less than 1% of the Company’s total assets and total liabilities, and the Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

•
The RIS business offers a broad range of annuity and investment products, including stable value and pension risk transfer products, institutional income annuities, tort settlements, capital market investment products, as well as postretirement benefits and company-, bank- or trust-owned life insurance.

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

•
Amortization of DAC and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB fees and GMIB costs and (iii) Market value adjustments;

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2018 and 2017. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended September 30, 2018	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,125	$783	$17	$5,925	$—	$5,925
Universal life and investment-type product policy fees	248	239	—	487	23	510
Net investment income	1,707	1,218	(53)	2,872	(86)	2,786
Other revenues	189	66	146	401	—	401
Net investment gains (losses)	—	—	—	—	205	205
Net derivative gains (losses)	—	—	—	—	(76)	(76)
Total revenues	7,269	2,306	110	9,685	66	9,751
Expenses
Policyholder benefits and claims and policyholder dividends	5,227	1,500	12	6,739	119	6,858
Interest credited to policyholder account balances	443	187	—	630	(2)	628
Capitalization of DAC	(8)	1	—	(7)	—	(7)
Amortization of DAC and VOBA	27	(2)	—	25	79	104
Interest expense on debt	3	2	22	27	—	27
Other expenses	700	254	285	1,239	(2)	1,237
Total expenses	6,392	1,942	319	8,653	194	8,847
Provision for income tax expense (benefit)	187	70	(142)	115	(27)	88
Adjusted earnings	$690	$294	$(67)	917
Adjustments to:
Total revenues				66
Total expenses				(194)
Provision for income tax (expense) benefit				27
Net income (loss)				$816		$816

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2017	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,820	$806	$3	$6,629	$—	$6,629
Universal life and investment-type product policy fees	245	286	—	531	25	556
Net investment income	1,554	1,228	(39)	2,743	(83)	2,660
Other revenues	191	36	144	371	—	371
Net investment gains (losses)	—	—	—	—	96	96
Net derivative gains (losses)	—	—	—	—	(26)	(26)
Total revenues	7,810	2,356	108	10,274	12	10,286
Expenses
Policyholder benefits and claims and policyholder dividends	6,018	1,491	—	7,509	130	7,639
Interest credited to policyholder account balances	373	195	—	568	(1)	567
Capitalization of DAC	(15)	(2)	—	(17)	—	(17)
Amortization of DAC and VOBA	15	(79)	—	(64)	21	(43)
Interest expense on debt	3	2	21	26	—	26
Other expenses	681	291	272	1,244	(5)	1,239
Total expenses	7,075	1,898	293	9,266	145	9,411
Provision for income tax expense (benefit)	257	146	(190)	213	(46)	167
Adjusted earnings	$478	$312	$5	795
Adjustments to:
Total revenues				12
Total expenses				(145)
Provision for income tax (expense) benefit				46
Net income (loss)				$708		$708

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2018	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$19,425	$2,351	$18	$21,794	$—	$21,794
Universal life and investment-type product policy fees	758	742	—	1,500	70	1,570
Net investment income	4,945	3,599	(95)	8,449	(278)	8,171
Other revenues	581	199	423	1,203	—	1,203
Net investment gains (losses)	—	—	—	—	(21)	(21)
Net derivative gains (losses)	—	—	—	—	289	289
Total revenues	25,709	6,891	346	32,946	60	33,006
Expenses
Policyholder benefits and claims and policyholder dividends	19,970	4,331	3	24,304	150	24,454
Interest credited to policyholder account balances	1,262	562	—	1,824	(3)	1,821
Capitalization of DAC	(30)	4	—	(26)	—	(26)
Amortization of DAC and VOBA	59	149	—	208	63	271
Interest expense on debt	9	6	66	81	—	81
Other expenses	2,124	754	797	3,675	(9)	3,666
Total expenses	23,394	5,806	866	30,066	201	30,267
Provision for income tax expense (benefit)	493	208	(425)	276	(32)	244
Adjusted earnings	$1,822	$877	$(95)	2,604
Adjustments to:
Total revenues				60
Total expenses				(201)
Provision for income tax (expense) benefit				32
Net income (loss)				$2,495		$2,495

Nine Months Ended September 30, 2017	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$15,055	$2,530	$12	$17,597	$—	$17,597
Universal life and investment-type product policy fees	757	876	—	1,633	73	1,706
Net investment income	4,646	3,711	(103)	8,254	(299)	7,955
Other revenues	581	126	441	1,148	—	1,148
Net investment gains (losses)	—	—	—	—	184	184
Net derivative gains (losses)	—	—	—	—	(317)	(317)
Total revenues	21,039	7,243	350	28,632	(359)	28,273
Expenses
Policyholder benefits and claims and policyholder dividends	15,773	4,432	3	20,208	247	20,455
Interest credited to policyholder account balances	1,076	587	—	1,663	(3)	1,660
Capitalization of DAC	(42)	(15)	—	(57)	—	(57)
Amortization of DAC and VOBA	44	165	—	209	(85)	124
Interest expense on debt	8	6	65	79	—	79
Other expenses	2,044	895	735	3,674	(12)	3,662
Total expenses	18,903	6,070	803	25,776	147	25,923
Provision for income tax expense (benefit)	745	368	(485)	628	(177)	451
Adjusted earnings	$1,391	$805	$32	2,228
Adjustments to:
Total revenues				(359)
Total expenses				(147)
Provision for income tax (expense) benefit				177
Net income (loss)				$1,899		$1,899

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2018	December 31, 2017
	(In millions)
U.S.	$238,102	$245,750
MetLife Holdings	154,371	163,397
Corporate & Other	26,676	25,148
Total	$419,149	$434,295
Revenues derived from two U.S. segment customers exceeded 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from the first U.S. segment customer were $6.0 billion for the nine months ended September 30, 2018, which represented 24% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from the second U.S. customer were $730 million and $2.4 billion for the three months and nine months ended September 30, 2018, respectively, which represented 11% and 10%, of consolidated premiums, universal life and investment-type product policy fees and other revenues, respectively. Revenues derived from the second U.S. customer were $685 million and $2.1 billion for the three months and nine months ended September 30, 2017, respectively, which represented 9% and 10%, of consolidated premiums, universal life and investment-type product policy fees and other revenues, respectively. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and nine months ended September 30, 2018 and 2017.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	September 30, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$53,096		$23,418		$56,136		$25,257
Separate account value (1)	$42,881		$22,550		$45,431		$24,336
Net amount at risk	$1,236	(3)	$269	(4)	$990	(3)	$353	(4)
Average attained age of contractholders	67 years		65 years		66 years		65 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$143		N/A		$141
Net amount at risk	N/A		$88	(5)	N/A		$92	(5)
Average attained age of contractholders	N/A		53 years		N/A		52 years

	September 30, 2018		December 31, 2017
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,843	$947	$4,679	$977
Net amount at risk (6)	$44,989	$6,394	$46,704	$6,713
Average attained age of policyholders	55 years	63 years	54 years	62 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2018	2017 (1)
	(In millions)
Balance, beginning of period	$12,090	$11,621
Less: Reinsurance recoverables	1,401	1,251
Net balance, beginning of period	10,689	10,370
Incurred related to:
Current period	12,623	12,282
Prior periods (2)	118	204
Total incurred	12,741	12,486
Paid related to:
Current period	(8,566)	(9,153)
Prior periods	(3,609)	(2,914)
Total paid	(12,175)	(12,067)
Net balance, end of period	11,255	10,789
Add: Reinsurance recoverables	1,381	1,355
Balance, end of period (included in future policy benefits and other policy-related balances)	$12,636	$12,144
__________________

(1)
As discussed in Note 4 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, at December 31, 2016, the Net balance decreased and the Reinsurance recoverables increased from those amounts previously reported. As a result, at September 30, 2017, Total incurred increased by $712 million. Additionally, at September 30, 2017, the Net balance decreased by $199 million from the amount previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. The adjustments to the Net balance, at September 30, 2017, are primarily to correct for improper classifications between components of the rollforward.

(2)
During the nine months ended September 30, 2018, claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported during current year. During the nine months ended September 30, 2017, claims and claim adjustment expenses associated with prior periods increased due to unfavorable claims experience.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2018	December 31, 2017
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,106	$40,463
Other policy-related balances	287	222
Policyholder dividends payable	476	437
Policyholder dividend obligation	456	2,121
Deferred income tax liability	2	—
Other liabilities	472	212
Total closed block liabilities	41,799	43,455
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,803	27,904
Equity securities, at estimated fair value	66	70
Mortgage loans	6,474	5,878
Policy loans	4,524	4,548
Real estate and real estate joint ventures	580	613
Other invested assets	686	731
Total investments	38,133	39,744
Accrued investment income	469	477
Premiums, reinsurance and other receivables; cash and cash equivalents	92	14
Current income tax recoverable	52	35
Deferred income tax asset	—	36
Total assets designated to the closed block	38,746	40,306
Excess of closed block liabilities over assets designated to the closed block	3,053	3,149
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,110	1,863
Unrealized gains (losses) on derivatives, net of income tax	17	(7)
Allocated to policyholder dividend obligation, net of income tax	(360)	(1,379)
Total amounts included in AOCI	767	477
Maximum future earnings to be recognized from closed block assets and liabilities	$3,820	$3,626
See Note 1 for discussion of new accounting guidance related to U.S. Tax Reform.
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In millions)
Balance, beginning of period	$2,121	$1,931
Change in unrealized investment and derivative gains (losses)	(1,665)	190
Balance, end of period	$456	$2,121

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Revenues
Premiums	$405	$413	$1,202	$1,247
Net investment income	443	450	1,318	1,368
Net investment gains (losses)	7	—	(46)	(10)
Net derivative gains (losses)	2	(6)	12	(24)
Total revenues	857	857	2,486	2,581
Expenses
Policyholder benefits and claims	641	591	1,808	1,773
Policyholder dividends	241	235	723	732
Other expenses	29	30	88	94
Total expenses	911	856	2,619	2,599
Revenues, net of expenses before provision for income tax expense (benefit)	(54)	1	(133)	(18)
Provision for income tax expense (benefit)	(12)	—	(29)	(8)
Revenues, net of expenses and provision for income tax expense (benefit)	$(42)	$1	$(104)	$(10)
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

5. Investments
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities AFS. Included within fixed maturity securities AFS are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Securities”).

	September 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities AFS:
U.S. corporate	$56,474	$2,803	$1,022	$—	$58,255	$53,291	$5,037	$238	$—	$58,090
U.S. government and agency	33,094	2,217	604	—	34,707	35,021	3,755	231	—	38,545
Foreign corporate	25,021	756	913	—	24,864	24,367	1,655	426	—	25,596
RMBS	22,023	826	521	(35)	22,363	21,735	1,039	181	(41)	22,634
ABS	8,795	44	24	—	8,815	7,808	73	15	—	7,866
State and political subdivision	6,172	852	42	—	6,982	6,310	1,245	3	1	7,551
CMBS	5,529	26	97	—	5,458	5,390	124	26	—	5,488
Foreign government	4,060	433	90	—	4,403	3,887	641	26	—	4,502
Total fixed maturity securities AFS	$161,168	$7,957	$3,313	$(35)	$165,847	$157,809	$13,569	$1,146	$(40)	$170,272
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $23 million and $4 million, and unrealized gains (losses) of $0 and ($3) million at September 30, 2018 and December 31, 2017, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost	$9,061	$30,339	$29,664	$55,757	$36,347	$161,168
Estimated fair value	$9,022	$30,528	$30,003	$59,658	$36,636	$165,847
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities AFS not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.

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

	September 30, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities AFS:
U.S. corporate	$19,006	$695	$2,913	$327	$3,727	$57	$2,523	$181
U.S. government and agency	13,510	171	5,332	433	13,905	76	3,018	155
Foreign corporate	9,817	564	2,036	349	1,677	43	3,912	383
RMBS	9,615	276	3,267	210	3,673	30	3,332	110
ABS	4,321	17	177	7	732	3	358	12
State and political subdivision	935	32	111	10	106	1	120	3
CMBS	3,245	63	357	34	844	6	193	20
Foreign government	1,110	64	156	26	247	6	265	20
Total fixed maturity securities AFS	$61,559	$1,882	$14,349	$1,396	$24,911	$222	$13,721	$884
Total number of securities in an unrealized loss position	4,912		1,116		1,295		1,103
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities AFS and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2018. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities AFS increased $2.2 billion during the nine months ended September 30, 2018 to $3.3 billion. The increase in gross unrealized losses for the nine months ended September 30, 2018 was primarily attributable to increases in interest rates, widening credit spreads and to a lesser extent, the impact of weakening foreign currencies on non-functional currency denominated fixed maturity securities AFS.
At September 30, 2018, $65 million of the total $3.3 billion of gross unrealized losses were from 18 fixed maturity securities AFS with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities AFS
Of the $65 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $10 million, or 15%, were related to gross unrealized losses on three investment grade fixed maturity securities AFS. Unrealized losses on investment grade fixed maturity securities AFS are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities AFS, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $65 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $55 million, or 85%, were related to gross unrealized losses on 15 below investment grade fixed maturity securities AFS. Unrealized losses on below investment grade fixed maturity securities AFS are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities are summarized as follows at:

	September 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Equity securities:
Common stock	$487	57.9%	$1,251	75.5%
Non-redeemable preferred stock	354	42.1	407	24.5
Total equity securities	$841	100.0%	$1,658	100.0%
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$37,639	61.6%	$35,440	60.6%
Agricultural	13,190	21.6	12,712	21.8
Residential	10,271	16.8	10,058	17.2
Subtotal (1)	61,100	100.0	58,210	99.6
Valuation allowances	(287)	(0.5)	(271)	(0.5)
Subtotal mortgage loans, net	60,813	99.5	57,939	99.1
Residential — FVO	323	0.5	520	0.9
Total mortgage loans, net	$61,136	100.0%	$58,459	100.0%
__________________

(1)
Purchases of mortgage loans, primarily residential mortgage loans, were $724 million and $1.7 billion for the three months and nine months ended September 30, 2018, respectively, and $409 million and $1.9 billion for the three months and nine months ended September 30, 2017, respectively.

Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential mortgage loans — FVO is presented in Note 7. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The carrying value of foreclosed mortgage loans included in real estate and real estate joint ventures was $42 million and $44 million at September 30, 2018 and December 31, 2017, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2018
Commercial	$—	$—	$—	$—	$—	$37,639	$186	$—
Agricultural	13	13	2	111	110	13,067	39	121
Residential	—	—	—	420	377	9,894	60	377
Total	$13	$13	$2	$531	$487	$60,600	$285	$498
December 31, 2017
Commercial	$—	$—	$—	$—	$—	$35,440	$173	$—
Agricultural	22	21	2	27	27	12,664	38	46
Residential	—	—	—	358	324	9,734	58	324
Total	$22	$21	$2	$385	$351	$57,838	$269	$370
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $124 million and $369 million, respectively, for the three months ended September 30, 2018; and $0, $104 million and$350 million, respectively, for the nine months ended September 30, 2018.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $31 million and $297 million, respectively, for the three months ended September 30, 2017; and $6 million, $28 million and $275 million, respectively, for the nine months ended September 30, 2017.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2018				2017
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$173	$40	$58	$271	$167	$38	$62	$267
Provision (release)	13	1	8	22	4	4	10	18
Charge-offs, net of recoveries	—	—	(6)	(6)	—	(2)	(11)	(13)
Balance, end of period	$186	$41	$60	$287	$171	$40	$61	$272

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2018
Loan-to-value ratios:
Less than 65%	$31,661	$724	$12	$32,397	86.1%	$32,455	86.3%
65% to 75%	3,648	367	55	4,070	10.8	4,053	10.8
76% to 80%	260	210	56	526	1.4	504	1.3
Greater than 80%	479	167	—	646	1.7	611	1.6
Total	$36,048	$1,468	$123	$37,639	100.0%	$37,623	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$29,346	$1,359	$198	$30,903	87.2%	$31,563	87.5%
65% to 75%	3,245	95	114	3,454	9.7	3,465	9.6
76% to 80%	149	171	57	377	1.1	363	1.0
Greater than 80%	400	159	147	706	2.0	665	1.9
Total	$33,140	$1,784	$516	$35,440	100.0%	$36,056	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$12,402	94.0%	$12,082	95.0%
65% to 75%	751	5.7	581	4.6
76% to 80%	32	0.2	40	0.3
Greater than 80%	5	0.1	9	0.1
Total	$13,190	100.0%	$12,712	100.0%
The estimated fair value of agricultural mortgage loans was $13.0 billion and $12.8 billion at September 30, 2018 and December 31, 2017, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$9,881	96.2%	$9,614	95.6%
Nonperforming	390	3.8	444	4.4
Total	$10,271	100.0%	$10,058	100.0%
The estimated fair value of residential mortgage loans was $10.7 billion and $10.6 billion at September 30, 2018 and December 31, 2017, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In millions)
Commercial	$—	$—	$—	$—	$167	$—
Agricultural	200	134	105	125	106	36
Residential	390	444	—	—	390	444
Total	$590	$578	$105	$125	$663	$480

Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.9 billion and $3.1 billion at September 30, 2018 and December 31, 2017, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2018	December 31, 2017
	(In millions)
Fixed maturity securities AFS	$4,572	$12,349
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	35	40
Total fixed maturity securities AFS	4,607	12,389
Equity securities	—	119
Derivatives	1,096	1,396
Other	66	1
Subtotal	5,769	13,905
Amounts allocated from:
Future policy benefits	(3)	(19)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)	—
DAC, VOBA and DSI	(523)	(790)
Policyholder dividend obligation	(456)	(2,121)
Subtotal	(983)	(2,930)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(7)	(14)
Deferred income tax benefit (expense)	(992)	(3,704)
Net unrealized investment gains (losses)	$3,787	$7,257
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2018
(In millions)
Balance, beginning of period	$7,257
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	1,310
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	(5)
Unrealized investment gains (losses) during the period	(8,012)
Unrealized investment gains (losses) relating to:
Future policy benefits	16
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(1)
DAC, VOBA and DSI	267
Policyholder dividend obligation	1,665
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7
Deferred income tax benefit (expense)	1,283
Balance, end of period	$3,787
Change in net unrealized investment gains (losses)	$(3,470)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2018 and December 31, 2017.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Securities Lending
Elements of the Company’s securities lending program are presented below at:

	September 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$14,069	$13,887
Estimated fair value	$14,435	$14,852
Cash collateral received from counterparties (2)	$14,786	$15,170
Security collateral received from counterparties (3)	$—	$11
Reinvestment portfolio — estimated fair value	$14,808	$15,188
__________________

(1)	Included within fixed maturity securities AFS and short-term investments.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the interim condensed consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	September 30, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,309	$6,007	$6,470	$14,786	$2,927	$5,279	$6,964	$15,170
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2018 was $2.3 billion, 99% of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities AFS (including U.S. government and agency securities, agency RMBS and ABS), short-term investments and cash equivalents with 67% invested in U.S. government and agency securities, agency RMBS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Repurchase Agreements
Elements of the Company’s short-term repurchase agreements are presented below at:

	September 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$2,468	$900
Estimated fair value	$2,508	$1,031
Cash collateral received from counterparties (2)	$2,460	$1,000
Security collateral received from counterparties (3)	$8	$—
Reinvestment portfolio — estimated fair value	$2,462	$1,000
__________________

(1)	Included within fixed maturity securities AFS, short-term investments and cash equivalents.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the interim condensed consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements was as follows at:

	September 30, 2018		December 31, 2017
	Remaining Tenor of Repurchase Agreements		Remaining Tenor of Repurchase Agreements
	1 Month or Less	Total	1 Month or Less	Total
(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,460	$2,460	$1,000	$1,000
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities AFS (including U.S. government and agency securities, agency RMBS and ABS), short-term investments and cash equivalents with 68% invested in U.S. government and agency securities, agency RMBS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	September 30, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits)	$47	$49
Invested assets pledged as collateral	20,753	20,775
Total invested assets on deposit and pledged as collateral	$20,800	$20,824
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,194	$—	$1,077	$—
Renewable energy partnership (2)	107	—	116	3
Investment fund (primarily mortgage loans) (3)	215	—	—	—
Other investments	31	5	32	6
Total	$1,547	$5	$1,225	$9
__________________

(1)
The Company’s investment in these affiliated real estate joint ventures was $1.1 billion and $1.0 billion at September 30, 2018 and December 31, 2017, respectively. Other affiliates’ investments in these affiliated real estate joint ventures was $113 million and $85 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Assets of the renewable energy partnership primarily consisted of other invested assets.

(3)
The Company’s investment in this affiliated investment fund was $175 million at September 30, 2018. Other affiliates’ investments in this affiliated investment fund was $40 million at September 30, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$34,663	$34,663	$34,284	$34,284
U.S. and foreign corporate	915	915	1,166	1,166
Other limited partnership interests	3,778	6,149	3,561	5,765
Other invested assets	1,755	1,934	2,172	2,506
Real estate joint ventures	36	40	38	43
Total	$41,147	$43,701	$41,221	$43,764
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $100 million and $117 million at September 30, 2018 and December 31, 2017, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 12, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the nine months ended September 30, 2018 and 2017.
During the three months ended September 30, 2018, the Company securitized certain residential mortgage loans and acquired an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. During the three months ended September 30, 2018, the carrying value and the estimated fair value of the mortgage loans sold were $451 million and $478 million, respectively, resulting in a gain of $27 million, which was included within net investment gains (losses). The estimated fair value of the RMBS acquired in connection with the securitization was $102 million, which was included in the carrying amount and maximum exposure to loss for Structured Securities presented above. See Note 7 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Investment income:
Fixed maturity securities AFS	$1,849	$1,764	$5,450	$5,274
Equity securities	8	20	29	68
Mortgage loans	728	697	2,087	1,989
Policy loans	79	77	224	230
Real estate and real estate joint ventures	118	104	371	327
Other limited partnership interests	153	163	388	506
Cash, cash equivalents and short-term investments	38	20	87	54
Operating joint venture	2	6	23	12
Other	63	49	206	154
Subtotal	3,038	2,900	8,865	8,614
Less: Investment expenses	252	240	694	659
Net investment income	$2,786	$2,660	$8,171	$7,955
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through an operating joint venture, the majority of which is accounted for under the equity method. Net investment income from other limited partnership interests and operating joint venture, accounted for under the equity method; and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $98 million and $288 million for the three months and nine months ended September 30, 2018, respectively, and $106 million and $293 million for the three months and nine months ended September 30, 2017, respectively.

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
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$—	$(5)	$—	$(5)
Total U.S. and foreign corporate securities	—	(5)	—	(5)
State and political subdivision	—	—	—	(1)
OTTI losses on fixed maturity securities AFS recognized in earnings	—	(5)	—	(6)
Fixed maturity securities AFS — net gains (losses) on sales and disposals	137	1	28	41
Total gains (losses) on fixed maturity securities AFS	137	(4)	28	35
Total gains (losses) on equity securities:
OTTI losses recognized — by security type:
Common stock	—	(4)	—	(16)
Non-redeemable preferred stock	—	—	—	(1)
Total OTTI losses on equity securities recognized in earnings	—	(4)	—	(17)
Equity securities — net gains (losses) on sales and disposals	8	—	16	1
Change in estimated fair value of equity securities (1)	1	—	(38)	—
Total gains (losses) on equity securities	9	(4)	(22)	(16)
Mortgage loans	8	(16)	(25)	(44)
Real estate and real estate joint ventures	39	169	139	436
Other limited partnership interests	—	(30)	8	(44)
Other (2)	8	21	(171)	(90)
Subtotal	201	136	(43)	277
Change in estimated fair value of other limited partnership interests and real estate joint ventures	12	—	5	—
Non-investment portfolio gains (losses)	(8)	(40)	17	(93)
Subtotal	4	(40)	22	(93)
Total net investment gains (losses)	$205	$96	$(21)	$184
__________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $5 million and ($22) million for the three months and nine months ended September 30, 2018, respectively. See Note 1.

(2)
Other gains (losses) included a renewable energy partnership realized loss of $0 and $83 million for the three months and nine months ended September 30, 2018, respectively, and a leveraged lease impairment of $0 and $105 million for the three months and nine months ended September 30, 2018, respectively.

See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($11) million and $7 million for the three months and nine months ended September 30, 2018, respectively, and ($30) million and ($139) million for the three months and nine months ended September 30, 2017, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities AFS and the components of fixed maturity securities AFS net investment gains (losses) were as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Proceeds	$12,289	$5,888	$37,129	$22,256
Gross investment gains	$206	$32	$297	$225
Gross investment losses	(69)	(31)	(269)	(184)
OTTI losses	—	(5)	—	(6)
Net investment gains (losses)	$137	$(4)	$28	$35
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities AFS still held for which a portion of the OTTI loss was recognized in OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Balance, beginning of period	$92	$136	$110	$157
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(4)	(4)	(21)	(25)
Increase in cash flows — accretion of previous credit loss OTTI	—	—	(1)	—
Balance, end of period	$88	$132	$88	$132

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$—	$—	$453
Amortized cost of invested assets transferred to affiliates	$—	$—	$—	$416
Net investment gains (losses) recognized on transfers	$—	$—	$—	$37
Estimated fair value of invested assets transferred from affiliates	$—	$—	$77	$293
In January 2017, the Company received transferred investments with an estimated fair value of $292 million, which are included in the table above, in addition to $275 million in cash related to the recapture of risks from minimum benefit guarantees on certain variable annuities previously reinsured by Brighthouse Life Insurance Company (“Brighthouse Insurance”).
The unpaid principal balance of MetLife, Inc. affiliated loans held by the Company totaled $1.8 billion at both September 30, 2018 and December 31, 2017. In March 2018, three senior notes previously issued by MetLife, Inc. to the Company were redenominated to Japanese yen. A $500 million senior note was redenominated to a new 53.3 billion Japanese yen senior note to the Company. The 53.3 billion Japanese yen senior note matures in June 2019 and bears interest at a rate per annum of 1.45%, payable semi-annually. A $250 million senior note was redenominated to a new 26.5 billion Japanese yen senior note to the Company. The 26.5 billion Japanese yen senior note matures in October 2019 and bears interest at a rate per annum of 1.72%, payable semi-annually. A $250 million senior note was also redenominated to a new 26.5 billion Japanese yen senior note to the Company. The 26.5 billion Japanese yen senior note matures in September 2020 and bears interest at a rate per annum of 0.82%, payable semi-annually. In the second quarter of 2018, the remaining $825 million of affiliated senior notes previously issued by MetLife, Inc. to the Company were redenominated to a new 38.5 billion Japanese yen senior note which matures in July 2021 and bears interest at a rate per annum of 2.97%, payable semi-annually and a new 51.0 billion Japanese yen senior note which matures in December 2021 and bears interest at a rate per annum of 3.14%, payable semi-annually. The carrying value of these MetLife, Inc. affiliated loans totaled $1.8 billion at both September 30, 2018 and December 31, 2017, and are included in other invested assets. Net investment income from these affiliated loans was $8 million and $23 million for the three months and nine months ended September 30, 2018, respectively, and $19 million and $58 million for the three months and nine months ended September 30, 2017, respectively.
The Company holds a surplus note from American Life Insurance Company, an affiliate, which was included in other invested assets, with a carrying value of $100 million at both September 30, 2018 and December 31, 2017. Net investment income from this affiliated surplus note was $0 and $2 million for the three months and nine months ended September 30, 2018, respectively, and $1 million and $3 million for the three months and nine months ended September 30, 2017, respectively.
The Company held preferred stock of Metropolitan Property and Casualty Insurance Company, an affiliate, which was included in other invested assets, with a carrying value of $315 million at both September 30, 2018 and December 31, 2017. Net investment income from the affiliated preferred stock dividends was $3 million and $7 million for the three months and nine months ended September 30, 2018, respectively, and $1 million and $4 million for the three months and nine months ended September 30, 2017, respectively.
In March 2017, the Company purchased from Brighthouse Insurance an interest in an operating joint venture for $286 million, which was settled in cash in April 2017.
See Note 2 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for information regarding the separation of Brighthouse. In June 2018, MetLife, Inc. sold Brighthouse Financial, Inc. common stock in exchange for MetLife, Inc. senior notes. At September 30, 2018, MetLife, Inc. no longer held any shares of Brighthouse Financial, Inc. for its own account; however, certain insurance company separate accounts managed by MetLife, held shares of Brighthouse Financial, Inc.
Through March 31, 2018, the Company provided investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $19 million for the nine months ended September 30, 2018 and $18 million and $54 million for the three months and nine months ended September 30, 2017, respectively. Effective April 1, 2018, the Company receives investment advisory services from an affiliate. The related affiliated investment advisory charges since April 1, 2018 were $71 million and $140 million for the three months and nine months ended September 30, 2018, respectively.
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
The Company uses structured interest rate swaps to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. government and agency, or other fixed maturity security AFS. Structured interest rate swaps are included in interest rate swaps and are not designated as hedging instruments.
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
The Company enters into written credit default swaps to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. government and agency securities, or other fixed maturity securities AFS. These credit default swaps are not designated as hedging instruments.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,450	$1,997	$1	$3,826	$2,289	$3
Foreign currency swaps	Foreign currency exchange rate	969	29	5	1,082	47	17
Subtotal		3,419	2,026	6	4,908	2,336	20
Cash flow hedges:
Interest rate swaps	Interest rate	3,121	113	9	3,337	234	—
Interest rate forwards	Interest rate	3,023	—	302	3,333	—	127
Foreign currency swaps	Foreign currency exchange rate	25,655	928	1,232	22,287	795	1,078
Subtotal		31,799	1,041	1,543	28,957	1,029	1,205
Total qualifying hedges		35,218	3,067	1,549	33,865	3,365	1,225
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	36,924	1,279	74	43,028	1,722	336
Interest rate floors	Interest rate	12,701	53	—	7,201	91	—
Interest rate caps	Interest rate	63,044	259	1	53,079	78	2
Interest rate futures	Interest rate	748	—	—	2,257	1	2
Interest rate options	Interest rate	20,775	78	1	7,525	142	11
Interest rate total return swaps	Interest rate	1,048	—	25	1,048	8	2
Synthetic GICs	Interest rate	16,868	—	—	11,318	—	—
Foreign currency swaps	Foreign currency exchange rate	6,783	675	110	6,739	547	164
Foreign currency forwards	Foreign currency exchange rate	1,083	21	11	961	16	7
Credit default swaps — purchased	Credit	941	27	5	980	7	8
Credit default swaps — written	Credit	7,975	152	1	7,874	181	—
Equity futures	Equity market	1,129	—	—	1,282	5	1
Equity index options	Equity market	18,097	392	466	14,408	384	476
Equity variance swaps	Equity market	3,530	47	175	3,530	45	169
Equity total return swaps	Equity market	1,033	—	27	1,077	—	39
Total non-designated or nonqualifying derivatives		192,679	2,983	896	162,307	3,227	1,217
Total		$227,897	$6,050	$2,445	$196,172	$6,592	$2,442
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Freestanding derivative and hedging gains (losses) (1)	$(275)	$(167)	$(449)	$(634)
Embedded derivative gains (losses)	199	141	738	317
Total net derivative gains (losses)	$(76)	$(26)	$289	$(317)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$92	$73	$268	$220
Interest credited to policyholder account balances	(27)	(20)	(79)	(40)
Nonqualifying hedges:
Net derivative gains (losses)	87	93	253	327
Policyholder benefits and claims	2	2	6	4
Total	$154	$148	$448	$511

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2018
Interest rate derivatives	$(200)	$—	$—
Foreign currency exchange rate derivatives	54	—	—
Credit derivatives — purchased	(6)	—	—
Credit derivatives — written	48	—	—
Equity derivatives	(186)	—	(25)
Total	$(290)	$—	$(25)
Three Months Ended September 30, 2017
Interest rate derivatives	$(60)	$(2)	$—
Foreign currency exchange rate derivatives	(238)	—	—
Credit derivatives — purchased	(6)	—	—
Credit derivatives — written	24	—	—
Equity derivatives	(124)	(2)	(52)
Total	$(404)	$(4)	$(52)
Nine Months Ended September 30, 2018
Interest rate derivatives	$(541)	$4	$—
Foreign currency exchange rate derivatives	234	—	—
Credit derivatives — purchased	6	—	—
Credit derivatives — written	(7)	—	—
Equity derivatives	(287)	1	(40)
Total	$(595)	$5	$(40)
Nine Months Ended September 30, 2017
Interest rate derivatives	$(260)	$(2)	$—
Foreign currency exchange rate derivatives	(639)	—	—
Credit derivatives — purchased	(14)	—	—
Credit derivatives — written	80	—	—
Equity derivatives	(442)	(4)	(149)
Total	$(1,275)	$(6)	$(149)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2018
Interest rate swaps:	Fixed maturity securities AFS	$1	$(1)	$—
	Policyholder liabilities (1)	(108)	109	1
Foreign currency swaps:	Foreign-denominated fixed maturity securities AFS and mortgage loans	4	(7)	(3)
	Foreign-denominated policyholder account balances (2)	—	—	—
Total		$(103)	$101	$(2)
Three Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities AFS	$1	$—	$1
	Policyholder liabilities (1)	(13)	12	(1)
Foreign currency swaps:	Foreign-denominated fixed maturity securities AFS	(8)	9	1
	Foreign-denominated policyholder account balances (2)	15	(16)	(1)
Total		$(5)	$5	$—
Nine Months Ended September 30, 2018
Interest rate swaps:	Fixed maturity securities AFS	$4	$(4)	$—
	Policyholder liabilities (1)	(389)	392	3
Foreign currency swaps:	Foreign-denominated fixed maturity securities AFS and mortgage loans	28	(32)	(4)
	Foreign-denominated policyholder account balances (2)	23	(23)	—
Total		$(334)	$333	$(1)
Nine Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities AFS	$2	$(2)	$—
	Policyholder liabilities (1)	(15)	83	68
Foreign currency swaps:	Foreign-denominated fixed maturity securities AFS	(13)	14	1
	Foreign-denominated policyholder account balances (2)	61	(40)	21
Total		$35	$55	$90
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0 and losses of less than $1 million for the three months and nine months ended September 30, 2018, respectively, and $0 and $20 million for the three months and nine months ended September 30, 2017, respectively.
At September 30, 2018 and December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.
At September 30, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $1.1 billion and $1.4 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Three Months Ended September 30, 2018
Interest rate swaps	$(89)	$1	$4	$4
Interest rate forwards	(87)	(3)	1	1
Foreign currency swaps	22	24	(1)	—
Credit forwards	—	—	—	—
Total	$(154)	$22	$4	$5
Three Months Ended September 30, 2017
Interest rate swaps	$15	$8	$4	$(2)
Interest rate forwards	2	(1)	1	—
Foreign currency swaps	(37)	282	(1)	—
Credit forwards	—	—	—	—
Total	$(20)	$289	$4	$(2)
Nine Months Ended September 30, 2018
Interest rate swaps	$(311)	$18	$13	$5
Interest rate forwards	(200)	—	2	—
Foreign currency swaps	28	(214)	(2)	5
Credit forwards	—	—	—	—
Total	$(483)	$(196)	$13	$10
Nine Months Ended September 30, 2017
Interest rate swaps	$90	$22	$12	$5
Interest rate forwards	138	(5)	2	(1)
Foreign currency swaps	(2)	882	(1)	1
Credit forwards	—	1	—	—
Total	$226	$900	$13	$5
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

At September 30, 2018, the Company expected to reclassify $200 million of deferred net gains (losses) on derivatives in AOCI, included in the table above, to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.0 billion and $7.9 billion, at September 30, 2018 and December 31, 2017, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2018 and December 31, 2017, the Company would have received $151 million and $181 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$154	2.2	$3	$159	2.8
Credit default swaps referencing indices	38	2,384	2.1	42	2,193	2.7
Subtotal	40	2,538	2.2	45	2,352	2.7
Baa
Single name credit default swaps (3)	2	277	1.9	4	416	1.5
Credit default swaps referencing indices	82	4,801	5.4	111	4,761	5.2
Subtotal	84	5,078	5.2	115	5,177	4.9
Ba
Single name credit default swaps (3)	—	10	1.7	1	105	3.4
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	10	1.7	1	105	3.4
B
Single name credit default swaps (3)	—	—	—	2	20	3.5
Credit default swaps referencing indices	27	349	4.7	18	220	5.0
Subtotal	27	349	4.7	20	240	4.9
Total	$151	$7,975	4.2	$181	$7,874	4.2
__________________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amount of potential future recoveries available to offset the $8.0 billion and $7.9 billion of future payments under credit default provisions at September 30, 2018 and December 31, 2017 set forth in the table above was $16 million and $27 million at September 30, 2018 and December 31, 2017, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,019	$2,408	$6,478	$2,203
OTC-cleared (1), (6)	118	16	168	216
Exchange-traded	—	—	6	3
Total gross estimated fair value of derivatives (1)	6,137	2,424	6,652	2,422
Amounts offset on the interim condensed consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1), (6)	6,137	2,424	6,652	2,422
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,089)	(2,089)	(1,891)	(1,891)
OTC-cleared	(6)	(6)	(31)	(31)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(2,805)	—	(3,448)	—
OTC-cleared	(112)	—	(131)	(179)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,040)	(318)	(954)	(312)
OTC-cleared	—	(10)	—	(6)
Exchange-traded	—	—	—	(3)
Net amount after application of master netting agreements and collateral	$85	$1	$197	$—
__________________

(1)
At September 30, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $87 million and $60 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($21) million and ($20) million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities AFS, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2018 and December 31, 2017, the Company received excess cash collateral of $90 million and $122 million, respectively, and provided excess cash collateral of $0 and $9 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $83 million and $30 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $147 million and $152 million, respectively, for its OTC-bilateral derivatives, and $216 million and $299 million, respectively, for its OTC-cleared derivatives, and $54 million and $50 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	September 30, 2018			December 31, 2017
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$318	$—	$318	$313	$—	$313
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$392	$—	$392	$399	$—	$399
Cash	$—	$—	$—	$—	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Options embedded in debt or equity securities (1)	Investments	$—	$(113)
Embedded derivatives within asset host contracts		$—	$(113)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$(259)	$(94)
Assumed guaranteed minimum benefits	Policyholder account balances	2	3
Funds withheld on ceded reinsurance	Other liabilities	445	898
Fixed annuities with equity indexed returns	Policyholder account balances	102	69
Embedded derivatives within liability host contracts		$290	$876
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

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net derivative gains (losses) (1), (2)	$199	$141	$738	$317
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $0 and ($21) million for the three months and nine months ended September 30, 2018, respectively, ($17) million and ($39) million for the three months and nine months ended September 30, 2017, respectively.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$55,241	$3,014	$58,255
U.S. government and agency	16,081	18,626	—	34,707
Foreign corporate	—	20,861	4,003	24,864
RMBS	—	19,419	2,944	22,363
ABS	—	8,273	542	8,815
State and political subdivision	—	6,982	—	6,982
CMBS	—	5,389	69	5,458
Foreign government	—	4,392	11	4,403
Total fixed maturity securities AFS	16,081	139,183	10,583	165,847
Equity securities	385	80	376	841
Other limited partnership interests	—	—	151	151
Short-term investments	999	1,270	649	2,918
Residential mortgage loans — FVO	—	—	323	323
Derivative assets: (1)
Interest rate	—	3,779	—	3,779
Foreign currency exchange rate	—	1,653	—	1,653
Credit	—	144	35	179
Equity market	—	380	59	439
Total derivative assets	—	5,956	94	6,050
Embedded derivatives within asset host contracts (3)	—	—	—	—
Separate account assets (3)	21,276	95,654	1,009	117,939
Total assets	$38,741	$242,143	$13,185	$294,069
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$86	$327	$413
Foreign currency exchange rate	—	1,354	4	1,358
Credit	—	6	—	6
Equity market	—	493	175	668
Total derivative liabilities	—	1,939	506	2,445
Embedded derivatives within liability host contracts (2)	—	—	290	290
Separate account liabilities (3)	—	8	8	16
Total liabilities	$—	$1,947	$804	$2,751

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$54,629	$3,461	$58,090
U.S. government and agency	18,802	19,743	—	38,545
Foreign corporate	—	21,471	4,125	25,596
RMBS	—	19,372	3,262	22,634
ABS	—	7,079	787	7,866
State and political subdivision	—	7,551	—	7,551
CMBS	—	5,461	27	5,488
Foreign government	—	4,471	31	4,502
Total fixed maturity securities AFS	18,802	139,777	11,693	170,272
Equity securities	399	893	366	1,658
Short-term investments	2,056	1,092	7	3,155
Residential mortgage loans — FVO	—	—	520	520
Derivative assets: (1)
Interest rate	1	4,556	8	4,565
Foreign currency exchange rate	—	1,405	—	1,405
Credit	—	149	39	188
Equity market	5	363	66	434
Total derivative assets	6	6,473	113	6,592
Embedded derivatives within asset host contracts (2)	—	—	—	—
Separate account assets (3)	23,571	106,294	960	130,825
Total assets	$44,834	$254,529	$13,659	$313,022
Liabilities
Derivative liabilities: (1)
Interest rate	$2	$351	$130	$483
Foreign currency exchange rate	—	1,261	5	1,266
Credit	—	8	—	8
Equity market	1	515	169	685
Total derivative liabilities	3	2,135	304	2,442
Embedded derivatives within liability host contracts (3)	—	—	876	876
Separate account liabilities (3)	—	7	2	9
Total liabilities	$3	$2,142	$1,182	$3,327
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

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the interim condensed consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the interim condensed consolidated balance sheets. At September 30, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($113) million, respectively.

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
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities AFS priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities AFS and 2% of the total estimated fair value of Level 3 fixed maturity securities AFS at September 30, 2018.
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
Fixed maturity securities AFS
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
Short-term investments and Other limited partnership interests
•
Short-term investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above; accordingly, the valuation approaches and observable inputs used in their valuation are also similar to those described above.
•
Short-term investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above;
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
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities AFS, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities AFS, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities and Short-term Investments,” “—Other Limited Partnership Interests” and “— Derivatives — Freestanding Derivatives.”

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
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, certain affiliated ceded reinsurance agreements related to such variable annuity guarantees, equity or bond indexed crediting rates within certain funding agreements and annuity contracts, and those related to funds withheld on ceded reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
Transfers between Levels 1 and 2:
There were no transfers between Levels 1 and 2 for assets and liabilities measured at estimated fair value and still held at September 30, 2018 and December 31, 2017.
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

					September 30, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	85	-	126	105	83	-	142	111	Increase
	•	Market pricing	•	Quoted prices (4)	37	-	703	131	10	-	443	123	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	107	94	—	-	126	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	14	-	102	100	27	-	104	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	100	-	100	100	100	-	101	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	310	-	331		200	-	300		Increase (7)
			•	Repurchase rates (8)	(5)	-	55		(5)	-	5		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(23)	-	2		(14)	-	(3)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	100		—	-	—		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	12%		26%		11%		31%		Increase (7)
			•	Correlation (12)	10%		30%		10%		30%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.18%		0%	-	0.09%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.57%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	2.5%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	16.50%	-	22%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	0.48%		0.02%	-	0.44%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities.

(2)
The impact of a decrease in input would have the opposite impact on estimated fair value. For embedded derivatives, changes to direct and assumed guaranteed minimum benefits are based on liability positions; changes to ceded guaranteed minimum benefits are based on asset positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities AFS of dollars per hundred dollars of par.

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

(10)	At both September 30, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Foreign Government	Structured Securities	Equity Securities	Other Limited Partnership Interests
	(In millions)
Three Months Ended September 30, 2018
Balance, beginning of period	$7,064	$11	$3,870	$345	$163
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	—	28	—	11
Total realized/unrealized gains (losses) included in AOCI	(119)	—	(6)	—	(3)
Purchases (4)	285	—	528	—	1
Sales (4)	(251)	—	(176)	(6)	(21)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	84	—	27	45	—
Transfers out of Level 3 (5)	(46)	—	(716)	(8)	—
Balance, end of period	$7,017	$11	$3,555	$376	$151
Three Months Ended September 30, 2017
Balance, beginning of period	$8,458	$14	$4,133	$416	$—
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(4)	—	21	—	—
Total realized/unrealized gains (losses) included in AOCI	121	—	17	(3)	—
Purchases (4)	420	—	220	4	—
Sales (4)	(255)	—	(303)	(52)	—
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	117	—	—	—	—
Transfers out of Level 3 (5)	(110)	—	(270)	—	—
Balance, end of period	$8,747	$14	$3,818	$365	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$—	$—	$26	$—	$11
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (6)	$(3)	$—	$21	$(2)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2018
Balance, beginning of period	$552	$405	$(275)	$(437)	$1,138
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	4	(47)	199	2
Total realized/unrealized gains (losses) included in AOCI	(2)	—	(107)	—	—
Purchases (4)	101	—	—	—	148
Sales (4)	(2)	(70)	—	—	(215)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	(16)	17	(52)	—
Transfers into Level 3 (5)	—	—	—	—	5
Transfers out of Level 3 (5)	—	—	—	—	(77)
Balance, end of period	$649	$323	$(412)	$(290)	$1,001
Three Months Ended September 30, 2017
Balance, beginning of period	$821	$615	$(277)	$(1,008)	$975
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	32	(5)	131	6
Total realized/unrealized gains (losses) included in AOCI	—	—	1	—	—
Purchases (4)	—	10	—	—	136
Sales (4)	(247)	(72)	—	—	(35)
Issuances (4)	—	—	—	—	1
Settlements (4)	—	(21)	(16)	(54)	(1)
Transfers into Level 3 (5)	2	—	—	—	56
Transfers out of Level 3 (5)	(174)	—	—	—	(101)
Balance, end of period	$402	$564	$(297)	$(931)	$1,037
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$—	$(5)	$(34)	$202	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30 2017 (6)	$—	$32	$(9)	$59	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Foreign Government	Structured Securities	Equity Securities	Other Limited Partnership Interests
	(In millions)
Nine Months Ended September 30, 2018
Balance, beginning of period	$7,586	$31	$4,076	$366	$—
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	11	—	70	(10)	5
Total realized/unrealized gains (losses) included in AOCI	(390)	—	5	—	—
Purchases (4)	1,020	—	563	5	2
Sales (4)	(964)	(2)	(580)	(20)	(68)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	87	—	50	45	212
Transfers out of Level 3 (5)	(333)	(18)	(629)	(10)	—
Balance, end of period	$7,017	$11	$3,555	$376	$151
Nine Months Ended September 30, 2017
Balance, beginning of period	$8,839	$21	$4,541	$420	$—
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	5	—	76	(14)	—
Total realized/unrealized gains (losses) included in AOCI	394	—	94	27	—
Purchases (4)	1,853	—	465	10	—
Sales (4)	(1,229)	(1)	(1,038)	(74)	—
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	58	—	10	—	—
Transfers out of Level 3 (5)	(1,173)	(6)	(330)	(4)	—
Balance, end of period	$8,747	$14	$3,818	$365	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$(2)	$—	$65	$—	$5
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (6)	$(1)	$—	$66	$(12)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2018
Balance, beginning of period	$7	$520	$(191)	$(876)	$958
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	7	(123)	738	2
Total realized/unrealized gains (losses) included in AOCI	(4)	—	(200)	—	—
Purchases (4)	652	—	4	—	200
Sales (4)	(1)	(151)	—	—	(161)
Issuances (4)	—	—	—	—	(3)
Settlements (4)	—	(53)	98	(152)	—
Transfers into Level 3 (5)	—	—	—	—	81
Transfers out of Level 3 (5)	(5)	—	—	—	(76)
Balance, end of period	$649	$323	$(412)	$(290)	$1,001
Nine Months Ended September 30, 2017
Balance, beginning of period	$25	$566	$(559)	$(893)	$1,141
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	38	7	343	(22)
Total realized/unrealized gains (losses) included in AOCI	—	—	136	—	—
Purchases (4)	400	184	—	—	269
Sales (4)	—	(155)	—	—	(78)
Issuances (4)	—	—	—	—	1
Settlements (4)	—	(69)	119	(381)	(62)
Transfers into Level 3 (5)	2	—	—	—	21
Transfers out of Level 3 (5)	(25)	—	—	—	(233)
Balance, end of period	$402	$564	$(297)	$(931)	$1,037
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (6)	$—	$(13)	$(41)	$744	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (6)	$—	$38	$(19)	$343	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	September 30, 2018	December 31, 2017
	(In millions)
Unpaid principal balance	$401	$650
Difference between estimated fair value and unpaid principal balance	(78)	(130)
Carrying value at estimated fair value	$323	$520
Loans in nonaccrual status	$104	$198
Loans more than 90 days past due	$49	$94
Loans in nonaccrual status or more than 90 days past due, or both - difference between aggregate estimated fair value and unpaid principal balance	$(56)	$(102)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$60,813	$—	$—	$61,316	$61,316
Policy loans	$6,050	$—	$271	$6,596	$6,867
Other invested assets	$2,880	$—	$2,618	$169	$2,787
Premiums, reinsurance and other receivables	$14,864	$—	$607	$14,776	$15,383
Liabilities
Policyholder account balances	$74,269	$—	$—	$74,156	$74,156
Long-term debt	$1,619	$—	$1,877	$—	$1,877
Other liabilities	$14,390	$—	$1,188	$13,210	$14,398
Separate account liabilities	$51,304	$—	$51,304	$—	$51,304

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
8. Equity
Dividend Restrictions
The table below sets forth the dividends permitted to be paid in 2018 by Metropolitan Life Insurance Company to MetLife, Inc. without insurance regulatory approval and the dividends paid during the nine months ended September 30, 2018:

Company	Paid (1)		Permitted Without Approval
	(In millions)
Metropolitan Life Insurance Company	$2,424	(2)	$3,075
__________________

(1)	Reflects all amounts paid, including those requiring regulatory approval.

(2)
Represents ordinary dividends of $1.7 billion and an extraordinary dividend of $705 million that was paid with regulatory approval. The extraordinary dividend was paid in cash with proceeds from the sale to an affiliate of certain property, equipment, leasehold improvements and computer software that were non-admitted by Metropolitan Life Insurance Company for statutory accounting purposes. The affiliate received a capital contribution in cash from MetLife, Inc. to fund the purchase.

See Note 12 of the Notes to Consolidated Financial Statements included in the 2017 Annual Report for additional information on dividend restrictions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company, was as follows:

	Three Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,933	$1,013	$(47)	$(2,112)	$2,787
OCI before reclassifications	(1,212)	(154)	(35)	130	(1,271)
Deferred income tax benefit (expense)	252	38	7	(27)	270
AOCI before reclassifications, net of income tax	2,973	897	(75)	(2,009)	1,786
Amounts reclassified from AOCI	(73)	(26)	—	31	(68)
Deferred income tax benefit (expense)	16	—	—	(7)	9
Amounts reclassified from AOCI, net of income tax	(57)	(26)	—	24	(59)
Balance, end of period	$2,916	$871	$(75)	$(1,985)	$1,727

	Three Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,549	$1,216	$(82)	$(1,813)	$4,870
OCI before reclassifications	560	(20)	29	2	571
Deferred income tax benefit (expense)	(214)	7	(7)	(1)	(215)
AOCI before reclassifications, net of income tax	5,895	1,203	(60)	(1,812)	5,226
Amounts reclassified from AOCI	(30)	(293)	—	40	(283)
Deferred income tax benefit (expense)	10	102	—	(14)	98
Amounts reclassified from AOCI, net of income tax	(20)	(191)	—	26	(185)
Balance, end of period	$5,875	$1,012	$(60)	$(1,786)	$5,041

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,351	$906	$(47)	$(1,782)	$5,428
OCI before reclassifications	(5,796)	(483)	(23)	130	(6,172)
Deferred income tax benefit (expense)	1,237	93	2	(27)	1,305
AOCI before reclassifications, net of income tax	1,792	516	(68)	(1,679)	561
Amounts reclassified from AOCI	26	183	—	93	302
Deferred income tax benefit (expense)	(5)	(35)	—	(20)	(60)
Amounts reclassified from AOCI, net of income tax	21	148	—	73	242
Cumulative effects of changes in accounting principles	(119)	—	—	—	(119)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,222	207	(7)	(379)	1,043
Cumulative effects of changes in accounting principles, net of income tax (2)	1,103	207	(7)	(379)	924
Balance, end of period	$2,916	$871	$(75)	$(1,985)	$1,727

	Nine Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,592	$1,459	$(67)	$(1,865)	$3,119
OCI before reclassifications	3,434	226	9	5	3,674
Deferred income tax benefit (expense)	(1,215)	(79)	(2)	(2)	(1,298)
AOCI before reclassifications, net of income tax	5,811	1,606	(60)	(1,862)	5,495
Amounts reclassified from AOCI	98	(913)	—	118	(697)
Deferred income tax benefit (expense)	(34)	319	—	(42)	243
Amounts reclassified from AOCI, net of income tax	64	(594)	—	76	(454)
Balance, end of period	$5,875	$1,012	$(60)	$(1,786)	$5,041
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$136	$(5)	$31	$30	Net investment gains (losses)
Net unrealized investment gains (losses)	6	(3)	16	(5)	Net investment income
Net unrealized investment gains (losses)	(69)	38	(73)	(123)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	73	30	(26)	(98)
Income tax (expense) benefit	(16)	(10)	5	34
Net unrealized investment gains (losses), net of income tax	57	20	(21)	(64)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	8	18	22	Net derivative gains (losses)
Interest rate swaps	4	4	13	12	Net investment income
Interest rate forwards	(3)	(1)	—	(5)	Net derivative gains (losses)
Interest rate forwards	1	1	2	2	Net investment income
Foreign currency swaps	24	282	(214)	882	Net derivative gains (losses)
Foreign currency swaps	(1)	(1)	(2)	(1)	Net investment income
Credit forwards	—	—	—	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	26	293	(183)	913
Income tax (expense) benefit	—	(102)	35	(319)
Gains (losses) on cash flow hedges, net of income tax	26	191	(148)	594
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(36)	(45)	(107)	(134)
Amortization of prior service (costs) credit	5	5	14	16
Amortization of defined benefit plan items, before income tax	(31)	(40)	(93)	(118)
Income tax (expense) benefit	7	14	20	42
Amortization of defined benefit plan items, net of income tax	(24)	(26)	(73)	(76)
Total reclassifications, net of income tax	$59	$185	$(242)	$454
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
General and administrative expenses	$678	$689	$2,018	$1,943
Pension, postretirement and postemployment benefit costs	18	51	52	138
Premium taxes, other taxes, and licenses & fees	96	63	279	212
Commissions and other variable expenses	445	436	1,317	1,369
Capitalization of DAC	(7)	(17)	(26)	(57)
Amortization of DAC and VOBA	104	(43)	271	124
Interest expense on debt	27	26	81	79
Total other expenses	$1,361	$1,205	$3,992	$3,808
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Employee Benefit Plans (continued)

The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$40	$1	$40	$—
Interest costs	93	13	98	16
Divestitures	—	—	3	2
Expected return on plan assets	(131)	(18)	(121)	(16)
Amortization of net actuarial (gains) losses	45	(9)	45	—
Amortization of prior service costs (credit)	—	(5)	—	(5)
Allocated to affiliates	(20)	6	(9)	—
Net periodic benefit costs (credit)	$27	$(12)	$56	$(3)

	Nine Months Ended September 30,
	2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$119	$4	$120	$3
Interest costs	279	38	295	50
Divestitures	—	—	3	2
Expected return on plan assets	(394)	(54)	(362)	(48)
Amortization of net actuarial (gains) losses	133	(26)	134	—
Amortization of prior service costs (credit)	—	(14)	(1)	(15)
Allocated to affiliates	(58)	19	(26)	(1)
Net periodic benefit costs (credit)	$79	$(33)	$163	$(9)
See Note 14 for information on benefit plan transfers to an affiliate.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

11. Income Tax
The Company’s effective tax rates differ from the U.S. statutory rate typically due to non-taxable investment income and tax credits. The Company’s year-to-date results include a tax benefit of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary. The Company’s prior period results include tax benefits of $25 million for tax audit settlements.
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
In accordance with Staff Accounting Bulletin (“SAB”) 118 issued by the U.S. Securities and Exchange Commission (“SEC”) in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting is not complete. For these items, the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates will be reported as provisional amounts during the measurement period, which will not exceed one year from the date of enactment of U.S. Tax Reform. The Company may reflect adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
At December 31, 2017, the Company recorded provisional estimates for the deemed repatriation transition tax, global intangible low-tax income, compensation and fringe benefits, alternative minimum tax credits, and tax credit partnerships. At September 30, 2018, updates were made to the provisional amounts for tax credit partnerships, as described in the following paragraph. No other updates to provisional estimates were made.
Certain tax credit partnership investments derive returns in part from income tax credits. The Company recognizes changes in tax attributes at the partnership level when reported by the investee in its financial information. The Company did not receive the necessary investee financial information to determine the impacts of U.S. Tax Reform on the tax attributes of its tax credit partnership investments until the third quarter of 2018. Accordingly, prior to the third quarter of 2018, the Company applied prior law to these equity method investments in accordance with SAB 118. After receiving the information, an after tax reduction in tax credit partnerships’ equity method income of $32 million was included in net investment income for both the three months and nine months ended September 30, 2018.
See Note 15 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for further information regarding SAB 118 items.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2018. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $475 million.
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
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. Metropolitan Life Insurance Company has never engaged in the business of manufacturing, producing, distributing, or selling asbestos or asbestos-containing products nor has Metropolitan Life Insurance Company issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing, or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of Metropolitan Life Insurance Company’s employees during the period from the 1920’s through approximately the 1950’s and allege that Metropolitan Life Insurance Company learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life Insurance Company believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury and factors unrelated to the ultimate legal merit of the claims asserted against Metropolitan Life Insurance Company. Metropolitan Life Insurance Company employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling individual or groups of claims or lawsuits under appropriate circumstances.
Claims asserted against Metropolitan Life Insurance Company have included negligence, intentional tort and conspiracy concerning the health risks associated with asbestos. Metropolitan Life Insurance Company’s defenses (beyond denial of certain factual allegations) include that: (i) Metropolitan Life Insurance Company owed no duty to the plaintiffs — it had no special relationship with the plaintiffs and did not manufacture, produce, distribute, or sell the asbestos products that allegedly injured plaintiffs; (ii) plaintiffs did not rely on any actions of Metropolitan Life Insurance Company; (iii) Metropolitan Life Insurance Company’s conduct was not the cause of the plaintiffs’ injuries; (iv) plaintiffs’ exposure occurred after the dangers of asbestos were known; and (v) the applicable time with respect to filing suit has expired. During the course of the litigation, certain trial courts have granted motions dismissing claims against Metropolitan Life Insurance Company, while other trial courts have denied Metropolitan Life Insurance Company’s motions. There can be no assurance that Metropolitan Life Insurance Company will receive favorable decisions on motions in the future. While most cases brought to date have settled, Metropolitan Life Insurance Company intends to continue to defend aggressively against claims based on asbestos exposure, including defending claims at trials.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

As reported in the 2017 Annual Report, Metropolitan Life Insurance Company received approximately 3,514 asbestos-related claims in 2017. During the nine months ended September 30, 2018 and 2017, Metropolitan Life Insurance Company received approximately 2,558 and 2,742 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s increase in its recorded liability at December 31, 2017. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2018.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) advised Metropolitan Life Insurance Company that it believed payments were due under two settlement agreements, known as “Administrative Orders on Consent,” that New England Mutual Life Insurance Company (“New England Mutual”) signed in 1989 and 1992 with respect to the cleanup of a Superfund site in Florida (the “Chemform Site”). The EPA originally contacted Metropolitan Life Insurance Company (as successor to New England Mutual) and a third party in 2001, and advised that they owed additional clean-up costs for the Chemform Site. The matter was not resolved at that time. In September 2012, the EPA, Metropolitan Life Insurance Company and the third party executed an Administrative Order on Consent under which Metropolitan Life Insurance Company and the third party agreed to be responsible for certain environmental testing at the Chemform Site. The EPA may seek additional costs if the environmental testing identifies issues. The EPA and Metropolitan Life Insurance Company have reached a settlement in principle on the EPA’s claim for past costs. The Company estimates that the aggregate cost to resolve this matter, including the settlement for claims of past costs and the costs of environmental testing, will not exceed $300 thousand.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Inquiries into Pension Benefits and Related Litigation
The Company informed its primary state regulator, the New York Department of Financial Services (“NYDFS”), about its practices in connection with the payment of certain pension benefits to annuitants and related matters. The NYDFS is examining the issue. The Division of Enforcement of the SEC is also investigating this matter and several additional regulators, including, but not limited to, the Massachusetts Securities Division, have made inquiries into these practices, including as to related disclosures. It is possible that other jurisdictions may pursue similar investigations or inquiries. As previously disclosed in the 2017 Annual Report, the Company, in connection with a review of practices and procedures used to estimate reserves related to certain RIS group annuitants who have been unresponsive or missing over time, identified a material weakness in its internal control over financial reporting related to certain RIS group annuity reserves. In conjunction with the material weakness, the Company increased reserves by $510 million pre-tax to reinstate reserves previously released, and to reflect accrued interest and other related liabilities. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.
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
Roycroft v. MetLife, Inc., et al. (S.D.N.Y., filed June 18, 2018)
Plaintiff filed this putative class action against MetLife, Inc. and Metropolitan Life Insurance Company on behalf of all persons due benefits under group annuity contracts but who did not receive the entire amount to which they were entitled. Plaintiff asserts claims for unjust enrichment, accounting, and restitution based on allegations that the Company and MetLife, Inc. failed to timely pay annuity benefits to certain group annuitants. Plaintiff seeks declaratory and injunctive relief, as well as unspecified compensatory and punitive damages, and other relief. The Company and MetLife, Inc. intend to defend this action vigorously.
Other Litigation
Sun Life Assurance Company of Canada Indemnity Claim
In 2006, Sun Life Assurance Company of Canada (“Sun Life”), as successor to the purchaser of Metropolitan Life Insurance Company’s Canadian operations, filed a lawsuit in Toronto, seeking a declaration that Metropolitan Life Insurance Company remains liable for “market conduct claims” related to certain individual life insurance policies sold by Metropolitan Life Insurance Company that were subsequently transferred to Sun Life. In January 2010, the court found that Sun Life had given timely notice of its claim for indemnification but, because it found that Sun Life had not yet incurred an indemnifiable loss, granted Metropolitan Life Insurance Company’s motion for summary judgment. In September 2010, Sun Life notified Metropolitan Life Insurance Company that a purported class action lawsuit was filed against Sun Life in Toronto alleging sales practices claims regarding the policies sold by Metropolitan Life Insurance Company and transferred to Sun Life (the “Ontario Litigation”). On August 30, 2011, Sun Life notified Metropolitan Life Insurance Company that another purported class action lawsuit was filed against Sun Life in Vancouver, BC alleging sales practices claims regarding certain of the same policies sold by Metropolitan Life Insurance Company and transferred to Sun Life. Sun Life contends that Metropolitan Life Insurance Company is obligated to indemnify Sun Life for some or all of the claims in these lawsuits. In September 2018, the Court of Appeal for Ontario affirmed the lower court’s decision to not certify the sales practices claims in the Ontario Litigation. These sales practices cases against Sun Life are ongoing, and the Company is unable to estimate the reasonably possible loss or range of loss arising from this litigation.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.9 billion and $3.3 billion at September 30, 2018 and December 31, 2017, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $3.8 billion and $3.9 billion at September 30, 2018 and December 31, 2017, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $453 million, with a cumulative maximum of $839 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $4 million at both September 30, 2018 and December 31, 2017 for indemnities, guarantees and commitments.
13. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $471 million and $1.5 billion for the three months and nine months ended September 30, 2018, respectively, and $575 million and $1.7 billion for the three months and nine months ended September 30, 2017, respectively. Total revenues received from affiliates related to these agreements were $18 million and $133 million for the three months and nine months ended September 30, 2018, respectively, and $58 million and $175 million for the three months and nine months ended September 30, 2017, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $328 million and $1.0 billion for the three months and nine months ended September 30, 2018, respectively, and $378 million and $1.1 billion for the three months and nine months ended September 30, 2017, respectively, and were reimbursed to the Company by these affiliates.
The Company had net payables to affiliates, related to the items discussed above, of $152 million and $205 million at September 30, 2018 and December 31, 2017, respectively.
See Notes 5 and 10 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, and Metropolitan Tower Life Insurance Company, all of which are related parties. Additionally, the Company has reinsurance agreements with Brighthouse Insurance, Brighthouse Life Insurance Company of NY and New England Life Insurance Company, former subsidiaries of MetLife, Inc. that were part of the separation of Brighthouse and were related parties through June 2018 (see Note 5).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018 (1)	2017 (1)
	(In millions)
Premiums
Reinsurance assumed	$2	$5	$7	$118
Reinsurance ceded	(24)	(32)	(87)	(101)
Net premiums	$(22)	$(27)	$(80)	$17
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$(2)	$(2)	$16
Reinsurance ceded	(4)	(6)	(14)	(16)
Net universal life and investment-type product policy fees	$(4)	$(8)	$(16)	$—
Other revenues
Reinsurance assumed	$(2)	$4	$3	$30
Reinsurance ceded	138	139	401	421
Net other revenues	$136	$143	$404	$451
Policyholder benefits and claims
Reinsurance assumed	$1	$4	$5	$63
Reinsurance ceded	(33)	(26)	(90)	(90)
Net policyholder benefits and claims	$(32)	$(22)	$(85)	$(27)
Interest credited to policyholder account balances
Reinsurance assumed	$8	$12	$30	$36
Reinsurance ceded	(3)	(3)	(9)	(9)
Net interest credited to policyholder account balances	$5	$9	$21	$27
Other expenses
Reinsurance assumed	$—	$(4)	$10	$33
Reinsurance ceded	154	139	412	459
Net other expenses	$154	$135	$422	$492
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)

(1)	Includes the following amounts for reinsurance transactions with Brighthouse, which effective July 1, 2018 was no longer considered a related party:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$1	$112
Universal life and investment-type product policy fees
Reinsurance assumed	$(2)	$15
Other revenues
Reinsurance assumed	$7	$30
Policyholder benefits and claims
Reinsurance assumed	$2	$60
Interest credited to policyholder account balances
Reinsurance assumed	$7	$12
Other expenses
Reinsurance assumed	$10	$9
Reinsurance ceded	—	27
Net other expenses	$10	$36
Information regarding the significant effects of affiliated reinsurance included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2018		December 31, 2017
	Assumed	Ceded	Assumed (1)	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$—	$12,672	$47	$12,762
Deferred policy acquisition costs and value of business acquired	—	(181)	—	(180)
Total assets	$—	$12,491	$47	$12,582
Liabilities
Future policy benefits	$64	$(1)	$380	$(4)
Policyholder account balances	154	—	166	—
Other policy-related balances	1	13	104	15
Other liabilities	836	12,371	1,858	12,970
Total liabilities	$1,055	$12,383	$2,508	$12,981
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)

(1)	Includes the following amounts for reinsurance transactions with Brighthouse, which effective July 1, 2018 was no longer considered a related party:

December 31, 2017
Assumed
(In millions)
Assets
Premiums, reinsurance and other receivables	$47
Liabilities
Future policy benefits	$313
Other policy-related balances	101
Other liabilities	1,028
Total liabilities	$1,442
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $3 million and $16 million at September 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with these embedded derivatives were $3 million and $13 million for the three months and nine months ended September 30, 2018, respectively, and $0 and ($6) million for the three months and nine months ended September 30, 2017, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $442 million and $882 million at September 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivative were $77 million and $440 million for the three months and nine months ended September 30, 2018, respectively, and ($1) million and ($124) million for the three months and nine months ended September 30, 2017, respectively.
14. Subsequent Events
New York Special Considerations Letter
The NYDFS issued its annual “Special Considerations” letter (“SCL”) to New York licensed insurers on November 2, 2018.  The SCL includes certain provisions that require such insurers, among other things, to use certain assumptions and perform certain tests as part of year-end asset adequacy testing.  The Company is currently evaluating the SCL’s potential impact.
Employee Benefit Plan Transfers
Effective October 1, 2018, the Company amended certain qualified and nonqualified defined benefit pension plans, other postretirement employee benefit plans and defined contribution plans to replace the Company as plan sponsor with an affiliate. As part of the non-cash transfer of the employee benefits, the Company expects to record in the fourth quarter of 2018 a net decrease to total equity of approximately $100 million, which includes a decrease to additional paid-in capital of approximately $1.8 billion, substantially offset by an increase to AOCI of approximately $1.7 billion.

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
Group Annuity Reserves and Other Revisions
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Group Annuity Reserves and Other Revisions” included in the 2017 Annual Report, a material weakness was identified in internal control over financial reporting relating to the review of practices and procedures used to estimate the Company’s reserves related to certain Retirement and Income Solutions (“RIS”) group annuitants who have been unresponsive or missing over time. An update of the remediation plan to remove the material weakness is further described in “Controls and Procedures.” Also, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for prior year periods’ revisions related to the Company’s consolidated results, as well as “Risk Factors” disclosed in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Item 1A. Risk Factors, for further information.

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
Given the complexities of U.S. Tax Reform, amounts recorded may change, possibly materially, due to, among other things, changes in interpretations and assumptions made by the Company, additional guidance that may be issued and actions that the Company may take. See Notes 1 and 11 of the Notes to the Interim Condensed Consolidated Financial Statements for a further discussion of U.S. Tax Reform and the impact to the Company in the third quarter of 2018.
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
In June 2018, MetLife, Inc. sold Brighthouse Financial, Inc. common stock in exchange for MetLife, Inc. senior notes. At September 30, 2018, MetLife, Inc. no longer held any shares of Brighthouse Financial, Inc. for its own account; however, certain insurance company separate accounts managed by MetLife held shares of Brighthouse Financial, Inc.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
The U.S. insurance industry is regulated primarily at the state level by state insurance regulators, with some products and services also subject to federal regulation. In addition, we are subject to regulation under the insurance holding company laws of New York. Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and to the Employee Retirement Income Security Act of 1974. See “— Insurance Regulation” below, as well as “Business — Regulation,” and “Risk Factors — Regulatory and Legal Risks - Our Insurance Businesses Are Highly Regulated, and Changes in Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability and Limit Our Growth” included in the 2017 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Insurance Regulation
NAIC
In 2015, the National Association of Insurance Commissioners (“NAIC”) commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this initiative, the NAIC engaged a third-party consultant to develop recommendations regarding reserve and capital requirements. Following several public exposures of the consultant’s recommendations, the NAIC recently adopted a new variable annuity framework, which is designed to reduce the level and volatility of the non-economic aspect of reserve and risk-based capital requirements for variable annuity products. The NAIC will now prepare technical language in various NAIC manuals and guidelines that is necessary to implement the new framework. We cannot predict the impact of this framework on our business until such technical requirements of the framework are completed, and we cannot predict whether the New York Department of Financial Services (“NYDFS”) or other state insurance regulators will adopt standards different from the NAIC framework.

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

Results of Operations
Consolidated Results
Business Overview. Overall sales for the nine months ended September 30, 2018 increased compared to the prior period reflecting higher sales of pension risk transfers (driven by a large transaction in the second quarter of 2018), partially offset by lower sales of structured settlement products and a decrease in funding agreement issuances, all within our RIS business. Sales in our Group Benefits business declined, as lower sales in our core insurance products (due to higher large case sales in the prior period) were partially offset by continued growth in our voluntary products. Revenues in our MetLife Holdings segment decreased as a result of the discontinuance of the marketing of life and annuity products in early 2017.

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Revenues
Premiums	$21,794	$17,597
Universal life and investment-type product policy fees	1,570	1,706
Net investment income	8,171	7,955
Other revenues	1,203	1,148
Net investment gains (losses)	(21)	184
Net derivative gains (losses)	289	(317)
Total revenues	33,006	28,273
Expenses
Policyholder benefits and claims and policyholder dividends	24,454	20,455
Interest credited to policyholder account balances	1,821	1,660
Capitalization of DAC	(26)	(57)
Amortization of DAC and VOBA	271	124
Interest expense on debt	81	79
Other expenses	3,666	3,662
Total expenses	30,267	25,923
Income (loss) before provision for income tax	2,739	2,350
Provision for income tax expense (benefit)	244	451
Net income (loss)	2,495	1,899
Less: Net income (loss) attributable to noncontrolling interests	10	8
Net income (loss) attributable to Metropolitan Life Insurance Company	$2,485	$1,891
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
During the nine months ended September 30, 2018, net income (loss) increased $596 million from the prior period primarily driven by favorable changes in net derivative gains (losses) and adjusted earnings, including the favorable impact of U.S. Tax Reform, partially offset by an unfavorable change in net investment gains (losses).
Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities available-for-sale and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities.

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

Net Derivative Gains (Losses). Direct, assumed and ceded variable annuity embedded derivatives, as well as the associated freestanding derivative hedges, are referred to as “VA program derivatives.” All other embedded derivatives and all freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives.” The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Non-VA program derivatives
Interest rate	$(332)	$68
Foreign currency exchange rate	165	(354)
Credit	37	107
Equity	(84)	26
Non-VA embedded derivatives	421	(190)
Total non-VA program derivatives	207	(343)
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	499	511
Nonperformance risk adjustment	(21)	(39)
Other risks	(161)	145
Total	317	617
Embedded derivatives - ceded reinsurance:
Market and other risks	—	(110)
Total	—	(110)
Freestanding derivatives hedging direct and assumed embedded derivatives	(235)	(481)
Total VA program derivatives	82	26
Net derivative gains (losses)	$289	$(317)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $550 million ($435 million, net of income tax). This was primarily due to a change in the value of the underlying assets favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Also, there were foreign currency gains primarily due to the U.S. dollar strengthening relative to other key currencies in the current period versus weakening in the prior period, favorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. These increases were partially offset by: (i) long-term interest rates increasing in the current period versus decreasing in the prior period, unfavorably impacting receive fixed interest rate swaps and interest rate total return swaps; (ii) equity markets increasing in the current period, unfavorably impacting new equity options acquired as part of the Company’s macro hedge program; and (iii) credit spreads narrowing less in the current period than the prior period, unfavorably impacting written credit default swaps used in replications. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $56 million ($44 million, net of income tax). This was primarily due to a favorable change of $38 million ($30 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, as well as a favorable change of $18 million ($14 million, net of income tax) related to the change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged. The primary change in other risks was due to the impact of variable annuity reinsurance recaptures, which became effective in the first quarter of 2017.

The aforementioned favorable change of $38 million ($30 million, net of income tax) was primarily driven by changes in market factors and other risks.
The primary changes in market factors are summarized as follows:

•
Key equity index levels increased less in the current period versus the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the Standard & Poor’s Ratings Services 500 Index increased 9% in the current period and increased 13% in the prior period.

•
Long-term U.S. interest rates increased in the current period and decreased in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 10-year U.S. swap rate increased 72 basis points in the current period and decreased 5 basis points in the prior period.

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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $205 million ($162 million, net of income tax) primarily reflects lower gains on sales of real estate joint ventures, partially offset by higher foreign currency translation gains on unhedged guaranteed investment contracts.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for the current period include a $120 million ($95 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $3 million gain ($2 million, net of income tax) was recognized in net derivative gains (losses).
Of the $120 million charge, $49 million ($39 million, net of income tax) was related to DAC and $71 million ($56 million, net of income tax) was associated with reserves. The portion of the $120 million charge that is included in adjusted earnings is a gain of $49 million ($39 million, net of income tax).
The $3 million gain recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions was included within the other risks in embedded derivatives caption in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were due to operational assumption updates related to the projection of closed block results in the MetLife Holdings segment and are summarized as follows:

•	Economic assumption updates resulted in net favorable changes to reserves, partially offset by unfavorable changes to DAC for a net favorable impact of $60 million ($47 million, net of income tax).

•
Changes to biometric assumptions resulted in net favorable changes to DAC, partially offset by unfavorable changes in reserves for a net favorable impact of $33 million ($26 million, net of income tax).

•
Changes in policyholder behavior assumptions resulted in net unfavorable changes to reserves, partially offset by favorable changes to DAC for a net unfavorable impact of $116 million ($91 million, net of income tax).

•	Changes in operational assumptions resulted in a net charge of $97 million ($77 million, net of income tax).
Results for the prior period include a $74 million ($48 million, net of prior period income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which an $18 million ($12 million, net of prior period income tax) gain was recognized in net derivative gains (losses). Of the $74 million gain, a $141 million ($92 million, net of prior period income tax) gain was associated with DAC, offset by a $67 million ($44 million, net of prior period income tax) loss related to reserves. The portion of the $74 million gain that is included in adjusted earnings is $140 million ($91 million, net of prior period income tax).
Certain other insurance adjustments recorded in the current period include a $74 million ($59 million, net of income tax) charge due to a current period increase in our incurred but not reported (“IBNR”) life reserves, reflecting enhancements to our processes related to potential claims in our MetLife Holdings segment, and a favorable net insurance adjustment of $47 million ($37 million, net of income tax) resulting from reserve and DAC modeling improvements in our individual disability insurance business in our U.S. segment. These adjustments are included in adjusted earnings.

Taxes. Income tax expense for the nine months ended September 30, 2018 was $244 million, or 9% of income (loss) before provision for income tax, compared with $451 million, or 19% of income (loss) before provision for income tax, for the nine months ended September 30, 2017. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income and tax credits for investments in low income housing. Our current period results include a tax benefit of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to the Company. Our prior period results include a tax benefit of $25 million from tax audit settlements. The changes from U.S. Tax Reform resulted in a net increase in earnings of $271 million for the nine months ended September 30, 2018 compared to the prior period, which includes a $32 million, net of income tax, reduction of net investment income in the current period related to tax credit partnership investments.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $376 million, net of income tax, to $2.6 billion, net of income tax, for the nine months ended September 30, 2018 from $2.2 billion, net of income tax, for the nine months ended September 30, 2017.

Reconciliation of net income (loss) to adjusted earnings

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Net income (loss)	$2,495	$1,899
Less: Net investment gains (losses)	(21)	184
Less: Net derivative gains (losses)	289	(317)
Less: Other adjustments to net income (1)	(409)	(373)
Less: Provision for income tax (expense) benefit	32	177
Adjusted earnings	$2,604	$2,228
__________________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Reconciliation of revenues to adjusted revenues and expenses to adjusted expenses

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Total revenues	$33,006	$28,273
Less: Net investment gains (losses)	(21)	184
Less: Net derivative gains (losses)	289	(317)
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	(1)	—
Less: Other adjustments to revenues (1)	(207)	(226)
Total adjusted revenues	$32,946	$28,632
Total expenses	$30,267	$25,923
Less: Adjustments related to net investment gains (losses) and net derivative gains (losses)	55	(66)
Less: Other adjustments to expenses (1)	146	213
Total adjusted expenses	$30,066	$25,776
__________________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for additional details on these adjustments by financial statement line item.

Consolidated Results — Adjusted Earnings
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were the favorable impact of U.S. Tax Reform, higher net investment income due to higher investment yields and a larger asset base, favorable underwriting and net favorable refinements made to DAC and certain insurance-related liabilities, partially offset by higher interest credited expenses and the unfavorable impact of our annual actuarial assumption review.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a net increase in adjusted earnings of $339 million for the nine months ended September 30, 2018 compared to the prior period, which includes a $32 million, net of income tax, reduction of net investment income in the current period related to tax credit partnership investments.
Business Growth. Net investment income improved as a result of higher average invested assets in our U.S. segment, partially offset by a reduced asset base in our MetLife Holdings segment. The higher asset base in our U.S. segment was due to the impact of increased premiums, primarily from pension risk transfer sales, partially offset by a decrease in net flows from funding agreements. Consistent with the growth in average invested assets from positive net flows in the U.S segment, interest credited on long-duration contracts increased. In our MetLife Holdings segment, negative net flows in our deferred annuities business and a decrease in universal life sales resulted in lower asset-based fee income, decreasing adjusted earnings. Higher interest credited on insurance liabilities in our MetLife Holdings segment also decreased adjusted earnings. In our U.S. segment, higher volume-related, direct and premium tax expenses were partially offset by lower pension and post-retirement expenses. However, this net increase in expenses, coupled with the increase due to the 2018 reinstatement of the annual health insurer fee under the Patient Protection and Health Care and Education Reconciliation Act of 2010, were more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, decreased adjusted earnings by $20 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were positively impacted by higher yields on fixed income securities, lower investment expenses and higher returns on real estate investments. This increase in net investment income was partially offset by lower returns on private equities, driven by a decrease in certain partnership distributions, as well as lower earnings on our securities lending program, primarily resulting from lower margins due to the impact of a flatter yield curve. The net increase in investment yields was more than offset by higher average interest credited rates, which drove an increase in interest credited expenses, primarily in our U.S. segment. The changes in market factors discussed above resulted in a $37 million decrease in adjusted earnings.
Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Favorable underwriting increased adjusted earnings by $108 million due to favorable morbidity experience of $95 million and favorable mortality experience of $13 million, primarily in our U.S. segment. The favorable morbidity experience in our U.S. segment was due to favorable renewal results, as well as lower claim incidence and severity in our group disability business, coupled with growth and favorable claims experience in our accident & health business, partially offset by less favorable claims experience in our dental and vision businesses. Favorable morbidity experience in our MetLife Holdings segment was primarily due to the impact of favorable rate actions in our long-term care business. Favorable mortality results in our U.S. segment were mainly due to our universal life, specialized life insurance and structured settlements businesses, partially offset by less favorable claim experience in our term life business. This was partially offset by unfavorable mortality results in our MetLife Holdings segment as a result of higher life claim severity. The impact in both periods of our annual actuarial assumption review resulted in a decrease of $74 million in adjusted earnings. Changes in operational assumptions, including updates to closed block projections, maintenance and other expenses, were less favorable as compared to the prior period. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $51 million increase in adjusted earnings. This includes the following current period refinements: (i) a favorable insurance adjustment in our U.S. segment resulting from reserve and DAC modeling improvements in our individual disability insurance business; (ii) a favorable reserve adjustment in our MetLife Holdings segment resulting from modeling improvements in our life business; and (iii) a charge due to an increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims in our MetLife Holdings segment. This also includes the following prior period refinements: (i) the net unfavorable impact from a life reinsurance recapture; (ii) the unfavorable impact from the recapture and novation of, as well as adjustments to, assumed and ceded agreements covering certain variable annuity business; (iii) an unfavorable DAC adjustment related to certain assumed participating whole life business; and (iv) a favorable reserve adjustment resulting from modeling improvements in our life business reserving process, all in our MetLife Holdings segment.

Expenses. Adjusted earnings increased $5 million primarily due to lower Separation-related and employee-related expenses. In addition, the prior period included expenses related to the guaranty fund assessment for Penn Treaty Network America Insurance Company. These decreases in expenses were partially offset by increases in litigation accruals, costs associated with corporate initiatives and projects and other corporate-related expenses. The increase in costs associated with corporate initiatives and projects was primarily due to expenses associated with our unit cost initiative, partially offset by lease impairments in the prior period and lower costs associated with certain other enterprise-wide initiatives in the current period.
Taxes. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income and tax credits for investments in low income housing. Our current period results include a tax benefit of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to the Company. Our prior period results include a tax benefit of $25 million from tax audit settlements. Lower utilization of tax-preferenced items decreased adjusted earnings by $11 million as compared to the prior period.
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
Reconciliations of these non-GAAP measures to the most directly comparable historical GAAP measures are included in the results of operations, see “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
Our definitions of the various non-GAAP and other financial measures discussed in this report may differ from those used by other companies.
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

The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments, (iii) benefits and hedging costs related to GMIBs (“GMIB costs”) and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market value adjustments”);

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
While the Company is making progress toward remediating this material weakness (as described below under “Remediation Status of Reported Material Weakness”), the Company had not completed its remediation as of September 30, 2018.
Evaluation of Disclosure Controls and Procedures
Management, including the CEO and current CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2018. Solely because of the material weakness in internal control over financial reporting reported in the 2017 Annual Report, MetLife, Inc.’s CEO and current CFO concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.
Remediation Status of Reported Material Weakness
Management continues to execute its plan to remediate the material weakness. As of September 30, 2018, management had performed the following activities:

•
The Company completed its examination and analysis of the facts and circumstances giving rise to the material weakness under the supervision of the Chief Risk Officer. The Company is addressing the examination findings through ongoing remediation. The Company continues to believe the remediation plan remains appropriate;

•	The Company continued its enhanced search practices to identify, contact, and act upon responses from “unresponsive and missing” plan annuitants; and

•
The Company enhanced the internal controls associated with the internal communication and escalation governance process it implemented for the 2017 Annual Report, as well as subsequently filed Quarterly Reports on Form 10-Q.

The remediation steps outlined above will strengthen the Company’s internal control over financial reporting. Management continues to test the ongoing operating effectiveness of all new and modified controls and will consider the material weakness remediated after the applicable controls operate effectively for a sufficient period.
In addition, the Company continued to enhance the model risk management and data validation controls, policies and procedures. The Company will continue to evaluate, update and improve its internal control over financial reporting as management executes on its remediation plan.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: November 7, 2018