Form 10-K
period 2018-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2019-03-19
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 18, 2019, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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
Many factors will be important in determining the results of Metropolitan Life Insurance Company, its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult economic conditions, including risks relating to interest rates, credit spreads, equity, real estate, obligors and counterparties, and derivatives; (2) adverse global capital and credit market conditions, which may affect our ability to meet liquidity needs and access capital, including through credit facilities; (3) downgrades in our claims paying ability, financial strength or credit ratings; (4) availability and effectiveness of reinsurance, hedging or indemnification arrangements; (5) the impact on us of changes to and implementation of the wide variety of laws and regulations to which we are subject; (6) regulatory, legislative or tax changes relating to our operations that may affect the cost of, or demand for, our products or services; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) investment losses, defaults and volatility; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) differences between actual claims experience and underwriting and reserving assumptions; (11) the impact of technological changes on our businesses; (12) catastrophe losses; (13) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (14) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements or value of business acquired; (15) exposure to losses related to guarantees in certain products; (16) ineffectiveness of risk management policies and procedures or models; (17) a failure in MetLife’s cybersecurity systems or other information security systems or MetLife’s disaster recovery plans; (18) any failure to protect the confidentiality of client information; (26) changes in accounting standards; (19) MetLife associates taking excessive risks; (20) difficulties in marketing and distributing products through our distribution channels; (21) difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions and dispositions, joint ventures, or other legal entity reorganizations; and (22) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission.
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
The Company is a provider of insurance, annuities, employee benefits and asset management. We are also one of the largest institutional investors in the United States with a $264.3 billion general account portfolio invested primarily in investment grade corporate bonds, structured finance securities, mortgage loans and U.S. Treasury and agency securities, as well as real estate and corporate equity, at December 31, 2018.
Our well-recognized brand, competitive and innovative product offerings and financial strength and expertise should help drive future growth building on a long history of fairness, honesty and integrity. We continue to pursue our refreshed enterprise strategy, focusing on transforming the Company to become more digital, driving efficiencies and innovation to achieve competitive advantage, and simplified, decreasing the costs and risks associated with our highly complex industry to customers. One MetLife remains at the center of everything we do: collaborating, sharing best practices, and putting the enterprise first. Digital and simplified are the key enablers of our strategic cornerstones, all of which satisfy the criteria of our Accelerating Value strategic initiative by offering customers truly differentiated value propositions that allow us to establish clear competitive advantages:

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

Revenues derived from FedEx Corporation were $6.0 billion for the year ended December 31, 2018, which represented 20% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from an agreement with the U.S. Office of Personnel Management for the Federal Employees’ Group Life Insurance program were $3.1 billion and $2.8 billion for the years ended December 31, 2018 and 2017, respectively, which represented 10% and 11%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2018 and 2017.
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

Dental Insurance	Provides insurance and ASO arrangements that assist employees, retirees and their families in maintaining oral health while reducing out-of-pocket expenses.
Disability	For groups and individuals, benefits such as income replacement, payment of business overhead expenses or mortgage protection, in the event of the disability of the insured.
Accident & Health Insurance	Provides accident, critical illness or hospital indemnity coverage to the insured.

Retirement and Income Solutions
Our RIS business provides funding and financing solutions that help institutional customers mitigate and manage liabilities primarily associated with their qualified, nonqualified and welfare employee benefit programs using a spectrum of life and annuity-based insurance and investment products.

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

• Separate account annuities include both participating and non-participating group contract benefits. Participating contract benefits are purchased for retired, terminated, or active employees covered under active or terminated pension plans. The assets supporting the guaranteed benefits for each contract are held in a separate account, however, the Company fully guarantees all benefit payments. Non-participating contracts have economic features similar to our general account product, but offer the added protection of an insulated separate account. Under accounting principles generally accepted in the United States of America (“GAAP”), these annuity contracts are treated as general account products.

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

Sales Distribution
Group Benefits Distribution
We distribute Group Benefits products and services through a sales force primarily comprised of MetLife employees that is segmented by the size of the target customer. Marketing representatives sell either directly to corporate and other group customers or through an intermediary, such as a broker or consultant. In addition, voluntary products are sold by specialists. Employers have been emphasizing voluntary products and, as a result, we have increased our focus on communicating and marketing to employees in order to further foster sales of those products.
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
Retirement and Income Solutions Distribution
We distribute RIS products and services through dedicated sales teams and relationship managers primarily comprised of MetLife employees. We may sell products directly to benefit plan sponsors and advisors or through brokers, consultants or other intermediaries. In addition, these sales professionals work with individual and group distribution areas to better reach and service customers, brokers, consultants and other intermediaries.
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

Corporate & Other
Overview
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including enterprise-wide strategic initiative restructuring charges and various start-up businesses. Additionally, Corporate & Other includes run-off businesses. Corporate & Other also includes the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to affiliated reinsurance and intersegment loans, which bear interest rates commensurate with related borrowings.
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
Pricing
Product pricing reflects our pricing standards. GRM, as well as regional finance and product teams, are responsible for pricing and oversight for all of our insurance businesses. Product pricing is based on the expected payout of benefits calculated through the use of assumptions for mortality, morbidity, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Investment-oriented products are priced based on various factors, which may include investment returns, expenses, persistency and optionality and possible variability of results. For certain products, pricing may include prospective and retrospective experience rating features. Prospective experience rating involves the evaluation of past experience for the purpose of determining future premium rates and we bear all prior year gains and losses. Retrospective experience rating also involves the evaluation of past experience for the purpose of determining the actual cost of providing insurance for the customer; however, the contract includes certain features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on actual prior years’ experience.
Rates for group benefit products are based on anticipated earnings and expenses for the book of business being underwritten. Renewals are generally reevaluated annually or biannually and are re-priced to reflect actual experience on such products. Products offered by RIS are priced on demand. Pricing reflects expected investment returns, as well as mortality, longevity and expense assumptions appropriate for each product. This business is generally nonparticipating and illiquid, as policyholders have few or no options or contractual rights to cash values.

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
For our RIS business, we have periodically engaged in reinsurance activities on an opportunistic basis. There were no such transactions during the periods presented. In April 1996 and December 1997, the Company entered into two long-term transactions representing approximately $1.5 billion of reserve transfers on structured settlement policies. Through these transactions, 100% of certain risks were transferred, such as payments contingent upon the beneficiary living at the time payment is owed, beginning in 2019 for certain policies, and non-contingent payments guaranteed for a certain minimum number of years, for other policies.

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
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We purchase catastrophe coverage to reinsure risks issued within territories that we believe are subject to the greatest catastrophic risks. We use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. Excess of retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies.
Reinsurance Recoverables
For information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables on the consolidated balance sheets, see Note 6 of the Notes to the Consolidated Financial Statements.
Regulation
Overview
The U.S. insurance industry is regulated primarily at the state level by state insurance regulators, with some products and services also subject to federal regulation. We are also subject to regulation under the insurance holding company laws of New York. Furthermore, some of our operations, products and services are subject to consumer protection laws, securities regulation, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”).
We expect the scope and extent of regulation and regulatory oversight generally to continue to increase. The regulatory environment and changes in laws in the jurisdictions in which we operate could have a material adverse effect on our results of operations.
Insurance Regulation
Insurance regulation generally aims at supervising and regulating insurers, with the goal of protecting policyholders and ensuring that insurance companies remain solvent. Insurance regulators have increasingly sought information about the potential impact of activities in holding company systems as a whole, and some jurisdictions have adopted laws and regulations enhancing “group-wide” supervision, including as developed through the National Association of Insurance Commissioners’ (“NAIC”) Solvency Modernization Initiative. See “— NAIC” for information regarding group-wide supervision.

Metropolitan Life Insurance Company has all material licenses to transact its business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia, Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving certain policy forms, including required policyholder disclosures;

•
regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements, and identifying and paying to the states or local authorities benefits and other property that is not claimed by the owners;

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types and amounts of investments.
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
Insurance and securities regulatory authorities and other law enforcement agencies and attorneys general from time to time make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 16 of the Notes to the Consolidated Financial Statements.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed that may significantly affect the insurance business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) effected the most far-reaching overhaul of financial regulation in the United States in decades, including the creation of the Financial Stability Oversight Council, which was given the authority to designate certain financial companies as non-bank systemically important financial institutions subject to supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”). We are not able to predict with certainty whether or what changes may be made to Dodd-Frank in the future or whether such changes would have a material effect on our business operations. As such, we cannot currently identify all of the risks or opportunities, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.

Dodd-Frank includes provisions that may impact our investments and investment activities, including the federal regulation of such activities. Until the various final regulations are promulgated pursuant to Dodd-Frank, and perhaps for some time thereafter, the full impact of Dodd-Frank on such activities will remain unclear.
Guaranty Associations and Similar Arrangements
Many jurisdictions in which we are admitted to transact business require life and health insurers doing business within the jurisdiction to participate in guaranty associations or similar arrangements in order to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 16 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, U.S. state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed below regarding the consent order and in Note 16 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2018, 2017 and 2016, we did not receive any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries. On October 15, 2018, MetLife received notice that insurance regulators for the states of Pennsylvania, California, Florida, North Dakota and New Hampshire have scheduled a multistate market conduct re-examination of MetLife and its affiliates relating to compliance with the Regulatory Settlement Agreement on unclaimed proceeds. On January 28, 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to the open quinquennial exam and agreed to pay a $19.75 million fine, an additional $1.5 million in customer restitution and submit remediation plans for approval within 60 days.
Regulatory authorities in a number of states, the Financial Industry Regulatory Authority and, occasionally, the U.S. Securities and Exchange Commission (the “SEC”) have had investigations or inquiries relating to sales of individual life insurance policies or annuities or other products issued by Metropolitan Life Insurance Company. These investigations often focus on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, or misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.
Insurance standard-setting and regulatory support organizations, including the NAIC, encourage insurance supervisors to establish Supervisory Colleges for U.S.-based insurance groups with international operations to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife’s regulators, such as the NYDFS, regularly chair Supervisory College meetings that are attended by MetLife’s key U.S. and non-U.S. regulators.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 16 of the Notes to the Consolidated Financial Statements for further information regarding retained asset accounts and unclaimed property inquiries, including pension benefits.
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

NAIC
The NAIC assists state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. State insurance regulators may act independently or adopt regulations proposed by the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various state insurance departments may impact our statutory capital and surplus.
State insurance holding company laws and regulations are generally based on the Model Holding Company Act and Regulation. These insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations.
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
The NAIC has concluded its “Solvency Modernization Initiative,” which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC’s Solvency Modernization Initiative focused on: (i) capital requirements; (ii) corporate governance and risk management; (iii) group supervision; (iv) statutory accounting and financial reporting; and (v) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and Regulation. The model act, which requires insurers to make an annual confidential filing regarding their corporate governance policies, has been adopted in twenty-seven states as of February 2019, including certain of our insurance subsidiaries’ domiciliary states. In addition, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA Model Act”), which has been enacted by New York, our domiciliary state. The ORSA Model Act requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife, Inc. has submitted on behalf of the enterprise an Own Risk and Solvency Assessment summary report to the NYDFS annually since this requirement became effective.
The NAIC has approved a new valuation manual containing a principle-based approach to the calculation of life insurance reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principle-based approach became effective on January 1, 2017 in the states where it had been adopted, to be followed by a three-year phase-in period (at the option of insurance companies on a product-by-product basis) for new business since it was enacted into law by the required number of state legislatures. New York has enacted legislation which will allow principle-based reserving no later than January 1, 2020. New York’s implementing regulation establishes that the reserving standard in New York will be consistent with the reserve standards, valuation methods and related requirements of the NAIC Valuation Manual (the “Valuation Manual”), while also authorizing the NYDFS to deviate from the Valuation Manual, by regulation, if it determines that an alternative requirement would be in the best interest of the policyholders of New York.

In 2015, the NAIC commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this initiative, the NAIC engaged a third-party consultant to develop recommendations regarding reserve and capital requirements. Following several public exposures of the consultant’s recommendations, the NAIC adopted a new variable annuity framework, which is designed to reduce the level and volatility of the non-economic aspect of reserve and risk-based capital (“RBC”) requirements for variable annuity products. The NAIC is now preparing technical language to be included in various NAIC manuals and guidelines to implement the new framework. We cannot predict the impact of this framework on our business until such technical requirements of the framework are completed, and we cannot predict whether the NYDFS or other state insurance regulators will adopt standards different from the NAIC framework.
In August 2017, the NAIC released a paper on macro-prudential initiatives, in which they proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and exposure concentrations. The NAIC has adopted extensive changes to Statutory Annual Statement reporting, effective for year-end 2019, which it believes will improve liquidity risk monitoring.
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life subject to the NAIC Model Regulation Valuation of Life Insurance Policies (commonly referred to as XXX), and universal and variable life policies with secondary guarantees subject to NAIC Actuarial Guideline 38 (commonly referred to as AXXX), as well as our closed block. Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. In 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states without any further action necessary by state legislatures or insurance regulators to implement them, and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015. In late 2016, the NAIC adopted an update to AG 48 and a model regulation that contains the same substantive requirements as the updated AG 48. The states have started to adopt the model regulation.
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives, or what impact these initiatives will have on our business, financial condition or results of operations.
Surplus and Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators generally have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.” See also “Dividend Restrictions” in Note 12 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.
Risk-Based Capital
Metropolitan Life Insurance Company is subject to RBC requirements that were developed by the NAIC and adopted by New York. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. See “Statutory Equity and Income” in Note 12 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.”

In December 2017, President Trump signed into law H.R.1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). Following the reduction in the federal corporate income tax rate pursuant to U.S. Tax Reform, the NAIC adopted revisions to certain factors used to calculate Life RBC, which is the denominator of the RBC ratio. These revisions to the NAIC’s Life RBC calculation have resulted in increases in RBC charges and a reduction in our RBC ratio. The NAIC is also studying RBC revisions for bonds, real estate, and longevity risk, but it is premature to project the impact of any potential regulatory changes resulting from such proposals.
The NAIC is continuing to develop a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC expects to conduct field testing in the first half of 2019. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. Nonetheless, any new group capital calculation methodology may incorporate existing RBC concepts. It is not possible to predict what impact any such regulatory tool may have on our business.
With the exception of changes related to the NAIC’s principle-based reserving framework, discussed above under “— NAIC,” we are not aware of any upcoming NAIC adoptions or state insurance department regulation changes that would have a material impact on the RBC ratio of Metropolitan Life Insurance Company.
Investments Regulation
Metropolitan Life Insurance Company is subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by Metropolitan Life Insurance Company complied, in all material respects, with such regulations at December 31, 2018.
New York Insurance Regulation 210
Insurance Regulation 210 went into effect in New York on March 19, 2018. Insurance Regulation 210 establishes standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer's discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. Examples of NGEs include cost of insurance for universal life insurance policies, as well as interest crediting rates for annuities and universal life insurance policies. The regulation requires insurers to notify policyholders at least 60 days in advance of any change in NGEs that is adverse to policyholders and, with respect to life insurance, to notify the NYDFS at least 120 days prior to any such changes. Additionally, the regulation requires insurers to file annually with NYDFS to inform the NYDFS of any changes adverse to policyholders made in the prior year. The regulation generally prohibits insurers from increasing profit margins for in-force policies or adjusting NGEs in order to recoup past losses.
Cybersecurity and Privacy Regulation
Pursuant to U.S. federal and state laws, and laws of other jurisdictions in which we operate, various government agencies have established rules protecting the privacy and security of personal information. In addition, most U.S. states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. The area of cybersecurity has also come under increased scrutiny by insurance and other regulators.
New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities under its jurisdiction, requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. The regulation specifically provides for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance to the NYDFS.

In addition, on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. To date, the Cybersecurity Model Law has only been adopted by South Carolina. As adopted by South Carolina, and if adopted as state legislation elsewhere, the Cybersecurity Model Law would impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. A drafting note in the Cybersecurity Model Law states that a licensee’s compliance with the New York cybersecurity regulation is intended to constitute compliance with the Cybersecurity Model Law.
The California Consumer Privacy Act of 2018 (the “CCPA”) grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as a right to have a business delete their personal information (with some exceptions). Its definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the United States. Failure to comply with the CCPA could result in regulatory fines, and the law grants a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. We expect that exceptions to the CCPA will apply to a significant portion of our business. The CCPA is expected to become operational on January 1, 2020, but California’s Attorney General is expected to delay enforcement actions until six months after a final regulation is promulgated or July 1, 2020, whichever is sooner.
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
The DOL issued regulations that largely were applicable in 2017 that expanded the definition of “investment advice” and required an advisor to meet an impartial or “best interests” standard, but the regulations were formally vacated by the U.S. Court of Appeals for the Fifth Circuit in 2018. The Court of Appeals decision also vacated certain DOL amendments to prohibited transaction exemptions. The DOL has announced that it plans to issue revised fiduciary investment advice regulations in September 2019. At this time, we cannot predict what form those regulations may take or their potential impact on us.
Separately, on April 18, 2018, the SEC proposed and opened for public comment a package of the rule proposals and interpretations regarding Regulation Best Interest, which would require broker-dealers to act in the best interest of “retail” customers including participants in ERISA-covered plans and IRAs when making a recommendation of any securities transaction or investment strategy involving securities. The comment period for these proposals has closed. We cannot predict the timing of any final rules or interpretations.
On December 14, 2017, the DOL released its semiannual regulatory agenda, which proposed revisions to Form 5500, the form used for ERISA annual reporting, proposed jointly with the IRS and the Pension Benefit Guaranty Corporation in 2016. The revisions affect employee pension and welfare benefit plans, including our ERISA plans, and require audits of information, self-directed brokerage account disclosure and additional extensive disclosure. We cannot predict the effect these proposals will have on our business, if enacted, or what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our results of operations and financial condition.

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
Several other regulatory organizations have also proposed various “best interest” standards. The NAIC has been discussing proposed revisions to the Suitability in Annuity Transactions Model Regulation throughout 2018. The revisions are intended to elevate the standard of care in existing suitability standards for the sale of annuities and to make consumers aware of any material conflicts of interest. A further updated draft of the Suitability in Annuity Transactions Model Regulation was exposed for public comment through mid-February 2019. The NAIC intends to finalize the revisions to the Suitability in Annuity Transactions Model Regulation in 2019. In addition, on December 27, 2017, the NYDFS proposed initial revisions to Insurance Regulation 187, which not only incorporate the “best interest” standard but also would expand the scope of the regulation beyond annuity transactions to include sales of life insurance policies to consumers. On July 22, 2018, the NYDFS issued the final version of revised Insurance Regulation 187, which takes effect on August 1, 2019 for annuity products and on February 1, 2020 for life insurance products.
Derivatives Regulation
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and which imposes additional costs, including reporting and margin requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements to pledge variation and/or initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties); the margin requirements for OTC-cleared transactions and the variation margin requirements for OTC-bilateral derivatives are already in effect, while the initial margin requirements for OTC-bilateral transactions will likely be applicable to us in September 2020. These increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.

Dodd-Frank also expanded the definition of “swap” and mandated the SEC and U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the SEC’s and CFTC’s interpretive regulations, products offered by our insurance subsidiaries other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients. Federal banking regulators have recently adopted new rules that will apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These new rules, which went into effect on January 1, 2019, will generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these new rules, it could limit our recovery in the event of a default and increase our counterparty risk.
The amount of collateral we are required to pledge and the payments we are required to make under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for OTC-cleared transactions and for OTC-bilateral transactions entered into after the phase-in period, which will likely be applicable to us in September 2020 as a result of adoption by the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”), the Farm Credit Administration and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC of final margin requirements for non-centrally cleared derivatives.
Securities Regulation
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, as well as certain fixed interest rate or index-linked contracts with features that require them to be registered as securities (such as “registered fixed contracts”) or sold through private placement issuances. As a result, some of our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
Federal and state securities laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to adopt new rules impacting new or existing products, regulate the issuance, sale and distribution of our products and limit or restrict the conduct of business for failure to comply with such laws and regulations.
Some of our activities in offering and selling variable insurance products and certain fixed interest rate or index-linked contracts are subject to extensive regulation under the federal securities laws and regulations administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940 (the “Investment Company Act”) or are exempt from registration under the Investment Company Act. Such separate accounts are generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies associated with these registered separate accounts are registered with the SEC under the Securities Act of 1933 (the “Securities Act”) or are exempt from registration under the Securities Act. We also issue fixed interest rate or index-linked contracts with features that require them to be registered as securities under the Securities Act.
Federal and state securities regulatory authorities from time to time make inquiries and conduct examinations regarding our compliance with securities laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Environmental Laws and Regulations
As an owner and operator of real property in many jurisdictions, we are subject to extensive environmental laws and regulations in such jurisdictions. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.

Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “—Insurance Regulation — Insurance Regulatory Examinations and Other Activities” for discussion of the Regulatory Settlement Agreement relating to unclaimed proceeds. See also “Controls and Procedures” and Note 16 of the Notes to the Consolidated Financial Statements.
Fiscal Measures
If the U.S. Congress does not approve annual appropriations or otherwise extend appropriations by continuing resolution, many federal government agencies must discontinue most non-essential, discretionary functions, known as a “partial government shutdown.” Most recently, the U.S. government operated under a partial shutdown from December 22, 2018 to January 25, 2019. During a partial government shutdown, financial markets, including the government bond market, continue to function. If the SEC is shut down, although certain SEC functions continue, the SEC may not process new or pending registration statements, qualifications of new or pending offering statements or applications for exemptive relief, which could disrupt or delay new public bond issuances. The partial shutdown of certain other federal agencies could also delay or otherwise impact certain transactions or projects. An extended partial government shutdown could also negatively impact capital markets and economic conditions generally.
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
See “Risk Factors — Economic Environment and Capital Markets Risks — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings or MetLife, Inc.’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies” for an in-depth description of the impact of a ratings downgrade.

Item 1A. Risk Factors
Economic Environment and Capital Markets Risks
Difficult Economic Conditions May Adversely Affect Our Business, Results of Operations and Financial Condition
Stressed conditions, volatility and disruptions in financial asset classes or various markets can have an adverse effect on us, in part because we have a large investment portfolio and our insurance liabilities are sensitive to changing market factors. Global market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and deflation and inflation, and government actions taken in response to any of these factors, could all adversely affect our financial condition (including our liquidity and capital levels), our business operations and our ability to meet our obligations, by virtue of their impact on levels of economic activity, employment, customer behavior, or mismatched impacts on the value of our assets and our liabilities. Such factors could also have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. In the event of extreme prolonged market events, such as a global credit crisis, a market downturn, or sustained low market returns, we could incur significant capital or operating losses due to, among other reasons, losses incurred in our general account and as a result of the impact on us of guarantees, including increases in liabilities, capital maintenance obligations and collateral requirements associated with our affiliated reinsurers and other similar arrangements. Any of these events could also impair our financial strength ratings.
See “Business — Regulation.”
Interest Rate Risk
Some of our products, principally traditional life, universal life, fixed annuities, GICs, funding agreements and structured settlements, expose us to the risk that changes in interest rates, including reductions in the difference between short-term and long-term interest rates, could reduce our investment margin or “spread,” which could in turn reduce our net income.
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which could reduce our investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although lowering interest crediting rates can help offset decreases in spreads on some products, our ability to lower these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates, and could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our spread could decrease or potentially become negative, which could have a material adverse effect on our results of operations and financial condition.
Significantly lower spreads may cause us to accelerate amortization, thereby reducing net income and potentially negatively affecting our credit instrument covenants or rating agency assessment of our financial condition. In addition, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers. This could result in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency during a period when our new investments carry lower returns. A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially affect our results of operations, financial position and cash flows, and may significantly reduce our profitability.

Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), which reduces net income and potentially negatively affects our credit instrument covenants and rating agency assessment of our financial condition. Furthermore, if interest rates rise, our unrealized gains on fixed income securities would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these fixed income securities would be recognized in net income when a gain or loss is realized upon the sale of the security or if the decline in estimated fair value is determined to be other than temporary and an impairment charge to earnings is taken. Finally, an increase in interest rates could result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.
Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest rate sensitive liabilities. For some of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. In addition, asymmetrical and non-economic accounting may cause material changes to our net income and stockholders’ equity in any given period because our nonqualified derivatives are recorded at fair value through earnings, while the related hedged items either follow an accrual-based accounting model, such as insurance liabilities, or are recorded at fair value through other comprehensive income.
Regulators, law enforcement agencies, or the ICE Benchmark Association (the current administrator of LIBOR) may take actions resulting in changes to the way LIBOR is determined, the discontinuance of reliance on LIBOR as a benchmark rate or the establishment of alternative reference rates. The U.K. Financial Conduct Authority has announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Federal Reserve Bank of New York has begun publishing a Secured Overnight Financing Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. At this time, we cannot predict how markets will respond to these new rates, and we cannot predict the effect of any changes to or discontinuation of LIBOR on new or existing financial instruments to which we have exposure. Any changes to or discontinuation of LIBOR may have an adverse effect on interest rates on certain derivatives and floating-rate securities we hold, securities we have issued, or other assets or liabilities whose value is tied to LIBOR or to a LIBOR alternative. Any uncertainty regarding the continued use and reliability of LIBOR could adversely affect the value of such instruments. Furthermore, changes to or the discontinuation of LIBOR may impact other aspects of our business, including products, pricing, and models. Any change to or discontinuation of similar benchmark rates besides LIBOR could have similar effects.
See:

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment;”

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities;” and

•	Note 9 of the Notes to the Consolidated Financial Statements.
Credit Spread Risk
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility can make it difficult to value certain of our securities if trading becomes less frequent. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition and may require additional reserves. Significant volatility in the markets could cause changes in credit spreads and defaults and a lack of pricing transparency, which could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows. An increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing should we need to access credit markets.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks.”

Equity Risk
Downturns and volatility in equity markets can have a material adverse effect on the revenues and investment returns from our savings and investment products and services, where fee income is earned based upon the estimated fair value of the assets that we manage. The variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits that increase our potential benefit exposure should equity markets decline or stagnate.
The timing of distributions from and valuations of leveraged buy-out funds, hedge funds and other private equity funds in which we invest can be difficult to predict and depends on the performance of the underlying investments, the funds’ schedules for making distributions, and their needs for cash. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these alternative investment classes. In addition, the estimated fair value of such alternative investments or equity securities we hold may be adversely impacted by downturns or volatility in equity markets.
See “Quantitative and Qualitative Disclosures About Market Risk.”
Real Estate Risk
Our investments in commercial, agricultural and residential mortgage loans, and our investments in real estate and real estate joint ventures, can be adversely affected by changes in the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes and housing and commercial property market conditions. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.
Obligor and Counterparty Risk
The issuers or guarantors of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. Additionally, the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase. U.S. states, municipalities may face budget deficits and other financial difficulties, which could have an adverse impact on the value of securities we hold issued by and political subdivisions or under the auspices of such U.S. states, municipalities and political subdivisions.
Many of our transactions with counterparties such as brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions expose us to the risk of counterparty default. Such credit risk may be exacerbated if we cannot realize the collateral held by us in secured transactions or cannot liquidate such collateral at prices sufficient to recover the full amount of the loan or derivative exposure due to us. Furthermore, potential action by governments and regulatory bodies, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our business and results of operations.
Derivatives Risk
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives, our hedges of the related risk will be ineffective. A counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of derivatives agreements or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations, including our liquidity. If the net estimated fair value of a derivative to which we are a party declines, we may be required to pledge collateral or make payments related to such decline. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the impacted businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors in such valuation or valuation methodology.

See:

•	“Business — Regulation — Derivatives Regulation” and

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivatives.”
Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital
Volatility, disruptions, or other conditions in global capital markets could also have an adverse impact on our capital, credit capacity, and liquidity. If our stress-testing indicates that such conditions could have an impact beyond expectations, or our business otherwise requires, we may have to seek additional financing, the availability and cost of which could be adversely affected by market conditions, regulatory considerations, availability of credit to our industry generally, our credit ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms or at all. Our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending or derivatives agreements or we are required to post collateral or make payments related to specified counterparty agreements.
Without sufficient liquidity, our ability to pay claims, other operating expenses, interest on our debt and dividends on our capital stock, to maintain our securities lending activities, to replace certain maturing liabilities, and to sustain our operations and investments could be adversely affected, and our business and financial results may suffer. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital needed to operate our business, most significantly in our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital necessary to grow our business. As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
See:

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending and Repurchase Agreements” and

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.”
An Inability to Access Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in MetLife, Inc.’s Credit Ratings and Our Financial Strength Ratings
MetLife, Inc.’s failure to comply with or fulfill all conditions and covenants under the unsecured credit facility (the “Credit Facility”) maintained by MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Credit Facility, could restrict MetLife, Inc.’s ability to access the Credit Facility when needed. This could adversely affect our ability to meet our obligations as they come due and on MetLife, Inc.’s credit ratings and our financial strength ratings, and could thus have a material adverse effect on our liquidity, financial condition and results of operations.
See:

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit Facility” and

•	Note 11 of the Notes to the Consolidated Financial Statements.

A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings or MetLife, Inc.’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations
Nationally Recognized Statistical Rating Organizations (“NRSROs”) and similar entities could downgrade our financial strength ratings or credit ratings or MetLife, Inc.’s credit ratings, or lower our or MetLife, Inc.’s ratings outlooks, at any time and without notice. Such changes could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	impacting our ability to generate cash flows from issuances of funding agreements and other capital market products;

•	impacting the cost and availability of financing for MetLife, Inc. and its subsidiaries, including us;

•	adversely affecting our relationships with our sales force and independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post collateral, including additional collateral under certain of our financing and derivative transactions;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	providing termination rights for the benefit of our derivative instrument counterparties;

•	adversely affecting our ability to obtain reinsurance at reasonable prices or at all;

•	limiting our access to the capital markets;

•	increasing the cost of debt; and

•	subjecting us to increased regulatory scrutiny.
NRSROs may heighten the level of scrutiny that they apply to insurance companies, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate, and adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels.
See:

•	“Business — Company Ratings;”

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral;”

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Rating Agencies;” and

•	Note 9 of the Notes to the Consolidated Financial Statements.
Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses
Market conditions beyond our control determine the availability and cost of reinsurance protection for new business, and in certain circumstances, the price of reinsurance for business already reinsured may also increase. Any decrease in the amount of reinsurance will increase our risk of loss, and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to the policies we issue.
Because reinsurance does not relieve us of our direct liability to policyholders, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance agreement, or a reinsurer’s inability or unwillingness to maintain collateral, could have a material adverse effect on our financial condition and results of operations, including our liquidity.
See “Business — Reinsurance Activity.”

Regulatory and Legal Risks
Our Businesses Are Highly Regulated, and Changes in Laws, Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Our Business, Results of Operations and Financial Condition
Our businesses are subject to a wide variety of insurance and other laws and regulations in the jurisdictions in which they operate. Authorities and regulators may take actions or make decisions, including implementing or modifying licensing, permit, or approval requirements, that may negatively affect our business. They may also take actions or make decisions that adversely affect our customers and independent sales intermediaries or their operations, which may affect our business relationships with them and their ability to purchase or distribute our products, and thus may negatively affect our business in a variety of jurisdictions. The overall regulatory environment (or changes to that environment) in the jurisdictions in which we operate, and changes in laws in those jurisdictions, could have a material adverse effect on our results of operations.
We cannot predict with any certainty the impact on our business, financial condition or results of operations of changes to legislative or administrative policies that can affect insurance, such as policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, health care regulation, privacy, tort reform legislation and taxation, or any new legislation or regulatory changes that may be adopted. From time to time, regulators raise issues during examinations or audits that could, if determined adversely, have a material impact on us. In addition, regulators may change interpretations of regulations and legislators may enact statutes with retroactive impact, particularly in areas such as accounting or statutory reserve requirements, which may adversely affect our businesses. Further, a particular regulator or other governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. Compliance with applicable laws and regulations, including regulatory and securities filings requirements, is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business. Additionally, any failure to strictly comply with regulatory or securities filing requirements, or any other legal or regulatory requirements, could harm our reputation or result in regulatory sanctions or legal claims. Changes to or failure to comply with applicable laws and regulations could thus have a material adverse effect on our financial condition and results of operations.
We also cannot predict with certainty the impact of rules, should they take effect, substantially expanding the definition of “investment advice” and imposing an impartial or “best interests” standard in providing such advice, thereby broadening the circumstances under which we or our representatives could be deemed a fiduciary under ERISA or the Code, or amendments to certain prohibited transaction exemptions, will have on our products and services to certain employee benefit plans that are subject to ERISA or the Code. Furthermore, we cannot predict the impact that “best interest” standards recently proposed by various regulators may have on our business, results of operations, or financial condition. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our independent sales intermediaries, require changes to our compensation practices and product offerings, and increase litigation risk, which could adversely affect our business, results of operations and financial condition.
Changes in laws and regulations that affect our customers and independent sales intermediaries or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business, results of operations and financial condition.
If our associates fail to adhere to regulatory requirements or our policies and procedures, we may be subject to penalties, restrictions or other sanctions by applicable regulators, and we may suffer reputational harm.
See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
Changes in Tax Laws or Interpretations of Such Laws Could Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in tax laws or interpretations of such laws could increase our corporate taxes, which may materially impact our net equity. Budget deficits make it likely that governments’ need for additional offsetting revenue will result in future tax proposals that will increase our effective tax rate or have product implications. However, it remains difficult to predict the timing and effect that future tax law changes could have on our corporate taxes. Such changes could not only directly impact our corporate taxes but also could adversely impact our products (including life insurance and retirement plans) by making some of our products less attractive to consumers. A shift away from life insurance and annuity contracts and other tax-deferred products by our customers would reduce our income from sales of these products, as well as the asset base upon which we earn investment income and fees, thereby reducing our earnings and potentially affecting the value of our deferred tax assets.

The precise impact of certain provisions of U.S. Tax Reform is still uncertain. For instance, many regulations under the new law have not been finalized or have only recently been finalized. U.S. Tax Reform thus contains provisions whose meaning is subject to differing interpretations, and future guidance may materially differ from our current interpretation.
See:

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — U.S. Tax Reform” and

•	Note 15 of the Notes to the Consolidated Financial Statements.
Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses. Plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may often be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. In addition, a court or other governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain associates could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry.
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may arise or be commenced in the future, and we could become subject to further investigations, lawsuits, or enforcement actions. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal actions and precedents and industry-wide regulations that could adversely affect our business, financial condition and results of operations.
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
Investment Risks
Defaults, Downgrades, Volatility or Other Events May Adversely Affect the Investments We Hold, Resulting in a Reduction in Our Net Income and Profitability
A major economic downturn, acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events could adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities that we hold, which could cause the estimated fair value of our fixed income securities portfolio and corresponding earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. Similarly, a ratings downgrade affecting a security we hold could require us to hold more capital to support that security in order to maintain our RBC levels. Our intent to sell, or our assessment of the likelihood that we will be required to sell, fixed income securities may adversely impact levels of writedowns or impairments. Realized losses or impairments on these securities may have a material adverse effect on our net income in a particular quarterly or annual period.

An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our business, results of operations and financial condition. Substantially all of our commercial and agricultural mortgage loans held for investment have balloon payment maturities, which may increase the risk of default. Any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition, and our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time. In addition, legislation that would allow or require modifications to the terms of mortgage loans could have an adverse effect on our investment portfolio, results of operations or financial condition.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”
We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed income securities, certain derivative instruments, mortgage loans, policy loans, direct financing and leveraged leases, other limited partnership interests, tax credit and renewable energy partnerships and real estate equity, including real estate joint ventures and funds. Even some of our very high quality investments may experience reduced liquidity during periods of market volatility or disruption. If we are forced to sell certain assets in our investment portfolio during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments, and we may have difficulty selling such investments in a timely manner, be forced to sell investments in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. This may result in realized losses that could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could in turn affect compliance with our credit instruments and rating agency capital adequacy measures.
We may face similar risks if we are required under our securities lending program to return significant amounts of cash collateral that we have invested. If we decrease the amount of our securities lending activities over time in response to such risks, the amount of net investment income generated by these activities will also likely decline.
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances. The OCC, the Federal Reserve Board, FDIC, Prudential Regulators, the CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of eligible collateral or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect the liquidity of our investments and the composition of our investment portfolio.
See:

•	“Business — Regulation — Derivatives Regulation;”

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral;” and

•	Note 9 of the Notes to the Consolidated Financial Statements.

Business Risks
Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results
Our earnings significantly depend upon the extent to which our actual claims experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. We cannot determine precisely the amounts that we will ultimately pay to settle our liabilities, particularly when those payments may not occur until well into the future. We evaluate our actual experience and liabilities periodically based on accounting requirements, and that evaluation can result in a change to liability assumptions that may increase our liabilities. Reserve estimates in some instances are also affected by our operating practices and procedures that are used, among other things, to support our assumptions with respect to the Company’s obligations to its policyholders and contractholders. These practices and procedures include, among other things, obtaining, accumulating, and filtering data, and our use of technology, such as database analysis and electronic communications. To the extent that these practices and procedures do not accurately produce the data to support our assumptions or cause us to change our assumptions, or to the extent that enhanced technological tools become available to us, such assumptions and procedures, as well as our reserves, may require adjustment. Furthermore, to the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations, and financial condition.
Increased longevity due to improvements in medical technologies may require us to modify our assumptions, models, or reserves. Additionally, increases in the prevalence and accuracy of genetic testing, or legislation or regulation regarding the use by insurers of information produced by such testing, may exacerbate adverse selection risks. Such changes in medical technologies may thus have a material adverse effect on our business, results of operations, and financial condition.
See:

•	“Business — Policyholder Liabilities;”

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired;”

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives;” and

•
“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results — Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017 — Actuarial Assumption Review and Certain Other Insurance Adjustments.”

Technological Changes May Present New and Intensified Challenges to Our Business
Recent and future changes in technology may present us with new challenges and may intensify many of the challenges that we already face. For example, as a result of the availability of new technological tools for data collection and analysis, we have access to an increasing amount of data, from an increasing variety of sources, regarding deaths of our policyholders and annuitants. We may be unable to accurately or completely process this increased volume of information within the time periods required by applicable standards. Furthermore, the additional information that we obtain as a result of technological improvements may require us to modify our assumptions, models, or reserves. Changes in technology related to collection and analysis of data regarding customers could, in these ways or others, expose us to regulatory or legal actions and may have a material adverse effect on our business, reputation, results of operations, and financial condition.
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

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability
Our life insurance operations face the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. A significant pandemic could have a major impact on the global economy and financial markets or could result in disruption to our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic is outside of our control and could have a material impact on the losses we experience. A localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could have a material adverse effect on our business, results of operations and financial condition in any period.
We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies
The closed block assets established in connection with the demutualization of Metropolitan Life Insurance Company, the cash flows generated by the closed block assets and the anticipated revenue from the policies included in the closed block may not be sufficient to provide for the benefits guaranteed under these policies. If they are not, we must fund the shortfall. Even if they are sufficient, we may choose, for competitive reasons, to support policyholder dividend payments with our general account funds. Such actions may reduce funds that would otherwise be available to us for other uses and could thus adversely impact our results of operations or financial condition.
See Note 7 of the Notes to the Consolidated Financial Statements.
We May Be Required to Accelerate the Amortization of or Impair DAC, DSI or VOBA
DAC, deferred sales inducements (“DSI”) and VOBA for certain products are amortized in proportion to actual and expected gross profits or margins. Low investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation may negatively affect the amount of future gross profit or margins. If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines or significantly lower spreads could result in an acceleration of amortization of DAC, DSI and VOBA, resulting in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition.
See:

•
“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” and

•	Note 1 of the Notes to the Consolidated Financial Statements.
Guarantees Within Certain Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
The valuation of our liabilities associated with products that include guaranteed benefits, including guaranteed minimum death benefits (including but not limited to no-lapse guarantee benefits), guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, guaranteed minimum income benefits (“GMIBs”), and minimum crediting rate features could increase in the event of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates. An increase in these liabilities would result in a decrease in our net income.
The derivatives and other risk management strategies we use to hedge the economic exposure to these liabilities that do not qualify for hedge accounting treatment may result in volatility in the results of our operations, including net income, to the extent the financial measurement of the hedged liability does not fully reflect the sensitivity to the underlying economic exposure. The risk management strategies and hedging instruments that we use to directly mitigate the volatility in net income associated with certain of these liabilities, including the use of reinsurance and derivatives, may not effectively offset the costs of guarantees and may not be completely effective. Furthermore, changes in policyholder behavior or mortality, combined with adverse market events, may produce economic losses not addressed by the risk management techniques employed. These factors may have a material adverse effect on our results of operations, including net income, capitalization, financial condition or liquidity.
See Note 1 of the Notes to the Consolidated Financial Statements.

Operational Risks
MetLife’s Risk Management Policies and Procedures or Our Models May Leave Us Exposed to Unidentified or Unanticipated Risk
MetLife’s enterprise risk management policies and procedures may not be sufficiently comprehensive and may not identify every risk to which MetLife and its subsidiaries, including Metropolitan Life Insurance Company, are exposed. Many of MetLife’s methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure.
Models used by our business are based on assumptions, projections and data that may be inaccurate. Business or other decisions, including determination of reserves, based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Models used by our business may be misspecified for their intended purpose, may be misused, may not operate properly, and may contain errors related to model inputs, data, assumptions, calculations, or output. We perform model reviews that could give rise to adjustments to models that may adversely impact our results of operations. Additionally, our model review process may not adequately identify or remediate errors in or related to our models. As a result, our models may not fully predict future exposures or correctly reflect past experience, which may have a material impact on our business, reputation, results of operations or financial condition.
Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of MetLife’s associates will follow MetLife’s risk management policies and procedures, nor can there be any assurance that MetLife’s risk management policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, MetLife may have to implement more extensive and perhaps different risk management policies and procedures in the future due to legal and regulatory requirements, which could result in increased costs and may adversely affect our results of operations.
See:

•	“Business — Regulation — Insurance Regulation” and

•	“Quantitative and Qualitative Disclosures About Market Risk.”
Our Policies and Procedures May Be Insufficient To Protect Us From Certain Operational Risks
We are highly dependent on our ability to process a large number of complex transactions across our businesses. The large number of transactions we process, and complexity of our administrative systems, makes it possible that errors will occasionally occur, and the controls and procedures we have in place to prevent such errors may not be entirely effective. The occurrence of mistakes, particularly significant ones, can subject us to claims from our customers and may have a material adverse effect on our reputation, business, results of operations, or financial condition.
We are dependent on our group product customers or their employees for certain information to accurately review and pay claims on many of our products. If we are unable to obtain necessary and accurate information from our customers, we may be unable to provide or verify coverage and to pay claims, or we may pay claims without accurate or complete documentation, which may have a material adverse effect on our reputation, business, results of operations, or financial condition.
From time to time, we rely on vendors or other service providers for services related to the administration of our products, investment management, or other business operations. To the extent our efforts to ensure such vendors’ controls meet our standards are inadequate, our vendors fail to perform their services accurately or timely, the exchange of information between us and our vendors is imperfect, or our vendors suffer financial or reputational distress, any errors, misconduct, or discontinuation of services that result could have a material adverse effect on our business, reputation, results of operations, or financial condition.
From time to time, our administrative and operational practices may fail to timely and completely identify all of the property that we are legally required to escheat to a variety of jurisdictions as unclaimed property. As a result, we may be subject to unexpected charges, reserve strengthening, and expenses, as well as regulatory examinations, penalties or other fines. Each of these affects may harm our reputation or regulatory relationships that may harm our business, financial condition, or results of operations.
Our practices and procedures are evaluated periodically and from time to time may limit our efforts to contact all of our customers, which may result in delayed, untimely, or missed customer payments that may have a material adverse effect on the Company, including reputational harm.

We are subject to risks related to fraud, including fraud committed by MetLife’s associates, as well as fraud through claims and other processes. Our policies and procedures may be ineffective in preventing, detecting or mitigating fraud and other illegal or improper acts, which could have a material adverse effect on our business, reputation, financial condition, or results of operations.
If MetLife’s policies and practices to attract, motivate and retain employees, to develop talent, and to plan for management succession are not effective, our business, results of operations, and financial condition could be adversely affected.
We cannot be certain that we will not identify control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to additional adverse effects on our business, our reputation, our results of operations, and the market price of our common stock.
See “Business — Regulation — Unclaimed Property.”
A Failure in Our Cybersecurity or Other Information Security Systems or MetLife’s Disaster Recovery Plans, or Those of MetLife’s Suppliers, Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
We rely on the effective operation of MetLife’s and its suppliers’ computer systems throughout our business for a variety of functions, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on MetLife’s and its suppliers’ computer systems, and we rely on sophisticated technologies to maintain the security of that information. MetLife’s and its suppliers’ computer systems are subject to computer viruses or other malicious codes, unauthorized or fraudulent access, social engineering, phishing, human error, cyberattacks or other computer-related penetrations, and such threats have increased over recent periods. The administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks, compromised credentials, fraud, other security breaches or other unauthorized access to MetLife’s and its suppliers’ computer systems. In some cases, such cyber-incidents may not be immediately detected. Such incidents may impede or interrupt our business operations and could adversely affect our business, reputation, financial condition and results of operations.
In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with MetLife’s and its suppliers’ disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect MetLife’s and its suppliers’ computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, if a significant number of MetLife’s managers, or MetLife associates generally, are unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with MetLife’s suppliers’ ability to provide goods and services and MetLife’s associates’ ability to perform their job responsibilities.
The failure of MetLife’s and its suppliers’ computer systems or MetLife and its suppliers’ disaster recovery plans for any reason, or any such failure on the part of vendors, distributors, and other third parties that provide operational or information technology services to MetLife, could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory investigations and sanctions, expose us to legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Insurance for cyber liability, operational and other risks relating to our business and systems may not be sufficient to protect us against such losses or may become less readily available or more expensive, which could adversely affect our results of operations. In addition, increased scrutiny of cybersecurity issues by regulators, including new laws or regulations, could result in increased compliance costs.
There can be no assurance that MetLife’s information security policies and systems in place can prevent unauthorized access, use or disclosure of confidential information, including nonpublic personal information, nor can we be certain that we will be able to reliably access all of the documents and records in the information storage systems we use, whether electronic or physical. In some circumstances, we may fail to obtain or maintain all of the records we need to accurately and timely administer, and establish appropriate reserves for benefits and claims with respect to, our products, which failure could adversely affect our business, reputation, results of operations or our financial condition.

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
Any Failure to Protect the Confidentiality of Client Information Could Adversely Affect Our Reputation or Result in Legal or Regulatory Penalties
If MetLife or its suppliers fail to maintain adequate internal controls or if MetLife’s or its suppliers’ associates fail to comply with relevant policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of our clients’ confidential personal information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Increased scrutiny of privacy issues by regulators, including new laws or regulations, could result in increased compliance costs. In addition, any inquiries from U.S. state, federal or other regulators regarding the use of “big data” techniques could result in harm to our reputation, and any limitations on such use could have a material impact on our business, financial condition and results of operations.
See “Business — Regulation — Cybersecurity and Privacy Regulation.”
Changes in Accounting Standards May Adversely Affect Our Financial Statements
From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the IFRS Foundation. We cannot always meaningfully assess the effects of such new or revised accounting standards on our financial statements. Our adoption of future accounting standards could have a material adverse effect on our financial condition and results of operations.
See Note 1 of the Notes to the Consolidated Financial Statements.
MetLife’s Associates May Take Excessive Risks, Which Could Negatively Affect Our Financial Condition and Business
The associates who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents, wholesalers, underwriters, and other associates, may take excessive risks in a wide variety of business decisions, including setting underwriting guidelines and standards, determining claims, designing and pricing products, determining what assets to purchase for investment and when to sell them, evaluating business opportunities, and other decisions. The design and implementation of MetLife’s compensation programs and practices may not be effective in deterring MetLife’s associates from taking excessive risks, and MetLife’s controls and procedures may not be sufficient to monitor its associates’ business decisions, prevent excessive risk-taking, or prevent associate misconduct. If MetLife’s associates take excessive risks, the impact of those risks could have a material adverse effect on our reputation, financial condition and business operations.
We May Experience Difficulty in Marketing and Distributing Products Through Our Distribution Channels
Third-party distributors, through whom we primarily distribute our products, may suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. There can be no assurance that the terms of our agreements with third-party distributors will remain acceptable to us or such third parties. Key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, and new distribution channels could emerge, and such developments could adversely impact the effectiveness of our distribution efforts. Consolidation of distributors and other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Interruptions or changes to our relationships with distributors could materially hinder our ability to market our products and could have a material adverse effect on our business, operating results and financial condition.
We may not be able to monitor or control the manner in which unaffiliated firms or agents distribute our products. If our products are distributed by such firms or agents in an inappropriate manner, or to customers for whom they are unsuitable, we may be subject to reputational harm, regulatory fines and other harm to our business.

Risks Related to Acquisitions, Dispositions or Other Structural Changes
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions, Dispositions of Businesses, or Legal Entity Reorganizations
Acquisitions and dispositions of businesses, joint ventures, and other structural changes expose us to a number of risks arising from, among other factors:

•
potential difficulties achieving projected financial results, including the costs and benefits of integration or deconsolidation, due to macroeconomic, business, demographic, actuarial, regulatory, or political factors;

•	unforeseen liabilities or asset impairments;

•	the scope and duration of rights to indemnification for losses, and the recoverability of such indemnification;

•	the use of capital that could be used for other purposes;

•	liquidity requirements;

•	reactions of ratings agencies, policyholders and contractholders, distributors, suppliers and other contractual counterparties;

•	regulatory requirements that could impact our operations or capital requirements;

•	changes in statutory or U.S. GAAP accounting principles, practices or policies;

•	dedication of management resources that could otherwise be deployed to other business, or distraction of key personnel from maximizing business value;

•	providing or receiving transition services that may disrupt operations or impose liabilities or restrictions on us;

•	loss of key personnel or difficulties recruiting personnel;

•	loss of customers;

•	loss of distribution resources or suppliers;

•	inefficiencies as we integrate operations and address differences in cultural, management, information, compliance and financial systems and procedures; and

•	impacts on internal controls and procedures.
Reorganizing or consolidating the legal entities through which we conduct business may raise similar risks. The success with which we are able to realize benefits from legal entity reorganizations will also depend on our ability to manage a variety of issues, including regulatory approvals, modification of our operations and changes to our investment portfolios or derivatives hedging activities.
Any of these risks, if realized, could prevent us from achieving the benefits we expect or could otherwise have a material adverse effect on our business, results of operations or financial condition.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Throughout the U.S., we or our affiliates own eight buildings and have approximately 112 leases used in support of all segments, as well as Corporate & Other.
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
This narrative analysis may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Note Regarding Forward-Looking Statements” for cautionary language regarding forward-looking statements.
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
U.S. Tax Reform
In December 2017, U.S. Tax Reform was signed into law. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, the Company recognized the tax effects of U.S. Tax Reform for the year ended December 31, 2017. While the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform in the period of enactment, its income tax accounting was not complete due to uncertainties that existed at the time. Accordingly, certain U.S. Tax Reform amounts were revised in the Company’s consolidated financial statements for the year ended December 31, 2018. In addition, given the complexities of U.S. Tax Reform, there still remain uncertainties surrounding aspects of the new law that may impact results in the future. See Note 15 of the Notes to the Consolidated Financial Statements for a further discussion of U.S. Tax Reform.
Separation of Brighthouse
In August 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) through a distribution of 96,776,670 shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders (the “Separation”). MetLife, Inc. retained the remaining ownership interest of 22,996,436 shares, or 19.2%, of Brighthouse Financial, Inc. common stock outstanding.
In June 2018, MetLife, Inc. sold Brighthouse Financial, Inc. common stock in exchange for MetLife, Inc. senior notes and Brighthouse was no longer considered a related party. At December 31, 2018, MetLife, Inc. no longer held any shares of Brighthouse Financial, Inc. for its own account; however, certain insurance company separate accounts managed by MetLife held shares of Brighthouse Financial, Inc.

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
Deferred Policy Acquisition Costs and Value of Business Acquired
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. In addition to commissions, certain direct-response advertising expenses and other direct costs, deferrable costs include the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed. We utilize various techniques to estimate the portion of an employee’s time spent on qualifying acquisition activities that result in actual sales, including surveys, interviews, representative time studies and other methods. These estimates include assumptions that are reviewed and updated on a periodic basis to reflect significant changes in processes or distribution methods.
VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in force at the acquisition date. The estimated fair value of the acquired obligations is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience on the purchased business may vary from these projections. The recovery of DAC and VOBA is dependent upon the future profitability of the related business.
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $30 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 7.0%.
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

Estimated Fair Value of Investments
In determining the estimated fair value of our investments, fair values are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of investments.
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
Investment Impairments
One of the significant estimates related to fixed maturity securities available-for-sale (“AFS”) is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position on a security may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.
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
Employee Benefit Plans
Through September 30, 2018, the Company sponsored and/or administered various qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering eligible employees who meet specified eligibility requirements of the sponsor and its participating affiliates. See Note 14 of the Notes to the Consolidated Financial Statements for information regarding the change in plan sponsor from the Company to an affiliate effective October 1, 2018, as well as amendments to our U.S. benefit plans. The calculation of the obligations and expenses associated with these plans requires an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirement, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as historical experience of the plan and its assets, currently available market and industry data, and expected benefit payout streams.

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
Income Taxes
We provide for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Our accounting for income taxes represents our best estimate of various events and transactions. Tax laws are often complex and may be subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions in which we conduct business.
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
We may be required to change our provision for income taxes when estimates used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported on the consolidated financial statements in the year these changes occur.
In December 2017, U.S. Tax Reform was signed into law. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, the Company recognized the tax effects of U.S. Tax Reform for the year ended December 31, 2017. While the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform in the period of enactment, its income tax accounting was not complete due to uncertainties that existed at the time. Accordingly, certain U.S. Tax Reform amounts were revised in the Company’s consolidated financial statements for the year ended December 31, 2018.
See also Notes 1 and 15 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.
Litigation Contingencies
We are a defendant in a large number of litigation matters and are involved in a number of regulatory investigations. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities related to certain lawsuits, including our asbestos-related liability, are especially difficult to estimate due to the limitation of reliable data and uncertainty regarding numerous variables that can affect liability estimates. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our consolidated financial statements. It is possible that an adverse outcome in certain of our litigation and regulatory investigations, including asbestos-related cases, or the use of different assumptions in the determination of amounts recorded could have a material effect upon our consolidated net income or cash flows in particular quarterly or annual periods.
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
Dispositions
In 2016, MLIC distributed to MetLife, Inc., as a non-cash extraordinary dividend, all of the issued and outstanding shares of common stock of each of New England Life Insurance Company (“NELICO”) and General American Life Insurance Company (“GALIC”). See Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
Consolidated Results
Business Overview. Overall sales in our U.S. segment for the year ended December 31, 2018 increased over 2017 levels reflecting higher sales of pension risk transfers (driven by a large transaction in the second quarter of 2018) and stable value products, partially offset by a decrease in funding agreement issuances, as well as lower sales of specialized life insurance and structured settlement products, all within our RIS business. Sales in our Group Benefits business were slightly lower compared to 2017, as the impact of strong jumbo case sales in our core products in 2017 more than offset strong sales in our voluntary products in 2018. Revenues in our MetLife Holdings segment decreased as a result of the discontinuance of the marketing of life and annuity products in early 2017.

	Years Ended December 31,
	2018	2017
	(In millions)
Revenues
Premiums	$26,613	$22,925
Universal life and investment-type product policy fees	2,124	2,227
Net investment income	10,919	10,513
Other revenues	1,586	1,570
Net investment gains (losses)	153	334
Net derivative gains (losses)	766	(344)
Total revenues	42,161	37,225
Expenses
Policyholder benefits and claims and policyholder dividends	30,182	26,889
Interest credited to policyholder account balances	2,479	2,235
Capitalization of DAC	(34)	(61)
Amortization of DAC and VOBA	470	241
Interest expense on debt	108	106
Other expenses	4,647	4,849
Total expenses	37,852	34,259
Income (loss) before provision for income tax	4,309	2,966
Provision for income tax expense (benefit)	173	(561)
Net income (loss)	4,136	3,527
Less: Net income (loss) attributable to noncontrolling interests	6	2
Net income (loss) attributable to Metropolitan Life Insurance Company	$4,130	$3,525
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
During the year ended December 31, 2018, net income (loss) increased $609 million from 2017, primarily driven by favorable changes in adjusted earnings and net derivative gains (losses), partially offset by a 2017 tax benefit related to U.S. Tax Reform and an unfavorable change in net investment gains (losses).
Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities AFS and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities.

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
We also use derivatives as an integral part of our management of the investment portfolio and insurance liabilities to hedge certain risks, including changes in interest rates, foreign currency exchange rates, credit spreads and equity market levels. We use freestanding interest rate, equity, credit and currency derivatives to hedge certain invested assets and insurance liabilities. A portion of these hedges are designated and qualify as accounting hedges, which reduce volatility in earnings. For those hedges not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings. We actively evaluate market risk hedging needs and strategies to ensure our liquidity objectives are met under a range of market conditions. For example, during 2017, we restructured certain derivative hedges to decrease volatility from nonqualified interest rate derivatives and to help meet liquidity objectives under varying interest rate scenarios. As part of this restructuring, we replaced certain nonqualified derivatives with derivatives that qualify for hedge accounting treatment. In addition, we also entered into replication transactions using interest rate swaps, which are accounted for at amortized cost under statutory guidelines and are nonqualified derivatives under GAAP.
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use reinsurance and derivatives to hedge the market and other risks inherent in these variable annuity guarantees. Ceded reinsurance of direct variable annuity products with guaranteed minimum benefits generally contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). Ongoing refinement of the strategy may be required to take advantage of recently adopted NAIC rules related to a statutory accounting election for derivatives that mitigate interest rate sensitivity related to variable annuity guarantees. The restructured hedge strategy is classified as a macro hedge program, included in the non-VA program derivatives section of the table below, to protect our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

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

	Years Ended December 31,
	2018	2017
	(In millions)
Non-VA program derivatives
Interest rate	$(86)	$46
Foreign currency exchange rate	368	(400)
Credit	(31)	140
Equity	85	36
Non-VA embedded derivatives	445	(196)
Total non-VA program derivatives	781	(374)
VA program derivatives
Embedded derivatives - direct and assumed guarantees:
Market risks	173	677
Nonperformance risk adjustment	51	(65)
Other risks	(293)	121
Total	(69)	733
Embedded derivatives - ceded reinsurance:
Market and other risks	—	(110)
Total	—	(110)
Freestanding derivatives hedging direct and assumed embedded derivatives	54	(593)
Total VA program derivatives	(15)	30
Net derivative gains (losses)	$766	$(344)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $1.2 billion ($912 million, net of income tax). This was primarily due to the U.S. dollar strengthening relative to other key currencies in 2018 versus mostly weakening in 2017, favorably impacting foreign currency swaps that primarily hedge foreign currency-denominated bonds. Also, there was a change in the value of the underlying assets favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. These increases were partially offset by credit spreads widening in 2018 while narrowing in 2017, unfavorably impacting written credit default swaps used in replications and long-term interest rates increasing in 2018 while mostly decreasing in 2017, unfavorably impacting receive fixed interest rate swaps and interest rate total return swaps. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $45 million ($36 million, net of income tax). This was due to an unfavorable change of $161 million ($127 million, net of income tax) in market and other risks on direct and assumed variable annuity embedded derivatives, net of the impact of market and other risks on the ceded reinsurance embedded derivatives and net of freestanding derivatives hedging those risks, partially offset by a favorable change of $116 million ($92 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged. The primary change in other risks was due to the impact of variable annuity reinsurance recaptures, which occurred in the first quarter of 2017.
The aforementioned unfavorable change of $161 million ($127 million, net of income tax) was primarily driven by changes in market factors and other risks.

The primary changes in market factors are summarized as follows:

•
Key equity index levels decreased in 2018 and increased in 2017, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P 500 Index decreased 6% in 2018 and increased 19% in 2017.

•
Long-term U.S. interest rates increased in 2018 and mostly decreased in 2017, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding interest rate derivatives, which was partially mitigated by the restructuring of the VA hedging strategy. For example, the 30-year U.S. swap rate increased 30 basis points in 2018 and decreased 5 basis points in 2017.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $116 million ($92 million, net of income tax) was primarily due to a favorable change of $96 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, and a favorable change of $20 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $181 million ($143 million, net of income tax) primarily reflects lower gains on sales of real estate joint ventures, partially offset by favorable foreign currency translation impacts on unhedged guaranteed investment contracts.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for 2018 include a $120 million ($95 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $3 million gain ($2 million, net of income tax) was recognized in net derivative gains (losses).
Of the $120 million charge, $49 million ($39 million, net of income tax) was related to DAC and $71 million ($56 million, net of income tax) was associated with reserves. The portion of the $120 million charge that was included in adjusted earnings was a gain of $49 million ($39 million, net of income tax).
The $3 million gain recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions was included within the other risks in embedded derivatives caption in the table above.

As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were due to operational assumption updates related to the projection of closed block results in the MetLife Holdings segment, and are summarized as follows:

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
Results for 2017 include a $39 million ($25 million, net of 2017 income tax) gain associated with our annual review of actuarial assumptions related to reserves and DAC, of which an $18 million ($12 million, net of 2017 income tax) gain was recognized in net derivative gains (losses). Of the $39 million gain, a $106 million ($69 million, net of 2017 income tax) gain was associated with DAC, offset by a $67 million ($44 million, net of 2017 income tax) loss related to reserves. The portion of the $39 million gain that was included in adjusted earnings was $105 million ($68 million, net of 2017 income tax).
Certain other insurance adjustments recorded in 2018 include a $74 million ($59 million, net of income tax) charge due to a 2018 increase in our incurred but not reported (“IBNR”) life reserves, reflecting enhancements to our processes related to potential claims in our MetLife Holdings segment, and a favorable net insurance adjustment of $47 million ($37 million, net of income tax) resulting from reserve and DAC modeling improvements in our individual disability insurance business in our U.S. segment. These adjustments were included in adjusted earnings.
Taxes and Other Tax-Related Items. Income tax expense for the year ended December 31, 2018 was $173 million, or 4% of income (loss) before provision for income tax, compared with an income tax benefit of $561 million, or 19% of income (loss) before provision for income tax, for the year ended December 31, 2017. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to nontaxable investment income and tax credits for investments in low income housing. Our 2018 results include the following tax items: (i) a net tax-related benefit of $359 million related to the settlement of tax audits, which includes a $349 million benefit related to the tax treatment of a wholly-owned U.K. investment subsidiary of Metropolitan Life Insurance Company (comprised of a $168 million tax benefit and a $181 million interest benefit), (ii) an adjusted earnings benefit of $93 million related to U.S. Tax Reform (comprised of a $139 million tax benefit and a $46 million, net of income tax, reduction in net investment income), and (iii) a benefit of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to Metropolitan Life Insurance Company. Our 2017 results include the following tax items: (i) a net benefit of $1.0 billion related to the impact of U.S. Tax Reform which includes a $1.4 billion tax benefit and an adjusted earnings charge of $360 (comprised of a $316 million tax charge and a $44 million, net of income tax, reduction in net investment income), and (ii) a benefit of $36 million from the finalization of certain tax audits.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $1.4 billion, net of income tax, to $3.8 billion, net of income tax, for the year ended December 31, 2018 from $2.4 billion, net of income tax, for the year ended December 31, 2017.

Reconciliation of net income (loss) to adjusted earnings

	Years Ended December 31,
	2018	2017
	(In millions)
Net income (loss)	$4,136	$3,527
Less: Net investment gains (losses)	153	334
Less: Net derivative gains (losses)	766	(344)
Less: Other adjustments to net income (1)	(538)	(474)
Less: Provision for income tax (expense) benefit	(79)	1,574
Adjusted earnings	$3,834	$2,437
______________

(1)
See definitions and components of adjusted revenues and adjusted expenses under “— Non-GAAP and Other Financial Disclosures.” Further, see “— Reconciliation of revenues to adjusted revenues and expenses to adjusted expenses” for additional details on these adjustments by financial statement line item.

Reconciliation of revenues to adjusted revenues and expenses to adjusted expenses

	Years Ended December 31,
	2018	2017
	(In millions)
Total revenues	$42,161	$37,225
Less: Adjustments from total revenues to adjusted revenues, in the line items indicated:
Net investment gains (losses)	153	334
Net derivative gains (losses)	766	(344)
Universal life and investment-type product policy fees	93	97
Net investment income	(385)	(370)
Total adjusted revenues	$41,534	$37,508
Total expenses	$37,852	$34,259
Less: Adjustments from total expenses to adjusted expenses, in the line items indicated:
Policyholder benefits and claims and policyholder dividends	105	321
Interest credited to policyholder account balances	(4)	(3)
Amortization of DAC and VOBA	150	(118)
Other expenses	(5)	1
Total adjusted expenses	$37,606	$34,058

Consolidated Results — Adjusted Earnings
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were the favorable impact of U.S. Tax Reform, other favorable tax items, higher net investment income due to higher investment yields and a larger asset base, net favorable refinements to DAC and certain insurance-related liabilities and favorable underwriting, partially offset by higher interest credited expenses and the net unfavorable change from our annual actuarial assumption review.
U.S. Tax Reform. The changes from U.S. Tax Reform resulted in a net increase in adjusted earnings of $902 million for 2018 compared to 2017, which includes a slight reduction in net investment income related to tax credit partnership investments. Our 2018 results include a tax benefit of $449 million, primarily related to the lower tax rate, as well as a tax benefit of $139 million to reflect a revision to the estimated impact from the enactment of U.S. Tax Reform. Our 2017 results include a tax charge of $316 million to reflect the enactment of U.S. Tax Reform.
Business Growth. Net investment income improved as a result of higher average invested assets in our U.S. segment, partially offset by a reduced asset base in our MetLife Holdings segment. The higher asset base in our U.S. segment was due to the impact of increased premiums and deposits, primarily from pension risk transfer sales, partially offset by a decrease in net flows from funding agreements. Consistent with the growth in average invested assets from positive net flows in the U.S segment, interest credited on long-duration and deposit-type liabilities increased. In our MetLife Holdings segment, negative net flows in our deferred annuities business and a decrease in universal life sales resulted in lower asset-based fee income, partially offset by lower deferred annuities interest credited expense, decreasing adjusted earnings. Higher interest credited on insurance liabilities in our MetLife Holdings segment also decreased adjusted earnings. In our U.S. segment, higher volume-related, direct and premium tax expenses were partially offset by lower pension and post-retirement expenses. However, this net increase in expenses, coupled with the increase due to the 2018 reinstatement of the annual health insurer fee under the Patient Protection and Health Care and Education Reconciliation Act of 2010, were more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, partially offset by lower DAC amortization, increased adjusted earnings by $11 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were positively impacted by higher yields on fixed income securities and mortgage loans, higher returns on fair value option securities (“FVO Securities”) and real estate investments, lower investment expenses and higher prepayment fees. The resulting increase in net investment income was partially offset by lower returns on private equities, driven by a decrease in partnership distributions, as well as lower earnings on our securities lending program, primarily resulting from lower margins due to the impact of a flatter yield curve. The net increase in investment yields was more than offset by higher average interest credited rates, which drove an increase in interest credited expenses, primarily in our U.S. segment. The changes in market factors discussed above resulted in a $70 million decrease in adjusted earnings.
Underwriting and Actuarial Assumption Review. Favorable underwriting increased adjusted earnings by $119 million due to favorable morbidity experience of $77 million and favorable mortality experience of $42 million, primarily in our U.S. segment. The favorable morbidity experience in our U.S. segment was due to favorable renewal results, as well as lower claim incidence and severity in our group disability business, coupled with growth and favorable claims experience in our accident & health business, partially offset by less favorable claims experience in our dental and vision businesses. Favorable morbidity experience in our MetLife Holdings segment was primarily due to the impact of favorable rate actions in our long-term care business. Favorable mortality results in our U.S. segment were mainly due to our specialized life insurance, pension risk transfer, structured settlements and universal life businesses, partially offset by less favorable claim experience in our term life business. This was partially offset by unfavorable mortality results in our MetLife Holdings segment as a result of higher life claim severity. Our annual actuarial assumption review resulted in a decrease of $46 million in adjusted earnings when compared to 2017, primarily due to less favorable changes in operational assumptions, including updates to closed block projections, maintenance and other expenses.

Other Insurance Adjustments. Refinements to DAC and certain insurance-related liabilities, which were recorded in both 2018 and 2017, resulted in a $171 million increase in adjusted earnings. This includes the following 2018 refinements: (i) a favorable insurance adjustment in our U.S. segment resulting from reserve and DAC modeling improvements in our individual disability insurance business; (ii) a favorable reserve adjustment in our MetLife Holdings segment resulting from modeling improvements in our life business; and (iii) a charge due to an increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims in our MetLife Holdings segment. This also includes the following 2017 refinements in our MetLife Holdings segment: (i) the net unfavorable impact from a life reinsurance recapture; (ii) the unfavorable impact from the recapture and novation of, as well as adjustments to, assumed and ceded agreements covering certain variable annuity business; (iii) an unfavorable DAC adjustment related to certain assumed participating whole life business; and (iv) a favorable reserve adjustment resulting from modeling improvements in our life business reserving process; as well as a 2017 charge related to an increase in certain RIS policy reserves in our U.S. segment.
Expenses. Our unit cost initiative contributed to an improvement in adjusted earnings of $19 million primarily due to lower (i) Separation-related expenses, (ii) employee-related expenses, including expenses related to pension and postretirement benefits, (iii) expenses for interest on certain tax positions, as well as expenses incurred in 2017 related to the guaranty fund assessment for Penn Treaty Network America Insurance Company. These decreases in expenses were partially offset by increases in (i) litigation accruals, (ii) costs associated with corporate initiatives and projects, and (iii) other corporate-related expenses. The increase in costs associated with corporate initiatives and projects was primarily due to expenses associated with the continued investment in our unit cost initiative, partially offset by lease impairments in 2017 and lower costs associated with certain other enterprise-wide initiatives in 2018.
Taxes and Other Tax-Related Items. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to nontaxable investment income and tax credits for investments in low income housing. This incremental tax benefit was lower in 2018 compared to 2017 which resulted in a $48 million decrease in adjusted earnings. Our results for 2018 include the following tax items: (i) a tax-related benefit of $359 million related to the settlement of tax audits, which included a $349 million benefit related to the tax treatment of a wholly-owned U.K. investment subsidiary of Metropolitan Life Insurance Company (comprised of a $168 million tax benefit and a $181 million interest benefit), and (ii) a benefit of $36 million related to a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to Metropolitan Life Insurance Company. Our results for 2017 include a tax benefit of $36 million from tax audit settlements.
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

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads and equity market levels. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher OTTI. Credit spread tightening will reduce net investment income associated with purchases of fixed maturity securities AFS and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

•
currency risk, relating to the variability in currency exchange rates for foreign denominated investments including with respect to the U.K.’s planned withdrawal from the European Union. This risk relates to potential decreases in estimated fair value and net investment income resulting from changes in currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign denominated investments; and

•
real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the supply and demand of leasable commercial space, creditworthiness of borrowers and their tenants and joint venture partners, capital markets volatility, and changes in certain market factors: interest rates, commodity prices, farm incomes and U.S. housing market conditions.

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit, market and liquidity risk through industry and issuer diversification and asset allocation. These risk limits, approved annually by a committee of directors that oversees our investment portfolio, promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure, as measured by our economic capital framework. For real estate assets, we manage credit and market risk through asset allocation and by diversifying by geography, property and product type. We manage interest rate risk as part of our ALM strategies. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that reflects the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain NGEs of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. We hedge risk to foreign currency exchange rate fluctuation by hedging with foreign currency derivatives. We also use certain derivatives in the management of credit, interest rate, and market valuation risk.
We enter into market standard purchased and written credit default swap contracts. Payout under such contracts is triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring. With respect to credit default contracts on sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association determines that a credit event has occurred.

We use purchased credit default swaps to mitigate credit risk in our investment portfolio. Generally, we purchase credit protection by entering into credit default swaps referencing the issuers of specific assets we own. In certain cases, basis risk exists between these credit default swaps and the specific assets we own. For example, we may purchase credit protection on a macro basis to reduce exposure to specific industries or other portfolio concentrations. In such instances, the referenced entities and obligations under the credit default swaps may not be identical to the individual obligors or securities in our investment portfolio. In addition, our purchased credit default swaps may have shorter tenors than the underlying investments they are hedging, which gives us more flexibility in managing credit exposures. We believe that our purchased credit default swaps serve as economic hedges which mitigate our credit exposure.
Current Environment
The global economy and markets continue to be affected by the changing financial and economic environment. As an insurance company with significant operations in the United States, we are affected by the monetary policy of the Federal Reserve Board in the United States, and also the monetary policy of central banks around the world due to the diversification of our investment portfolio. See “— Selected Country and Sector Investments.” Citing a strengthening economy, the Federal Reserve Board has continued along its stated path of balance sheet tapering and the Federal Reserve Board’s Federal Open Market Committee has continued to increase the federal funds rate, most recently in December 2018 and has since left interest rates unchanged. The Federal Reserve, as well as other central banks, may take further actions, including with respect to the level of interest rates, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact our business operations, investment portfolio and derivatives. The current environment continues to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Adversely Affect Our Business, Results of Operations and Financial Condition.”
European Investments
We maintain general account investments in Europe in order to diversify our global portfolio. In Europe, we have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., France, the Netherlands and Germany. The sovereign and agency debt of these countries continues to maintain investment grade credit ratings from all major rating agencies. European sovereign and agency fixed maturity securities AFS, at estimated fair value, were $1.3 billion at December 31, 2018. Our European corporate securities (fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock) are invested in a diversified portfolio of primarily non-financial services securities, which comprised $12.6 billion, or 72% of European corporate securities, at estimated fair value, at December 31, 2018. Of these European fixed maturity securities AFS, 93% were investment grade and, for the 7% that were below investment grade, the majority were non-financial services corporate securities at December 31, 2018. European financial services corporate securities, at estimated fair value, were $4.9 billion (including $2.3 billion within the banking sector) with 98% investment grade, at December 31, 2018. Total European fixed maturity securities AFS, at estimated fair value, were $19.0 billion at December 31, 2018, including $285 million of Structured Securities (see “— Fixed Maturity Securities AFS and Equity Securities”).
Selected Country and Sector Investments
We have country specific exposure to volatility, as we maintain general account investments in the selected countries through our global portfolio diversification. In addition, we have sector specific exposure to volatility, including the impact of lower oil prices and variability in oil prices, on the energy sector.

Selected Country: The following table presents a summary of fixed maturity securities AFS in these countries. The information below is presented on a country of risk basis (e.g. the country where the issuer primarily conducts business). Sovereign includes government and agency.

	Selected Country Fixed Maturity Securities AFS at December 31, 2018
	Sovereign	Financial Services	Non-Financial Services	Structured	Total (1)
	(Dollars in millions)
United Kingdom	$—	$2,279	$6,110	$268	$8,657
Turkey	66	5	69	—	140
Argentina	17	—	2	—	19
Total	$83	$2,284	$6,181	$268	$8,816
Investment grade %	—%	99%	92%	84%	93%
______________

(1)	The par value and amortized cost of these selected country fixed maturity securities AFS were $8.4 billion and $9.3 billion, respectively, at December 31, 2018.
Selected Sector: Our exposure to energy sector fixed maturity securities AFS was $6.0 billion (comprised of fixed maturity securities AFS of $6.0 billion at estimated fair value and related net written credit default swaps of $48 million at notional value), of which 83% were investment grade, with unrealized losses of $33 million at December 31, 2018. We maintain a diversified energy sector fixed maturities securities AFS portfolio across sub-sectors and issuers. This portfolio comprised 2% of total investments at December 31, 2018.
We manage direct and indirect investment exposure in the selected countries and the energy sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries or the energy sector will have a material adverse effect on our results of operations or financial condition.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to net investment income, as reported on an adjusted earnings basis, is presented below.

	For the Years Ended December 31,
	2018	2017	2016
	(In millions)
Net investment income — GAAP basis	$10,919	$10,513	$11,083
Investment hedge adjustments	325	370	531
Other	60	—	—
Net investment income, as reported on an adjusted basis (1)	$11,304	$10,883	$11,614
__________________

(1)
See “— Non-GAAP and Other Financial Disclosures — Adjusted revenues and adjusted expenses — Net investment income” for a discussion of the adjustments made to net investment income under GAAP in calculating net investment income, as reported on an adjusted basis.

The following yield table presents our investment portfolio results for the periods indicated. We calculate yields on our investment portfolio using the non-GAAP performance metric of net investment income, as reported on an adjusted basis. Net investment income, as reported on an adjusted basis, includes the impact of changes in foreign currency exchange rates. This yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Years Ended December 31,
	2018		2017		2016
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2) (3)	4.83%	$7,029	4.78%	$6,919	4.92%	$7,578
Mortgage loans (3)	4.66%	2,822	4.59%	2,647	4.63%	2,539
Real estate and real estate joint ventures	3.21%	211	2.58%	169	3.61%	229
Policy loans	4.92%	297	5.20%	310	5.18%	404
Equity securities	4.66%	41	5.53%	97	4.83%	89
Other limited partnership interests	13.89%	580	16.43%	625	10.40%	413
Cash and short-term investments	(0.08)%	(1)	(1.27)%	(10)	0.40%	7
Other invested assets		622		521		744
Investment income	4.98%	11,601	4.94%	11,278	5.05%	12,003
Investment fees and expenses	(0.13)	(297)	(0.17)	(395)	(0.16)	(389)
Net investment income, as reported on an adjusted basis	4.85%	$11,304	4.77%	$10,883	4.89%	$11,614
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

(2)
Investment income from fixed maturity securities AFS includes amounts from FVO Securities of $22 million for the year ended December 31, 2018. There were no FVO Securities and related investment income as of and for the years ended December 31, 2017 and 2016.

(3)	Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.

Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities AFS and equity securities by type (public or private) and information about perpetual and redeemable securities held at:

	December 31, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$125,211	78.7%	$136,376	80.1%
Privately-placed	33,862	21.3	33,896	19.9
Total fixed maturity securities AFS	$159,073	100.0%	$170,272	100.0%
Percentage of cash and invested assets	60.2%		63.0%
Equity securities
Publicly-traded	$637	82.4%	$735	44.3%
Privately-held	136	17.6	923	55.7
Total equity securities	$773	100.0%	$1,658	100.0%
Percentage of cash and invested assets	0.3%		0.6%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS and equity securities	$304		$353
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$642		$649
Included within fixed maturity securities AFS are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Securities”).
Perpetual securities are included within fixed maturity securities AFS and equity securities. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities AFS if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Redeemable preferred stock with a stated maturity is included within fixed maturity securities AFS. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.

Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2018.
Senior management, independent of the trading and investing functions, is responsible for the oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, new transaction types and markets are reviewed and approved to ensure that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that valuation adjustments, when applied, are based upon established policies and are applied consistently over time. Senior management oversees the selection of independent third-party pricing providers and the controls and procedures to evaluate third-party pricing.
We review our valuation methodologies on an ongoing basis and revise those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. We ensure that prices received from independent brokers, also referred to herein as “consensus pricing,” are representative of estimated fair value by considering such pricing relative to our knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio.
We also apply a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained, or an internally developed valuation is prepared. Internally developed valuations of current estimated fair value, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio; accordingly, overrides were not material. This is, in part, because internal estimates are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used.
We have reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of our securities. Based on the results of this review and investment class analysis, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. See Note 10 of the Notes to the Consolidated Financial Statements for information regarding the valuation techniques and inputs by level within the three-level fair value hierarchy by major classes of invested assets.

Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	December 31, 2018
	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$12,310	7.7%	$341	44.1%
Level 2
Independent pricing sources	134,701	84.7	41	5.3
Internal matrix pricing or discounted cash flow techniques	1,410	0.9	35	4.5
Significant other observable inputs	136,111	85.6	76	9.8
Level 3
Independent pricing sources	7,692	4.8	255	33.0
Internal matrix pricing or discounted cash flow techniques	2,780	1.8	96	12.4
Independent broker quotations	180	0.1	5	0.7
Significant unobservable inputs	10,652	6.7	356	46.1
Total estimated fair value	$159,073	100.0%	$773	100.0%
See Note 10 of the Notes to the Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors: U.S. and foreign corporate securities and RMBS at December 31, 2018. During the year ended December 31, 2018, Level 3 fixed maturity securities AFS decreased by $1.0 billion, or 9%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss), partially offset by purchases in excess of sales and an increase in estimated fair value recognized in net income.
See “— Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” for further information regarding the composition of fair value pricing sources for securities. See Note 10 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level and by major classes of invested assets that affect the amounts reported above.
Fixed Maturity Securities AFS
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities AFS Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. The NAIC designations are generally similar to the credit quality ratings of the NRSRO for fixed maturity securities AFS, except for certain Structured Securities as described below. Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s, S&P, Fitch, Dominion Bond Rating Service, A.M. Best, Kroll Bond Rating Agency, Egan Jones Ratings Company and Morningstar Credit Ratings, LLC (“Morningstar”). If no rating is available from a rating agency, then an internally developed rating is used.

The NAIC has adopted revised methodologies for certain Structured Securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with the revised methodologies for these Structured Securities was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such Structured Securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from Structured Securities. We apply the revised NAIC methodologies to Structured Securities held by Metropolitan Life Insurance Company as it maintains the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate Structured Securities held by insurers using the revised NAIC methodologies on an annual basis. If Metropolitan Life Insurance Company acquires Structured Securities that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until an NAIC designation becomes available. NAIC designations may not correspond to NRSRO ratings.
The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies as described above, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		December 31,
		2018				2017
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$97,686	$4,544	$102,230	64.3%	$102,912	$9,074	$111,986	65.8%
2	Baa	45,384	(97)	45,287	28.5	42,238	3,094	45,332	26.6
	Subtotal investment grade	143,070	4,447	147,517	92.8	145,150	12,168	157,318	92.4
3	Ba	7,824	(294)	7,530	4.7	8,231	258	8,489	5.0
4	B	3,676	(188)	3,488	2.2	3,789	53	3,842	2.2
5	Caa and lower	590	(66)	524	0.3	632	(13)	619	0.4
6	In or near default	15	(1)	14	—	7	(3)	4	—
	Subtotal below investment grade	12,105	(549)	11,556	7.2	12,659	295	12,954	7.6
	Total fixed maturity securities AFS	$155,175	$3,898	$159,073	100.0%	$157,809	$12,463	$170,272	100.0%

The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies as described above:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
December 31, 2018
U.S. corporate	$21,380	$25,190	$5,024	$2,769	$432	$7	$54,802
U.S. government and agency	29,812	349	—	—	—	—	30,161
Foreign corporate	7,111	16,640	1,631	537	44	—	25,963
RMBS	22,186	334	122	86	3	6	22,737
ABS	7,728	629	150	20	—	—	8,527
Municipals	6,703	210	34	—	—	—	6,947
CMBS	5,367	28	6	—	43	—	5,444
Foreign government	1,943	1,907	563	76	2	1	4,492
Total fixed maturity securities AFS	$102,230	$45,287	$7,530	$3,488	$524	$14	$159,073
Percentage of total	64.3%	28.5%	4.7%	2.2%	0.3%	—%	100.0%
December 31, 2017
U.S. corporate	$23,330	$25,769	$5,379	$3,043	$566	$3	$58,090
U.S. government and agency	38,279	266	—	—	—	—	38,545
Foreign corporate	6,634	16,442	1,889	590	41	—	25,596
RMBS	22,087	283	206	49	9	—	22,634
ABS	7,106	590	169	—	1	—	7,866
Municipals	7,296	199	55	—	—	1	7,551
CMBS	5,437	6	45	—	—	—	5,488
Foreign government	1,817	1,777	746	160	2	—	4,502
Total fixed maturity securities AFS	$111,986	$45,332	$8,489	$3,842	$619	$4	$170,272
Percentage of total	65.8%	26.6%	5.0%	2.2%	0.4%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 2% of total investments at both December 31, 2018 and 2017. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	December 31,
	2018		2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$25,746	31.9%	$27,302	32.6%
Consumer	18,291	22.6	19,671	23.5
Finance	15,444	19.1	14,678	17.6
Utility	13,467	16.7	13,636	16.3
Communications	6,153	7.6	6,725	8.0
Other	1,664	2.1	1,674	2.0
Total	$80,765	100.0%	$83,686	100.0%

Structured Securities
We held $36.7 billion and $36.0 billion of Structured Securities, at estimated fair value, at December 31, 2018 and 2017, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS holdings by security type, risk profile and ratings profile are as follows at:

	December 31,
	2018			2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$12,622	55.5%	$678	$13,026	57.6%	$848
Pass-through securities	10,115	44.5	(127)	9,608	42.4	51
Total RMBS	$22,737	100.0%	$551	$22,634	100.0%	$899
By risk profile:
Agency	$15,088	66.4%	$21	$14,192	62.7%	$236
Prime	1,037	4.6	45	1,139	5.0	71
Alt-A	3,238	14.2	267	4,036	17.8	362
Sub-prime	3,374	14.8	218	3,267	14.5	230
Total RMBS	$22,737	100.0%	$551	$22,634	100.0%	$899
Ratings profile:
Rated Aaa/AAA	$15,800	69.5%		$14,608	64.5%
Designated NAIC 1	$22,186	97.6%		$22,087	97.6%
Collateralized mortgage obligations are structured by dividing the cash flows of mortgage loans into separate pools or tranches of risk that create multiple classes of bonds with varying maturities and priority of payments. Pass-through mortgage-backed securities are secured by a mortgage loan or collection of mortgage loans. The monthly mortgage loan payments from homeowners pass from the originating bank through an intermediary, such as a government agency or investment bank, which collects the payments and, for a fee, remits or passes these payments through to the holders of the pass-through securities.
The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were designated NAIC 1 by the NAIC at December 31, 2018 and 2017. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
Included within prime and Alt-A RMBS are re-securitization of real estate mortgage investment conduit (“Re-REMIC”) securities. Re-REMIC RMBS involve the pooling of previous issues of prime and Alt-A RMBS and restructuring the combined pools to create new senior and subordinated securities. The credit enhancement on the senior tranches is improved through the re-securitization.
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions, and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $3.1 billion and $3.0 billion at December 31, 2018 and 2017, respectively, with unrealized gains (losses) of $193 million at both December 31, 2018 and 2017.

ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings by collateral type and ratings profile at:

	December 31,
	2018			2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized debt obligations	$5,402	63.4%	$(88)	$4,557	57.9%	$49
Student loans	821	9.6	13	862	11.0	2
Automobile loans	532	6.2	—	642	8.2	—
Consumer loans	413	4.9	3	427	5.4	4
Credit card loans	352	4.1	1	790	10.0	—
Foreign residential loans	233	2.7	(3)	110	1.4	(2)
Other loans	774	9.1	2	478	6.1	5
Total	$8,527	100.0%	$(72)	$7,866	100.0%	$58
Ratings profile:
Rated Aaa/AAA	$4,543	53.3%		$4,040	51.4%
Designated NAIC 1	$7,728	90.6%		$7,106	90.3%
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and vintage year at:

	December 31, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2011	$152	$154	$23	$22	$—	$—	$—	$—	$—	$—	$175	$176
2012	182	183	175	173	198	195	7	7	—	—	562	558
2013	403	417	419	426	198	199	—	—	59	43	1,079	1,085
2014	147	146	310	309	75	75	—	—	—	—	532	530
2015	382	376	59	59	28	27	—	—	—	—	469	462
2016	211	208	50	47	10	10	—	—	—	—	271	265
2017	460	454	381	371	166	161	—	—	—	—	1,007	986
2018	897	904	334	334	145	144	—	—	—	—	1,376	1,382
Total	$2,834	$2,842	$1,751	$1,741	$820	$811	$7	$7	$59	$43	$5,471	$5,444
Ratings Distribution		52.2%		32.0%		14.9%		0.1%		0.8%		100.0%

	December 31, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2011	$170	$177	$30	$31	$7	$7	$5	$5	$—	$—	$212	$220
2012	228	234	197	202	196	201	7	7	—	—	628	644
2013	460	486	475	493	207	212	60	45	—	—	1,202	1,236
2014	281	289	336	342	74	77	—	—	—	—	691	708
2015	961	977	174	179	47	48	—	—	—	—	1,182	1,204
2016	282	285	47	46	11	10	—	—	—	—	340	341
2017	543	543	428	428	164	164	—	—	—	—	1,135	1,135
Total	$2,925	$2,991	$1,687	$1,721	$706	$719	$72	$57	$—	$—	$5,390	$5,488
Ratings Distribution		54.5%		31.4%		13.1%		1.0%		—%		100.0%
The tables above reflect NRSRO ratings including Moody’s, S&P, Fitch and Morningstar. CMBS designated NAIC 1 were 98.6% and 99.1% of total CMBS at December 31, 2018 and 2017, respectively.
Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS
See Note 8 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for OTTI and evaluation of temporarily impaired fixed maturity securities AFS.
OTTI Losses on Fixed Maturity Securities AFS Recognized in Earnings
See Note 8 of the Notes to the Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on fixed maturity securities AFS sold.
Overview of OTTI Losses on Securities Recognized in Earnings
Credit-related impairments of fixed maturity securities AFS were $23 million, $6 million and $89 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Explanations of changes in fixed maturity securities AFS and equity securities impairments are as follows:
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Overall OTTI losses recognized in earnings on fixed maturity securities AFS were $23 million for the year ended December 31, 2018, as compared to $6 million for the year ended December 31, 2017. The most significant increase in OTTI losses were in U.S. and foreign corporate securities, which comprised $23 million for the year ended December 31, 2018, as compared to $5 million for the year ended December 31, 2017. An increase of $18 million in OTTI losses was mainly concentrated in consumer securities and was a result of issuer specific factors.
In 2018, we adopted new guidance under which equity securities are no longer evaluated for impairment, rather are measured at fair value through net income. Accordingly, there were no equity securities impairments for the year ended December 31, 2018. See Note 1 of the Notes to the Consolidated Financial Statements.
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Overall OTTI losses recognized in earnings on fixed maturity securities AFS were $6 million for the year ended December 31, 2017, as compared to $97 million for the year ended December 31, 2016. The most significant decrease in OTTI losses were in U.S. and foreign corporate securities, which comprised $5 million for the year ended December 31, 2017, as compared to $81 million for the year ended December 31, 2016. A decrease of $76 million in OTTI losses was concentrated in industrial securities and was the result of lower oil prices impacting the energy sector in 2016.
Overall OTTI losses recognized in earnings on equity securities were $24 million for the year ended December 31, 2017, as compared to $75 million for the year ended December 31, 2016, a decrease of $51 million, reflecting the impact of lower oil prices impacting the energy sector in 2016.

Future Impairments
Future OTTI on fixed maturity securities AFS will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, and foreign currency exchange rates. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
See Note 1 of the Notes to the Consolidated Financial Statements for a description of new guidance to be adopted in 2020 regarding the measurement of credit losses on financial instruments.
Securities Lending and Repurchase Agreements
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. In addition, we participate in short-term repurchase agreement transactions with unaffiliated financial institutions.
See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Securities Lending,” “— Liquidity and Capital Resources — Liquidity and Capital Uses — Repurchase Agreements” and Note 8 of the Notes to the Consolidated Financial Statements for information regarding our securities lending program and our repurchase agreement transactions.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	December 31,
	2018				2017
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$38,123	59.9%	$190	0.5%	$35,440	60.9%	$173	0.5%
Agricultural	14,164	22.2	44	0.3%	12,712	21.8	40	0.3%
Residential	11,392	17.9	57	0.5%	10,058	17.3	58	0.6%
Total	$63,679	100.0%	$291	0.5%	$58,210	100.0%	$271	0.5%
The information presented in the tables herein exclude mortgage loans where we elected the fair value option . Such amounts are presented in Note 8 of the Notes to the Consolidated Financial Statements. The carrying value of all mortgage loans, net of valuation allowance was 24.1% and 21.6% of cash and invested assets at December 31, 2018 and 2017, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, 87% are collateralized by properties located in the United States, with the remaining 13% collateralized by properties located outside the United States, which includes 6% of properties located in the U.K., at December 31, 2018. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 19%, 10% and 7%, respectively, of total commercial and agricultural mortgage loans at December 31, 2018. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the United States at December 31, 2018. The carrying values of our residential mortgage loans located in California, Florida, and New York were 34%, 9%, and 7%, respectively, of total residential mortgage loans at December 31, 2018.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	December 31,
	2018		2017
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,915	23.4%	$8,234	23.2%
Middle Atlantic	6,074	15.9	5,625	15.9
International	5,523	14.5	5,722	16.2
South Atlantic	5,361	14.1	4,704	13.3
West South Central	3,260	8.5	3,086	8.7
East North Central	2,372	6.2	2,202	6.2
Mountain	1,292	3.4	1,109	3.1
New England	1,187	3.1	747	2.1
West North Central	560	1.5	461	1.3
East South Central	468	1.2	744	2.1
Multi-Region and Other	3,111	8.2	2,806	7.9
Total recorded investment	38,123	100.0%	35,440	100.0%
Less: valuation allowances	190		173
Carrying value, net of valuation allowances	$37,933		$35,267
Property Type
Office	$18,853	49.5%	$18,151	51.2%
Retail	6,535	17.1	5,906	16.7
Apartment	5,294	13.9	4,696	13.3
Industrial	3,289	8.6	2,754	7.8
Hotel	2,990	7.8	3,051	8.6
Other	1,162	3.1	882	2.4
Total recorded investment	38,123	100.0%	35,440	100.0%
Less: valuation allowances	190		173
Carrying value, net of valuation allowances	$37,933		$35,267
Mortgage Loan Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 8 of the Notes to the Consolidated Financial Statements for tables that present mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, impaired loans, as well as the carrying value of foreclosed mortgage loans included in real estate and real estate joint ventures.
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 55% and 54% at December 31, 2018 and 2017, respectively, and our average debt service coverage ratio was 2.4x and 2.6x at December 31, 2018 and 2017, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 45% and 44% at December 31, 2018 and 2017, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Note 8 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored and activity in and balances of the valuation allowance as of and for the years ended December 31, 2018, 2017 and 2016.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. The carrying values of real estate and real estate joint ventures were $6.2 billion and $6.7 billion, or 2.3% and 2.5% of cash and invested assets at December 31, 2018 and 2017, respectively. The estimated fair value of our real estate investments was $10.9 billion and $11.2 billion at December 31, 2018 and 2017, respectively.
There were $13 million of impairments recognized on real estate and real estate joint ventures for the year ended December 31, 2017. There were no such impairments for the years ended December 31, 2018 and 2016. Depreciation expense on real estate investments was $65 million, $76 million and $68 million for the years ended December 31, 2018, 2017 and 2016, respectively. Real estate investments were net of accumulated depreciation of $671 million and $668 million at December 31, 2018 and 2017, respectively.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration.
Geographical diversification: Substantially all of our real estate investments, excluding funds, were located in the United States at December 31, 2018. The carrying value of our real estate investments, excluding funds, located in California, the District of Columbia and Massachusetts were 22%, 17% and 10%, respectively, of total real estate investments, excluding funds, at December 31, 2018. The majority of these funds hold underlying real estate investments that are well diversified across the United States.

Property type diversification: Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2018		2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$2,198	35.7%	$2,170	32.6%
Real estate funds	1,488	24.2	1,184	17.8
Retail	651	10.6	570	8.6
Apartment	618	10.0	1,263	19.0
Hotel	448	7.3	434	6.5
Industrial	291	4.7	347	5.2
Land	274	4.5	356	5.3
Agriculture	27	0.4	29	0.4
Other	157	2.6	303	4.6
Total real estate and real estate joint ventures	$6,152	100.0%	$6,656	100.0%
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2018 and 2017, the carrying value of other limited partnership interests was $4.5 billion and $4.0 billion, or 1.7% and 1.5% of cash and invested assets, which included $285 million and $262 million of hedge funds, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2018		2017
	Carrying Value	% of Total	Carrying Value	% of Total

		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$7,218	46.0%	$6,592	44.2%
Tax credit and renewable energy partnerships	2,456	15.7	3,165	21.2
Affiliated investments	2,213	14.1	2,258	15.1
Annuities funding structured settlement claims (1)	1,279	8.2	1,284	8.6
Leveraged leases	932	5.9	1,112	7.5
FHLB common stock (2)	724	4.6	—	—
Operating joint venture	245	1.6	57	0.4
FVO Securities	216	1.4	—	—
Direct financing leases	198	1.3	207	1.4
Funds withheld	149	0.9	160	1.1
Other	60	0.3	76	0.5
Total	$15,690	100.0%	$14,911	100.0%
Percentage of cash and invested assets	5.9%		5.5%
(1) See Notes 1 and 4 of the Notes to the Consolidated Financial Statements.
(2) See Note 8 of the Notes to the Consolidated Financial Statements.

Leveraged lease impairments were $105 million, $79 million and $36 million for the years ended December 31, 2018, 2017 and 2016, respectively.
See Notes 1, 8 and 9 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, affiliated investments, annuities funding structured settlement claims, leveraged and direct financing leases, Federal Home Loan Bank (“FHLB”) common stock, FVO Securities, an operating joint venture and funds withheld.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2018 and 2017.

•	The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2018, 2017 and 2016.
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
Derivatives categorized as Level 3 at December 31, 2018 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At December 31, 2018, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2018		2017
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$858	$20	$980	$(1)
Written	7,864	54	7,874	181
Total	$8,722	$74	$8,854	$180
__________________
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Years Ended December 31,
	2018			2017
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$16	$(7)	$9	$4	$(20)	$(16)
Written (1)	16	(106)	(90)	108	(6)	102
Total	$32	$(113)	$(81)	$112	$(26)	$86
__________________

(1)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on purchased credit default swaps of $25 million was due to certain credit spreads on credit default swaps hedging certain bonds widening in the current period as compared to narrowing in the prior period. The unfavorable change in net gains (losses) on written credit default swaps of ($192) million was due to certain credit spreads on certain credit default swaps used as replications widening in the current period as compared to narrowing in the prior period.
The maximum amount at risk related to our written credit default swaps is equal to the corresponding gross notional amount. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by state insurance regulators and the NAIC and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high quality assets) and associating them with written credit default swaps on the desired corporate credit name, we can replicate the desired bond exposures and meet our ALM needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.
Embedded Derivatives
See Note 10 of the Notes to the Consolidated Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy and a rollforward of the fair value measurements for embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See Note 9 of the Notes to the Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect embedded derivatives.

Off-Balance Sheet Arrangements
Credit Facility
See “— Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit Facility” and Note 11 of the Notes to the Consolidated Financial Statements for further information including the classification of expenses and the nature of the associated liability for letters of credit issued and drawdowns on the facility.
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $64 million and $11 million at estimated fair value at December 31, 2018 and 2017, respectively. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending and Repurchase Agreements” for further discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangements and associated liabilities.
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $1.2 billion and $1.0 billion, at estimated fair value, at December 31, 2018 and 2017, respectively. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and Note 9 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Lease Commitments
As lessee, we have entered into various lease and sublease agreements for office space and equipment. Our commitments under such lease agreements are included within the contractual obligations table. See “— Liquidity and Capital Resources — Contractual Obligations” and Note 16 of the Notes to the Consolidated Financial Statements.
Guarantees
See “Guarantees” in Note 16 of the Notes to the Consolidated Financial Statements.
Other
We enter into the following additional commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 8 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, and gains and losses from such investments. See also “— Investments — Fixed Maturity Securities AFS and Equity Securities” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities AFS and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $2.4 billion and $3.0 billion at December 31, 2018 and 2017, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $80.2 billion and $86.6 billion at December 31, 2018 and 2017, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, funding agreements and secured borrowings, as well as amounts held in the closed block.
Liquidity
Liquidity refers to the ability to generate adequate amounts of cash to meet our needs. We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the asset mix and asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential risk of early contractholder and policyholder withdrawal. We include provisions limiting withdrawal rights on many of our products, including general account pension products sold to employee benefit plan sponsors. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets and global funding sources, including commercial paper and the Credit Facility.
Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, for securities in an unrealized loss position, realized losses would be incurred on securities sold and impairments would be incurred, if there is a need to sell securities prior to recovery, which may negatively impact our financial condition. See “Risk Factors — Investment Risks — We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value.”
All general account assets within a particular legal entity — other than those which may have been pledged to a specific purpose — are generally available to fund obligations of the general account of that legal entity.
Capital
We manage our capital position to maintain our financial strength and credit ratings. Our capital position is supported by our ability to generate strong cash flows within our operating companies and borrow funds at competitive rates, as well as by our demonstrated ability to raise additional capital to meet operating and growth needs despite adverse market and economic conditions.

Rating Agencies
Rating agencies assign insurer financial strength and credit ratings to Metropolitan Life Insurance Company and MetLife, Inc.’s other insurance subsidiaries, as well as credit ratings to MetLife, Inc. Financial strength ratings represent the opinion of rating agencies regarding the ability of an insurance company to pay obligations under insurance policies and contracts in accordance with their terms. Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital of Metropolitan Life Insurance Company are among the many factors considered in determining our insurer financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating agencies have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.
Downgrades in our insurer financial strength or credit ratings, MetLife, Inc.’s credit ratings or changes to our or MetLife, Inc.’s ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways. See “Risk Factors — Economic Environment and Capital Markets Risks — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings or MetLife, Inc.’s Credit Ratings Could Result in a Loss of Business and Materially Adversely Affect Our Financial Condition and Results of Operations.”
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
RBC requirements are used as minimum capital requirements by the NAIC and the state insurance departments to identify companies that merit regulatory action. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. These rules apply to Metropolitan Life Insurance Company. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. At the date of the most recent annual statutory financial statement filed with insurance regulators, the total adjusted capital of Metropolitan Life Insurance Company was in excess of each of those RBC levels.
The amount of dividends that Metropolitan Life Insurance Company can pay to MetLife, Inc. is constrained by the amount of surplus Metropolitan Life Insurance Company holds to maintain its ratings and provides an additional margin for risk protection and investment in Metropolitan Life Insurance Company’s businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. by Metropolitan Life Insurance Company is governed by insurance laws and regulations. See “Business — Regulation — Insurance Regulation” and Note 12 of the Notes to the Consolidated Financial Statements.

Affiliated Captive Reinsurance Transactions
Metropolitan Life Insurance Company cedes specific policy classes, including ordinary life insurance, participating whole life insurance and long-term disability insurance, to a wholly-owned offshore reinsurer. The wholly-owned offshore reinsurer currently only reinsures Metropolitan Life Insurance Company’s business and the results of the offshore reinsurer are eliminated within our consolidated results of operations. MetLife, Inc. has also provided a guarantee of the wholly-owned offshore reinsurer’s payment obligations on a retrocession agreement entered into by the reinsurer. In addition, Metropolitan Life Insurance Company cedes specific policy classes, including term life insurance, universal life insurance and ordinary and industrial life insurance, to other affiliated captive reinsurers. MetLife, Inc. has committed to maintain the surplus of the other affiliated captive reinsurers, as well as provide a guarantee of one such captive reinsurer’s repayment obligations on letters of credit issued by unaffiliated financial institutions. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld assets, investment assets and the letters of credit. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business.
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

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Sources:
Operating activities, net	$8,026	$6,354	$5,804
Investing activities, net	3,410	—	—
Net change in policyholder account balances	—	43	3,710
Long-term debt issued	24	169	45
Other, net	—	88	—
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	3	—
Total sources	11,460	6,657	9,559
Uses:
Investing activities, net	—	3,613	3,662
Net change in policyholder account balances	4,196	—	—
Net change in payables for collateral under securities loaned and other transactions	1,399	525	696
Long-term debt repaid	109	92	58
Financing element on certain derivative instruments and other derivative related transactions, net	149	300	321
Dividends of subsidiaries	—	—	115
Dividends paid to MetLife, Inc.	3,736	2,523	3,600
Return of capital associated with the purchase of operating joint venture interest from an affiliate	—	249	—
Other, net	54	—	44
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	4	—	—
Total uses	9,647	7,302	8,496
Net increase (decrease) in cash and cash equivalents	$1,813	$(645)	$1,063
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

Liquidity and Capital Sources
In addition to the general description of liquidity and capital sources in “— Summary of Primary Sources and Uses of Liquidity and Capital,” the Company’s primary sources of liquidity and capital are set forth below.
Global Funding Sources
Liquidity is provided by a variety of global funding sources, including funding agreements, the Credit Facility and commercial paper. Capital is provided by a variety of global funding sources, including short-term and long-term debt. The diversity of our global funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary global funding sources include:
Commercial Paper, Reported in Short-term Debt
MetLife Funding and MetLife, Inc. each have a commercial paper program that is supported by the Credit Facility (see “— Credit Facility”). MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of Metropolitan Life Insurance Company, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Metropolitan Life Insurance Company and its former insurance subsidiary, GALIC, are members of regional FHLBs. During the years ended December 31, 2018, 2017 and 2016, we issued $26.1 billion, $20.4 billion and $16.6 billion, respectively, and repaid $26.3 billion, $20.4 billion and $14.8 billion, respectively, under funding agreements with certain regional FHLBs. In December 2016, $625 million of funding agreement obligations were deconsolidated due to the disposition of GALIC. At both December 31, 2018 and 2017, total obligations outstanding under these funding agreements were $14.2 billion and $14.4 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2018, 2017 and 2016, we issued $41.8 billion, $42.7 billion and $39.7 billion, respectively, and repaid $43.7 billion, $41.4 billion and $38.5 billion, respectively, under such funding agreements. At December 31, 2018 and 2017, total obligations outstanding under these funding agreements were $32.3 billion and $34.2 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Farmer Mac, as well as to certain SPEs that have issued debt securities for which payment of interest and principal is secured by such funding agreements, and such debt securities are also guaranteed as to payment of interest and principal by Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. During the years ended December 31, 2018, 2017 and 2016, we issued $900 million, $1.0 billion and $1.2 billion, respectively, and repaid $900 million, $1.0 billion and $1.2 billion, respectively, under such funding agreements. At both December 31, 2018 and 2017, total obligations outstanding under these funding agreements were $2.6 billion. See Note 4 of the Notes to the Consolidated Financial Statements.
Long-term Debt Issued
In August 2017, a subsidiary of Metropolitan Life Insurance Company issued $139 million of long-term debt to a third party.
Credit Facility
At December 31, 2018, MetLife Funding and MetLife, Inc. maintained the Credit Facility. When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At December 31, 2018, we had outstanding $412 million in letters of credit and no drawdowns against this facility, and affiliates had $34 million in letters of credit outstanding against this facility. Remaining availability was $2.6 billion at December 31, 2018. See Note 11 of the Notes to the Consolidated Financial Statements for further information about the Credit Facility.

We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under this facility. As commitments under the Credit Facility may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt excluding long-term debt relating to CSEs at:

	December 31,
	2018	2017
	(In millions)
Short-term debt (1)	$129	$243
Long-term debt (2)	$1,562	$1,661
______________

(1)
Includes $30 million and $143 million of debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2018 and 2017, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $422 million and $523 million of debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2018 and 2017, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2018.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the Company’s primary uses of liquidity and capital are set forth below.
Dividends
During the years ended December 31, 2018, 2017 and 2016, Metropolitan Life Insurance Company paid cash dividends to MetLife, Inc. of $3.7 billion, $2.5 billion and $3.6 billion, respectively. Also, during the year ended December 31, 2016, Metropolitan Life Insurance Company distributed to MetLife, Inc. as a non-cash extraordinary dividend all of the issued and outstanding shares of common stock of each of NELICO and GALIC. The net book value of NELICO and GALIC at the time of the dividend was $2.9 billion, which was recorded as a dividend of retained earnings of $2.7 billion and a decrease to other comprehensive income of $254 million, net of income tax. See Notes 3 and 12 of the Notes to the Consolidated Financial Statements.
Debt Repayments
See Note 11 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt.

•	In December 2018, a subsidiary of Metropolitan Life Insurance Company repaid $50 million of its $350 million aggregate principal amount three-month LIBOR plus 3.10% term loan; and

•	In December 2016, $107 million 7.625% surplus notes were deconsolidated due to the disposition of GALIC.
Support Agreements
Metropolitan Life Insurance Company is a party to a capital support commitment with its subsidiary, MetLife Funding. Under the arrangement, Metropolitan Life Insurance Company has agreed to cause such entity to meet specified capital requirements. We anticipate that in the event this arrangement places demands upon us, there will be sufficient liquidity and capital to enable us to meet such demands.

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. During the years ended December 31, 2018 and 2017, general account surrenders and withdrawals from annuity products were $1.8 billion and $1.6 billion, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2018, there were funding agreements totaling $148 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2018 and 2017, we had received pledged cash collateral from counterparties of $4.1 billion and $3.7 billion, respectively. At December 31, 2018 and 2017, we had pledged cash collateral to counterparties of $1 million and $188 million, respectively. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about collateral pledged to us and collateral we pledge.
We pledge collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Consolidated Financial Statements.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $13.4 billion and $15.2 billion at December 31, 2018 and 2017, respectively. Of these amounts, $2.0 billion and $2.9 billion at December 31, 2018 and 2017, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2018 was $1.9 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement. See Note 8 of the Notes to the Consolidated Financial Statements.
Repurchase Agreements
We participate in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under these repurchase agreements, we were liable for cash collateral under our control of $1.0 billion at both December 31, 2018 and 2017. The estimated fair value of the securities on loan at December 31, 2018 was $1.0 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement. See Note 8 of the Notes to the Consolidated Financial Statements.
Litigation
We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For material matters where a loss is believed to be reasonably possible but not probable, no accrual is made but we disclose the nature of the contingency and an aggregate estimate of the reasonably possible range of loss in excess of amounts accrued, when such an estimate can be made. It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated net income or cash flows in particular quarterly or annual periods. See Note 16 of the Notes to the Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2018:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$222,898	$12,248	$14,624	$13,773	$182,253
Policyholder account balances	104,139	27,785	15,892	9,299	51,163
Payables for collateral under securities loaned and other transactions	18,472	18,472	—	—	—
Debt	3,118	237	216	493	2,172
Investment commitments	8,178	7,829	293	56	—
Operating leases	1,221	125	273	256	567
Other	23,137	23,018	—	—	119
Total	$381,163	$89,714	$31,298	$23,877	$236,274
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
The sum of the estimated cash flows of $222.9 billion exceeds the liability amounts of $134.3 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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

The sum of the estimated cash flows of $104.1 billion exceeds the liability amount of $90.7 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table above. We also held non-cash collateral, which is not reflected as a liability on the consolidated balance sheet, of $1.2 billion at December 31, 2018.
Debt
Amounts presented for debt include short-term debt and long-term debt, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet as the amounts presented herein (i) do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) include future interest on such obligations for the period from January 1, 2019 through maturity; and (iii) do not include long-term debt relating to CSEs at December 31, 2018 as such debt does not represent our contractual obligation. Future interest on variable rate debt was computed using prevailing rates at December 31, 2018 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2019 through maturity. Total debt at December 31, 2018 included affiliated debt obligations of $1.7 billion.
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
Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheet. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheet that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $638 million were excluded as the timing of payment could not be reliably determined at December 31, 2018.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2018.
Additionally, we have agreements in place for services we conduct, generally at cost, to subsidiaries and affiliates relating to insurance, reinsurance, loans and capitalization. Intercompany transactions have been eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate insurance regulators as required.

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
The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB fees”); and

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment hedge adjustments”), (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (iv) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) under GAAP.

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

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB fees and GMIB costs, and (iii) Market value adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) noncontrolling interests, (ii) acquisition, integration and other costs, and (iii) goodwill impairments.
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

•
Asymmetrical and non-economic accounting refers to: (i) the portion of net derivative gains (losses) on embedded derivatives attributable to the inclusion of our credit spreads in the liability valuations, (ii) hedging activity that generates net derivative gains (losses) and creates fluctuations in net income because hedge accounting cannot be achieved and the item being hedged does not a have an offsetting gain or loss recognized in earnings, and (iii) impact of changes in foreign currency exchange rates on the re-measurement of foreign denominated unhedged funding agreements and financing transactions to the U.S. dollar and the re-measurement of certain liabilities from non-functional currencies to functional currencies. We believe that excluding the impact of asymmetrical and non-economic accounting from total GAAP results enhances investor understanding of our performance by disclosing how these accounting practices affect reported GAAP results.

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
Global Risk Management
Independent from the lines of business, the centralized GRM, led by MetLife, Inc.’s Chief Risk Officer (“CRO”) coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated, managed and reported across the Company. The CRO reports to MetLife, Inc.’s Chief Executive Officer (“CEO”) and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.

GRM considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. GRM’s primary responsibilities consist of:

•	implementing a corporate risk framework, which outlines MetLife, Inc.’s approach for managing risk;

•	developing policies and procedures for identifying, managing, measuring, monitoring and controlling those risks identified in the corporate risk framework;

•	coordinating Own Risk and Solvency Assessments for Board, senior management and regulator use;

•	establishing appropriate corporate risk tolerance levels;

•	recommending risk appetite statements and investment general authorizations to the Board;

•	measuring capital on an economic basis;

•	recommending capital allocations on an economic capital basis; and

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

Asset/Liability Management
We actively manage our assets using an approach that is liability driven and balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably aligned on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM, GRM, and Investments departments, with the engagement of senior members of MetLife, Inc.’s business segments, and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving target portfolios investment guidelines and limits, approving significant portfolio and ALM strategies and providing oversight of the ALM process. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage risk by geography, product or portfolio type. The ALM Steering Committee oversees the activities of the underlying ALM Committees and Working Groups. The ALM Steering Committee reports to the ERC.
MetLife, Inc. establishes portfolio guidelines that define ranges and limits related to asset allocation, interest rate risk, liquidity, concentration and other risks for each major business segment, legal entity or insurance product group. These guidelines support implementation of investment strategies used to adequately fund our liabilities within acceptable levels of risk. We also establish hedging programs and associated investment portfolios for different blocks of business. The ALM Working Groups monitor these strategies and programs through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, value at risk, market sensitivities (to interest rates, equity market levels, equity volatility, and foreign exchange rates), stress scenario payoffs, liquidity, foreign exchange, asset sector concentration and credit quality.
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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. The interest rate sensitive liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Adversely Affect Our Business, Results of Operations and Financial Condition.”

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
Equity Market
Along with investments in equity securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as embedded derivatives on variable annuities with guaranteed minimum benefits and certain policyholder account balances. Equity exposures associated with limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
Management of Market Risk Exposures
We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives.
Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The NYDFS regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For MLIC, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. In the U.S., for each segment, invested assets greater than or equal to the GAAP liabilities net of certain non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.
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
Foreign Currency Exchange Rate Risk Management
MetLife, Inc. has a well-established Enterprise Foreign Exchange (“FX”) Risk Policy to manage foreign currency exchange rate exposures within MetLife, Inc.’s risk tolerance. In general, investments backing specific liabilities are currency matched. This is achieved through direct investments in matching currency or through the use of FX derivatives. Enterprise FX risk limits are established by the ERC. Management of each of the Company’s segments, with oversight from MetLife, Inc.’s FX Risk Committee and the respective ALM committee for the segment, is responsible for managing any foreign currency exchange rate exposure. The general authorizations of the Investment Committee of MLIC also set limits on unhedged foreign currency investment exposure.
We use foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments and the sale of certain insurance products.

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
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on financial results under different accounting regimes, including U.S. GAAP and local statutory accounting. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•
Risks Related to Guarantee Benefits — We use a wide range of derivative contracts to mitigate the risk associated with living guarantee benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options, total rate of return swaps, interest rate option contracts and equity variance swaps.

•
Minimum Interest Rate Guarantees — For certain liability contracts, we provide the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. We purchase interest rate caps and floors to reduce risk associated with these liability guarantees.

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

Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. For purposes of this disclosure, a significant portion of the liabilities relating to insurance contracts is excluded, as discussed further below. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, foreign currency exchange rates and equity market prices. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, we used market rates at December 31, 2018. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $133.4 billion, at carrying value, of insurance contracts. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;

•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;

•	sensitivities do not include the impact on asset or liability valuation of changes in market liquidity or changes in market credit spreads;

•	foreign currency risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;

•	for the derivatives that qualify as hedges, and for certain other assets such as mortgage loans, the impact on reported earnings may be materially different from the change in market values;

•	the analysis excludes liabilities pursuant to insurance contracts, as well as real estate holdings, private equity and hedge fund holdings; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2018
(In millions)
Interest rate risk	$3,599
Foreign currency exchange rate risk	$221
Equity market risk	$(21)
The risk sensitivities derived used a 10% increase to interest rates, a 10% weakening of the U.S. dollar against foreign currencies, and a 10% increase in equity prices. The potential losses in estimated fair value presented are for non-trading securities.

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in interest rates by type of asset or liability at:

	December 31, 2018
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$159,073	$(2,839)
Equity securities		$773	—
FVO Securities		$213	—
Mortgage loans		$64,409	(622)
Policy loans		$6,981	(82)
Short-term investments		$1,506	(1)
Other invested assets		$2,819	(1)
Cash and cash equivalents		$6,882	—
Accrued investment income		$2,050	—
Premiums, reinsurance and other receivables		$14,786	(237)
Total assets			$(3,782)
Liabilities (3)
Policyholder account balances		$72,689	$503
Payables for collateral under securities loaned and other transactions		$18,472	—
Short-term debt		$129	—
Long-term debt		$1,746	28
Other liabilities		$13,637	225
Embedded derivatives within liability host contracts (2)		$704	195
Total liabilities			$951
Derivative Instruments
Interest rate swaps	$41,865	$3,755	$(428)
Interest rate floors	$12,701	$102	(26)
Interest rate caps	$54,576	$153	62
Interest rate futures	$794	$(1)	2
Interest rate options	$24,340	$185	(67)
Interest rate forwards	$3,023	$(216)	(113)
Interest rate total return swaps	$1,048	$31	(54)
Synthetic GICs	$18,006	$—	—
Foreign currency swaps	$33,416	$570	(128)
Foreign currency forwards	$943	$1	(1)
Credit default swaps	$8,722	$74	—
Equity futures	$1,006	$(5)	—
Equity index options	$23,162	$310	(15)
Equity variance swaps	$1,946	$(49)	—
Equity total return swaps	$886	$89	—
Total derivative instruments			$(768)
Net Change			$(3,599)
______________

(1)
Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below) or included within future policy benefits and other policy-related balances (see footnote (3) below). FVO Securities and long-term debt exclude $4 million and $5 million, respectively, related to CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $133.4 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in interest rates.

Sensitivity to rising interest rates was consistent with prior year end; $3.6 billion at both December 31, 2018 and December 31, 2017.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in the U.S. dollar compared to all foreign currencies at:

	December 31, 2018
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities AFS		$159,073	$1,457
Equity securities		$773	—
FVO Securities		$213	—
Mortgage loans		$64,409	385
Policy loans		$6,981	—
Short-term investments		$1,506	69
Other invested assets		$2,819	185
Cash and cash equivalents		$6,882	—
Accrued investment income		$2,050	—
Premiums, reinsurance and other receivables		$14,786	—
Total assets			$2,096
Liabilities
Policyholder account balances		$72,689	$(1,091)
Payables for collateral under securities loaned and other transactions		$18,472	—
Long-term debt		$1,746	—
Other liabilities		$13,637	—
Embedded derivatives within liability host contracts (2)		$704	—
Total liabilities			$(1,091)
Derivative Instruments
Interest rate swaps	$41,865	$3,755	$—
Interest rate floors	$12,701	$102	—
Interest rate caps	$54,576	$153	—
Interest rate futures	$794	$(1)	—
Interest rate options	$24,340	$185	—
Interest rate forwards	$3,023	$(216)	—
Interest rate total return swaps	$1,048	$31	—
Synthetic GICs	$18,006	$—	—
Foreign currency swaps	$33,416	$570	(1,158)
Foreign currency forwards	$943	$1	(68)
Credit default swaps	$8,722	$74	3
Equity futures	$1,006	$(5)	—
Equity index options	$23,162	$310	(3)
Equity variance swaps	$1,946	$(49)	—
Equity total return swaps	$886	$89	—
Total derivative instruments			$(1,226)
Net Change			$(221)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below). FVO Securities and long-term debt exclude $4 million and $5 million, respectively, related to CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

Sensitivity to foreign currency exchange rates decreased $13 million, to $221 million at December 31, 2018 from $234 million at December 31, 2017.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity prices by type of asset or liability at:

	December 31, 2018
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
Equity securities		$773	$77
FVO Securities		$213	16
Total assets			$93
Liabilities (3)
Policyholder account balances		$72,689	$—
Embedded derivatives within liability host contracts (2)		$704	250
Total liabilities			$250
Derivative Instruments
Interest rate swaps	$41,865	$3,755	$—
Interest rate floors	$12,701	$102	—
Interest rate caps	$54,576	$153	—
Interest rate futures	$794	$(1)	—
Interest rate options	$24,340	$185	—
Interest rate forwards	$3,023	$(216)	—
Interest rate total return swaps	$1,048	$31	—
Synthetic GICs	$18,006	$—	—
Foreign currency swaps	$33,416	$570	—
Foreign currency forwards	$943	$1	—
Credit default swaps	$8,722	$74	—
Equity futures	$1,006	$(5)	(75)
Equity index options	$23,162	$310	(172)
Equity variance swaps	$1,946	$(49)	1
Equity total return swaps	$886	$89	(76)
Total derivative instruments			$(322)
Net Change			$21
______________

(1)
Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below) or included within future policy benefits and other policy-related balances (see footnote (3) below). FVO Securities excludes $4 million related to CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)	Excludes $133.4 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances.
As of December 31, 2018 sensitivity to a 10% equity market increase was a favorable $21 million. As of December 31, 2017 sensitivity to a 10% equity market decrease was an unfavorable $21 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Metropolitan Life Insurance Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 18, 2019

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2018 and 2017
(In millions, except share and per share data)

	2018	2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $155,175 and $157,809, respectively)	$159,073	$170,272
Equity securities, at estimated fair value	773	1,658
Mortgage loans (net of valuation allowances of $291 and $271, respectively; includes $210 and $0, respectively, relating to variable interest entities; includes $299 and $520, respectively, under the fair value option)	63,687	58,459
Policy loans	6,061	6,006
Real estate and real estate joint ventures (includes $1,394 and $1,077, respectively, relating to variable interest entities; includes $0 and $25, respectively, of real estate held-for-sale)	6,152	6,656
Other limited partnership interests	4,481	3,991
Short-term investments, principally at estimated fair value	1,506	3,155
Other invested assets (includes $113 and $131, respectively, relating to variable interest entities)	15,690	14,911
Total investments	257,423	265,108
Cash and cash equivalents, principally at estimated fair value (includes $14 and $12, respectively, relating to variable interest entities)	6,882	5,069
Accrued investment income (includes $1 and $0, respectively, relating to variable interest entities)	2,050	2,042
Premiums, reinsurance and other receivables (includes $2 and $3, respectively, relating to variable interest entities)	21,829	22,098
Deferred policy acquisition costs and value of business acquired	4,117	4,348
Current income tax recoverable	—	64
Deferred income tax asset	43	—
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	3,723	4,741
Separate account assets	110,850	130,825
Total assets	$406,917	$434,295
Liabilities and Equity
Liabilities
Future policy benefits	$126,099	$119,415
Policyholder account balances	90,656	93,939
Other policy-related balances	7,264	7,176
Policyholder dividends payable	494	499
Policyholder dividend obligation	428	2,121
Payables for collateral under securities loaned and other transactions	18,472	19,871
Short-term debt	129	243
Long-term debt (includes $5 and $6, respectively, at estimated fair value, relating to variable interest entities)	1,567	1,667
Current income tax payable	611	—
Deferred income tax liability	—	1,369
Other liabilities (includes $0 and $3, respectively, relating to variable interest entities)	24,620	27,409
Separate account liabilities	110,850	130,825
Total liabilities	381,190	404,534
Contingencies, Commitments and Guarantees (Note 16)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,450	14,150
Retained earnings	9,512	10,035
Accumulated other comprehensive income (loss)	3,562	5,428
Total Metropolitan Life Insurance Company stockholder’s equity	25,529	29,618
Noncontrolling interests	198	143
Total equity	25,727	29,761
Total liabilities and equity	$406,917	$434,295
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Revenues
Premiums	$26,613	$22,925	$22,393
Universal life and investment-type product policy fees	2,124	2,227	2,542
Net investment income	10,919	10,513	11,083
Other revenues	1,586	1,570	1,478
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities available-for-sale	(23)	(7)	(87)
Other-than-temporary impairments on fixed maturity securities available-for-sale transferred to other comprehensive income (loss)	—	1	(10)
Other net investment gains (losses)	176	340	229
Total net investment gains (losses)	153	334	132
Net derivative gains (losses)	766	(344)	(1,138)
Total revenues	42,161	37,225	36,490
Expenses
Policyholder benefits and claims	29,097	25,792	25,313
Interest credited to policyholder account balances	2,479	2,235	2,233
Policyholder dividends	1,085	1,097	1,200
Other expenses	5,191	5,135	5,803
Total expenses	37,852	34,259	34,549
Income (loss) before provision for income tax	4,309	2,966	1,941
Provision for income tax expense (benefit)	173	(561)	199
Net income (loss)	4,136	3,527	1,742
Less: Net income (loss) attributable to noncontrolling interests	6	2	(8)
Net income (loss) attributable to Metropolitan Life Insurance Company	$4,130	$3,525	$1,750
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Net income (loss)	$4,136	$3,527	$1,742
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(6,318)	4,079	406
Unrealized gains (losses) on derivatives	346	(848)	36
Foreign currency translation adjustments	(20)	26	13
Defined benefit plans adjustment	2,409	129	217
Other comprehensive income (loss), before income tax	(3,583)	3,386	672
Income tax (expense) benefit related to items of other comprehensive income (loss)	793	(1,077)	(238)
Other comprehensive income (loss), net of income tax	(2,790)	2,309	434
Comprehensive income (loss)	1,346	5,836	2,176
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	6	2	(8)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,340	$5,834	$2,184
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$5	$14,444	$13,535	$2,685	$30,669	$372	$31,041
Capital contributions from MetLife, Inc.		10			10		10
Returns of capital		(68)			(68)		(68)
Excess tax benefits related to stock-based compensation		27			27		27
Dividends paid to MetLife, Inc.			(3,600)		(3,600)		(3,600)
Dividend of subsidiaries (Note 3)			(2,652)		(2,652)	2	(2,650)
Change in equity of noncontrolling interests					—	(176)	(176)
Net income (loss)			1,750		1,750	(8)	1,742
Other comprehensive income (loss), net of income tax				434	434		434
Balance at December 31, 2016	5	14,413	9,033	3,119	26,570	190	26,760
Capital contributions from MetLife, Inc.		6			6		6
Returns of capital		(20)			(20)		(20)
Purchase of operating joint venture interest from an affiliate (Note 8)		(249)			(249)		(249)
Dividends paid to MetLife, Inc.			(2,523)		(2,523)		(2,523)
Change in equity of noncontrolling interests					—	(49)	(49)
Net income (loss)			3,525		3,525	2	3,527
Other comprehensive income (loss), net of income tax				2,309	2,309		2,309
Balance at December 31, 2017	5	14,150	10,035	5,428	29,618	143	29,761
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			(917)	924	7		7
Balance at January 1, 2018	5	14,150	9,118	6,352	29,625	143	29,768
Capital contributions from MetLife, Inc.		74			74		74
Returns of capital		(2)			(2)		(2)
Transfer of employee benefit plans to an affiliate (Note 14)		(1,772)			(1,772)		(1,772)
Dividends paid to MetLife, Inc.			(3,736)		(3,736)		(3,736)
Change in equity of noncontrolling interests					—	49	49
Net income (loss)			4,130		4,130	6	4,136
Other comprehensive income (loss), net of income tax				(2,790)	(2,790)		(2,790)
Balance at December 31, 2018	$5	$12,450	$9,512	$3,562	$25,529	$198	$25,727
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$4,136	$3,527	$1,742
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	264	395	367
Amortization of premiums and accretion of discounts associated with investments, net	(907)	(823)	(975)
(Gains) losses on investments and from sales of businesses, net	(153)	(334)	(132)
(Gains) losses on derivatives, net	(346)	900	1,865
(Income) loss from equity method investments, net of dividends or distributions	375	314	483
Interest credited to policyholder account balances	2,479	2,235	2,233
Universal life and investment-type product policy fees	(2,124)	(2,227)	(2,542)
Change in fair value option and trading securities	3	17	406
Change in accrued investment income	11	(40)	81
Change in premiums, reinsurance and other receivables	(309)	277	(2,606)
Change in deferred policy acquisition costs and value of business acquired, net	436	180	108
Change in income tax	911	(2,200)	(438)
Change in other assets	947	309	701
Change in insurance-related liabilities and policy-related balances	3,997	4,029	2,741
Change in other liabilities	(1,675)	(156)	1,731
Other, net	(19)	(49)	39
Net cash provided by (used in) operating activities	8,026	6,354	5,804
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	67,609	53,984	74,985
Equity securities	135	831	859
Mortgage loans	8,908	8,810	11,286
Real estate and real estate joint ventures	1,131	955	762
Other limited partnership interests	479	565	830
Purchases and originations of:
Fixed maturity securities available-for-sale	(61,109)	(55,973)	(72,414)
Equity securities	(161)	(607)	(771)
Mortgage loans	(13,968)	(10,680)	(16,039)
Real estate and real estate joint ventures	(463)	(885)	(1,390)
Other limited partnership interests	(871)	(794)	(809)
Cash received in connection with freestanding derivatives	1,798	1,661	1,372
Cash paid in connection with freestanding derivatives	(2,258)	(2,688)	(2,451)
Net change in policy loans	(55)	(61)	85
Net change in short-term investments	1,671	1,623	694
Net change in other invested assets	351	(177)	(434)
Net change in property, equipment and leasehold improvements	209	(177)	(227)
Other, net	4	—	—
Net cash provided by (used in) investing activities	$3,410	$(3,613)	$(3,662)

See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Cash flows from financing activities
Policyholder account balances:
Deposits	$74,550	$70,258	$64,962
Withdrawals	(78,746)	(70,215)	(61,252)
Net change in payables for collateral under securities loaned and other transactions	(1,399)	(525)	(696)
Long-term debt issued	24	169	45
Long-term debt repaid	(109)	(92)	(58)
Financing element on certain derivative instruments and other derivative related transactions, net	(149)	(300)	(321)
Dividend of subsidiaries	—	—	(115)
Dividends paid to MetLife, Inc.	(3,736)	(2,523)	(3,600)
Return of capital associated with the purchase of operating joint venture interest from an affiliate	—	(249)	—
Other, net	(54)	88	(44)
Net cash provided by (used in) financing activities	(9,619)	(3,389)	(1,079)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(4)	3	—
Change in cash and cash equivalents	1,813	(645)	1,063
Cash and cash equivalents, beginning of year	5,069	5,714	4,651
Cash and cash equivalents, end of year	$6,882	$5,069	$5,714
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$107	$105	$114
Income tax	$483	$1,693	$819
Non-cash transactions
Capital contributions from MetLife, Inc.	$74	$6	$10
Returns of capital	$—	$15	$—
Transfer of employee benefit plans to an affiliate (Note 14)	$1,772	$—	$—
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$3,016	$—	$985
Transfer of fixed maturity securities available-for-sale from affiliates	$—	$292	$367
Transfer of fixed maturity securities available-for-sale to affiliates	$—	$—	$3,940
Transfer of mortgage loans to affiliates	$—	$—	$626
Deconsolidation of real estate investment vehicles:
Reduction of real estate and real estate joint ventures	$—	$—	$354
Reduction of noncontrolling interests	$—	$—	$354
Disposal of subsidiaries:
Assets disposed	$—	$—	$27,476
Liabilities disposed	—	—	(24,572)
Net assets disposed	—	—	2,904
Cash disposed	—	—	(115)
Dividend of interests in subsidiaries	—	—	(2,789)
Loss on dividend of interests in subsidiaries	$—	$—	$—

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
Reclassifications
Certain amounts in the prior years’ consolidated financial statements and related footnotes thereto have been reclassified to conform to the current year presentation as discussed throughout the Notes to the Consolidated Financial Statements.

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
Liabilities for universal and variable life policies with secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the life of the contract based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”), and are thus subject to the same variability and risk as further discussed herein. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the S&P Global Ratings (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals. These guarantees are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Specifically, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of a specific insurable event, or (ii) the policyholder to annuitize. Alternatively, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models.
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”), elective annuitizations of guaranteed minimum income benefits (“GMIBs”) and the life contingent portion of GMIBs that require annuitization when the account balance goes to zero.
Guarantees accounted for as embedded derivatives in policyholder account balances include guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of GMWBs and certain non-life contingent portions of GMIBs. At inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees represent “excess” fees and are reported in universal life and investment-type product policy fees.
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, premiums received in advance, unearned revenue liabilities, obligations assumed under structured settlement assignments, policyholder dividends due and unpaid, and policyholder dividends left on deposit.
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
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC when there is a gain at inception on the ceding entity, and to other liabilities when there is a loss at inception. The net cost of reinsurance is recognized as a component of other expenses when there is a gain at inception, and as policyholder benefits and claims when there is a loss at inception and is subsequently amortized on a basis consistent with the methodology used for amortizing DAC related to the underlying reinsured contracts. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums; and ceded (assumed) premiums, reinsurance and other receivables (future policy benefits) are established.
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
Fixed Maturity Securities
The majority of the Company’s fixed maturity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Sales of securities are determined on a specific identification basis.
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 8 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Securities.” The amortization of premium and accretion of discount also takes into consideration call and maturity dates.
The Company periodically evaluates these securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age as described in Note 8 “— Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS.”
For securities in an unrealized loss position, an other-than-temporary impairment (“OTTI”) is recognized in earnings within net investment gains (losses) when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Equity Securities
Equity securities are reported at their estimated fair value, with changes in estimated fair value included in net investment gains (losses). Sales of securities are determined on a specific identification basis. Dividends are recognized in net investment income when declared.
Mortgage Loans
The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural and residential. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 8.
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount.
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
Real Estate
Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life of the asset (typically 20 to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.
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
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The Company accounts for its interest in real estate joint ventures and other limited partnership interests in which it has virtually no influence over the investee’s operations at fair value. Changes in estimated fair value of these investments are included in net investment gains (losses). Because of the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards.
The Company routinely evaluates its equity method investments for impairment. For equity method investees, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Short-term Investments
Short-term investments include highly liquid securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase. Securities included within short-term investments are stated at estimated fair value, while other investments included within short-term investments are stated at amortized cost, which approximates estimated fair value. Short-term investments also include investments in affiliated money market pools.
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

•
Affiliated investments include affiliated loans and affiliated preferred stock. Affiliated loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount. Affiliated preferred stock is stated at cost. Dividends are recognized in net investment income when declared.

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

•
Leveraged leases net investment is equal to the minimum lease payments plus the unguaranteed residual value, less the unearned income, and is recorded net of non-recourse debt. Income is determined by applying the leveraged lease’s estimated rate of return to the net investment in the lease in those periods in which the net investment at the beginning of the period is positive. Leveraged leases derive investment returns in part from their income tax treatment. The Company regularly reviews residual values for impairment.

•	Investments in Federal Home Loan Bank (“FHLB”) common stock are carried at redemption value and are considered restricted investments until redeemed by the respective FHLB regional banks (“FHLBanks”).

•	Investment in an operating joint venture that engages in insurance underwriting activities accounted for under the equity method.

•
Fair value option securities (“FVO Securities”) are primarily investments in fixed maturity securities held-for-investment that are managed on a total return basis where the FVO has been elected, with changes in estimated fair value, included in net investment income.

•
Direct financing leases net investment is equal to the minimum lease payments plus the unguaranteed residual value, less unearned income. Income is determined by applying the pre-tax internal rate of return to the investment balance. The Company regularly reviews lease receivables for impairment.

•
Funds withheld represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.

Securities Lending and Repurchase Agreements
The Company accounts for securities lending transactions and repurchase agreements as financing arrangements and the associated liability is recorded at the amount of cash received. Income and expenses associated with securities lending transactions and repurchase agreements are reported as investment income and investment expense, respectively, within net investment income.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Securities Lending
The Company enters into securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the Company’s financial statements. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary throughout the duration of the loan.
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
Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring management’s judgment are used to determine the estimated fair value of assets and liabilities.
Employee Benefit Plans
Through September 30, 2018, the Company sponsored and/or administered various qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering eligible employees who meet specified eligibility requirements of the sponsor and its participating affiliates. A December 31 measurement date is used for all of the Company’s defined benefit pension and other postretirement benefit plans.
As of October 1, 2018, except for the nonqualified defined pension plan, the plan sponsor was changed from the Company to an affiliate. Following such change, the Company remains a participating affiliate in these plans. Accordingly, beginning October 1, 2018, the Company’s obligation and expense related to such plans is limited to the amount of associated expense allocated to it as a participating affiliate.
The Company recognizes the funded status of each of its defined benefit pension and other postretirement benefit plans, measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation (“PBO”) for pension benefits and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefits in other assets or other liabilities.
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
Through September 30, 2018, the Company also sponsored defined contribution plans for substantially all employees under which a portion of employee contributions is matched. Applicable matching contributions were made each payroll period. Accordingly, the Company recognized compensation cost for current matching contributions. As of October 1, 2018, except for the nonqualified defined contribution plan, the plan sponsor was changed from the Company to an affiliate.
See Note 14 for information on the plan sponsor change.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Litigation Contingencies
The Company is a defendant in a large number of litigation matters and is involved in a number of regulatory investigations. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 16, legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s consolidated financial statements.
Other Accounting Policies
Stock-Based Compensation
The Company recognizes stock-based compensation on its consolidated results of operations based on MetLife, Inc.’s allocation. MetLife, Inc. applies the accounting policies described below to determine those expenses.
MetLife, Inc. grants certain employees stock-based compensation awards under various plans that are subject to specific vesting conditions. MetLife, Inc. measures the cost of all stock-based transactions at fair value at the grant date and recognizes it over the period during which a grantee must provide services in exchange for the award. MetLife, Inc. remeasures performance shares and cash-payable awards quarterly. Employees who meet certain age-and-service criteria receive payment or may exercise their awards regardless of ending employment. However, the award’s payment or exercisability takes place at the originally-scheduled time, i.e., is not accelerated. As a result, the award does not require the employee to provide any substantive service after attaining those age-and-service criteria. Accordingly, MetLife, Inc. recognizes compensation expense related to stock-based awards from the beginning of the vesting to the earlier of the end of the vesting period or the date the employee attains the age-and-service criteria. MetLife, Inc. incorporates an estimation of future forfeitures of stock-based awards into the determination of compensation expense when recognizing expense over the requisite service period.
Cash and Cash Equivalents
The Company considers highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Securities included within cash equivalents are stated at estimated fair value, while other investments included within cash equivalents are stated at amortized cost, which approximates estimated fair value.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $926 million and $1.2 billion at December 31, 2018 and 2017, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $572 million and $614 million at December 31, 2018 and 2017, respectively. Related depreciation and amortization expense was $81 million, $124 million and $139 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.3 billion and $1.7 billion at December 31, 2018 and 2017, respectively. Accumulated amortization of capitalized software was $1.3 billion at both December 31, 2018 and 2017. Related amortization expense was $90 million, $164 million and $132 million for the years ended December 31, 2018, 2017 and 2016, respectively.
During the year ended December 31, 2018, the Company sold to an affiliate certain property, equipment, leasehold improvements and computer software at carrying value for a total of $785 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other Revenues
Other revenues primarily include, in addition to items described elsewhere herein, fees related to service contracts from customers related to prepaid legal plans, administrative services-only (“ASO”) contracts, and recordkeeping and related services. Substantially all of the revenue from the services is recognized over time as the applicable services are provided or are made available to the customers. The revenue recognized includes variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and reinsurance ceded. These fees are recognized as earned.
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
The Company tests goodwill for impairment by either performing a qualitative assessment or a quantitative test. The qualitative assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all of its reporting units and perform a quantitative impairment test. In performing the quantitative impairment test, the Company may determine the fair values of its reporting units by applying a market multiple, discounted cash flow, and/or an actuarial based valuation approach.
For the 2018 annual goodwill impairment tests, the Company concluded that goodwill was not impaired. The goodwill balance was $70 million in the U.S. segment and $31 million in the MetLife Holdings segment, at both December 31, 2018 and 2017.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of new ASUs issued by the FASB and the impact of the adoption on the Company’s consolidated financial statements.
Adoption of New Accounting Pronouncements
Except as noted below, the ASUs adopted by the Company effective January 1, 2018 did not have a material impact on its consolidated financial statements.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The new guidance allows a reclassification of AOCI to retained earnings for stranded tax effects resulting from the U.S. Tax Reform. Due to the change in corporate tax rates resulting from the U.S. Tax Reform, the Company reported stranded tax effects in AOCI related to unrealized gains and losses on AFS securities, cumulative foreign translation adjustments and deferred costs on pension benefit plans.

January 1, 2018, the Company applied the ASU in the period of adoption.
The adoption of this guidance resulted in the release of stranded tax effects in AOCI resulting from the U.S. Tax Reform by decreasing retained earnings as of January 1, 2018 by $1.0 billion with a corresponding increase to AOCI. The Company’s accounting policy for the release of stranded tax effects in AOCI is on an aggregate portfolio basis.

ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as clarified and amended by ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

The new guidance changed the previous accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the FVO that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. There is no longer a requirement to assess equity securities for impairment since such securities are now measured at fair value through net income. Additionally, there is no longer a requirement to assess equity securities for embedded derivatives requiring bifurcation.
January 1, 2018, the Company adopted, using a modified retrospective approach.
The adoption of this guidance resulted in a $101 million, net of income tax, increase to retained earnings largely offset by a decrease to AOCI that was primarily attributable to $925 million of equity securities previously classified and measured as equity securities AFS. The Company has included the required disclosures related to equity securities AFS within Note 8.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The new guidance supersedes nearly all existing revenue recognition guidance under GAAP. However, it does not impact the accounting for insurance and investment contracts within the scope of FASB Accounting Standard Codification Topic 944, Financial Services - Insurance, leases, financial instruments and certain guarantees. For those contracts that are impacted, the new guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services.
		January 1, 2018, the Company adopted, using a modified retrospective approach.	The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements other than expanded disclosures in Note 13.
Other
Effective January 16, 2018, the London Clearing House (“LCH”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives, for which the LCH serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative assets by $2 million, gross derivative liabilities by $182 million, accrued investment income by $4 million, and collateral receivables recorded within premiums, reinsurance and other receivables by $176 million.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives for which the CME serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative assets by $751 million, gross derivative liabilities by $603 million, accrued investment income by $55 million, accrued investment expense recorded within other liabilities by $10 million, collateral receivables recorded within premiums, reinsurance and other receivables by $226 million, and collateral payables recorded within payables for collateral under securities loaned and other transactions by $419 million.
Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs issued but not yet adopted as of December 31, 2018 that are being assessed and may or may not have a material impact on the Company’s consolidated financial statements are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
The new guidance provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decisionmakers and service providers are variable interests.
		January 1, 2020, to be applied retrospectively with a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented.	The Company does not expect the adoption to have a material impact on its consolidated financial statements.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	The new guidance permits the use of the overnight index swap rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815.	January 1, 2019, to be applied prospectively for qualifying new or redesignated hedging relationships entered into after January 1, 2019.	The Company does not expect the adoption to have a material impact on its consolidated financial statements.
ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as an asset and which costs to expense as incurred. Implementation costs that are capitalized under the new guidance are required to be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use.

		January 1, 2020. The new guidance can be applied either prospectively to eligible costs incurred on or after the guidance is first applied, or retrospectively to all periods presented.	The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans
The new guidance removes certain disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant for employers that sponsor defined benefit pension or other postretirement plans.

		December 31, 2020, to be applied on a retrospective basis to all periods presented (with early adoption permitted).	The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
The new guidance modifies the disclosure requirements on fair value by removing some requirements, modifying others, adding changes in unrealized gains and losses included in OCI for recurring Level 3 fair value measurements, and under certain circumstances, providing the option to disclose certain other quantitative information with respect to significant unobservable inputs in lieu of a weighted average.

January 1, 2020. Amendments related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively.

As of December 31, 2018, the Company early adopted the provisions of the guidance that removed the requirements relating to transfers between fair value hierarchy levels and certain disclosures about valuation processes for Level 3 fair value measurements. The Company will adopt the remainder of the new guidance at the effective date, and is currently evaluating the impact of those changes on its consolidated financial statements.

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures.
January 1, 2021, to be applied retrospectively to January 1, 2019 (with early adoption permitted).
The Company has started its implementation efforts and is currently evaluating the impact of the new guidance. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this standard is expected to have a material impact on its consolidated financial statements.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The new guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in their financial statements.
January 1, 2019, to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings.
Upon adoption, the Company will make certain changes to its assessment of hedge effectiveness for fair value hedging relationships, and the Company will also reclassify hedge ineffectiveness for cash flow hedging relationships existing as of the adoption date, which was previously recorded to earnings, to AOCI. The estimated impact of adoption is a decrease to retained earnings of less than $250 million.

ASU 2017-08, Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities
The new guidance shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity.
		January 1, 2019, to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings.	The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.
ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The new guidance simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.

		January 1, 2020, to be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.	The new guidance will reduce the complexity involved with the evaluation of goodwill for impairment. The impact of the new guidance will depend on the outcomes of future goodwill impairment tests.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses

This new guidance replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an OTTI on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. In November 2018, the FASB issued ASU 2018-19, clarifying that receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance.

January 1, 2020. For substantially all financial assets, the ASU is to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. For previously impaired debt securities and certain debt securities acquired with evidence of credit quality deterioration since origination, the new guidance is to be applied prospectively.

The Company believes that the most significant impact upon adoption will be to its mortgage loan investments. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

ASU 2016-02, Leases (Topic 842), as clarified and amended by ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. In July 2018, two amendments to the new guidance were issued. The amendments provide the option to adopt the new guidance prospectively without adjusting comparative periods. Also, the amendments provide lessors with a practical expedient not to separate lease and non-lease components for certain operating leases. In December 2018, an amendment was issued to clarify lessor accounting relating to taxes, certain lessor’s costs and variable payments related to both lease and non-lease components. The Company will adopt the new guidance and related amendments on January 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance. In addition, the Company will elect the prospective transition option and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has been executing an integrated implementation plan which includes a multi-functional working group with a project governance structure to address any resource, system, data and process gaps related to the implementation of the new standard. The Company is currently integrating a lease accounting technology solution and finalizing updated reporting processes and additional internal controls to facilitate compliance with the new guidance.

January 1, 2019, to be applied on a modified retrospective basis using the optional transition method with a cumulative effect adjustment recorded at January 1, 2019.
The Company believes the most significant changes relate to (i) the recognition of new right of use assets and lease liabilities on the consolidated balance sheet for real estate operating leases; and (ii) the recognition of deferred gains associated with previous sale-leaseback transactions as a cumulative effect adjustment to retained earnings. On adoption, the Company will recognize additional operating liabilities, with corresponding right of use assets of the same amount adjusted for prepaid/deferred rent, unamortized initial direct costs and potential impairment of right of use assets based on the present value of the remaining minimum rental payments. These assets and liabilities will represent less than 1% of the Company’s total assets and total liabilities. The adoption will not have a material impact on its consolidated financial statements.

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

•
The Group Benefits business offers life, dental, group short- and long-term disability, individual disability, accidental death and dismemberment, vision and accident & health coverages, as well as prepaid legal plans. This business also sells ASO arrangements to some employers.

•
The RIS business offers a broad range of life and annuity-based insurance and investment products, including stable value and pension risk transfer products, institutional income annuities, tort settlements, and capital markets investment products, as well as solutions for funding postretirement benefits and company-, bank- or trust-owned life insurance.

MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses that the Company no longer actively markets, such as variable, universal, term and whole life insurance, variable, fixed and index-linked annuities and long-term care insurance.
Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including enterprise-wide strategic initiative restructuring charges and various start-up businesses. Additionally, Corporate & Other includes run-off businesses. Corporate & Other also includes the Company’s ancillary international operations, interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. For the year ended December 31, 2016, Corporate & Other includes business of the Company that was transferred to Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”). In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to affiliated reinsurance and intersegment loans, which bear interest rates commensurate with related borrowings.
Financial Measures and Segment Accounting Policies
Adjusted earnings is used by management to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is also the Company’s GAAP measure of segment performance and is reported below. Adjusted earnings should not be viewed as a substitute for net income (loss). The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB fees”); and

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (iv) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) under GAAP.

The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (ii) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments, (iii) benefits and hedging costs related to GMIBs (“GMIB costs”), and (iv) market value adjustments associated with surrenders or terminations of contracts (“Market value adjustments”);

•
Interest credited to policyholder account balances includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB fees and GMIB costs and (iii) Market value adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes costs related to: (i) noncontrolling interests, (ii) acquisition, integration and other costs, and (iii) goodwill impairments.
The tax impact of the adjustments mentioned above are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate. Additionally, the provision for income tax (expense) benefit also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2018, 2017 and 2016 and at December 31, 2018 and 2017. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Year Ended December 31, 2018	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$23,388	$3,205	$20	$26,613	$—	$26,613
Universal life and investment-type product policy fees	1,023	1,008	—	2,031	93	2,124
Net investment income	6,678	4,780	(154)	11,304	(385)	10,919
Other revenues	775	240	571	1,586	—	1,586
Net investment gains (losses)	—	—	—	—	153	153
Net derivative gains (losses)	—	—	—	—	766	766
Total revenues	31,864	9,233	437	41,534	627	42,161
Expenses
Policyholder benefits and claims and policyholder dividends	24,202	5,870	5	30,077	105	30,182
Interest credited to policyholder account balances	1,735	748	—	2,483	(4)	2,479
Capitalization of DAC	(40)	6	—	(34)	—	(34)
Amortization of DAC and VOBA	75	245	—	320	150	470
Interest expense on debt	12	8	88	108	—	108
Other expenses	2,838	980	834	4,652	(5)	4,647
Total expenses	28,822	7,857	927	37,606	246	37,852
Provision for income tax expense (benefit)	648	269	(823)	94	79	173
Adjusted earnings	$2,394	$1,107	$333	3,834
Adjustments to:
Total revenues				627
Total expenses				(246)
Provision for income tax (expense) benefit				(79)
Net income (loss)				$4,136		$4,136

At December 31, 2018	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$233,998	$147,498	$25,421	$406,917
Separate account assets	$69,328	$41,522	$—	$110,850
Separate account liabilities	$69,328	$41,522	$—	$110,850

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
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Life insurance	$13,251	$13,139	$13,907
Accident & health insurance	8,071	7,933	7,889
Annuities	8,685	5,390	4,379
Other	316	260	238
Total	$30,323	$26,722	$26,413
Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Revenues derived from two U.S. segment customers each exceeded 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from the first U.S. segment customer were $6.0 billion for the year ended December 31, 2018, which represented 20% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from the second U.S. customer were $3.1 billion, $2.8 billion and $2.8 billion for the years ended December 31, 2018, 2017 and 2016, respectively, which represented 10%, 11% and 10%, of consolidated premiums, universal life and investment-type product policy fees and other revenues, respectively. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2018, 2017 and 2016.
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
4. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2018	2017
	(In millions)
U.S.	$135,003	$131,224
MetLife Holdings	88,725	89,012
Corporate & Other	291	294
Total	$224,019	$220,530
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
Non-medical health insurance
The net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. Interest rate assumptions used in establishing such liabilities range from 1% to 7%.

Disabled lives	Present value of benefits method and experience assumptions as to claim terminations, expenses and interest. Interest rate assumptions used in establishing such liabilities range from 2% to 8%.
Participating business represented 3% and 4% of the Company’s life insurance in-force at December 31, 2018 and 2017, respectively. Participating policies represented 20%, 21% and 26% of gross traditional life insurance premiums for the years ended December 31, 2018, 2017 and 2016, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; and (ii) credited interest, ranging from less than 1% to 13%, less expenses, mortality charges and withdrawals.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Guarantees
The Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and certain non-life contingent portions of GMIBs are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 9. Guarantees accounted for as insurance liabilities include:

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs and GMWBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct:
Balance at January 1, 2016	$232	$538	$627	$91	$1,488
Incurred guaranteed benefits	55	63	92	11	221
Paid guaranteed benefits	(1)	—	—	—	(1)
Dispositions (1)	(18)	(134)	(99)	—	(251)
Balance at December 31, 2016	268	467	620	102	1,457
Incurred guaranteed benefits	58	112	105	7	282
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2017	326	579	725	109	1,739
Incurred guaranteed benefits	3	162	95	5	265
Paid guaranteed benefits	(12)	(3)	—	—	(15)
Balance at December 31, 2018	$317	$738	$820	$114	$1,989
Ceded:
Balance at January 1, 2016	$50	$26	$354	$63	$493
Incurred guaranteed benefits	13	(8)	(8)	8	5
Paid guaranteed benefits	(1)	—	—	—	(1)
Dispositions (1)	(18)	(39)	(97)	—	(154)
Balance at December 31, 2016	44	(21)	249	71	343
Incurred guaranteed benefits	(44)	21	23	5	5
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2017	—	—	272	76	348
Incurred guaranteed benefits	—	—	29	4	33
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2018	$—	$—	$301	$80	$381
Net:
Balance at January 1, 2016	$182	$512	$273	$28	$995
Incurred guaranteed benefits	42	71	100	3	216
Paid guaranteed benefits	—	—	—	—	—
Dispositions (1)	—	(95)	(2)	—	(97)
Balance at December 31, 2016	224	488	371	31	1,114
Incurred guaranteed benefits	102	91	82	2	277
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2017	326	579	453	33	1,391
Incurred guaranteed benefits	3	162	66	1	232
Paid guaranteed benefits	(12)	(3)	—	—	(15)
Balance at December 31, 2018	$317	$738	$519	$34	$1,608
______________

(1)	See Note 3.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	December 31,
	2018				2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$47,393		$20,692		$56,136		$25,257
Separate account value (1)	$37,342		$19,839		$45,431		$24,336
Net amount at risk	$2,433	(3)	$418	(4)	$990	(3)	$353	(4)
Average attained age of contractholders	67 years		65 years		66 years		65 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$144		N/A		$141
Net amount at risk	N/A		$85	(5)	N/A		$92	(5)
Average attained age of contractholders	N/A		53 years		N/A		52 years

	December 31,
	2018		2017
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,614	$937	$4,679	$977
Net amount at risk (6)	$44,596	$6,290	$46,704	$6,713
Average attained age of policyholders	55 years	63 years	54 years	62 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2018	2017
	(In millions)
Fund Groupings:
Equity	$18,073	$21,464
Balanced	15,831	19,443
Bond	2,885	3,798
Money Market	53	57
Total	$36,842	$44,762
Obligations Assumed Under Structured Settlement Assignments
The Company assumed structured settlement claim obligations as an assignment company. These liabilities are measured at the present value of the periodic claims to be provided and reported as other policy-related balances. The Company received a fee for assuming these claim obligations and, as the assignee of the claim, is legally obligated to ensure periodic payments are made to the claimant. The Company purchased annuities from Brighthouse to fund these periodic payment claim obligations and designates payments to be made directly to the claimant by Brighthouse as the annuity writer. These annuities funding structured settlement claims are recorded as an investment. See Note 1.
See Note 8 for additional information on obligations assumed under structured settlement assignments.
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities (“SPEs”) that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2018, 2017 and 2016, the Company issued $41.8 billion, $42.7 billion and $39.7 billion, respectively, and repaid $43.7 billion, $41.4 billion and $38.5 billion, respectively, of such funding agreements. At December 31, 2018 and 2017, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $32.3 billion and $34.2 billion, respectively.
Metropolitan Life Insurance Company is a member of the FHLB of New York. Holdings of common stock of the FHLB of New York, included in other invested assets, were $724 million and $733 million at December 31, 2018 and 2017, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

The Company has also entered into funding agreements with the FHLB of New York and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2018	2017	2018		2017
	(In millions)
FHLB of New York (1)	$14,245	$14,445	$16,340	(2)	$16,605	(2)
Farmer Mac (3)	$2,550	$2,550	$2,639		$2,644
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

Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment as of December 31, 2018. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. Where practical, up to 10 years of history has been provided. The information about incurred and paid claims development prior to 2018 is presented as supplementary information.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance								At December 31, 2018
	For the Years Ended December 31,								Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018
	(Dollars in millions)
2011	$6,318	$6,290	$6,293	$6,269	$6,287	$6,295	$6,294	$6,295	$1	207,608
2012		6,503	6,579	6,569	6,546	6,568	6,569	6,569	1	209,047
2013			6,637	6,713	6,719	6,720	6,730	6,720	3	211,341
2014				6,986	6,919	6,913	6,910	6,914	5	213,388
2015					7,040	7,015	7,014	7,021	11	213,243
2016						7,125	7,085	7,095	14	210,706
2017							7,432	7,418	31	246,364
2018								7,757	899	203,329
Total								55,789
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance								(53,786)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance								9
Total unpaid claims and claim adjustment expenses, net of reinsurance								$2,012

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018
	(In millions)
2011	$4,982	$6,194	$6,239	$6,256	$6,281	$6,290	$6,292	$6,295
2012		5,132	6,472	6,518	6,532	6,558	6,565	6,566
2013			5,216	6,614	6,664	6,678	6,711	6,715
2014				5,428	6,809	6,858	6,869	6,902
2015					5,524	6,913	6,958	6,974
2016						5,582	6,980	7,034
2017							5,761	7,292
2018								6,008
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance								$53,786
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
Group Life - Term	78.2%	20.2%	0.7%	0.2%	0.4%	0.1%	—%	—%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance								At December 31, 2018
	For the Years Ended December 31,								Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018
	(Dollars in millions)
2011	$955	$916	$894	$914	$924	$923	$918	$917	$—	21,643
2012		966	979	980	1,014	1,034	1,037	1,021	—	20,085
2013			1,008	1,027	1,032	1,049	1,070	1,069	—	21,135
2014				1,076	1,077	1,079	1,101	1,109	—	22,846
2015					1,082	1,105	1,093	1,100	—	21,177
2016						1,131	1,139	1,159	6	17,897
2017							1,244	1,202	29	15,968
2018								1,240	621	8,208
Total								8,817
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance								(3,815)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance								2,110
Total unpaid claims and claim adjustment expenses, net of reinsurance								$7,112

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018
	(In millions)
2011	$44	$217	$337	$411	$478	$537	$588	$635
2012		43	229	365	453	524	591	648
2013			43	234	382	475	551	622
2014				51	266	428	526	609
2015					50	264	427	524
2016						49	267	433
2017							56	290
2018								54
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance								$3,815
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
Group Long-Term Disability	4.4%	18.9%	14.0%	8.6%	7.2%	6.5%	5.6%	5.1%

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
For Group Life - Term and Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2018 compared to the 2017 incurral year due to the growth in the size of the business.
There were no significant changes in methodologies during 2018. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
No additional premiums or return premiums have been accrued as a result of the prior year development.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.0 billion at both December 31, 2018 and 2017. Using interest rates ranging from 3% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.3 billion at both December 31, 2018 and 2017. The amount of interest accretion recognized was $509 million, $510 million and $565 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts were reflected in policyholder benefits and claims.
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

	December 31, 2018
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$2,012
Group Long-Term Disability	7,112
Total		$9,124
Other insurance lines - all segments combined		517
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		9,641

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	20
Group Long-Term Disability	109
Total		129
Other insurance lines - all segments combined		26
Total reinsurance recoverable on unpaid claims		155
Total unpaid claims and allocated claims adjustment expense		9,796
Discounting		(1,253)
Liability for unpaid claims and claim adjustment liabilities - short-duration		8,543
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		4,047
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$12,590

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Insurance (continued)

Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Balance at December 31 of prior period	$12,090	$11,621	$7,527
Less: Reinsurance recoverables	1,401	1,251	273
Net balance at December 31 of prior period	10,689	10,370	7,254
Cumulative adjustment (1)	—	—	3,277
Net balance at January 1,	10,689	10,370	10,531
Incurred related to:
Current year	16,714	16,264	15,978
Prior years (2)	241	175	322
Total incurred	16,955	16,439	16,300
Paid related to:
Current year	(12,359)	(12,212)	(12,454)
Prior years	(4,192)	(3,908)	(3,905)
Total paid	(16,551)	(16,120)	(16,359)
Dispositions (3)	—	—	(102)
Net balance at December 31,	11,093	10,689	10,370
Add: Reinsurance recoverables	1,497	1,401	1,251
Balance at December 31,	$12,590	$12,090	$11,621
______________

(1)
Reflects the accumulated adjustment, net of reinsurance, upon implementation of the short-duration contracts guidance which clarified the requirement to include claim information for long-duration contracts. The accumulated adjustment primarily reflects unpaid claim liabilities, net of reinsurance, for long-duration contracts as of the beginning of the period presented.

(2)
During 2018 and 2017, claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported during current year. During 2016, claims and claim adjustment expenses associated with prior years increased due to the implementation of guidance related to short-duration contracts.

(3)	See Note 3.
Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $66.0 billion and $75.2 billion at December 31, 2018 and 2017, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $44.8 billion and $55.6 billion at December 31, 2018 and 2017, respectively. The latter category consisted primarily of guaranteed interest contracts (“GICs”). The average interest rate credited on these contracts was 2.68% and 2.40% at December 31, 2018 and 2017, respectively.
For the years ended December 31, 2018, 2017 and 2016, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
DAC:
Balance at January 1,	$4,320	$4,714	$5,977
Capitalizations	34	61	332
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(114)	91	353
Other expenses	(355)	(331)	(791)
Total amortization	(469)	(240)	(438)
Unrealized investment gains (losses)	204	(215)	(12)
Dispositions (1)	—	—	(1,145)
Balance at December 31,	4,089	4,320	4,714
VOBA:
Balance at January 1,	28	29	66
Amortization related to:
Other expenses	(1)	(1)	(3)
Total amortization	(1)	(1)	(3)
Unrealized investment gains (losses)	1	—	13
Dispositions (1)	—	—	(47)
Balance at December 31,	28	28	29
Total DAC and VOBA:
Balance at December 31,	$4,117	$4,348	$4,743
_________________
(1)     See Note 3.
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2018	2017
	(In millions)
U.S.	$403	$413
MetLife Holdings	3,709	3,930
Corporate & Other	5	5
Total	$4,117	$4,348

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
DSI:
Balance at January 1,	$93	$105	$130
Capitalization	1	1	4
Amortization	(15)	(8)	(16)
Unrealized investment gains (losses)	14	(5)	1
Dispositions (1)	$—	$—	$(14)
Balance at December 31,	$93	$93	$105
VODA and VOCRA:
Balance at January 1,	$207	$235	$265
Amortization	(26)	(28)	(30)
Balance at December 31,	$181	$207	$235
Accumulated amortization	$276	$250	$222
_________________
(1) See Note 3.
The estimated future amortization expense to be reported in other expenses for the next five years was as follows:

	VOBA	VODA and VOCRA
	(In millions)
2019	$2	$24
2020	$2	$22
2021	$2	$19
2022	$2	$17
2023	$2	$15
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The Company’s RIS business has periodically engaged in reinsurance activities, on an opportunistic basis. There were no such transactions during the periods presented.
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
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in its results of operations. The Company purchases catastrophe coverage to reinsure risks issued within territories that it believes are subject to the greatest catastrophic risks. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. Excess of retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2018 and 2017 were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $1.9 billion of unsecured unaffiliated reinsurance recoverable balances at both December 31, 2018 and 2017.
At December 31, 2018, the Company had $2.9 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $2.0 billion, or 69%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.3 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2017, the Company had $2.9 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $2.1 billion, or 72%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.3 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Premiums
Direct premiums	$26,883	$23,062	$21,931
Reinsurance assumed	752	1,116	1,687
Reinsurance ceded	(1,022)	(1,253)	(1,225)
Net premiums	$26,613	$22,925	$22,393
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,382	$2,492	$3,006
Reinsurance assumed	9	12	60
Reinsurance ceded	(267)	(277)	(524)
Net universal life and investment-type product policy fees	$2,124	$2,227	$2,542
Other revenues
Direct other revenues	$1,017	$930	$851
Reinsurance assumed	(11)	35	(2)
Reinsurance ceded	580	605	629
Net other revenues	$1,586	$1,570	$1,478
Policyholder benefits and claims
Direct policyholder benefits and claims	$29,589	$26,199	$25,248
Reinsurance assumed	691	875	1,496
Reinsurance ceded	(1,183)	(1,282)	(1,431)
Net policyholder benefits and claims	$29,097	$25,792	$25,313
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$2,446	$2,199	$2,279
Reinsurance assumed	46	49	35
Reinsurance ceded	(13)	(13)	(81)
Net interest credited to policyholder account balances	$2,479	$2,235	$2,233
Other expenses
Direct other expenses	$4,650	$4,489	$4,830
Reinsurance assumed	71	138	583
Reinsurance ceded	470	508	390
Net other expenses	$5,191	$5,135	$5,803

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2018				2017
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$2,094	$518	$19,217	$21,829	$2,491	$448	$19,159	$22,098
Deferred policy acquisition costs and value of business acquired	4,343	15	(241)	4,117	4,581	17	(250)	4,348
Total assets	$6,437	$533	$18,976	$25,946	$7,072	$465	$18,909	$26,446
Liabilities
Future policy benefits	$124,787	$1,313	$(1)	$126,099	$118,077	$1,342	$(4)	$119,415
Policyholder account balances	90,489	167	—	90,656	93,758	181	—	93,939
Other policy-related balances	7,021	231	12	7,264	6,914	247	15	7,176
Other liabilities	6,084	2,242	16,294	24,620	8,498	2,242	16,669	27,409
Total liabilities	$228,381	$3,953	$16,305	$248,639	$227,247	$4,012	$16,680	$247,939
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
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $14.1 billion and $14.3 billion at December 31, 2018 and 2017, respectively. The deposit liabilities on reinsurance were $1.8 billion and $1.9 billion at December 31, 2018 and 2017, respectively.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, and Metropolitan Tower Life Insurance Company, all of which are related parties. Additionally, the Company has reinsurance agreements with Brighthouse Life Insurance Company ("Brighthouse Insurance"), Brighthouse Life Insurance Company of NY ("Brighthouse NY") and NELICO, former subsidiaries of MetLife, Inc. In August 2017, MetLife, Inc. completed the separation of Brighthouse and retained 19.2% of Brighthouse Financial, Inc. common stock outstanding. In June 2018, MetLife, Inc. sold its Brighthouse Financial, Inc. common stock and Brighthouse was no longer considered a related party.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Premiums
Reinsurance assumed	$9	$122	$727
Reinsurance ceded	(117)	(132)	(45)
Net premiums	$(108)	$(10)	$682
Universal life and investment-type product policy fees
Reinsurance assumed	$(1)	$12	$60
Reinsurance ceded	(18)	(19)	(138)
Net universal life and investment-type product policy fees	$(19)	$(7)	$(78)
Other revenues
Reinsurance assumed	$—	$37	$(1)
Reinsurance ceded	541	563	575
Net other revenues	$541	$600	$574
Policyholder benefits and claims
Reinsurance assumed	$11	$69	$697
Reinsurance ceded	(120)	(122)	(110)
Net policyholder benefits and claims	$(109)	$(53)	$587
Interest credited to policyholder account balances
Reinsurance assumed	$38	$47	$34
Reinsurance ceded	(13)	(13)	(81)
Net interest credited to policyholder account balances	$25	$34	$(47)
Other expenses
Reinsurance assumed	$10	$40	$490
Reinsurance ceded	543	600	570
Net other expenses	$553	$640	$1,060

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2018		2017
	Assumed	Ceded	Assumed (1)	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$—	$12,676	$47	$12,762
Deferred policy acquisition costs and value of business acquired	—	(175)	—	(180)
Total assets	$—	$12,501	$47	$12,582
Liabilities
Future policy benefits	$61	$(1)	$380	$(4)
Policyholder account balances	141	—	166	—
Other policy-related balances	6	12	104	15
Other liabilities	841	12,366	1,858	12,970
Total liabilities	$1,049	$12,377	$2,508	$12,981
_____________

(1)	Includes $1.4 billion of total liabilities related to assumed risks from Brighthouse, which effective July 1, 2018 was no longer considered a related party.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $4 million and $16 million at December 31, 2018 and 2017, respectively. Net derivative gains (losses) associated with these embedded derivatives were $12 million, ($6) million and ($2) million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company ceded risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). There were no embedded derivatives associated with the cessions included within premiums, reinsurance and other receivables at December 31, 2018 and 2017. Net derivative gains (losses) associated with the embedded derivatives were $0, ($110) million and $33 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and was $461 million and $882 million at December 31, 2018 and 2017, respectively. Net derivative gains (losses) associated with the embedded derivative were $421 million, ($115) million and ($73) million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company assumed risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $0 and $3 million at December 31, 2018 and 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were $1 million, $263 million and ($32) million for the years ended December 31, 2018, 2017 and 2016, respectively.
In January 2017, Brighthouse NY and NELICO recaptured risks related to certain variable annuities, including guaranteed minimum benefits, reinsured by the Company. These recaptures resulted in a decrease in cash and cash equivalents of $34 million, a decrease in premiums, reinsurance and other receivables of $77 million, a decrease in future policy benefits of $79 million, a decrease in policyholder account balances of $387 million and an increase in other liabilities of $76 million. The Company recognized a gain of $178 million, net of income tax, for the year ended December 31, 2017, as a result of these transactions.

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
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $451 million and $13 million of unsecured affiliated reinsurance recoverable balances at December 31, 2018 and 2017, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $11.4 billion and $11.5 billion at December 31, 2018 and 2017, respectively. The deposit liabilities on affiliated reinsurance were $837 million and $1.8 billion at December 31, 2018 and 2017, respectively.

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
The Company uses the same accounting principles to account for the participating policies included in the closed block as it used prior to the Demutualization Date. However, the Company establishes a policyholder dividend obligation for earnings that will be paid to policyholders as additional dividends as described below. The excess of closed block liabilities over closed block assets at the Demutualization Date (adjusted to eliminate the impact of related amounts in AOCI) represents the estimated maximum future earnings from the closed block expected to result from operations, attributed net of income tax, to the closed block. Earnings of the closed block are recognized in income over the period the policies and contracts in the closed block remain in-force. Management believes that over time the actual cumulative earnings of the closed block will approximately equal the expected cumulative earnings due to the effect of dividend changes. If, over the period the closed block remains in existence, the actual cumulative earnings of the closed block are greater than the expected cumulative earnings of the closed block, the Company will pay the excess to closed block policyholders as additional policyholder dividends unless offset by future unfavorable experience of the closed block and, accordingly, will recognize only the expected cumulative earnings in income with the excess recorded as a policyholder dividend obligation. If over such period, the actual cumulative earnings of the closed block are less than the expected cumulative earnings of the closed block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings.
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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2018	2017
	(In millions)
Closed Block Liabilities
Future policy benefits	$40,032	$40,463
Other policy-related balances	317	222
Policyholder dividends payable	431	437
Policyholder dividend obligation	428	2,121
Deferred income tax liability	28	—
Other liabilities	328	212
Total closed block liabilities	41,564	43,455
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,354	27,904
Equity securities, at estimated fair value	61	70
Contractholder-directed equity securities and fair value option securities, at estimated fair value	43	—
Mortgage loans	6,778	5,878
Policy loans	4,527	4,548
Real estate and real estate joint ventures	544	613
Other invested assets	643	731
Total investments	37,950	39,744
Accrued investment income	443	477
Premiums, reinsurance and other receivables; cash and cash equivalents	83	14
Current income tax recoverable	69	35
Deferred income tax asset	—	36
Total assets designated to the closed block	38,545	40,306
Excess of closed block liabilities over assets designated to the closed block	3,019	3,149
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,089	1,863
Unrealized gains (losses) on derivatives, net of income tax	86	(7)
Allocated to policyholder dividend obligation, net of income tax	(338)	(1,379)
Total amounts included in AOCI	837	477
Maximum future earnings to be recognized from closed block assets and liabilities	$3,856	$3,626

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Closed Block (continued)

See Note 1 for discussion of new accounting guidance related to U.S. Tax Reform.
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Balance at January 1,	$2,121	$1,931	$1,783
Change in unrealized investment and derivative gains (losses)	(1,693)	190	148
Balance at December 31,	$428	$2,121	$1,931
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Revenues
Premiums	$1,672	$1,736	$1,804
Net investment income	1,758	1,818	1,902
Net investment gains (losses)	(71)	1	(10)
Net derivative gains (losses)	22	(32)	25
Total revenues	3,381	3,523	3,721
Expenses
Policyholder benefits and claims	2,475	2,453	2,563
Policyholder dividends	968	976	953
Other expenses	117	125	133
Total expenses	3,560	3,554	3,649
Revenues, net of expenses before provision for income tax expense (benefit)	(179)	(31)	72
Provision for income tax expense (benefit)	(39)	12	24
Revenues, net of expenses and provision for income tax expense (benefit)	$(140)	$(43)	$48
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
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector. Municipals includes taxable and tax-exempt revenue bonds, and to a much lesser extent, general obligations of states, municipalities and political subdivisions. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities AFS. Included within fixed maturity securities AFS are structured securities including RMBS, ABS and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Securities”).

	December 31, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)

U.S. corporate	$53,927	$2,440	$1,565	$—	$54,802	$53,291	$5,037	$238	$—	$58,090
U.S. government and agency	28,139	2,388	366	—	30,161	35,021	3,755	231	—	38,545
Foreign corporate	26,592	674	1,303	—	25,963	24,367	1,655	426	—	25,596
RMBS	22,186	831	305	(25)	22,737	21,735	1,039	181	(41)	22,634
ABS	8,599	40	112	—	8,527	7,808	73	15	—	7,866
Municipals	6,070	907	30	—	6,947	6,310	1,245	3	1	7,551
CMBS	5,471	48	75	—	5,444	5,390	124	26	—	5,488
Foreign government	4,191	408	107	—	4,492	3,887	641	26	—	4,502
Total fixed maturity securities AFS	$155,175	$7,736	$3,863	$(25)	$159,073	$157,809	$13,569	$1,146	$(40)	$170,272
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $14 million and $4 million with unrealized gains (losses) of ($1) million and ($3) million at December 31, 2018 and 2017, respectively.
Methodology for Amortization of Premium and Accretion of Discount on Structured Securities
Amortization of premium and accretion of discount on Structured Securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for Structured Securities are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive and certain prepayment-sensitive Structured Securities, the effective yield is recalculated on a prospective basis. For all other Structured Securities, the effective yield is recalculated on a retrospective basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Maturities of Fixed Maturity Securities AFS
The amortized cost and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost	$7,499	$27,652	$28,623	$55,145	$36,256	$155,175
Estimated fair value	$7,436	$27,705	$28,543	$58,681	$36,708	$159,073
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

	December 31, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)

U.S. corporate	$23,398	$1,176	$3,043	$389	$3,727	$57	$2,523	$181
U.S. government and agency	4,322	29	7,948	337	13,905	76	3,018	155
Foreign corporate	12,911	893	2,138	410	1,677	43	3,912	383
RMBS	5,611	107	4,482	173	3,673	30	3,332	110
ABS	5,958	105	223	7	732	3	358	12
Municipals	675	22	94	8	106	1	120	3
CMBS	2,455	45	344	30	844	6	193	20
Foreign government	1,364	83	191	24	247	6	265	20
Total fixed maturity securities AFS	$56,694	$2,460	$18,463	$1,378	$24,911	$222	$13,721	$884
Total number of securities in an unrealized loss position	5,263		1,125		1,295		1,103

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to Structured Securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; (viii) the potential for impairments due to weakening of foreign currencies on non-functional currency denominated securities that are near maturity; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
The methodology and significant inputs used to determine the amount of credit loss are as follows:

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

•
When determining the amount of the credit loss for the following types of securities: U.S. and foreign corporate, foreign government and municipals, the estimated fair value is considered the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, management considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process as described above, as well as any private and public sector programs to restructure such securities.

With respect to securities that have attributes of debt and equity (“perpetual hybrid securities”), consideration is given in the OTTI analysis as to whether there has been any deterioration in the credit of the issuer and the likelihood of recovery in value of the securities that are in a severe and extended unrealized loss position. Consideration is also given as to whether any perpetual hybrid securities with an unrealized loss, regardless of credit rating, have deferred any dividend payments. When an OTTI loss has occurred, the OTTI loss is the entire difference between the perpetual hybrid security’s cost and its estimated fair value with a corresponding charge to earnings.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The amortized cost of securities is adjusted for OTTI in the period in which the determination is made. The Company does not change the revised cost basis for subsequent recoveries in value.
In periods subsequent to the recognition of OTTI on a security, the Company accounts for the impaired security as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted over the remaining term of the security in a prospective manner based on the amount and timing of estimated future cash flows.
Current Period Evaluation
Based on the Company’s current evaluation of its securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2018. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, and foreign currency exchange rates. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities AFS increased $2.7 billion during the year ended December 31, 2018 to $3.8 billion. The increase in gross unrealized losses for the year ended December 31, 2018, was primarily attributable to increases in interest rates, widening credit spreads and, to a lesser extent, the impact of weakening of certain foreign currencies on non-functional currency denominated fixed maturity securities AFS.
At December 31, 2018, $132 million of the total $3.8 billion of gross unrealized losses were from 22 fixed maturity securities AFS with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities AFS
Of the $132 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $82 million, or 62%, were related to gross unrealized losses on 10 investment grade fixed maturity securities AFS. Unrealized losses on investment grade fixed maturity securities AFS are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities AFS, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $132 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $50 million, or 38%, were related to gross unrealized losses on 12 below investment grade fixed maturity securities AFS. Unrealized losses on below investment grade fixed maturity securities AFS are principally related to U.S. and foreign corporate securities (primarily industrial and utility securities) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Equity Securities
Equity securities are summarized as follows at:

	December 31, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)

Common stock	$442	57.2%	$1,251	75.5%
Non-redeemable preferred stock	331	42.8	407	24.5
Total equity securities	$773	100.0%	$1,658	100.0%
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018, the Company has reclassified its investment in common stock in FHLB from equity securities to other invested assets. These investments are carried at redemption value and are considered restricted investments until redeemed by the respective FHLBanks. The carrying value of these investments at December 31, 2017 was $733 million.

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2018		2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$38,123	59.9%	$35,440	60.6%
Agricultural	14,164	22.2	12,712	21.8
Residential	11,392	17.9	10,058	17.2
Total recorded investment	63,679	100.0	58,210	99.6
Valuation allowances	(291)	(0.5)	(271)	(0.5)
Subtotal mortgage loans, net	63,388	99.5	57,939	99.1
Residential — FVO	299	0.5	520	0.9
Total mortgage loans, net	$63,687	100.0%	$58,459	100.0%

Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential mortgage loans — FVO is presented in Note 10. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The amount of net discounts, included within total recorded investment, is primarily attributable to residential mortgage loans, and at December 31, 2018 and 2017 was $907 million and $1.0 billion, respectively.
The carrying value of foreclosed mortgage loans included in real estate and real estate joint ventures was $42 million and $44 million at December 31, 2018 and 2017, respectively.
Purchases of mortgage loans, primarily residential, were $3.4 billion, $3.1 billion and $2.9 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The Company originates and acquires unaffiliated mortgage loans and simultaneously sells a portion to affiliates under master participation agreements. The aggregate amount of mortgage loan participation interests in unaffiliated mortgage loans sold by the Company to affiliates during the years ended December 31, 2018, 2017 and 2016 was $1.5 billion, $2.5 billion and $3.6 billion, respectively. In connection with the mortgage loan participations, the Company collected mortgage loan principal and interest payments from unaffiliated borrowers on behalf of affiliates and remitted such receipts to the affiliates in the amount of $1.5 billion, $1.8 billion and $2.1 billion during the years ended December 31, 2018, 2017 and 2016, respectively.
The Company purchases unaffiliated mortgage loan participation interests under a master participation agreement from an affiliate, simultaneously with the affiliate’s origination or acquisition of mortgage loans. The aggregate amount of unaffiliated mortgage loan participation interests purchased by the Company from such affiliate during the year ended December 31, 2018 was $3.7 billion. The Company did not purchase any unaffiliated mortgage loan participation interests during the years ended December 31, 2017 and 2016. In connection with the mortgage loan participations, the affiliate collected mortgage loan principal and interest payments on the Company’s behalf and the affiliate remitted such payments to the Company in the amount of $119 million during the year ended December 31, 2018.
Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at and for the years ended:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
December 31, 2018
Commercial	$—	$—	$—	$—	$—	$38,123	$190	$—	$—
Agricultural	31	31	3	169	169	13,964	41	197	123
Residential	—	—	—	431	386	11,006	57	386	358
Total	$31	$31	$3	$600	$555	$63,093	$288	$583	$481
December 31, 2017
Commercial	$—	$—	$—	$—	$—	$35,440	$173	$—	$5
Agricultural	22	21	2	27	27	12,664	38	46	32
Residential	—	—	—	358	324	9,734	58	324	285
Total	$22	$21	$2	$385	$351	$57,838	$269	$370	$322
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $30 million, $49 million and $188 million, respectively, for the year ended December 31, 2016.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2016	$165	$37	$55	$257
Provision (release)	6	1	23	30
Charge-offs, net of recoveries	—	—	(16)	(16)
Dispositions (1)	(4)	—	—	(4)
Balance at December 31, 2016	167	38	62	267
Provision (release)	6	4	8	18
Charge-offs, net of recoveries	—	(2)	(12)	(14)
Balance at December 31, 2017	173	40	58	271
Provision (release)	17	4	7	28
Charge-offs, net of recoveries	—	—	(8)	(8)
Balance at December 31, 2018	$190	$44	$57	$291
________________
(1)See Note 3.
Valuation Allowance Methodology
Mortgage loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the loan agreement. Specific valuation allowances are established using the same methodology for all three portfolio segments as the excess carrying value of a loan over either (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price. A common evaluation framework is used for establishing non-specific valuation allowances for all loan portfolio segments; however, a separate non-specific valuation allowance is calculated and maintained for each loan portfolio segment that is based on inputs unique to each loan portfolio segment. Non-specific valuation allowances are established for pools of loans with similar risk characteristics where a property-specific or market-specific risk has not been identified, but for which the Company expects to incur a credit loss. These evaluations are based upon several loan portfolio segment-specific factors, including the Company’s experience with loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2018
Loan-to-value ratios:
Less than 65%	$31,282	$723	$85	$32,090	84.2%	$32,440	84.3%
65% to 75%	4,759	—	21	4,780	12.5	4,829	12.6
76% to 80%	340	210	56	606	1.6	585	1.5
Greater than 80%	480	167	—	647	1.7	613	1.6
Total	$36,861	$1,100	$162	$38,123	100.0%	$38,467	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$29,346	$1,359	$198	$30,903	87.2%	$31,563	87.5%
65% to 75%	3,245	95	114	3,454	9.7	3,465	9.6
76% to 80%	149	171	57	377	1.1	363	1.0
Greater than 80%	400	159	147	706	2.0	665	1.9
Total	$33,140	$1,784	$516	$35,440	100.0%	$36,056	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2018		2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$13,075	92.3%	$12,082	95.0%
65% to 75%	1,034	7.3	581	4.6
76% to 80%	32	0.2	40	0.3
Greater than 80%	23	0.2	9	0.1
Total	$14,164	100.0%	$12,712	100.0%
The estimated fair value of agricultural mortgage loans was $14.1 billion and $12.8 billion at December 31, 2018 and 2017, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2018		2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$10,990	96.5%	$9,614	95.6%
Nonperforming (1)	402	3.5	444	4.4
Total	$11,392	100.0%	$10,058	100.0%
__________________

(1)	Includes residential mortgage loans in process of foreclosure of $140 million and $132 million at December 31, 2018 and 2017, respectively.
The estimated fair value of residential mortgage loans was $11.8 billion and $10.6 billion at December 31, 2018 and 2017, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2018 and 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In millions)
Commercial	$—	$—	$—	$—	$167	$—
Agricultural	204	134	109	125	105	36
Residential	402	444	—	—	402	444
Total	$606	$578	$109	$125	$674	$480
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
For the year ended December 31, 2018, the Company had 440 residential mortgage loans modified in a troubled debt restructuring with carrying value of $96 million and $92 million pre-modification and post-modification, respectively. For the year ended December 31, 2017, the Company had 500 residential mortgage loans modified in a troubled debt restructuring with carrying value of $120 million and $108 million pre-modification and post-modification, respectively. For the years ended December 31, 2018 and 2017, the Company did not have a significant amount of agricultural mortgage loans and no commercial mortgage loans modified in a troubled debt restructuring.
For both the years ended December 31, 2018 and 2017, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring with subsequent payment default.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 9), tax credit and renewable energy partnerships, affiliated investments, annuities funding structured settlement claims, leveraged and direct financing leases and FHLB common stock. See “— Related Party Investment Transactions” for information regarding affiliated investments and annuities funding structured settlement claims.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $1.7 billion and $1.8 billion at December 31, 2018 and 2017, respectively. Losses from tax credit partnerships included within net investment income were $257 million, $259 million, and $166 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Leveraged and Direct Financing Leases
Investment in leveraged and direct financing leases consisted of the following at:

	December 31,
	2018		2017
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Rental receivables, net	$715	$256	$911	$278
Estimated residual values	618	42	649	42
Subtotal	1,333	298	1,560	320
Unearned income	(401)	(100)	(448)	(113)
Investment in leases	$932	$198	$1,112	$207
Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 25 years, while the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming rental receivables as those that are 90 days or more past due. At both December 31, 2018 and 2017, all leveraged lease receivables and direct financing rental receivables were performing.
The Company’s deferred income tax liability related to leveraged leases was $465 million and $875 million at December 31, 2018 and 2017, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.0 billion and $3.1 billion at December 31, 2018 and 2017, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS, equity securities and derivatives and the effect on DAC, VOBA, DSI, future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Fixed maturity securities AFS	$3,890	$12,349	$7,912
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	25	40	10
Total fixed maturity securities AFS	3,915	12,389	7,922
Equity securities	—	119	72
Derivatives	1,742	1,396	2,244
Other	231	1	16
Subtotal	5,888	13,905	10,254
Amounts allocated from:
Future policy benefits	(5)	(19)	(9)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	—	(1)
DAC, VOBA and DSI	(571)	(790)	(569)
Policyholder dividend obligation	(428)	(2,121)	(1,931)
Subtotal	(1,004)	(2,930)	(2,510)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(5)	(14)	(3)
Deferred income tax benefit (expense)	(982)	(3,704)	(2,690)
Net unrealized investment gains (losses)	$3,897	$7,257	$5,051
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Balance at January 1,	$7,257	$5,051	$4,773
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	1,310	—	—
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	(15)	30	49
Unrealized investment gains (losses) during the year	(7,883)	3,621	541
Unrealized investment gains (losses) relating to:
Future policy benefits	14	(10)	(2)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	1	(1)
DAC, VOBA and DSI	219	(221)	3
Policyholder dividend obligation	1,693	(190)	(148)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	9	(11)	(17)
Deferred income tax benefit (expense)	1,293	(1,014)	(148)
Net unrealized investment gains (losses)	3,897	7,257	5,050
Net unrealized investment gains (losses) attributable to noncontrolling interests	—	—	1
Balance at December 31,	$3,897	$7,257	$5,051
Change in net unrealized investment gains (losses)	$(3,360)	$2,206	$277
Change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	—	1
Change in net unrealized investment gains (losses) attributable to Metropolitan Life Insurance Company	$(3,360)	$2,206	$278

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2018 and 2017.
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the securities lending and repurchase agreements transactions is as follows:

	December 31,
	2018				2017
	Securities on Loan (1)				Securities on Loan (1)
	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2) (3)	Reinvestment Portfolio at Estimated Fair Value	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2) (3)	Reinvestment Portfolio at Estimated Fair Value
				(In millions)
Securities lending	$12,521	$13,138	$13,351	$13,376	$13,887	$14,852	$15,170	$15,188
Repurchase agreements	$974	$1,020	$1,000	$1,001	$900	$1,031	$1,000	$1,000
__________________

(1)
Securities on loan in connection with securities lending are included within fixed maturities securities AFS and securities on loan in connection with repurchase agreements are included within fixed maturities securities AFS, cash equivalents and short-term investments.

(2)
In connection with securities lending, in addition to cash collateral received, the Company received from counterparties security collateral of $64 million and $11 million at December 31, 2018 and 2017, respectively, which may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

(3)
The securities lending liability for cash collateral is included within payables for collateral under securities loaned and other transactions; and the repurchase agreements liability for cash collateral is included within payables for collateral under securities loaned and other transactions and other liabilities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Contractual Maturities
A summary of the remaining contractual maturities of securities lending agreements and repurchase agreements is as follows:

	December 31,
	2018				2017
	Remaining Maturities of the Agreements				Remaining Maturities of the Agreements
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$1,970	$7,426	$3,955	$13,351	$2,927	$5,279	$6,964	$15,170

Repurchase agreements:
U.S. government and agency	$—	$1,000	$—	$1,000	$—	$1,000	$—	$1,000
__________________

(1)
The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral. The estimated fair value of the securities on loan related to this cash collateral at December 31, 2018 was $1.9 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

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
The securities lending and repurchase agreements reinvestment portfolios acquired with the cash collateral consisted principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	December 31,
	2018	2017
	(In millions)
Invested assets on deposit (regulatory deposits)	$47	$49
Invested assets pledged as collateral (1)	20,207	20,775
Total invested assets on deposit and pledged as collateral	$20,254	$20,824
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4), derivative transactions (see Note 9) and secured debt (See Note 11).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 7 for information regarding investments designated to the closed block. In addition, the restricted investment in FHLB common stock was $724 million and $733 million, at redemption value, at December 31, 2018 and 2017, respectively (see Note 1).
Purchased Credit Impaired Investments
Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired (“PCI”) investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. If, subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI.
The Company’s PCI investments had an outstanding principal balance of $3.9 billion and $4.6 billion at December 31, 2018 and 2017, respectively, which represents the contractually required principal and accrued interest payments whether or not currently due and a carrying value (estimated fair value of the investments plus accrued interest) of $3.2 billion and $3.8 billion at December 31, 2018 and 2017, respectively. Accretion of accretable yield on PCI investments recognized in earnings in net investment income was $266 million and $273 million for the years ended December 31, 2018 and 2017, respectively. Purchases of PCI investments were insignificant in both of the years ended December 31, 2018 and 2017.
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $11.5 billion at December 31, 2018. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $3.1 billion at December 31, 2018. Except for certain real estate joint ventures and certain funds, the Company’s investments in its remaining real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
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
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2018, 2017 and 2016. Aggregate total assets of these entities totaled $466.8 billion and $450.0 billion at December 31, 2018 and 2017, respectively. Aggregate total liabilities of these entities totaled $56.3 billion and $59.5 billion at December 31, 2018 and 2017, respectively. Aggregate net income (loss) of these entities totaled $42.7 billion, $35.0 billion and $27.6 billion for the years ended December 31, 2018, 2017 and 2016, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2018		2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,394	$—	$1,077	$—
Renewable energy partnership (2)	102	—	116	3
Investment fund (primarily mortgage loans) (3)	219	—	—	—
Other investments (2)	21	5	32	6
Total	$1,736	$5	$1,225	$9
__________________

(1)
The Company’s investment in these affiliated real estate joint ventures was $1.3 billion and $1.0 billion at December 31, 2018 and 2017, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $123 million and $85 million at December 31, 2018 and 2017, respectively.

(2)	Assets of the renewable energy partnership and other investments primarily consisted of other invested assets.

(3)	The investment by the Company and its affiliate in this affiliated investment fund was $178 million and $41 million, respectively, at December 31, 2018.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2018		2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$35,112	$35,112	$34,284	$34,284
U.S. and foreign corporate	669	669	1,166	1,166
Other limited partnership interests	3,979	6,405	3,561	5,765
Other invested assets	1,914	2,066	2,172	2,506
Real estate joint ventures	33	37	38	43
Total	$41,707	$44,289	$41,221	$43,764
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $93 million and $117 million at December 31, 2018 and 2017, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during each of the years ended December 31, 2018, 2017 and 2016.
During 2018 and 2017, the Company securitized certain residential mortgage loans and acquired an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. The carrying value and the estimated fair value of mortgage loans were $451 million and $478 million, respectively, for loans sold during 2018, and $319 million and $339 million, respectively, for loans sold during 2017. Gains on securitizations of $27 million and $20 million during the years ended December 31, 2018 and 2017, respectively, were included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with the securitizations was $98 million and $52 million at December 31, 2018 and 2017, respectively, which was included in the carrying amount and maximum exposure to loss for Structured Securities presented above. See Note 10 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Investment income:
Fixed maturity securities AFS	$7,268	$7,057	$7,653
Equity securities	42	97	90
Mortgage loans	2,822	2,647	2,539
Policy loans	297	310	404
Real estate and real estate joint ventures	472	446	488
Other limited partnership interests	519	625	413
Cash, cash equivalents and short-term investments	121	74	43
FVO Securities (1)	22	—	3
Operating joint venture	37	19	9
Other	261	133	204
Subtotal	11,861	11,408	11,846
Less: Investment expenses	942	895	763
Net investment income	$10,919	$10,513	$11,083
________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods included in net investment income were $22 million for the year ended December 31, 2018. There were no changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods for the years ended December 31, 2017 and 2016.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through an operating joint venture, the majority of which are accounted for under the equity method. Net investment income from other limited partnership interests and an operating joint venture, accounted for under the equity method; and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $344 million, $300 million and $239 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(19)	$(5)	$—
Industrial	(2)	—	(58)
Finance	(2)	—	—
Utility	—	—	(20)
Communications	—	—	(3)
Total U.S. and foreign corporate securities	(23)	(5)	(81)
RMBS	—	—	(16)
Municipals	—	(1)	—
OTTI losses on fixed maturity securities AFS recognized in earnings	(23)	(6)	(97)
Fixed maturity securities AFS — net gains (losses) on sales and disposals	107	23	169
Total gains (losses) on fixed maturity securities AFS	84	17	72
Total gains (losses) on equity securities:
Total OTTI losses recognized — by security type:
Common stock	—	(23)	(75)
Non-redeemable preferred stock	—	(1)	—
OTTI losses on equity securities recognized in earnings	—	(24)	(75)
Equity securities — net gains (losses) on sales and disposals	17	7	19
Change in estimated fair value of equity securities (1)	(101)	—	—
Total gains (losses) on equity securities	(84)	(17)	(56)
Mortgage loans	(50)	(34)	(20)
Real estate and real estate joint ventures	311	607	142
Other limited partnership interests	8	(52)	(59)
Other (2)	(162)	(115)	(32)
Subtotal	107	406	47
Change in estimated fair value of other limited partnership interests and real estate joint ventures	11	—	—
Non-investment portfolio gains (losses)	35	(72)	85
Total net investment gains (losses)	$153	$334	$132
________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($82) million for the year ended December 31, 2018. See Note 1.

(2)	Other gains (losses) included a renewable energy partnership realized loss of $83 million and a leveraged lease impairment of $105 million for the year ended December 31, 2018.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

Gains (losses) from foreign currency transactions included within net investment gains (losses) were $21 million, ($142) million and $89 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Proceeds	$53,042	$34,483	$58,812
Gross investment gains	$604	$278	$755
Gross investment losses	(497)	(255)	(586)
OTTI losses	(23)	(6)	(97)
Net investment gains (losses)	$84	$17	$72
Credit Loss Rollforward of Fixed Maturity Securities AFS
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities AFS still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2018	2017
	(In millions)
Balance at January 1,	$110	$157
Additions:
Initial impairments — credit loss OTTI on securities not previously impaired	—	1
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(38)	(47)
Increase in cash flows — accretion of previous credit loss OTTI	(2)	(1)
Balance at December 31,	$70	$110
Related Party Investment Transactions
Recurring related party investments and related net investment income were as follows at and for the years ended:

		December 31,		Years Ended December 31,
		2018	2017	2018	2017	2016
Investment Type/Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,798	$1,843	$31	$78	$91
Affiliated investments (2)	American Life Insurance Company	100	100	3	3	3
Affiliated investments (3)	Metropolitan Property and Casualty Insurance Company	315	315	10	6	5
Other invested assets		$2,213	$2,258	$44	$87	$99

Money market pool (4)	Metropolitan Money Market Pool	$52	$70	$1	$1	$—
Short-term investments		$52	$70	$1	$1	$—
________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

(1)
Represents an investment in affiliated senior notes. In March 2018, three senior notes previously issued by MetLife, Inc. to the Company were redenominated to Japanese yen. A $500 million senior note was redenominated to a new 53.3 billion Japanese yen senior note to the Company. The 53.3 billion Japanese yen senior note matures in June 2019 and bears interest at a rate per annum of 1.45%, payable semi-annually. A $250 million senior note was redenominated to a new 26.5 billion Japanese yen senior note to the Company. The 26.5 billion Japanese yen senior note matures in October 2019 and bears interest at a rate per annum of 1.72%, payable semi-annually. Another $250 million senior note was also redenominated to a new 26.5 billion Japanese yen senior note to the Company. The 26.5 billion Japanese yen senior note matures in September 2020 and bears interest at a rate per annum of 0.82%, payable semi-annually. In the second quarter of 2018, the remaining $825 million of affiliated senior notes previously issued by MetLife, Inc. to the Company were redenominated into two new senior notes totaling 38.5 billion Japanese yen which mature in July 2021 and bear interest at a rate per annum of 2.97%, payable semi-annually, and into two new senior notes totaling 51.0 billion Japanese yen which mature in December 2021 and bear interest at a rate per annum of 3.14%, payable semi-annually.

(2)	Represents an investment in an affiliated surplus note. The surplus note, which bears interest at a fixed rate of 3.17%, payable semiannually, is due on June 30, 2020.

(3)	Represents an investment in affiliated preferred stock. Dividends are payable quarterly at a variable rate.

(4)	The investment has a variable rate of return.
The Company transfers invested assets, primarily consisting of fixed maturity securities AFS, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2018	2017 (1)	2016 (2)
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$453	$5,678
Amortized cost of invested assets transferred to affiliates	$—	$416	$5,338
Net investment gains (losses) recognized on transfers	$—	$37	$340
Estimated fair value of invested assets transferred from affiliates	$77	$306	$1,583
_________________

(1)
In January 2017, the Company received transferred investments with an estimated fair value of $292 million, which are included in the table above, in addition to $275 million in cash related to the recapture by the Company of risks from minimum benefit guarantees on certain variable annuities previously reinsured by Brighthouse Insurance. See Note 6 for additional information related to the separation of Brighthouse.

(2)
In April 2016, the Company transferred investments and cash and cash equivalents with an amortized cost and estimated fair value of $4.0 billion and $4.3 billion, respectively, for the recapture by Brighthouse Insurance of risks related to certain single premium deferred annuity contracts previously reinsured to Brighthouse Insurance, which are included in the table above. Also, in November 2016, the Company transferred investments and cash and cash equivalents with an amortized cost and estimated fair value of $863 million and $933 million, respectively, for the recapture by Brighthouse NY of risks related to certain single premium deferred annuity contracts previously reinsured to Brighthouse NY, which are included in the table above. See Note 6 for additional information related to the separation of Brighthouse.

As a structured settlements assignment company, the Company purchased annuities from Brighthouse to fund the periodic structured settlement claim payment obligations it assumed. Each annuity purchased is contractually designated to the assumed claim obligation it funds. The aggregate related party annuity contract values recorded, for which the Company has also recorded unpaid claim obligations of equal amounts, were $1.3 billion at December 31, 2017. The related party net investment income and corresponding policyholder benefits and claims recognized were $36 million, $69 million and $64 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 6 for information related to the separation of Brighthouse.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Investments (continued)

The related party funds withheld from Brighthouse had a carrying value of $157 million at December 31, 2017. The related party other revenue and corresponding policyholder benefits and claims recognized were $7 million, $20 million and $11 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 6 for information related to the separation of Brighthouse and related party reinsurance transactions.
In March 2017, the Company purchased from Brighthouse Insurance an interest in an operating joint venture for $286 million, which was settled in cash in April 2017.
Through March 31, 2018, the Company provided investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $19 million, $73 million and $172 million for the years ended December 31, 2018, 2017 and 2016, respectively. Effective April 1, 2018, the Company receives investment advisory services from an affiliate. The related affiliated investment advisory charges to the Company since April 1, 2018 were $198 million for the year ended December 31, 2018.
See “— Mortgage Loans — Mortgage Loans by Portfolio Segment” for discussion of mortgage loan participation agreements with affiliates.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures and affiliated investment fund.
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
The Company uses structured interest rate swaps to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and a cash instrument such as a U.S. government and agency, or other fixed maturity securities AFS. Structured interest rate swaps are included in interest rate swaps and are not designated as hedging instruments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Interest rate total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and a benchmark interest rate, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Interest rate total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). The Company utilizes interest rate total return swaps in nonqualifying hedging relationships.
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
A synthetic GIC is a contract that simulates the performance of a traditional GIC through the use of financial instruments. Under a synthetic GIC, the contractholder owns the underlying assets. The Company guarantees a rate of return on those assets for a premium. Synthetic GICs are not designated as hedging instruments.
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
The Company enters into written credit default swaps to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. government and agency, or other fixed maturity securities AFS. These credit default swaps are not designated as hedging instruments.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

In an equity total return swap, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and a benchmark interest rate, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to synthetically create investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2018			2017
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,446	$2,197	$2	$3,826	$2,289	$3
Foreign currency swaps	Foreign currency exchange rate	1,191	49	—	1,082	47	17
Subtotal		3,637	2,246	2	4,908	2,336	20
Cash flow hedges:
Interest rate swaps	Interest rate	3,181	139	1	3,337	234	—
Interest rate forwards	Interest rate	3,023	—	216	3,333	—	127
Foreign currency swaps	Foreign currency exchange rate	26,239	1,218	1,318	22,287	795	1,078
Subtotal		32,443	1,357	1,535	28,957	1,029	1,205
Total qualifying hedges		36,080	3,603	1,537	33,865	3,365	1,225
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	36,238	1,507	85	43,028	1,722	336
Interest rate floors	Interest rate	12,701	102	—	7,201	91	—
Interest rate caps	Interest rate	54,576	154	1	53,079	78	2
Interest rate futures	Interest rate	794	—	1	2,257	1	2
Interest rate options	Interest rate	24,340	185	—	7,525	142	11
Interest rate total return swaps	Interest rate	1,048	33	2	1,048	8	2
Synthetic GICs	Interest rate	18,006	—	—	11,318	—	—
Foreign currency swaps	Foreign currency exchange rate	5,986	700	79	6,739	547	164
Foreign currency forwards	Foreign currency exchange rate	943	15	14	961	16	7
Credit default swaps — purchased	Credit	858	24	4	980	7	8
Credit default swaps — written	Credit	7,864	67	13	7,874	181	—
Equity futures	Equity market	1,006	1	6	1,282	5	1
Equity index options	Equity market	23,162	706	396	14,408	384	476
Equity variance swaps	Equity market	1,946	32	81	3,530	45	169
Equity total return swaps	Equity market	886	89	—	1,077	—	39
Total non-designated or nonqualifying derivatives		190,354	3,615	682	162,307	3,227	1,217
Total		$226,434	$7,218	$2,219	$196,172	$6,592	$2,442

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2018 and 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.
Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Freestanding derivative and hedging gains (losses) (1)	$390	$(771)	$(715)
Embedded derivative gains (losses)	376	427	(423)
Total net derivative gains (losses)	$766	$(344)	$(1,138)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$371	$302	$280
Interest credited to policyholder account balances	(113)	(64)	(1)
Nonqualifying hedges:
Net investment income	—	—	(1)
Net derivative gains (losses)	339	406	577
Policyholder benefits and claims	8	5	4
Total	$605	$649	$859

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

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Year Ended December 31, 2018
Interest rate derivatives	$(340)	$4	$—
Foreign currency exchange rate derivatives	429	—	—
Credit derivatives — purchased	9	—	—
Credit derivatives — written	(90)	—	—
Equity derivatives	166	1	45
Total	$174	$5	$45
Year Ended December 31, 2017
Interest rate derivatives	$(343)	$1	$—
Foreign currency exchange rate derivatives	(746)	—	—
Credit derivatives — purchased	(16)	—	—
Credit derivatives — written	102	—	—
Equity derivatives	(536)	(6)	(216)
Total	$(1,539)	$(5)	$(216)
Year Ended December 31, 2016
Interest rate derivatives	$(1,088)	$—	$—
Foreign currency exchange rate derivatives	726	—	—
Credit derivatives — purchased	(23)	—	—
Credit derivatives — written	48	—	—
Equity derivatives	(457)	(14)	(94)
Total	$(794)	$(14)	$(94)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Year Ended December 31, 2018
Interest rate swaps:	Fixed maturity securities AFS	$1	$(1)	$—
	Policyholder liabilities (1)	(221)	227	6
Foreign currency swaps:	Foreign-denominated fixed maturity securities AFS and mortgage loans	52	(55)	(3)
	Foreign-denominated policyholder account balances (2)	23	(23)	—
Total		$(145)	$148	$3
Year Ended December 31, 2017
Interest rate swaps:	Fixed maturity securities AFS	$4	$(5)	$(1)
	Policyholder liabilities (1)	(69)	134	65
Foreign currency swaps:	Foreign-denominated fixed maturity securities AFS	(24)	27	3
	Foreign-denominated policyholder account balances (2)	65	(43)	22
Total		$(24)	$113	$89
Year Ended December 31, 2016
Interest rate swaps:	Fixed maturity securities AFS	$8	$(9)	$(1)
	Policyholder liabilities (1)	(109)	90	(19)
Foreign currency swaps:	Foreign-denominated fixed maturity securities AFS	10	(9)	1
	Foreign-denominated policyholder account balances (2)	(95)	92	(3)
Total		$(186)	$164	$(22)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.

(2)	Fixed rate or floating rate liabilities.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0, $20 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively.
At December 31, 2018 and 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

At December 31, 2018 and 2017, the balance in AOCI associated with cash flow hedges was $1.7 billion and $1.4 billion, respectively.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of operations, consolidated statements of comprehensive income (loss) and the consolidated statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
	(In millions)
Year Ended December 31, 2018
Interest rate swaps	$(148)	$23	$18	$2
Interest rate forwards	(114)	(1)	2	—
Foreign currency swaps	180	(469)	(3)	5
Credit forwards	—	1	1	—
Total	$(82)	$(446)	$18	$7
Year Ended December 31, 2017
Interest rate swaps	$73	$24	$16	$18
Interest rate forwards	210	(11)	2	(2)
Foreign currency swaps	(161)	938	(1)	—
Credit forwards	—	1	1	—
Total	$122	$952	$18	$16
Year Ended December 31, 2016
Interest rate swaps	$58	$57	$12	$—
Interest rate forwards	(366)	(1)	3	—
Foreign currency swaps	167	(251)	(1)	—
Credit forwards	—	3	1	—
Total	$(141)	$(192)	$15	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2018, the Company expected to reclassify $109 million of deferred net gains (losses) on derivatives in AOCI, included in the table above, to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.9 billion at both December 31, 2018 and 2017. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2018 and 2017, the Company would have received $54 million and $181 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2018			2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$154	2.0	$3	$159	2.8
Credit default swaps referencing indices	27	2,079	2.5	42	2,193	2.7
Subtotal	29	2,233	2.5	45	2,352	2.7
Baa
Single name credit default swaps (3)	1	277	1.6	4	416	1.5
Credit default swaps referencing indices	20	5,124	5.2	111	4,761	5.2
Subtotal	21	5,401	5.0	115	5,177	4.9
Ba
Single name credit default swaps (3)	—	10	1.5	1	105	3.4
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	10	1.5	1	105	3.4
B
Single name credit default swaps (3)	—	—	—	2	20	3.5
Credit default swaps referencing indices	4	220	5.0	18	220	5.0
Subtotal	4	220	5.0	20	240	4.9
Total	$54	$7,864	4.3	$181	$7,874	4.2
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
The Company has also entered into credit default swaps to purchase credit protection on certain of the referenced credit obligations in the table above. As a result, the maximum amounts of potential future recoveries available to offset the $7.9 billion of future payments under credit default provisions at both December 31, 2018 and 2017 set forth in the table above were $16 million and $27 million at December 31, 2018 and 2017, respectively.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2018		2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,255	$2,166	$6,478	$2,203
OTC-cleared (1), (6)	52	24	168	216
Exchange-traded	1	7	6	3
Total gross estimated fair value of derivatives (1)	7,308	2,197	6,652	2,422
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	7,308	2,197	6,652	2,422
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,988)	(1,988)	(1,891)	(1,891)
OTC-cleared	(20)	(20)	(31)	(31)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(4,000)	—	(3,448)	—
OTC-cleared	(26)	—	(131)	(179)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,136)	(178)	(954)	(312)
OTC-cleared	—	(4)	—	(6)
Exchange-traded	—	(7)	—	(3)
Net amount after application of master netting agreements and collateral	$138	$—	$197	$—
__________________

(1)
At December 31, 2018 and 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $90 million and $60 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($22) million and ($20) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2018 and 2017, the Company received excess cash collateral of $95 million and $122 million, respectively, and provided excess cash collateral of $1 million and $9 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2018 and 2017, the Company received excess securities collateral with an estimated fair value of $28 million and $30 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2018 and 2017, the Company provided excess securities collateral with an estimated fair value of $94 million and $152 million, respectively, for its OTC-bilateral derivatives, and $231 million and $299 million, respectively, for its OTC-cleared derivatives, and $52 million and $50 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 16, 2018, the LCH amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. Effective January 3, 2017, the CME amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. See Note 1 for further information on the LCH and CME amendments.

The Company’s collateral arrangements for its OTC-bilateral derivatives require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. All of the Company’s netting agreements for derivatives contain provisions that require both Metropolitan Life Insurance Company and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	December 31,
	2018			2017
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$178	$—	$178	$313	$—	$313
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$187	$—	$187	$399	$—	$399
Cash	$1	$—	$1	$—	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2018	2017
		(In millions)
Embedded derivatives within asset host contracts:
Options embedded in debt or equity securities (1)	Investments	—	(113)
Embedded derivatives within asset host contracts		$—	$(113)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$178	$(94)
Assumed guaranteed minimum benefits	Policyholder account balances	3	3
Funds withheld on ceded reinsurance	Other liabilities	465	898
Fixed annuities with equity indexed returns	Policyholder account balances	58	69
Embedded derivatives within liability host contracts		$704	$876
__________________

(1)
Effective January 1, 2018, in connection with the adoption of new guidance related to the recognition and measurement of financial instruments, the Company was no longer required to bifurcate and account separately for derivatives embedded in equity securities (see Note 1). Beginning January 1, 2018, the change in fair value of equity securities was recognized as a component of net investment gains and losses.

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Net derivative gains (losses) (1), (2)	$376	$427	$(423)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $51 million, ($65) million and $76 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $0, less than $1 million, and ($29) million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities. The Company defines active markets based on average trading volume for equity securities. The size of the bid/ask spread is used as an indicator of market activity for fixed maturity securities AFS.

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

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. The Company’s ability to sell securities, as well as the price ultimately realized for these securities, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain securities.
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
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$51,676	$3,126	$54,802
U.S. government and agency	12,310	17,851	—	30,161
Foreign corporate	—	21,988	3,975	25,963
RMBS	—	19,719	3,018	22,737
ABS	—	8,072	455	8,527
Municipals	—	6,947	—	6,947
CMBS	—	5,376	68	5,444
Foreign government	—	4,482	10	4,492
Total fixed maturity securities AFS	12,310	136,111	10,652	159,073
Equity securities	341	76	356	773
Short-term investments	698	783	25	1,506
Residential mortgage loans — FVO	—	—	299	299
Other investments	—	1	215	216
Derivative assets: (1)
Interest rate	—	4,284	33	4,317
Foreign currency exchange rate	—	1,982	—	1,982
Credit	—	62	29	91
Equity market	1	776	51	828
Total derivative assets	1	7,104	113	7,218
Embedded derivatives within asset host contracts (2)	—	—	—	—
Separate account assets (3)	20,558	89,348	944	110,850
Total assets (4)	$33,908	$233,423	$12,604	$279,935
Liabilities
Derivative liabilities: (1)
Interest rate	$1	$89	$218	$308
Foreign currency exchange rate	—	1,410	1	1,411
Credit	—	13	4	17
Equity market	6	395	82	483
Total derivative liabilities	7	1,907	305	2,219
Embedded derivatives within liability host contracts (2)	—	—	704	704
Long-term debt	—	—	—	—
Separate account liabilities (3)	1	20	7	28
Total liabilities	$8	$1,927	$1,016	$2,951

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$54,629	$3,461	$58,090
U.S. government and agency	18,802	19,743	—	38,545
Foreign corporate	—	21,471	4,125	25,596
RMBS	—	19,372	3,262	22,634
ABS	—	7,079	787	7,866
Municipals	—	7,551	—	7,551
CMBS	—	5,461	27	5,488
Foreign government	—	4,471	31	4,502
Total fixed maturity securities AFS	18,802	139,777	11,693	170,272
Equity securities	399	893	366	1,658
Short-term investments	2,056	1,092	7	3,155
Residential mortgage loans — FVO	—	—	520	520
Other investments	—	—	—	—
Derivative assets: (1)
Interest rate	1	4,556	8	4,565
Foreign currency exchange rate	—	1,405	—	1,405
Credit	—	149	39	188
Equity market	5	363	66	434
Total derivative assets	6	6,473	113	6,592
Embedded derivatives within asset host contracts (2)	—	—	—	—
Separate account assets (3)	23,571	106,294	960	130,825
Total assets	$44,834	$254,529	$13,659	$313,022
Liabilities
Derivative liabilities: (1)
Interest rate	$2	$351	$130	$483
Foreign currency exchange rate	—	1,261	5	1,266
Credit	—	8	—	8
Equity market	1	515	169	685
Total derivative liabilities	3	2,135	304	2,442
Embedded derivatives within liability host contracts (2)	—	—	876	876
Long-term debt	—	—	—	—
Separate account liabilities (3)	—	7	2	9
Total liabilities	$3	$2,142	$1,182	$3,327
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets. At December 31, 2018 and 2017, debt and equity securities also included embedded derivatives of $0 and ($113) million, respectively.

(3)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.

(4)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), other limited partnership interests are measured at estimated fair value on a recurring basis effective January 1, 2018. This represents the former cost method investments held as of January 1, 2018 that were measured at estimated fair value on a recurring basis upon adoption of this guidance. Total assets included in the fair value hierarchy exclude these other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At December 31, 2018, the estimated fair value of such investments was $140 million.

The following describes the valuation methodologies used to measure assets and liabilities at fair value.
Investments
Securities, Short-term Investments, Other Investments and Long-term Debt
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.
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
The estimated fair value of other investments and long-term debt is determined on a basis consistent with the methodologies described herein for securities.
The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy are presented below. The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

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
U.S. government and agency securities, Municipals and Foreign government securities
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
Short-term investments and Other investments
•
Short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above; accordingly, the valuation approaches and observable inputs used in their valuation are also similar to those described above.
•
Short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above.

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
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments, Other Investments and Long-term Debt” and “— Derivatives — Freestanding Derivatives.”

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

Embedded Derivatives
Embedded derivatives principally include certain direct and assumed variable annuity guarantees, equity or bond indexed crediting rates within certain funding agreements and annuity contracts, and those related to funds withheld on ceded reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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
The Company calculates the fair value of these embedded derivatives, which are estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, projecting future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments, Other Investments and Long-term Debt.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

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

					December 31, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	85	-	134	105	83	-	142	111	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	638	107	10	-	443	123	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	106	94	—	-	126	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	10	-	101	97	27	-	104	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)					100	-	101	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	268	-	317		200	-	300		Increase (7)
			•	Repurchase rates (8)	(5)	-	6		(5)	-	5		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(20)	-	(5)		(14)	-	(3)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	103		—	-	—		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	21%	-	26%		11%	-	31%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.18%		0%	-	0.09%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.57%		0.04%	-	0.65%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	2.5%	-	100%		3%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	16.50%	-	22%		17.40%	-	25%		Increase (17)
			•	Nonperformance risk spread	0.05%	-	0.59%		0.02%	-	0.44%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities.

(2)
The impact of a decrease in input would have resulted in the opposite impact on estimated fair value. For embedded derivatives, changes to direct and assumed guaranteed minimum benefits are based on liability positions.

(3)	Significant increases (decreases) in expected default rates in isolation would have resulted in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities AFS of dollars per hundred dollars of par.

(5)
Changes in the assumptions used for the probability of default would have been accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

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

(10)	At both December 31, 2018 and 2017, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Structured Securities	Municipals	Foreign Government	Equity Securities	Short-term Investments
	(In millions)
Balance, January 1, 2017	$8,839	$4,541	$10	$21	$420	$25
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	(2)	95	—	—	—	—
Total realized/unrealized gains (losses) included in AOCI	416	109	—	—	17	—
Purchases (4)	2,451	900	—	19	14	6
Sales (4)	(1,408)	(1,282)	—	(2)	(51)	—
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	58	63	—	—	—	—
Transfers out of Level 3 (5)	(2,768)	(350)	(10)	(7)	(34)	(24)
Balance, December 31, 2017	7,586	4,076	—	31	366	7
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	2	79	—	1	(30)	—
Total realized/unrealized gains (losses) included in AOCI	(463)	(31)	—	(1)	—	—
Purchases (4)	1,377	752	—	—	3	24
Sales (4)	(1,241)	(755)	—	(21)	(26)	(1)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	151	58	—	—	52	—
Transfers out of Level 3 (5)	(311)	(638)	—	—	(9)	(5)
Balance, December 31, 2018	$7,101	$3,541	$—	$10	$356	$25
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016: (6)	$—	$101	$1	$—	$(29)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (6)	$(7)	$83	$—	$—	$(17)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (6)	$(5)	$68	$—	$—	$(22)	$—
Gains (Losses) Data for the year ended December 31, 2016
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	$—	$100	$1	$—	$(24)	$—
Total realized/unrealized gains (losses) included in AOCI	$(39)	$47	$2	$(1)	$21	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Account Assets (9)	Long-term Debt
	(In millions)
Balance, January 1, 2017	$566	$—	$(559)	$(893)	$1,141	$(74)
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	40	—	21	450	(8)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	207	—	—	—
Purchases (4)	175	—	—	—	186	—
Sales (4)	(179)	—	—	—	(80)	—
Issuances (4)	—	—	—	—	1	—
Settlements (4)	(82)	—	140	(433)	(93)	34
Transfers into Level 3 (5)	—	—	—	—	35	—
Transfers out of Level 3 (5)	—	—	—	—	(224)	40
Balance, December 31, 2017	520	—	(191)	(876)	958	—
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	7	22	(69)	376	7	—
Total realized/unrealized gains (losses) included in AOCI	—	—	(110)	—	—	—
Purchases (4)	—	196	4	—	198	—
Sales (4)	(162)	(2)	—	—	(168)	—
Issuances (4)	—	—	(1)	—	(3)	—
Settlements (4)	(66)	—	175	(204)	(1)	—
Transfers into Level 3 (5)	—	—	—	—	53	—
Transfers out of Level 3 (5)	—	(1)	—	—	(107)	—
Balance, December 31, 2018	$299	$215	$(192)	$(704)	$937	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016: (6)	$8	$—	$(166)	$(863)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (6)	$27	$—	$(18)	$452	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (6)	$(15)	$23	$18	$387	$—	$—
Gains (Losses) Data for the year ended December 31, 2016
Total realized/unrealized gains (losses) included in net income (loss) (2) (3) (10)	$8	$—	$(168)	$870	$(2)	$—
Total realized/unrealized gains (losses) included in AOCI	$—	$—	$(366)	$—	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

(3)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(4)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(5)	Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

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

(10)	Includes $420 million for net embedded derivatives for the year ended December 31, 2016 related to the disposition of NELICO and GALIC. See Note 3.
Fair Value Option
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. The following table presents information for residential mortgage loans which are accounted for under the FVO and were initially measured at fair value.

	December 31,
	2018	2017
	(In millions)
Unpaid principal balance	$344	$650
Difference between estimated fair value and unpaid principal balance	(45)	(130)
Carrying value at estimated fair value	$299	$520
Loans in nonaccrual status	$89	$198
Loans more than 90 days past due	$41	$94
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(36)	$(102)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At December 31,				Years Ended December 31,
	2018		2017	2016	2018		2017	2016
	Carrying Value After Measurement				Gains (Losses)
	(In millions)
Other limited partnership interests (1)	N/A	(2)	$58	$95	N/A	(2)	$(65)	$(59)
Other assets (3)	$—		$—	$—	$—		$4	$(30)
__________________

(1)
Estimated fair value is determined from information provided on the financial statements of the underlying entities including NAV data. These investments include private equity and debt funds that typically invest primarily in various strategies including leveraged buyout funds; power, energy, timber and infrastructure development funds; venture capital funds; and below investment grade debt and mezzanine debt funds. In the future, distributions will be generated from investment gains, from operating income from the underlying investments of the funds and from liquidation of the underlying assets of the funds, the exact timing of which is uncertain.

(2)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), other limited partnership interests are measured at estimated fair value on a recurring basis, effective January 1, 2018.

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

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three-level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$63,388	$—	$—	$64,409	$64,409
Policy loans	$6,061	$—	$269	$6,712	$6,981
Other invested assets	$2,940	$—	$2,673	$146	$2,819
Premiums, reinsurance and other receivables	$14,228	$—	$113	$14,673	$14,786
Liabilities
Policyholder account balances	$72,194	$—	$—	$72,689	$72,689
Long-term debt	$1,562	$—	$1,746	$—	$1,746
Other liabilities	$13,593	$—	$448	$13,189	$13,637
Separate account liabilities	$50,578	$—	$50,578	$—	$50,578

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

11. Long-term and Short-term Debt
Long-term and short-term debt outstanding, excluding debt relating to consolidated securitization entities, was as follows:

								December 31,
	Interest Rates (1)							2018			2017
	Range			Weighted Average	Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value (2)
								(In millions)
Surplus notes - affiliated	7.38%	-	7.38%	7.38%	2037			$700	$(9)	$691	$700	$(10)	$690
Surplus notes	7.80%	-	7.88%	7.83%	2024	-	2025	400	(2)	398	400	(3)	397
Other notes (2)	2.99%	-	6.50%	4.92%	2020	-	2058	477	(4)	473	578	(4)	574
Total long-term debt								1,577	(15)	1,562	1,678	(17)	1,661
Total short-term debt								129	—	129	243	—	243
Total								$1,706	$(15)	$1,691	$1,921	$(17)	$1,904
__________________

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2018.

(2)	During 2017, a subsidiary of Metropolitan Life Insurance Company issued $139 million of long-term debt to a third party.
The aggregate maturities of long-term debt at December 31, 2018 for the next five years and thereafter are $0 in 2019, $3 million in 2020, $0 in 2021, $297 million in 2022, $0 in 2023 and $1.3 billion thereafter.
Unsecured senior debt which consists of senior notes and other notes rank highest in priority. Payments of interest and principal on Metropolitan Life Insurance Company’s surplus notes are subordinate to all other obligations and may be made only with the prior approval of the New York State Department of Financial Services (“NYDFS”).
Term Loans
MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary, borrowed $350 million in December 2015 under a five-year credit agreement included within other notes in the table above. In November 2017, this agreement was amended to extend the maturity to November 2022, change the amount MPEH may borrow on a revolving basis to $75 million from $100 million, and change the interest rate to a variable rate of three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%, payable quarterly, from a variable rate of three-month LIBOR plus 3.70%. In December 2018, this agreement was further amended to change the interest rate to a variable rate of three-month LIBOR plus 3.10%. In connection with the initial borrowing in 2015, $6 million of costs were incurred, and additional costs of $1 million were incurred in connection with the 2017 amendment, which have been capitalized and are being amortized over the term of the loans. MPEH has pledged invested assets to secure the loans; however, these loans are non-recourse to Metropolitan Life Insurance Company. In December 2018, MPEH repaid $50 million of the initial borrowing.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt (continued)

Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2018	2017
	(Dollars in millions)
Commercial paper	$99	$100
Short-term borrowings (1)	30	143
Total short-term debt	$129	$243
Average daily balance	$213	$129
Average days outstanding	42 days	97 days
__________________

(1)	Represents short-term debt related to repurchase agreements, secured by assets of a subsidiary.
During the years ended December 31, 2018, 2017 and 2016, the weighted average interest rate on short-term debt was 3.03%, 1.63% and 0.42%, respectively.
Interest Expense
Interest expense included in other expenses was $108 million, $106 million and $112 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts include $52 million of interest expense related to affiliated debt for each of the three years ended December 31, 2018, 2017 and 2016.
Credit Facility
At December 31, 2018, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”). When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $6 million, $5 million and $8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and were included in other expenses.
Information on the Credit Facility at December 31, 2018 was as follows:

Borrower(s)	Expiration	Maximum Capacity		Letters of Credit Used by the Company (1)	Letters of Credit Used by Affiliates (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	December 2021 (2)	$3,000	(2)	$412	$34	$—	$2,554
__________________

(1)
MetLife, Inc. and MetLife Funding are severally liable for their respective obligations under the Credit Facility. MetLife Funding was not an applicant under letters of credit outstanding as of December 31, 2018 and is not responsible for any reimbursement obligations under such letters of credit.

(2)	All borrowings under the Credit Facility must be repaid by December 20, 2021, except that letters of credit outstanding upon termination may remain outstanding until December 20, 2022.
Debt and Facility Covenants
Certain of the Company’s debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

12. Equity
Stock-Based Compensation Plans
The Company does not issue any awards payable in its common stock or options to purchase its common stock.
An affiliate employs the personnel who conduct most of the Company’s business. In accordance with a services agreement with that affiliate, the Company bears a proportionate share of stock-based compensation expense for those employees. Stock-based compensation expense relate to Stock Options, Performance Shares and Restricted Stock Units under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan and the MetLife, Inc. 2015 Stock and Incentive Compensation Plan, most of which MetLife, Inc. granted in the first quarter of each year.
The Company’s expense related to stock-based compensation included in other expenses was $35 million, $74 million and $89 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Statutory Equity and Income
See Note 3 for information on the disposition of NELICO and GALIC.
Metropolitan Life Insurance Company prepares statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the NYDFS. The NAIC has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the state insurance department may impact the effect of Statutory Codification on the statutory capital and surplus of Metropolitan Life Insurance Company.
The state of domicile of Metropolitan Life Insurance Company imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), with modifications by the state insurance department, to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“CAL RBC”). The CAL RBC ratios for Metropolitan Life Insurance Company were in excess of 350% and 370% at December 31, 2018 and 2017, respectively.
Metropolitan Life Insurance Company’s foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. The aggregate required capital and surplus of Metropolitan Life Insurance Company’s foreign insurance operations was $332 million and the aggregate actual regulatory capital and surplus of such operations was $378 million as of the date of the most recent required capital adequacy calculation for each jurisdiction. The Company’s foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, reporting surplus notes as surplus instead of debt and valuing securities on a different basis.
In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus. The most significant assets not admitted by Metropolitan Life Insurance Company are net deferred income tax assets resulting from temporary differences between statutory accounting principles basis and tax basis not expected to reverse and become recoverable within three years. Further, statutory accounting principles do not give recognition to purchase accounting adjustments.
New York has adopted certain prescribed accounting practices, that apply to Metropolitan Life Insurance Company, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Consideration Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of Metropolitan Life Insurance Company for the years ended December 31, 2018 and 2017 by $1.2 billion and $1.1 billion, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

The tables below present amounts from Metropolitan Life Insurance Company, which are derived from the statutory–basis financial statements as filed with the NYDFS.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2018	2017	2016
		(In millions)
Metropolitan Life Insurance Company (1)	New York	$3,656	$1,982	$3,444

(1)
In December 2016, Metropolitan Life Insurance Company transferred all of the issued and outstanding shares of the common stock of each of NELICO and GALIC to MetLife, Inc., in the form of a non-cash extraordinary dividend.

Statutory capital and surplus was as follows at:

	December 31,
Company	2018	2017
	(In millions)
Metropolitan Life Insurance Company	$11,098	$10,384
Dividend Restrictions
Under the New York State Insurance Law, Metropolitan Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to MetLife, Inc. in any calendar year based on either of two standards. Under one standard, Metropolitan Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive unassigned funds (surplus), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, Metropolitan Life Insurance Company may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, Metropolitan Life Insurance Company may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, Metropolitan Life Insurance Company will be permitted to pay a dividend to MetLife, Inc. in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. Under the New York State Insurance Law, the Superintendent has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholder.
Metropolitan Life Insurance Company paid $3.7 billion and $2.5 billion in dividends to MetLife, Inc. during the years ended December 31, 2018 and 2017, respectively, including amounts where regulatory approval was obtained as required. Under New York State Insurance Law, Metropolitan Life Insurance Company has calculated that it may pay approximately $3.1 billion to MetLife, Inc. without prior insurance regulatory approval during the year ended December 31, 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2015	$3,337	$1,436	$(74)	$(2,014)	$2,685
OCI before reclassifications	792	(141)	(11)	(4)	636
Deferred income tax benefit (expense)	(286)	49	3	(5)	(239)
AOCI before reclassifications, net of income tax	3,843	1,344	(82)	(2,023)	3,082
Amounts reclassified from AOCI	71	177	—	191	439
Deferred income tax benefit (expense)	(26)	(62)	—	(60)	(148)
Amounts reclassified from AOCI, net of income tax	45	115	—	131	291
Dispositions (2)	(456)	—	23	30	(403)
Deferred income tax benefit (expense)	160	—	(8)	(3)	149
Dispositions, net of income tax	(296)	—	15	27	(254)
Balance at December 31, 2016	3,592	1,459	(67)	(1,865)	3,119
OCI before reclassifications	3,977	122	26	(30)	4,095
Deferred income tax benefit (expense)	(1,287)	(43)	(6)	11	(1,325)
AOCI before reclassifications, net of income tax	6,282	1,538	(47)	(1,884)	5,889
Amounts reclassified from AOCI	102	(970)	—	159	(709)
Deferred income tax benefit (expense)	(33)	338	—	(57)	248
Amounts reclassified from AOCI, net of income tax	69	(632)	—	102	(461)
Balance at December 31, 2017	6,351	906	(47)	(1,782)	5,428
OCI before reclassifications	(6,326)	(82)	(20)	67	(6,361)
Deferred income tax benefit (expense)	1,381	19	—	(45)	1,355
AOCI before reclassifications, net of income tax	1,406	843	(67)	(1,760)	422
Amounts reclassified from AOCI	8	428	—	34	470
Deferred income tax benefit (expense)	(2)	(96)	—	(13)	(111)
Amounts reclassified from AOCI, net of income tax	6	332	—	21	359
Cumulative effects of changes in accounting principles	(119)	—	—	—	(119)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,222	207	(7)	(379)	1,043
Cumulative effects of changes in accounting principles, net of income tax (3)	1,103	207	(7)	(379)	924
Transfer to affiliate, net of tax (4)	—	—	—	1,857	1,857
Balance at December 31, 2018	$2,515	$1,382	$(74)	$(261)	$3,562
__________________

(1)	See Note 8 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 3.

(3)	See Note 1 for further information on adoption of new accounting pronouncements.

(4)	See Note 14.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2018	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$89	$12	$10	Net investment gains (losses)
Net unrealized investment gains (losses)	18	3	21	Net investment income
Net unrealized investment gains (losses)	(115)	(117)	(102)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(8)	(102)	(71)
Income tax (expense) benefit	2	33	26
Net unrealized investment gains (losses), net of income tax	(6)	(69)	(45)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	23	24	57	Net derivative gains (losses)
Interest rate swaps	18	16	12	Net investment income
Interest rate forwards	(1)	(11)	(1)	Net derivative gains (losses)
Interest rate forwards	2	2	3	Net investment income
Foreign currency swaps	(469)	938	(251)	Net derivative gains (losses)
Foreign currency swaps	(3)	(1)	(1)	Net investment income
Credit forwards	1	1	3	Net derivative gains (losses)
Credit forwards	1	1	1	Net investment income
Gains (losses) on cash flow hedges, before income tax	(428)	970	(177)
Income tax (expense) benefit	96	(338)	62
Gains (losses) on cash flow hedges, net of income tax	(332)	632	(115)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(35)	(179)	(198)
Amortization of prior service (costs) credit	1	20	7
Amortization of defined benefit plan items, before income tax	(34)	(159)	(191)
Income tax (expense) benefit	13	57	60
Amortization of defined benefit plan items, net of income tax	(21)	(102)	(131)
Total reclassifications, net of income tax	$(359)	$461	$(291)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 14.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

13. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

Year Ended
December 31, 2018
(In millions)
Prepaid legal plans	$286
Recordkeeping and administrative services (1)	220
Administrative services-only contracts	205
Other revenue from service contracts from customers	38
Total revenues from service contracts from customers	$749
Other (2)	837
Total other revenues	$1,586
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.

(2)	Other primarily includes reinsurance ceded. See Note 6.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
General and administrative expenses	$2,458	$2,608	$2,598
Pension, postretirement and postemployment benefit costs	66	167	251
Premium taxes, other taxes, and licenses & fees	366	273	367
Commissions and other variable expenses	1,757	1,801	2,366
Capitalization of DAC	(34)	(61)	(332)
Amortization of DAC and VOBA	470	241	441
Interest expense on debt	108	106	112
Total other expenses	$5,191	$5,135	$5,803
Capitalization of DAC and Amortization of DAC and VOBA
See Note 5 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 7 for a description of the DAC amortization impact associated with the closed block.
Expenses related to Debt
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
13. Other Revenues and Other Expenses (continued)

Restructuring Charges
In 2016, the Company completed a previous enterprise-wide strategic initiative. These restructuring charges are included in other expenses. As the expenses relate to an enterprise-wide initiative, they are reported in Corporate & Other. Information regarding restructuring charges was as follows:

	Year Ended December 31, 2016
	Severance	Lease and Asset Impairment	Total
	(In millions)
Balance at January 1,	$17	$4	$21
Restructuring charges	—	1	1
Cash payments	(17)	(4)	(21)
Balance at December 31,	$—	$1	$1
Total restructuring charges incurred since inception of initiative	$306	$47	$353
14. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
Through September 30, 2018, the Company sponsored and administered various qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering employees who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and either final average or career average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as interest credits, determined annually based upon the annual rate of interest on 30-year U.S. Treasury securities, for each account balance. In September 2018, the qualified and nonqualified defined benefit pension plans were amended, effective January 1, 2023, to provide benefits accruals for all active participants under the cash balance formula and to cease future accruals under the traditional formula. The nonqualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. Participating affiliates are allocated an equitable share of net expense related to the plans, proportionate to other expenses being allocated to these affiliates.
Through September 30, 2018, the Company also provided certain postemployment benefits and certain postretirement medical and life insurance benefits for retired employees. Employees of MetLife who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for the Company may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total costs of postretirement medical benefits. Employees of MetLife hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits. Participating affiliates are allocated a proportionate share of net expense and contributions related to the postemployment and other postretirement plans. In September 2018, the postretirement medical and life insurance benefit plans were amended, effective January 1, 2023, to discontinue the accrual of the employer subsidy credits for eligible employees.
As of October 1, 2018, except for the nonqualified defined benefit pension plan, the plan sponsor was changed from the Company to an affiliate (the “Transferred Plans”). The Company transferred the net benefit obligation and plan assets at book value as of September 30, 2018 as an additional paid-in-capital transaction, including the related unrecognized AOCI. The Company remains a participating affiliate of the Transferred Plans.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

Obligations and Funded Status

	December 31,
	2018			2017
	Pension Benefits (1)		Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$10,479		$1,656	$9,837	$1,742
Transfer to affiliate (2)	(9,316)		(1,648)	—	—
Service costs	18		—	169	6
Interest costs	42		1	415	75
Plan participants’ contributions	—		—	—	33
Plan amendments	(20)		—	—	—
Net actuarial (gains) losses	(40)		(2)	618	(96)
Divestitures, settlements and curtailments	—		15	3	2
Benefits paid	(83)		(1)	(563)	(106)
Effect of foreign currency translation	—		(2)	—	—
Benefit obligations at December 31,	1,080		19	10,479	1,656
Change in plan assets:
Estimated fair value of plan assets at January 1,	9,371		1,426	8,721	1,379
Transfer to affiliate (2)	(9,371)		(1,426)	—	—
Actual return on plan assets	—		2	947	124
Divestitures, settlements and curtailments	—	—	18	—	—
Plan participants’ contributions	—		—	—	33
Employer contributions	83		—	266	(4)
Benefits paid	(83)		(1)	(563)	(106)
Foreign exchange impact	—		(1)	—	—
Estimated fair value of plan assets at December 31,	—		18	9,371	1,426
Over (under) funded status at December 31,	$(1,080)		$(1)	$(1,108)	$(230)
Amounts recognized on the consolidated balance sheets:
Other assets	$—		$5	$55	$160
Other liabilities	(1,080)		(6)	(1,163)	(390)
Net amount recognized	$(1,080)		$(1)	$(1,108)	$(230)
AOCI:
Net actuarial (gains) losses	$360		$(5)	$2,831	$(55)
Prior service costs (credit)	(22)		1	(10)	(26)
AOCI, before income tax	$338		$(4)	$2,821	$(81)
Accumulated benefit obligation	$1,040		N/A	$10,180	N/A
__________________

(1)	Includes nonqualified unfunded plans, for which the aggregate PBO was $1.1 billion and $1.2 billion at December 31, 2018 and 2017, respectively.

(2)	Transfer to affiliate represents the Transferred Plans’ book value as of September 30, 2018, net of the related 2018 net periodic benefit costs. See “— Net Periodic Benefit Costs.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

Information for pension plans with PBOs in excess of plan assets and accumulated benefit obligations (“ABO”) in excess of plan assets was as follows at:

	December 31,
	2018	2017	2018	2017
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$1,080	$1,163	$1,080	$1,163
Accumulated benefit obligations	$1,040	$1,116	$1,040	$1,116
Estimated fair value of plan assets	$—	$—	$—	$—
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2018		2017		2016
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$123	$4	$169	$6	$203	$9
Interest costs	290	41	415	75	415	82
Settlement and curtailment costs (1)	—	—	3	2	1	30
Expected return on plan assets	(394)	(54)	(509)	(72)	(527)	(74)
Amortization of net actuarial (gains) losses	142	(26)	189	—	188	10
Amortization of prior service costs (credit)	(1)	(14)	(1)	(22)	(1)	(6)
Allocated to affiliates	(66)	19	(48)	1	(64)	(9)
Total net periodic benefit costs (credit) (2)	94	(30)	218	(10)	215	42
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	(40)	(4)	181	(148)	176	(121)
Prior service costs (credit)	(20)	—	—	—	(11)	(40)
Amortization of net actuarial (gains) losses	(35)	—	(189)	—	(188)	(10)
Amortization of prior service (costs) credit	1	—	1	22	1	6
Transfer to affiliate (3)	(2,389)	81	—	—	—	—
Dispositions (4)	—	—	—	—	(32)	2
Total recognized in OCI	(2,483)	77	(7)	(126)	(54)	(163)
Total recognized in net periodic benefit costs and OCI	$(2,389)	$47	$211	$(136)	$161	$(121)
__________________

(1)	The Company recognized curtailment charges in 2016 on certain postretirement benefit plans in connection with the U.S. Retail Advisor Force Divestiture. See Note 18.

(2)	Includes costs (credit) related to Transferred Plans of $65 million and ($49) million for pension benefits and other postretirement benefits, respectively, for the year ended December 31, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

(3)	Transfer to affiliate represents the Transferred Plans’ book value as of September 30, 2018, net of the related 2018 other changes in plan assets and benefit obligations recognized in OCI.

(4)	See Note 3.
The estimated net actuarial (gains) losses and prior service costs (credit) for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit costs over the next year are $25 million and ($3) million, respectively.
Assumptions
Assumptions used in determining benefit obligations were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2018
Weighted average discount rate	4.35%			3.75%
Rate of compensation increase	2.25%	-	8.50%	N/A
December 31, 2017
Weighted average discount rate	3.65%			3.70%
Rate of compensation increase	2.25%	-	8.50%	N/A
Assumptions used in determining net periodic benefit costs for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2018
Weighted average discount rate	3.65%			3.70%
Weighted average expected rate of return on plan assets	5.75%			5.11%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2017
Weighted average discount rate	4.30%			4.45%
Weighted average expected rate of return on plan assets	6.00%			5.36%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2016
Weighted average discount rate	4.13%			4.37%
Weighted average expected rate of return on plan assets	6.00%			5.53%
Rate of compensation increase	2.25%	-	8.50%	N/A
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
The weighted average expected rate of return on plan assets for use in the plan valuation in 2019 is currently anticipated to be 4.00% for other postretirement benefits.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2018		2017
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	6.6%	6.6%	5.6%	6.6%
Ultimate rate to which cost increase is assumed to decline	4.0%	4.0%	4.0%	4.3%
Year in which the ultimate trend rate is reached	2040	2040	2086	2098
Assumed healthcare costs trend rates may have a significant effect on the amounts reported for healthcare plans. A 1% change in assumed healthcare costs trend rates would have the following effects as of December 31, 2018:

	One Percent Increase	One Percent Decrease
	(In millions)
Effect on total of service and interest costs components	$—	$—
Effect of accumulated postretirement benefit obligations	$1	$(1)
Plan Assets
Through September 30, 2018, the Company provided MetLife employees with benefits under various Employee Retirement Income Security Act of 1974 (“ERISA”) benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of the Company’s qualified pension plans are held in an insurance group annuity contract, and the vast majority of the assets of the postretirement medical plan and backing the retiree life coverage are held in a trust which largely utilizes insurance contracts to hold the assets. All of these contracts are issued by the Company, and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity securities AFS, equity securities, derivatives, real estate, private equity investments and hedge fund investments.
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
As part of the plan sponsor changes, the plan assets associated with the table below were transferred to an affiliate as of October 1, 2018. The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by major asset class at December 31, 2017 for the Invested Plans:

	Pension Benefits	Other Postretirement Benefits (1)
	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities AFS	82%	84%
Equity securities (2)	10%	15%
Alternative securities (3)	8%	1%
Total assets	100%	100%
__________________

(1)	Other postretirement benefits do not reflect postretirement life insurance plan assets invested in fixed maturity securities AFS.

(2)	Equity securities percentage includes derivative assets.

(3)	Alternative securities primarily include hedge, private equity and real estate funds.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

At December 31, 2018, other postretirement plan assets measured at estimated fair value on a recurring basis were $18 million and were classified as short-term investments Level 2. At December 31, 2017, the pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2017
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$3,726	$1	$3,727	$20	$362	$—	$382
U.S. government bonds	1,256	528	—	1,784	269	6	—	275
Foreign bonds	—	937	—	937	—	94	—	94
Federal agencies	35	134	—	169	—	17	—	17
Municipals	—	335	—	335	—	28	—	28
Short-term investments	135	192	—	327	8	391	—	399
Other (1)	7	383	9	399	—	68	—	68
Total fixed maturity securities AFS	1,433	6,235	10	7,678	297	966	—	1,263
Equity securities	797	91	3	891	153	—	—	153
Other investments	—	144	622	766	—	9	—	9
Derivative assets	33	2	1	36	1	—	—	1
Total assets	$2,263	$6,472	$636	$9,371	$451	$975	$—	$1,426
__________________

(1)	Other primarily includes money market securities, mortgage-backed securities, collateralized mortgage obligations and ABS.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Benefits
	Fixed Maturity Securities AFS:
	Corporate	Other (1)	Equity Securities	Other Investments	Derivative Assets
	(In millions)
Balance, January 1, 2017	$—	$9	$—	$634	$64
Realized gains (losses)	(10)	—	2	—	(22)
Unrealized gains (losses)	10	—	—	(12)	6
Purchases, sales, issuances and settlements, net	—	7	(4)	—	(47)
Transfers into and/or out of Level 3	1	(7)	5	—	—
Balance, December 31, 2017	$1	$9	$3	$622	$1
Realized gains (losses)	—	—	—	—	—
Unrealized gains (losses)	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	—	—
Transfers into and/or out of Level 3	—	—	—	—	—
Transfer to affiliate	(1)	(9)	(3)	(622)	(1)
Balance, December 31, 2018	$—	$—	$—	$—	$—
__________________

(1)	Other includes ABS and collateralized mortgage obligations.
For the years ended December 31, 2018 and 2017, there were no other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Expected Future Contributions and Benefit Payments
Benefit payments due under the nonqualified pension plans are primarily funded from the Company’s general assets as they become due under the provisions of the plans, and therefore benefit payments equal employer contributions. The Company expects to make contributions of $70 million to fund the benefit payments in 2019.
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
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2019	$69	$1
2020	$73	$1
2021	$64	$1
2022	$68	$1
2023	$73	$1
2024-2028	$381	$6

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

Additional Information
As previously discussed, most of the assets of the pension benefit plans are held in a group annuity contract issued by the Company while some of the assets of the postretirement benefit plans are held in a trust which largely utilizes life insurance contracts issued by the Company to hold such assets. Total revenues from these contracts recognized on the consolidated statements of operations were $56 million, $56 million and $57 million for the years ended December 31, 2018, 2017 and 2016, respectively, and included policy charges and net investment income from investments backing the contracts and administrative fees. Total investment income (loss), including realized and unrealized gains (losses), credited (debited) to the account balances was ($448) million, $1.1 billion and $660 million for the years ended December 31, 2018, 2017 and 2016, respectively. The terms of these contracts are consistent in all material respects with those the Company offers to unaffiliated parties that are similarly situated.
Defined Contribution Plans
Through September 30, 2018, the Company sponsored defined contribution plans for substantially all MetLife employees under which a portion of employee contributions are matched. As of October 1, 2018, the plan’s sponsor for the defined contribution plans was moved from the Company to an affiliate. The Company contributed $42 million, $65 million and $73 million for the years ended December 31, 2018, 2017 and 2016, respectively.
15. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Current:
U.S. federal	$217	$1,511	$675
U.S. state and local	9	4	5
Non-U.S.	91	14	40
Subtotal	317	1,529	720
Deferred:
U.S. federal	(88)	(2,099)	(539)
Non-U.S.	(56)	9	18
Subtotal	(144)	(2,090)	(521)
Provision for income tax expense (benefit)	$173	$(561)	$199

The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Income (loss):
U.S.	$1,202	$4,045	$2,379
Non-U.S.	3,107	(1,079)	(438)
Total	$4,309	$2,966	$1,941

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The reconciliation of the income tax provision at the U.S. statutory rate (21% in 2018; 35% in 2017 and 2016) to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Tax provision at U.S. statutory rate	$905	$1,039	$679
Tax effect of:
Dividend received deduction	(34)	(65)	(79)
Tax-exempt income	(13)	(49)	(38)
Prior year tax (1)	(175)	(29)	(33)
Low income housing tax credits	(284)	(278)	(270)
Other tax credits	(77)	(101)	(98)
Foreign tax rate differential	(8)	—	1
Change in valuation allowance	1	—	(1)
U.S. Tax Reform impact (2) (3)	(139)	(1,089)	—
Other, net	(3)	11	38
Provision for income tax expense (benefit)	$173	$(561)	$199
__________________

(1)	As discussed further below, for the year ended December 31, 2018, prior year tax includes a $168 million non-cash benefit related to an uncertain tax position.

(2)
For the year ended December 31, 2018, U.S. Tax Reform impact includes a $139 million tax benefit related to the adjustment of deferred taxes due to the U.S. tax rate change. This excludes $12 million of tax provision at the U.S. statutory rate for a total tax reform benefit of $151 million.

(3)	For the year ended December 31, 2017, U.S. Tax Reform impact of ($1.1) billion excludes ($23) million of tax provision at the U.S. statutory rate for a total tax reform benefit of ($1.1) billion.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The incremental financial statement impact related to U.S. Tax Reform was as follows:

	Years Ended December 31,
	2018	2017
	(In millions)
Income (loss) before provision for income tax	$(58)	$(66)
Provision for income tax expense (benefit):
Deferred tax revaluation	(151)	(1,112)
Total provision for income tax expense (benefit)	(151)	(1,112)
Income (loss), net of income tax	93	1,046
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	133
Increase to net equity from U.S. Tax Reform	$93	$1,179
In accordance with SAB 118 issued by the U.S. Securities and Exchange Commission (“SEC”) in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting is not complete. For these items, the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates were reported as provisional amounts during the measurement period, which did not exceed one year from the date of enactment of U.S. Tax Reform. The Company reflected adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
As of December 31, 2017, the following items were considered provisional estimates due to complexities and ambiguities in U.S. Tax Reform which resulted in incomplete accounting for the tax effects of these provisions. Further guidance, either legislative or interpretive, and analysis were completed during the measurement period. As a result, the following updates were made to complete the accounting for these items as of December 31, 2018:

•
Deemed Repatriation Transition Tax - The Company recorded a $1 million charge for this item for the year ended December 31, 2017. For the year ended December 31, 2018, the Company did not record an additional tax charge.

•
Global Intangible Low-Tax Income (“GILTI”) - U.S. Tax Reform imposes a minimum tax on GILTI, which is generally the excess income of foreign subsidiaries over a 10% rate of routine return on tangible business assets. For the year ended December 31, 2017, the Company did not record a tax charge for this item. In 2018, the Company established an accounting policy in which it treats taxes due on GILTI as a current-period expense when incurred. For the year ended December 31, 2018, the Company did not record a tax charge.

•
Compensation and Fringe Benefits - U.S. Tax Reform limits certain employer deductions for fringe benefit and related expenses and also repeals the exception allowing the deduction of certain performance-based compensation paid to certain senior executives. The Company recorded an $8 million tax charge, included within the deferred tax revaluation as of December 31, 2017. The Company determined that no additional adjustment was required for the year ended December 31, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

•
Alternative Minimum Tax Credits - U.S. Tax Reform eliminates the corporate alternative minimum tax and allows for minimum tax credit carryforwards to be used to offset future regular tax or to be refunded 50% each tax year beginning in 2018, with any remaining balance fully refunded in 2021. However, pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, as amended, refund payments issued for corporations claiming refundable prior year alternative minimum tax credits are subject to a sequestration rate of 6.2%. The application of this fee to refunds in future years is subject to further guidance. Additionally, the sequestration reduction rate in effect at the time is subject to uncertainty. For the year ended December 31, 2017, the Company recorded a $7 million tax charge included within the deferred tax revaluation. For the year ended December 31, 2018, the Company determined that no additional adjustment was required. In early 2019, the Internal Revenue Service (“IRS”) issued guidance indicating that for years beginning after December 31, 2017, refund payments and credit elect and refund offset transactions due to refundable minimum tax credits will not be subject to sequestration. The Company will incorporate the impacts of this IRS announcement in 2019.

•
Tax Credit Partnerships - The reduction in the federal corporate income tax rate due to U.S. Tax Reform required adjustments for multiple investment portfolios, including tax credit partnerships and tax-advantaged leveraged leases. Certain tax credit partnership investments derive returns in part from income tax credits. The Company recognizes changes in tax attributes at the partnership level when reported by the investee in its financial information. The Company did not receive the necessary investee financial information to determine the impact of U.S. Tax Reform on the tax attributes of its tax credit partnership investments until the third quarter of 2018. Accordingly, prior to the third quarter of 2018, the Company applied prior law to these equity method investments in accordance with SAB 118. For the year ended December 31, 2018, after receiving additional investee information, a reduction in tax credit partnerships’ equity method income of $46 million, net of income tax, was included in net investment income. The tax-advantaged leveraged lease portfolio is valued on an after-tax yield-basis. In 2018, the Company received third party data that was used to complete a comprehensive review of its portfolio to determine the full and complete impact of U.S. Tax Reform on these investments. As a result of this review, a tax benefit of $126 million was recorded for the year ended December 31, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2018	2017
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,491	$1,361
Net operating loss carryforwards	22	23
Employee benefits	518	595
Tax credit carryforwards	1,038	1,127
Litigation-related and government mandated	131	117
Other	—	437
Total gross deferred income tax assets	3,200	3,660
Less: Valuation allowance	21	20
Total net deferred income tax assets	3,179	3,640
Deferred income tax liabilities:
Investments, including derivatives	1,516	1,989
Intangibles	32	32
DAC	558	673
Net unrealized investment gains	987	2,313
Other	43	2
Total deferred income tax liabilities	3,136	5,009
Net deferred income tax asset (liability)	$43	$(1,369)
The Company also has recorded a valuation allowance charge of $1 million related to certain U.S. state net operating loss carryforwards for the year ended December 31, 2018. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain U.S. state net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.
U.S. state net operating loss carryforwards of $140 million at December 31, 2018 will expire beginning in 2034.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The following table sets forth the general business credits and other credit carryforwards for tax return purposes at December 31, 2018.

	Tax Credit Carryforwards
	General Business Credits	Other
	(In millions)
Expiration:
2019-2023	$—	$—
2024-2028	—	—
2029-2033	200	—
2034-2038	1,139	—
Indefinite	—	90
	$1,339	$90
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due from affiliates included $27 million and $203 million for the years ended December 31, 2018 and 2017, respectively.
The Company files income tax returns with the U.S. federal government and various U.S. state and local jurisdictions, as well as non-U.S. jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2007, except for refund claims filed in 2017 with the IRS for 2000 through 2002 to recover tax and interest predominantly related to the disallowance of certain foreign tax credits for which the Company received a statutory notice of deficiency in 2015 and paid the tax thereon. The disallowed foreign tax credits relate to certain non-U.S. investments held by Metropolitan Life Insurance Company in support of its life insurance business through a United Kingdom investment subsidiary that was structured as a joint venture until early 2009.
For tax years 2003 through 2006, the Company entered into binding agreements with the IRS under which all remaining issues, including the foreign tax credit matter noted above, for these years were resolved. Accordingly, in the fourth quarter of 2018, the Company recorded a non-cash benefit to net income of $349 million, net of tax, comprised of a $168 million tax benefit recorded in provision for income tax expense (benefit) and a $229 million interest benefit ($181 million, net of tax) included in other expenses. For tax years 2000 through 2002 (which are closed to IRS examination except for the refund claim described above) and 2007 through 2009 (which are the subject of the current IRS examination), the Company has established adequate reserves for tax liabilities. The Company continues to pursue final resolution of disallowed foreign tax credits, as well as related issues, for the open tax years in a manner consistent with the final resolution of such issues for 2003 through 2006. Although the final timing and details of any such resolution remain uncertain, and could be affected by many factors, closure with the IRS for tax years 2000 through 2002, and 2007 through 2009, may occur in 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The Company’s liability for unrecognized tax benefits may increase or decrease in the next 12 months. For example, federal tax legislation and regulation could impact unrecognized tax benefits. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Balance at January 1,	$890	$931	$1,075
Additions for tax positions of prior years	3	—	7
Reductions for tax positions of prior years (1)	(169)	(38)	(109)
Additions for tax positions of current year	3	4	6
Reductions for tax positions of current year	—	(1)	—
Settlements with tax authorities (2)	(285)	(6)	(48)
Balance at December 31,	$442	$890	$931
Unrecognized tax benefits that, if recognized would impact the effective rate	$442	$890	$931
__________________

(1)	The decrease in 2018 is primarily related to the non-cash benefit from the tax audit settlement discussed above.

(2)	The decrease in 2018 is primarily related to the tax audit settlement, of which $284 million was reclassified to the current income tax payable account.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense.
Interest was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Interest expense (benefit) recognized on the consolidated statements of operations (1)	$(457)	$47	$(33)

		December 31,
		2018	2017
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$196	$653
__________________

(1)	The decrease in 2018 is primarily related to the tax audit settlement, of which $184 million was recorded in other expenses and $273 million was reclassified to the current income tax payable account.
The Company had no penalties for the years ended December 31, 2018, 2017 and 2016.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

16. Contingencies, Commitments and Guarantees
Contingencies
Litigation
The Company is a defendant in a large number of litigation matters. Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed below and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, mortgage lending bank, employer, investor, investment advisor, broker-dealer, and taxpayer.
The Company also receives and responds to subpoenas or other inquiries seeking a broad range of information from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the SEC; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority, as well as from local and national regulators and government authorities in jurisdictions outside the United States where the Company conducts business. The issues involved in information requests and regulatory matters vary widely, but can include inquiries or investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. The Company cooperates in these inquiries.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2018. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $425 million.
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
The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2018	2017	2016
	(In millions, except number of claims)
Asbestos personal injury claims at year end	62,522	62,930	67,223
Number of new claims during the year	3,359	3,514	4,146
Settlement payments during the year (1)	$51.4	$48.6	$50.2
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its recorded liability for asbestos-related claims to $502 million at December 31, 2018.
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
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of persons for whom Metropolitan Life Insurance Company established a Total Control Account (“TCA”) to pay death benefits under an ERISA plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied Metropolitan Life Insurance Company’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. The Company intends to defend this action vigorously.
Voshall v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Los Angeles, April 8, 2015)
Plaintiff filed this putative class action lawsuit on behalf of himself and all persons covered under a long-term group disability income insurance policy issued by Metropolitan Life Insurance Company to public entities in California between April 8, 2011 and April 8, 2015. Plaintiff alleges that Metropolitan Life Insurance Company improperly reduced benefits by including cost of living adjustments and employee paid contributions in the employer retirement benefits and other income that reduces the benefit payable under such policies. Plaintiff asserts causes of action for declaratory relief, violation of the California Business & Professions Code, breach of contract and breach of the implied covenant of good faith and fair dealing. The parties reached a settlement, which the court approved on January 3, 2019.
Martin v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by Metropolitan Life Insurance Company in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that Metropolitan Life Insurance Company has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiffs assert causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiffs seek declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted Metropolitan Life Insurance Company’s motion to dismiss. Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Company intends to defend this action vigorously.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, on behalf of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature on their long-term care insurance policies and whose premium rates were increased after age 65. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted Metropolitan Life Insurance Company’s motion to dismiss the action. Plaintiff appealed this ruling and the United States Court of Appeals for the Seventh Circuit reversed and remanded the case to the district court for further proceedings. The Company intends to defend this action vigorously.
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
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (“The Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., Metropolitan Life Insurance Company and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. The defendants intend to defend this action vigorously.
Miller, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., filed January 4, 2019)
Plaintiff filed a second amended complaint in this putative class action, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy with a Group Variable Universal Life policy wherein Metropolitan Life Insurance Company allegedly charged smoker rates for certain non-smokers. Plaintiff seeks unspecified compensatory and punitive damages, as well as other relief. The Company intends to defend this action vigorously.
Regulatory and Litigation Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. The Company is exposed to lawsuits and regulatory investigations, and could be exposed to additional legal actions relating to these issues. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Regulatory Matters
The NYDFS examined these issues and other unrelated issues as part of its quinquennial exam and entered into a consent order with Metropolitan Life Insurance Company on January 28, 2019. Several additional regulators have made similar inquiries and it is possible that other jurisdictions may pursue similar investigations or inquiries.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Litigation Matters
Roycroft v. MetLife, Inc., et al. (S.D.N.Y., filed June 18, 2018)
Plaintiff filed this putative class action on behalf of all persons due benefits under group annuity contracts but who did not receive the entire amount to which they were entitled. Plaintiff asserts claims for unjust enrichment, accounting, and restitution based on allegations that Metropolitan Life Insurance Company and MetLife, Inc. failed to timely pay annuity benefits to certain group annuitants. Plaintiff seeks declaratory and injunctive relief, as well as unspecified compensatory and punitive damages, and other relief. The court dismissed this matter as to all defendants on January 15, 2019.
Insolvency Assessments
Many jurisdictions in which the Company is admitted to transact business require insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers or those that may become impaired, insolvent or fail. These associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. In addition, certain jurisdictions have government owned or controlled organizations providing life, health and property and casualty insurance to their citizens, whose activities could place additional stress on the adequacy of guaranty fund assessments. Many of these organizations have the power to levy assessments similar to those of the guaranty associations. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets.
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2018	2017
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$42	$51
Premium tax offset currently available for paid assessments	43	49
Total	$85	$100
Other Liabilities:
Insolvency assessments	$57	$66

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Commitments
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space and equipment. Future minimum gross rental payments relating to these lease arrangements are as follows:

Amount
(In millions)
2019	$125
2020	137
2021	136
2022	134
2023	122
Thereafter	567
Total	$1,221
Operating lease expense was $116 million, $187 million, and $204 million for the years ended December 31, 2018, 2017 and 2016, respectively. Effective January 1, 2018, the Company assigned certain leases to an affiliate. The Company, as assignor, remains liable under the leases to the extent that the affiliate, as assignee, cannot meet any obligations. Total minimum rental payments to be received in the future under non-cancelable subleases were $628 million as of December 31, 2018. Non-cancelable sublease income was $66 million, $40 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.6 billion and $3.3 billion at December 31, 2018 and 2017, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.6 billion and $3.9 billion at December 31, 2018 and 2017, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $442 million, with a cumulative maximum of $827 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

The Company’s recorded liabilities were $5 million and $4 million at December 31, 2018 and 2017, respectively, for indemnities, guarantees and commitments.
17. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2018 and 2017 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions)
2018
Total revenues	$8,446	$14,809	$9,751	$9,155
Total expenses	$7,711	$13,709	$8,847	$7,585
Net income (loss)	$672	$1,007	$816	$1,641
Less: Net income (loss) attributable to noncontrolling interests	$3	$5	$2	$(4)
Net income (loss) attributable to Metropolitan Life Insurance Company	$669	$1,002	$814	$1,645
2017
Total revenues	$8,645	$9,342	$10,286	$8,952
Total expenses	$7,978	$8,534	$9,411	$8,336
Net income (loss)	$547	$644	$708	$1,628
Less: Net income (loss) attributable to noncontrolling interests	$1	$2	$5	$(6)
Net income (loss) attributable to Metropolitan Life Insurance Company	$546	$642	$703	$1,634
18. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $2.1 billion, $2.2 billion and $2.1 billion for the years ended December 31, 2018, 2017 and 2016, respectively. Total revenues received from affiliates related to these agreements were $135 million, $234 million and $251 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $1.1 billion, $1.4 billion and $1.5 billion for the years ended December 31, 2018, 2017 and 2016, respectively, and were reimbursed to the Company by these affiliates.
In 2018, the Company and the MetLife enterprise updated its shared facilities and services structure to more efficiently share enterprise assets and services. Effective as of October 1, 2018, the Company entered into new service agreements with its affiliates, which replaced existing agreements. Under the new agreements, the Company will no longer be the primary provider of services to affiliates and will receive further services from affiliates to conduct its activities.
The Company had net payables to affiliates, related to the items discussed above, of $181 million and $205 million at December 31, 2018 and 2017, respectively.
See Notes 1, 6, 8, 11, 12 and 14 for additional information on related party transactions. Also, see Note 6 for information related to the separation of Brighthouse.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
18. Related Party Transactions (continued)

Sales Distribution Services
In July 2016, MetLife, Inc. completed the U.S. Retail Advisor Force Divestiture. MassMutual assumed all of the liabilities related to such assets and that arise or occur after the closing of the sale.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2018
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
U.S. government and agency	$28,139	$30,161	$30,161
Public utilities	6,822	7,149	7,149
Municipals	6,070	6,947	6,947
Foreign government	4,191	4,492	4,492
All other corporate bonds	72,886	72,766	72,766
Total bonds	118,108	121,515	121,515
Mortgage-backed and asset-backed securities	36,256	36,708	36,708
Redeemable preferred stock	811	850	850
Total fixed maturity securities AFS	155,175	159,073	159,073
Equity securities:
Common stock:
Industrial, miscellaneous and all other	360	368	368
Public utilities	83	74	74
Non-redeemable preferred stock	352	331	331
Total equity securities	795	773	773
Mortgage loans	63,687		63,687
Policy loans	6,061		6,061
Real estate and real estate joint ventures	6,110		6,110
Real estate acquired in satisfaction of debt	42		42
Other limited partnership interests	4,481		4,481
Short-term investments	1,506		1,506
Other invested assets	15,690		15,690
Total investments	$253,547		$257,423
______________

(1)
Amortized cost for fixed maturity securities AFS and mortgage loans represents original cost reduced by repayments, valuation allowances and impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premium or accretion of discount; for equity securities, cost represents original cost; for real estate, cost represents original cost reduced by impairments and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2018 and 2017
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2018
U.S.	$403	$67,770	$67,233	$—	$137	$26
MetLife Holdings	3,709	65,730	23,423	494	159	167
Corporate & Other	5	291	—	—	—	—
Total	$4,117	$133,791	$90,656	$494	$296	$193
2017
U.S.	$413	$61,665	$69,559	$—	$165	$23
MetLife Holdings	3,930	66,753	24,380	499	162	179
Corporate & Other	5	294	—	—	—	—
Total	$4,348	$128,712	$93,939	$499	$327	$202
______________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2018
U.S.	$24,411	$6,429	$25,922	$75	$2,810
MetLife Holdings	4,306	4,653	5,649	395	2,079
Corporate & Other	20	(163)	5	—	917
Total	$28,737	$10,919	$31,576	$470	$5,806
2017
U.S.	$20,500	$6,012	$22,019	$56	$2,680
MetLife Holdings	4,643	4,758	6,004	185	2,293
Corporate & Other	9	(257)	4	—	1,018
Total	$25,152	$10,513	$28,027	$241	$5,991
2016
U.S.	$18,909	$5,811	$20,263	$56	$2,721
MetLife Holdings	5,739	5,355	7,128	342	2,797
Corporate & Other	287	(83)	155	43	1,044
Total	$24,935	$11,083	$27,546	$441	$6,562
______________

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2018, 2017 and 2016
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2018
Life insurance in-force	$3,736,612	$260,086	$453,560	$3,930,086	11.5%
Insurance premium
Life insurance (1)	$19,673	$894	$725	$19,504	3.7%
Accident & health insurance	7,210	128	27	7,109	0.4%
Total insurance premium	$26,883	$1,022	$752	$26,613	2.8%
2017
Life insurance in-force	$3,377,964	$266,895	$490,033	$3,601,102	13.6%
Insurance premium
Life insurance (1)	$16,022	$1,132	$1,097	$15,987	6.9%
Accident & health insurance	7,040	121	19	6,938	0.3%
Total insurance premium	$23,062	$1,253	$1,116	$22,925	4.9%
2016
Life insurance in-force	$3,013,618	$277,693	$777,037	$3,512,962	22.1%
Insurance premium
Life insurance (1)	$14,931	$1,101	$1,668	$15,498	10.8%
Accident & health insurance	7,000	124	19	6,895	0.3%
Total insurance premium	$21,931	$1,225	$1,687	$22,393	7.5%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2018, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $14.7 billion and $1.2 billion, respectively, and life insurance premiums of $117 million and $9 million, respectively. For the year ended December 31, 2017, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $16.2 billion and $1.3 billion, respectively, and life insurance premiums of $132 million and $122 million, respectively. For the year ended December 31, 2016, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $17.6 billion and $258.3 billion, respectively, and life insurance premiums of $45 million and $727 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company has designed these controls and procedures to ensure that information the Company is required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Company management, including the CEO and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2018.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. In fulfilling this responsibility, management’s estimates and judgments must assess the expected benefits and related costs of control procedures. The Company’s internal control objectives include providing management with reasonable, but not absolute, assurance that the Company has safeguarded assets against loss from unauthorized use or disposition, and that the Company has executed transactions in accordance with management’s authorization and recorded them properly to permit the preparation of consolidated financial statements in conformity with GAAP.
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
Except with respect to our remedial actions described below, the Company did not materially change its internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2018, and made no changes that it believes are reasonably likely to materially affect, its internal control over financial reporting.
Remediation of Material Weakness
The Company identified the following material weakness in the principles associated with both the control activities and information and communication components of the COSO framework as of December 31, 2017 in its annual report on Form 10-K for the year ended December 31, 2017:
RIS Group Annuity Reserves:

•
Ineffective design and operating effectiveness of the controls related to processes and procedures for identifying unresponsive and missing group annuity annuitants and pension beneficiaries (Control Activities); and

•	Ineffective design and operating effectiveness of the controls intended to ensure timely communication and escalation of the issue throughout the Company (Information and Communication).
The Company’s remediation steps outlined below strengthened its internal control over financial reporting. As of December 31, 2018, the Company had implemented these enhanced procedures and controls and successfully tested them. As a result, the Company concluded that it had remediated the material weakness associated with RIS Group Annuity Reserves as of that date.

To remediate the material weakness identified above, management performed the following actions:
RIS Group Annuity Reserves:

•
The Company engaged third party advisors and employees, supervised by MetLife, Inc.’s and the Company’s CRO, to examine and analyze the facts and circumstances giving rise to the material weakness and addressed those findings;

•
The Company changed its accounting procedures, administrative and search practices to identify, contact, and record responses from “unresponsive and missing” plan annuitants and to otherwise locate missing annuitants; and

•	The Company implemented enhanced internal controls associated with timely internal communication and escalation procedures and governance.
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
Independent Auditor’s Fees for 2018 and 2017
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2018 and 2017. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2018	2017
	(In millions)
Audit fees (1)	$41.7	$43.9
Audit-related fees (2)	$13.8	$10.3
Tax fees (3)	$1.4	$2.7
All other fees (4)	$1.3	$0.9
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 89.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 89.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 236.
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

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization of Metropolitan Life Insurance Company dated September 28, 1999.	S-1	333-91517	2.1	23-Nov-99

2.2	Amendment to Plan of Reorganization of Metropolitan Life Insurance Company, dated March 9, 2000.	S-1/A	333-91517	2.2	29-Mar-00

3.1	Amended and Restated Charter of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.2	19-May-16

3.2	Amended and Restated By-Laws of Metropolitan Life Insurance Company, effective May 16, 2016	8-K	000-55029	3.4	19-May-16

10.1	Five-Year Credit Agreement, dated as of August 4, 2017 (“2017 Credit Agreement”), amending and restating the Five-Year Credit Agreement, dated as of May 30, 2014 (“2014 Credit Agreement”), among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (The 2017 Credit Agreement is included as Exhibit A to the Second Amendment, dated as of December 20, 2016, to the 2014 Credit Agreement).	8-K	001-15787	10.1	21-Dec-16

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 18, 2019

METROPOLITAN LIFE INSURANCE COMPANY

By		/s/ Steven A. Kandarian
	Name:	Steven A. Kandarian
	Title:	Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 18, 2019
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	March 18, 2019
Carlos M. Gutierrez

/s/ Gerald L. Hassell	Director	March 18, 2019
Gerald L. Hassell

/s/ David L. Herzog	Director	March 18, 2019
David L. Herzog

/s/ R. Glenn Hubbard	Director	March 18, 2019
R. Glenn Hubbard

/s/ Edward J. Kelly, III	Director	March 18, 2019
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 18, 2019
William E. Kennard

/s/ James M. Kilts	Director	March 18, 2019
James M. Kilts

/s/ Catherine R. Kinney	Director	March 18, 2019
Catherine R. Kinney

/s/ Diana McKenzie	Director	March 18, 2019
Diana McKenzie

/s/ Denise M. Morrison	Director	March 18, 2019
Denise M. Morrison

Signature	Title	Date

/s/ Steven A. Kandarian	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2019
Steven A. Kandarian

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2019
John D. McCallion

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 18, 2019
Tamara L. Schock