Form 10-Q
period 2019-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2019-05-10
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
At May 9, 2019, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2019 and December 31, 2018 (Unaudited)
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $153,883 and $155,175, respectively)	$162,387	$159,073
Equity securities, at estimated fair value	817	773
Mortgage loans (net of valuation allowances of $295 and $291, respectively; includes $210 and $210, respectively, relating to variable interest entities; includes $276 and $299, respectively, under the fair value option)	65,926	63,687
Policy loans	6,054	6,061
Real estate and real estate joint ventures (includes $1,411 and $1,394, respectively, relating to variable interest entities)	6,281	6,152
Other limited partnership interests	4,513	4,481
Short-term investments, principally at estimated fair value	2,433	1,506
Other invested assets (includes $1,135 and $1,130, respectively, of leveraged and direct financing leases and $111 and $113, respectively, relating to variable interest entities)	15,496	15,690
Total investments	263,907	257,423
Cash and cash equivalents, principally at estimated fair value (includes $21 and $14, respectively, relating to variable interest entities)	5,538	6,882
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	2,094	2,050
Premiums, reinsurance and other receivables (includes $2 and $2, respectively, relating to variable interest entities)	22,703	21,829
Deferred policy acquisition costs and value of business acquired	3,876	4,117
Deferred income tax asset	—	43
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	4,608	3,723
Separate account assets	117,279	110,850
Total assets	$420,005	$406,917
Liabilities and Equity
Liabilities
Future policy benefits	$125,919	$126,099
Policyholder account balances	91,854	90,656
Other policy-related balances	7,599	7,264
Policyholder dividends payable	517	494
Policyholder dividend obligation	1,116	428
Payables for collateral under securities loaned and other transactions	18,314	18,472
Short-term debt	128	129
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	1,559	1,567
Current income tax payable	673	611
Deferred income tax liability	648	—
Other liabilities	27,280	24,620
Separate account liabilities	117,279	110,850
Total liabilities	392,886	381,190
Contingencies, Commitments and Guarantees (Note 13)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,451	12,450
Retained earnings	7,951	9,512
Accumulated other comprehensive income (loss)	6,517	3,562
Total Metropolitan Life Insurance Company stockholder’s equity	26,924	25,529
Noncontrolling interests	195	198
Total equity	27,119	25,727
Total liabilities and equity	$420,005	$406,917
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Revenues
Premiums	$5,052	$4,949
Universal life and investment-type product policy fees	503	531
Net investment income	2,645	2,701
Other revenues	401	401
Net investment gains (losses)	(54)	(196)
Net derivative gains (losses)	(310)	60
Total revenues	8,237	8,446
Expenses
Policyholder benefits and claims	5,662	5,514
Interest credited to policyholder account balances	662	581
Policyholder dividends	257	262
Other expenses	1,148	1,354
Total expenses	7,729	7,711
Income (loss) before provision for income tax	508	735
Provision for income tax expense (benefit)	—	63
Net income (loss)	508	672
Less: Net income (loss) attributable to noncontrolling interests	1	3
Net income (loss) attributable to Metropolitan Life Insurance Company	$507	$669
Comprehensive income (loss)	$3,446	$(1,695)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	3
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$3,445	$(1,698)
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$5	$12,450	$9,512	$3,562	$25,529	$198	$25,727
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			78	17	95		95
Balance at January, 1 2019	5	12,450	9,590	3,579	25,624	198	25,822
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(2,146)		(2,146)		(2,146)
Change in equity of noncontrolling interests					—	(4)	(4)
Net income (loss)			507		507	1	508
Other comprehensive income (loss), net of income tax				2,938	2,938		2,938
Balance at March 31, 2019	$5	$12,451	$7,951	$6,517	$26,924	$195	$27,119

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$5	$14,150	$10,035	$5,428	$29,618	$143	$29,761
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			(917)	924	7		7
Balance at January 1, 2018	5	14,150	9,118	6,352	29,625	143	29,768
Capital contributions from MetLife, Inc.		1			1		1
Dividends paid to MetLife, Inc.			(1,000)		(1,000)		(1,000)
Change in equity of noncontrolling interests					—	59	59
Net income (loss)			669		669	3	672
Other comprehensive income (loss), net of income tax				(2,367)	(2,367)		(2,367)
Balance at March 31, 2018	$5	$14,151	$8,787	$3,985	$26,928	$205	$27,133
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$1,191	$510
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	14,382	16,447
Equity securities	47	63
Mortgage loans	1,497	1,955
Real estate and real estate joint ventures	83	125
Other limited partnership interests	158	90
Purchases and originations of:
Fixed maturity securities available-for-sale	(12,900)	(12,322)
Equity securities	(9)	(62)
Mortgage loans	(3,637)	(3,342)
Real estate and real estate joint ventures	(278)	(164)
Other limited partnership interests	(233)	(154)
Cash received in connection with freestanding derivatives	579	919
Cash paid in connection with freestanding derivatives	(575)	(1,316)
Net change in policy loans	7	(3)
Net change in short-term investments	(954)	(206)
Net change in other invested assets	9	(44)
Net change in property, equipment and leasehold improvements	(7)	(23)
Other, net	1	—
Net cash provided by (used in) investing activities	(1,830)	1,963
Cash flows from financing activities
Policyholder account balances:
Deposits	18,826	20,232
Withdrawals	(17,928)	(21,647)
Net change in payables for collateral under securities loaned and other transactions	(158)	(381)
Long-term debt issued	—	14
Long-term debt repaid	(10)	(32)
Financing element on certain derivative instruments and other derivative related transactions, net	(30)	(51)
Dividends paid to MetLife, Inc.	(1,400)	(1,000)
Other, net	(6)	58
Net cash provided by (used in) financing activities	(706)	(2,807)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	1	—
Change in cash and cash equivalents	(1,344)	(334)
Cash and cash equivalents, beginning of period	6,882	5,069
Cash and cash equivalents, end of period	$5,538	$4,735
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$12	$11
Income tax	$12	$2
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$1
Dividends to MetLife, Inc. declared and unpaid	$746	$—
Reclassification of certain equity securities to other invested assets	$—	$733

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2018 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2018 Annual Report.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2019 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Except as noted below, the ASUs adopted by the Company effective January 1, 2019 did not have a material impact on its consolidated financial statements.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as clarified and amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

The new guidance simplifies the application of hedge accounting in certain situations and amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in their financial statements.
January 1, 2019. The Company adopted using a modified retrospective approach.
The adoption of the guidance resulted in a $18 million, net of income tax, increase to accumulated other comprehensive income (loss) (“AOCI”) with a corresponding decrease to retained earnings due to the reclassification of hedge ineffectiveness for cash flow hedging relationships existing as of January 1, 2019. The Company has included the expanded disclosures within Note 6.

ASU 2016-02, Leases (Topic 842), as clarified and amended by ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance also requires new qualitative and quantitative disclosures. In July 2018, two amendments to the new guidance were issued. The amendments provide the option to adopt the new guidance prospectively without adjusting comparative periods. Also, the amendments provide lessors with a practical expedient not to separate lease and non-lease components for certain operating leases. In December 2018, an amendment was issued to clarify lessor accounting relating to taxes, certain lessor’s costs and variable payments related to both lease and non-lease components.

January 1, 2019. The Company adopted using a modified retrospective approach.
The Company elected the package of practical expedients allowed under the transition guidance. This allowed the Company to carry forward its historical lease classification. In addition, the Company elected all other practical expedients that were allowed under the new guidance and were applicable, including the practical expedient to combine lease and non-lease components into one lease component for certain real estate leases.

The adoption of this guidance resulted in the recording of additional net right-of-use (“ROU”) assets and lease liabilities of approximately $818 million and $902 million, respectively, as of January 1, 2019. The reduction of the ROU assets was a result of adjustments for prepaid/deferred rent, unamortized initial direct costs and impairment of certain ROU assets based on the net present value of the remaining minimum lease payments and sublease revenues. In addition, retained earnings increased by $95 million, net of income tax, as a result of the recognition of deferred gains on previous sale leaseback transactions. The guidance did not have a material impact on the Company’s consolidated net income and cash flows. The Company has included expanded disclosures on the consolidated balance sheets and in Notes 5 and 8.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs issued but not yet adopted as of March 31, 2019 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements are summarized in the table below.

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
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
The new guidance modifies the disclosure requirements on fair value by removing some requirements, modifying others, adding changes in unrealized gains and losses included in other comprehensive income (loss) (“OCI”) for recurring Level 3 fair value measurements, and under certain circumstances, providing the option to disclose certain other quantitative information with respect to significant unobservable inputs in lieu of a weighted average.

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
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

This new guidance replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. In November 2018, the FASB issued ASU 2018-19, clarifying that receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance.

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

MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses, previously included in MLIC’s former retail business, that the Company no longer actively markets, such as variable, universal, term and whole life insurance, variable, fixed and index-linked annuities and long-term care insurance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Corporate & Other
Corporate & Other contains the excess capital, as well as certain charges and activities, not allocated to the segments, including enterprise-wide strategic initiative restructuring charges and various start-up businesses. Additionally, Corporate & Other includes run-off businesses, the Company’s ancillary international operations, and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. In addition, Corporate & Other includes the elimination of intersegment amounts, which generally relate to affiliated reinsurance and intersegment loans, which bear interest rates commensurate with related borrowings.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2019 and 2018. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2019	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,302	$750	$—	$5,052	$—	$5,052
Universal life and investment-type product policy fees	264	217	—	481	22	503
Net investment income	1,638	1,139	(57)	2,720	(75)	2,645
Other revenues	204	63	134	401	—	401
Net investment gains (losses)	—	—	—	—	(54)	(54)
Net derivative gains (losses)	—	—	—	—	(310)	(310)
Total revenues	6,408	2,169	77	8,654	(417)	8,237
Expenses
Policyholder benefits and claims and policyholder dividends	4,438	1,398	—	5,836	83	5,919
Interest credited to policyholder account balances	487	178	—	665	(3)	662
Capitalization of DAC	(15)	3	—	(12)	—	(12)
Amortization of DAC and VOBA	14	47	—	61	(42)	19
Interest expense on debt	3	2	22	27	—	27
Other expenses	723	200	191	1,114	—	1,114
Total expenses	5,650	1,828	213	7,691	38	7,729
Provision for income tax expense (benefit)	157	67	(128)	96	(96)	—
Adjusted earnings	$601	$274	$(8)	867
Adjustments to:
Total revenues				(417)
Total expenses				(38)
Provision for income tax (expense) benefit				96
Net income (loss)				$508		$508

Three Months Ended March 31, 2018	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,177	$773	$(1)	$4,949	$—	$4,949
Universal life and investment-type product policy fees	253	255	—	508	23	531
Net investment income	1,593	1,204	(4)	2,793	(92)	2,701
Other revenues	196	66	139	401	—	401
Net investment gains (losses)	—	—	—	—	(196)	(196)
Net derivative gains (losses)	—	—	—	—	60	60
Total revenues	6,219	2,298	134	8,651	(205)	8,446
Expenses
Policyholder benefits and claims and policyholder dividends	4,411	1,374	(11)	5,774	2	5,776
Interest credited to policyholder account balances	394	188	—	582	(1)	581
Capitalization of DAC	(12)	2	—	(10)	—	(10)
Amortization of DAC and VOBA	17	77	—	94	(6)	88
Interest expense on debt	3	2	21	26	—	26
Other expenses	719	255	278	1,252	(2)	1,250
Total expenses	5,532	1,898	288	7,718	(7)	7,711
Provision for income tax expense (benefit)	147	77	(119)	105	(42)	63
Adjusted earnings	$540	$323	$(35)	828
Adjustments to:
Total revenues				(205)
Total expenses				7
Provision for income tax (expense) benefit				42
Net income (loss)				$672		$672

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2019	December 31, 2018
	(In millions)
U.S.	$242,926	$233,998
MetLife Holdings	152,773	147,498
Corporate & Other	24,306	25,421
Total	$420,005	$406,917
Revenues derived from one U.S. segment customer were $763 million and $818 million for the three months ended March 31, 2019 and 2018, respectively, which represented 13% and 14%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months ended March 31, 2019 and 2018.
3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain non-life contingent portions of GMIBs are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
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
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	March 31, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$49,822		$21,827		$47,393		$20,692
Separate account value (1)	$39,904		$20,996		$37,342		$19,839
Net amount at risk	$1,429	(3)	$350	(4)	$2,433	(3)	$418	(4)
Average attained age of contractholders	68 years		66 years		67 years		65 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$144		N/A		$144
Net amount at risk	N/A		$84	(5)	N/A		$85	(5)
Average attained age of contractholders	N/A		53 years		N/A		53 years

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

	March 31, 2019		December 31, 2018
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,682	$927	$4,614	$937
Net amount at risk (6)	$44,035	$6,189	$44,596	$6,290
Average attained age of policyholders	56 years	63 years	55 years	63 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Balance, beginning of period	$12,590	$12,090
Less: Reinsurance recoverables	1,497	1,401
Net balance, beginning of period	11,093	10,689
Incurred related to:
Current period	4,295	4,469
Prior periods (1)	87	(161)
Total incurred	4,382	4,308
Paid related to:
Current period	(1,931)	(2,044)
Prior periods	(2,201)	(2,138)
Total paid	(4,132)	(4,182)
Net balance, end of period	11,343	10,815
Add: Reinsurance recoverables	1,537	1,414
Balance, end of period (included in future policy benefits and other policy-related balances)	$12,880	$12,229
__________________

(1)
For the three months ended March 31, 2019, claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period. For the three months ended March 31, 2018, claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the current period.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2019	December 31, 2018
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,727	$40,032
Other policy-related balances	422	317
Policyholder dividends payable	453	431
Policyholder dividend obligation	1,116	428
Deferred income tax liability	36	28
Other liabilities	200	328
Total closed block liabilities	41,954	41,564
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,616	25,354
Equity securities, at estimated fair value	63	61
Contractholder-directed equity securities and fair value option securities, at estimated fair value	47	43
Mortgage loans	6,994	6,778
Policy loans	4,505	4,527
Real estate and real estate joint ventures	556	544
Other invested assets	592	643
Total investments	38,373	37,950
Accrued investment income	451	443
Premiums, reinsurance and other receivables	70	83
Current income tax recoverable	71	69
Total assets designated to the closed block	38,965	38,545
Excess of closed block liabilities over assets designated to the closed block	2,989	3,019
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	1,675	1,089
Unrealized gains (losses) on derivatives, net of income tax	74	86
Allocated to policyholder dividend obligation, net of income tax	(882)	(338)
Total amounts included in AOCI	867	837
Maximum future earnings to be recognized from closed block assets and liabilities	$3,856	$3,856
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	(In millions)
Balance, beginning of period	$428	$2,121
Change in unrealized investment and derivative gains (losses)	688	(1,693)
Balance, end of period	$1,116	$428

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Revenues
Premiums	$367	$387
Net investment income	428	444
Net investment gains (losses)	(1)	(29)
Net derivative gains (losses)	3	(3)
Total revenues	797	799
Expenses
Policyholder benefits and claims	539	571
Policyholder dividends	228	244
Other expenses	29	29
Total expenses	796	844
Revenues, net of expenses before provision for income tax expense (benefit)	1	(45)
Provision for income tax expense (benefit)	—	(10)
Revenues, net of expenses and provision for income tax expense (benefit)	$1	$(35)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

5. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities available-for-sale (“AFS”) by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes Agency, prime, alternative and sub-prime mortgage-backed securities. Asset-backed securities (“ABS”) includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds, and to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple properties. RMBS, ABS and CMBS are collectively “Structured Securities.”

	March 31, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$52,163	$3,548	$536	$—	$55,175	$53,927	$2,440	$1,565	$—	$54,802
U.S. government and agency	27,587	2,846	177	—	30,256	28,139	2,388	366	—	30,161
Foreign corporate	27,441	1,180	817	—	27,804	26,592	674	1,303	—	25,963
RMBS	22,372	974	164	(29)	23,211	22,186	831	305	(25)	22,737
ABS	8,650	40	59	—	8,631	8,599	40	112	—	8,527
Municipals	6,073	1,129	8	—	7,194	6,070	907	30	—	6,947
CMBS	5,475	114	29	—	5,560	5,471	48	75	—	5,444
Foreign government	4,122	491	57	—	4,556	4,191	408	107	—	4,492
Total fixed maturity securities AFS	$153,883	$10,322	$1,847	$(29)	$162,387	$155,175	$7,736	$3,863	$(25)	$159,073
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $24 million and $14 million, and unrealized gains (losses) of less than $1 million and ($1) million at March 31, 2019 and December 31, 2018, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost	$8,873	$26,920	$27,372	$54,221	$36,497	$153,883
Estimated fair value	$8,798	$27,323	$28,363	$60,501	$37,402	$162,387
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

	March 31, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$7,164	$210	$5,883	$326	$23,398	$1,176	$3,043	$389
U.S. government and agency	2,089	3	6,363	174	4,322	29	7,948	337
Foreign corporate	5,762	428	3,581	389	12,911	893	2,138	410
RMBS	1,196	25	6,440	110	5,611	107	4,482	173
ABS	4,844	48	598	11	5,958	105	223	7
Municipals	75	3	191	5	675	22	94	8
CMBS	1,148	7	506	22	2,455	45	344	30
Foreign government	294	29	385	28	1,364	83	191	24
Total fixed maturity securities AFS	$22,572	$753	$23,947	$1,065	$56,694	$2,460	$18,463	$1,378
Total number of securities in an unrealized loss position	2,352		1,833		5,263		1,125
Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS
As described more fully in Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities AFS and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2019. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, and foreign currency exchange rates. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities AFS decreased $2.0 billion for the three months ended March 31, 2019 to $1.8 billion. The decrease in gross unrealized losses for the three months ended March 31, 2019 was primarily attributable to decreases in interest rates, narrowing credit spreads and, to a lesser extent, the impact of strengthening foreign currencies on non-functional currency denominated fixed maturity securities AFS.
At March 31, 2019, $97 million of the total $1.8 billion of gross unrealized losses were from 20 fixed maturity securities AFS with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities AFS
Of the $97 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $67 million, or 69%, were related to gross unrealized losses on 11 investment grade fixed maturity securities AFS. Unrealized losses on investment grade fixed maturity securities AFS are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities AFS, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $97 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $30 million, or 31%, were related to gross unrealized losses on 9 below investment grade fixed maturity securities AFS. Unrealized losses on below investment grade fixed maturity securities AFS are principally related to CMBS and U.S. and foreign corporate securities (primarily industrial and financial institutions) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security and evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Equity Securities
Equity securities are summarized as follows at:

	March 31, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Common stock	$475	58.1%	$442	57.2%
Non-redeemable preferred stock	342	41.9	331	42.8
Total equity securities	$817	100.0%	$773	100.0%
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$39,220	59.5%	$38,123	59.9%
Agricultural	14,355	21.8	14,164	22.2
Residential	12,370	18.7	11,392	17.9
Total recorded investment	65,945	100.0	63,679	100.0
Valuation allowances	(295)	(0.4)	(291)	(0.5)
Subtotal mortgage loans, net	65,650	99.6	63,388	99.5
Residential — FVO	276	0.4	299	0.5
Total mortgage loans, net	$65,926	100.0%	$63,687	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential mortgage loans — fair value option (“FVO”) is presented in Note 7. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The amount of net discounts, included within total recorded investment, primarily attributable to residential mortgage loans, was $988 million and $907 million at March 31, 2019 and December 31, 2018, respectively.
Purchases of mortgage loans, primarily residential, were $1.3 billion and $288 million for the three months ended March 31, 2019 and 2018, respectively.

Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
March 31, 2019
Commercial	$—	$—	$—	$—	$—	$39,220	$194	$—
Agricultural	31	31	3	93	92	14,232	42	120
Residential	—	—	—	447	399	11,971	56	399
Total	$31	$31	$3	$540	$491	$65,423	$292	$519
December 31, 2018
Commercial	$—	$—	$—	$—	$—	$38,123	$190	$—
Agricultural	31	31	3	169	169	13,964	41	197
Residential	—	—	—	431	386	11,006	57	386
Total	$31	$31	$3	$600	$555	$63,093	$288	$583
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $161 million and $393 million, respectively, for the three months ended March 31, 2019 and $0, $84 million and $331 million, respectively, for the three months ended March 31, 2018.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2019				2018
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$190	$44	$57	$291	$173	$40	$58	$271
Provision (release)	4	1	1	6	11	—	—	11
Charge-offs, net of recoveries	—	—	(2)	(2)	—	—	(1)	(1)
Balance, end of period	$194	$45	$56	$295	$184	$40	$57	$281

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
March 31, 2019
Loan-to-value ratios:
Less than 65%	$32,588	$707	$117	$33,412	85.2%	$34,093	85.4%
65% to 75%	4,509	26	—	4,535	11.6	4,586	11.5
76% to 80%	311	238	55	604	1.5	591	1.5
Greater than 80%	502	167	—	669	1.7	638	1.6
Total	$37,910	$1,138	$172	$39,220	100.0%	$39,908	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$31,282	$723	$85	$32,090	84.2%	$32,440	84.3%
65% to 75%	4,759	—	21	4,780	12.5	4,829	12.6
76% to 80%	340	210	56	606	1.6	585	1.5
Greater than 80%	480	167	—	647	1.7	613	1.6
Total	$36,861	$1,100	$162	$38,123	100.0%	$38,467	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$13,430	93.5%	$13,075	92.3%
65% to 75%	904	6.3	1,034	7.3
76% to 80%	—	—	32	0.2
Greater than 80%	21	0.2	23	0.2
Total	$14,355	100.0%	$14,164	100.0%
The estimated fair value of agricultural mortgage loans was $14.4 billion and $14.1 billion at March 31, 2019 and December 31, 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$11,960	96.7%	$10,990	96.5%
Nonperforming (1)	410	3.3	402	3.5
Total	$12,370	100.0%	$11,392	100.0%
__________________

(1)	Includes residential mortgage loans in process of foreclosure of $140 million at both March 31, 2019 and December 31, 2018.
The estimated fair value of residential mortgage loans was $12.8 billion and $11.8 billion at March 31, 2019 and December 31, 2018, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In millions)
Commercial	$—	$—	$—	$—	$167	$167
Agricultural	134	204	39	109	105	105
Residential	410	402	—	—	410	402
Total	$544	$606	$39	$109	$682	$674
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity method income from real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	March 31, 2019	December 31, 2018	Three Months Ended March 31,
			2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,231	$1,134	$41	$56
Other real estate investments	475	460	30	31
Real estate joint ventures	4,575	4,558	(5)	24
Total real estate and real estate joint ventures	$6,281	$6,152	$66	$111

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The carrying value of real estate investments acquired through foreclosure was $41 million and $42 million at March 31, 2019 and December 31, 2018, respectively. Depreciation expense on real estate investments was $15 million and $19 million for the three months ended March 31, 2019 and 2018, respectively. Real estate investments were net of accumulated depreciation of $686 million and $671 million at March 31, 2019 and December 31, 2018, respectively.
Leases
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as an operating lease. Risk is managed through lessee credit analysis, property type diversification, and geographic diversification, primarily across the United States. Leased real estate investments and income earned, by property type, are as follows at and for the periods indicated:

	March 31, 2019	December 31, 2018	Three Months Ended March 31,
			2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$373	$373	$14	$16
Retail	539	450	17	18
Apartment (1)	—	—	—	13
Industrial	261	209	10	9
Other	58	102	—	—
Total leased real estate investments	$1,231	$1,134	$41	$56
__________________
(1)    The Company sold its investment in apartment properties in the fourth quarter of 2018.
Future contractual receipts under operating leases at March 31, 2019 are $97 million for the remainder of 2019, $120 million in 2020, $97 million in 2021, $76 million in 2022, $60 million in 2023, $149 million thereafter, and in total are $599 million.
Leveraged and Direct Financing Leases
The Company has diversified leveraged lease and direct financing lease portfolios. Its leveraged leases principally include renewable energy generation facilities, rail cars, commercial real estate and commercial aircraft, and its direct financing leases principally include renewable energy generation facilities. These assets are leased through a variety of lease arrangements, which may include options to renew or extend the lease and options for the lessee to purchase the property. Residual values are estimated using available third-party data at inception of the lease. Risk is managed through lessee credit analysis, asset allocation, geographic diversification, and ongoing reviews of estimated residual values, using available third-party data. Generally, estimated residual values are not guaranteed by the lessee or a third party.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Investment in leveraged and direct financing leases consisted of the following at:

	March 31, 2019		December 31, 2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$711	$250	$715	$256
Estimated residual values	618	42	618	42
Subtotal	1,329	292	1,333	298
Unearned income	(392)	(94)	(401)	(100)
Investment in leases	$937	$198	$932	$198
__________________

(1)
The future contractual receipts under direct financing leases at March 31, 2019 are $15 million for the remainder of 2019, $21 million in 2020, $21 million in 2021, $21 million in 2022, $21 million 2023, $151 million thereafter, and in total are $250 million.

Lease receivables are generally due in periodic installments, with payment periods generally ranging from one to 15 years, but in certain circumstances can be over 25 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both March 31, 2019 and December 31, 2018, all lease receivables were performing.
The Company’s deferred income tax liability related to leveraged leases was $462 million and $465 million at March 31, 2019 and December 31, 2018, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.9 billion and $5.0 billion at March 31, 2019 and December 31, 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2019	December 31, 2018
	(In millions)
Fixed maturity securities AFS	$8,490	$3,890
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	29	25
Total fixed maturity securities AFS	8,519	3,915
Derivatives	1,813	1,742
Other	226	231
Subtotal	10,558	5,888
Amounts allocated from:
Future policy benefits	(15)	(5)
DAC, VOBA and DSI	(810)	(571)
Policyholder dividend obligation	(1,116)	(428)
Subtotal	(1,941)	(1,004)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(6)	(5)
Deferred income tax benefit (expense)	(1,763)	(982)
Net unrealized investment gains (losses)	$6,848	$3,897
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2019
(In millions)
Balance, beginning of period	$3,897
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	17
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	4
Unrealized investment gains (losses) during the period	4,644
Unrealized investment gains (losses) relating to:
Future policy benefits	(10)
DAC, VOBA and DSI	(239)
Policyholder dividend obligation	(688)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(1)
Deferred income tax benefit (expense)	(776)
Balance, end of period	$6,848
Change in net unrealized investment gains (losses)	$2,951
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2019 and December 31, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the securities lending and repurchase agreements transactions is as follows:

	March 31,				December 31,
	2019				2018
	Securities on Loan (1)				Securities on Loan (1)
	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
				(In millions)
Securities lending	$12,123	$13,005	$13,275	$13,378	$12,521	$13,138	$13,351	$13,376
Repurchase agreements	$1,779	$1,890	$1,860	$1,873	$974	$1,020	$1,000	$1,001
__________________

(1)
Securities on loan in connection with securities lending are included within fixed maturities securities AFS and securities on loan in connection with repurchase agreements are included within fixed maturities securities AFS and short-term investments.

(2)
In connection with securities lending, in addition to cash collateral received, the Company received from counterparties security collateral of $59 million and $64 million at March 31, 2019 and December 31, 2018, respectively, which may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

(3)
The securities lending liability for cash collateral is included within payables for collateral under securities loaned and other transactions, and the repurchase agreements liability for cash collateral is included within payables for collateral under securities loaned and other transactions and other liabilities.

Contractual Maturities
A summary of the remaining contractual maturities of securities lending agreements and repurchase agreements is as follows:

	March 31,				December 31,
	2019				2018
	Remaining Maturities				Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$2,010	$4,060	$7,205	$13,275	$1,970	$7,426	$3,955	$13,351

Repurchase agreements:
U.S. government and agency	$—	$1,860	$—	$1,860	$—	$1,000	$—	$1,000
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(1)
The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral. The estimated fair value of the securities on loan related to this cash collateral at March 31, 2019 was $2.0 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

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

	March 31, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits)	$46	$47
Invested assets pledged as collateral (1)	20,591	20,207
Total invested assets on deposit and pledged as collateral	$20,637	$20,254
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report) and derivative transactions (see Note 6).

See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 4 for information regarding investments designated to the closed block. In addition, the restricted investment in Federal Home Loan Bank common stock was $724 million, at redemption value, at both March 31, 2019 and December 31, 2018.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,411	$—	$1,394	$—
Renewable energy partnership (2)	103	—	102	—
Investment fund (primarily mortgage loans) (3)	224	—	219	—
Other investments	20	5	21	5
Total	$1,758	$5	$1,736	$5
__________________

(1)
The Company’s investment in these affiliated real estate joint ventures was $1.3 billion at both March 31, 2019 and December 31, 2018. Other affiliates’ investments in these affiliated real estate joint ventures were $131 million and $123 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Assets of the renewable energy partnership primarily consisted of other invested assets.

(3)
The Company’s investment in this affiliated investment fund was $182 million and $178 million at March 31, 2019 and December 31, 2018, respectively. An affiliate had an investment in this affiliated investment fund of $42 million and $41 million at March 31, 2019 and December 31, 2018, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$35,810	$35,810	$35,112	$35,112
U.S. and foreign corporate	757	757	669	669
Other limited partnership interests	4,018	6,724	3,979	6,405
Other invested assets	1,851	1,981	1,914	2,066
Real estate joint ventures	31	35	33	37
Total	$42,467	$45,307	$41,707	$44,289
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $75 million and $93 million at March 31, 2019 and December 31, 2018, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

As described in Note 13, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for both the three months ended March 31, 2019 and 2018.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Investment income:
Fixed maturity securities AFS	$1,768	$1,785
Equity securities	9	11
Mortgage loans	764	671
Policy loans	76	72
Real estate and real estate joint ventures	66	111
Other limited partnership interests	85	147
Cash, cash equivalents and short-term investments	43	20
FVO Securities (1)	23	—
Operating joint venture	11	7
Other	59	79
Subtotal	2,904	2,903
Less: Investment expenses	259	202
Net investment income	$2,645	$2,701
__________________

(1)
Changes in estimated fair value subsequent to purchase for FVO securities (“FVO Securities”) still held as of March 31, 2019 included in net investment income were $23 million for the three months ended March 31, 2019. There were no changes in estimated fair value subsequent to purchase for FVO Securities still held as of March 31, 2018 included in net investment income for the three months ended March 31, 2018.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through an operating joint venture, the majority of which is accounted for under the equity method. Net investment income from other limited partnership interests and the operating joint venture, accounted for under the equity method, and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $36 million and $133 million for the three months ended March 31, 2019 and 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$(6)	$—
Total U.S. and foreign corporate securities	(6)	—
RMBS	(2)	—
OTTI losses on fixed maturity securities AFS recognized in earnings	(8)	—
Fixed maturity securities AFS — net gains (losses) on sales and disposals	(32)	(45)
Total gains (losses) on fixed maturity securities AFS	(40)	(45)
Total gains (losses) on equity securities:
Equity securities — net gains (losses) on sales and disposals	9	—
Change in estimated fair value of equity securities (1)	57	(39)
Total gains (losses) on equity securities	66	(39)
Mortgage loans	(14)	(21)
Real estate and real estate joint ventures	3	25
Other (2)	(50)	(106)
Subtotal	(35)	(186)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(16)	(6)
Non-investment portfolio gains (losses)	(3)	(4)
Subtotal	(19)	(10)
Total net investment gains (losses)	$(54)	$(196)
__________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $56 million and ($39) million for the three months ended March 31, 2019 and 2018, respectively.

(2)
Other gains (losses) for the three months ended March 31, 2019 included tax credit partnership impairment losses of ($78) million and renewable energy partnership disposal gains of $46 million. Other gains (losses) for the three months ended March 31, 2018 included leveraged lease impairment losses of ($105) million.

See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($1) million and ($10) million for the three months ended March 31, 2019 and 2018, respectively.

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

	Three Months Ended March 31,
	2019	2018
	(In millions)
Proceeds	$10,665	$13,255
Gross investment gains	$135	$51
Gross investment losses	(167)	(96)
OTTI losses	(8)	—
Net investment gains (losses)	$(40)	$(45)
Credit Loss Rollforward of Fixed Maturity Securities AFS
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities AFS still held for which a portion of the OTTI loss was recognized in OCI:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Balance, beginning of period	$70	$110
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(3)	(6)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	—
Balance, end of period	$66	$104

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		March 31, 2019	December 31, 2018	Three Months Ended March 31,
				2019	2018
Investment Type/Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,781	$1,798	$8	$11
Affiliated investments (2)	American Life Insurance Company	100	100	1	1
Affiliated investments (3)	Metropolitan Property and Casualty Insurance Company	315	315	3	2
Other invested assets		$2,196	$2,213	$12	$14
Money market pool (4)	Metropolitan Money Market Pool	$101	$52	$—	$—
Short-term investments		$101	$52	$—	$—
________________

(1)
Represents an investment in affiliated senior notes. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for a description of the redenomination of each of these affiliated senior notes in 2018 from U.S. dollar to Japanese yen, and the respective maturity dates, interest rates and interest payment terms of each of the redenominated affiliated senior notes. The affiliated senior notes have maturity dates from June 2019 to December 2021 and bear interest, payable semi-annually, ranging from 0.82% to 3.14%.

(2)	Represents an investment in an affiliated surplus note. The surplus note, which bears interest at a fixed rate of 3.17%, payable semiannually, is due June 2020.
(3)Represents an investment in affiliated preferred stock. Dividends are payable quarterly at a variable rate.
(4)The investment has a variable rate of return.
Through March 31, 2018, the Company provided investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $19 million for the three months ended March 31, 2018. Effective April 1, 2018, the Company receives investment advisory services from an affiliate. The related affiliated investment advisory charges to the Company for the three months ended March 31, 2019 were $76 million.
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
Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•
Fair value hedge - a hedge of the estimated fair value of a recognized asset or liability - in the same line item as the earnings effect of the hedged item. The carrying value of the hedged recognized asset or liability is adjusted for changes in its estimated fair value due to the hedged risk.

•
Cash flow hedge - a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability - in OCI and reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

The changes in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported on the statement of operations within interest income or interest expense to match the location of the hedged item.
In its hedge documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship. Assessments of hedge effectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.
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
When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurring, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable of occurring are recognized immediately in net investment gains (losses).
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,421	$2,354	$2	$2,446	$2,197	$2
Foreign currency swaps	Foreign currency exchange rate	1,338	29	10	1,191	49	—
Subtotal		3,759	2,383	12	3,637	2,246	2
Cash flow hedges:
Interest rate swaps	Interest rate	3,547	152	5	3,181	139	1
Interest rate forwards	Interest rate	2,935	—	117	3,023	—	216
Foreign currency swaps	Foreign currency exchange rate	25,954	1,092	1,331	26,239	1,218	1,318
Subtotal		32,436	1,244	1,453	32,443	1,357	1,535
Total qualifying hedges		36,195	3,627	1,465	36,080	3,603	1,537
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	35,151	1,702	90	36,238	1,507	85
Interest rate floors	Interest rate	12,701	106	—	12,701	102	—
Interest rate caps	Interest rate	51,138	82	1	54,576	154	1
Interest rate futures	Interest rate	710	—	—	794	—	1
Interest rate options	Interest rate	24,340	254	—	24,340	185	—
Interest rate total return swaps	Interest rate	1,048	44	—	1,048	33	2
Synthetic GICs	Interest rate	18,695	—	—	18,006	—	—
Foreign currency swaps	Foreign currency exchange rate	6,097	606	81	5,986	700	79
Foreign currency forwards	Foreign currency exchange rate	727	18	1	943	15	14
Credit default swaps — purchased	Credit	818	16	4	858	24	4
Credit default swaps — written	Credit	7,925	134	3	7,864	67	13
Equity futures	Equity market	1,498	1	8	1,006	1	6
Equity index options	Equity market	23,200	458	442	23,162	706	396
Equity variance swaps	Equity market	1,946	34	86	1,946	32	81
Equity total return swaps	Equity market	724	1	47	886	89	—
Total non-designated or nonqualifying derivatives		186,718	3,456	763	190,354	3,615	682
Total		$222,913	$7,083	$2,228	$226,434	$7,218	$2,219
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Effects of Derivatives on the Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
The following table presents the consolidated financial statement location and amount of gain (loss) recognized on fair value, cash flow, nonqualifying hedging relationships and embedded derivatives:

	Three Months Ended March 31, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(3)	$—	$—	$127	$—	$—	N/A
Hedged items	3	—	—	(128)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(29)	—	—	—	—	—	N/A
Hedged items	28	—	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	(1)	—	—	(1)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$242
Amount of gains (losses) reclassified from AOCI into income	5	(6)	—	—	—	—	1
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(126)
Amount of gains (losses) reclassified from AOCI into income	(1)	47	—	—	—	—	(46)
Foreign currency transaction gains (losses) on hedged items	—	(56)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	4	(15)	—	—	—	—	71
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(1)	—	141	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(61)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(10)	—	—	—	N/A
Credit derivatives — written (1)	—	—	92	—	—	—	N/A
Equity derivatives (1)	—	—	(482)	(68)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	37	—	—	—	N/A
Subtotal	(1)	—	(283)	(68)	—	—	N/A
Earned income on derivatives	70	—	71	31	(32)	—	—
Embedded derivatives (2)	N/A	N/A	(98)	—	N/A	N/A	N/A
Total	$72	$(15)	$(310)	$(38)	$(32)	$—	$71

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Three Months Ended March 31, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(210)	$—	$—	$—	N/A
Hedged items	—	—	210	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	(7)	—	—	—	N/A
Hedged items	—	—	7	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	—	—	—	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(277)
Amount of gains (losses) reclassified from AOCI into income	4	—	20	—	—	—	(24)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(229)
Amount of gains (losses) reclassified from AOCI into income	—	—	160	—	—	—	(160)
Foreign currency transaction gains (losses) on hedged items	—	—	(158)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	4	—	22	—	—	—	(690)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	4	—	(256)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(214)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(1)	—	—	—	N/A
Credit derivatives — written (1)	—	—	(28)	—	—	—	N/A
Equity derivatives (1)	1	—	10	1	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	112	—	—	—	N/A
Subtotal	5	—	(377)	1	—	—	N/A
Earned income on derivatives	77	—	82	2	(23)	—	—
Embedded derivatives (2)	N/A	N/A	333	—	N/A	N/A	N/A
Total	$86	$—	$60	$3	$(23)	$—	$(690)
__________________

(1)	Excludes earned income on derivatives.

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($11) million and ($21) million for the three months ended March 31, 2019 and 2018, respectively.

Fair Value Hedges
The Company designates and accounts for the following as fair value hedges when they have met the requirements of fair value hedging: (i) interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities and (ii) foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets and liabilities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	March 31, 2019
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$348	$(1)
Mortgage loans	$1,226	$(1)
Future policy benefits	$(5,399)	$(667)
Policyholder account balances	$(81)	$—
__________________

(1)	Includes ($1) million of hedging adjustments on discontinued hedging relationships.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net investment gains (losses). These amounts were $2 million and $0 for the three months ended March 31, 2019 and 2018 respectively.
At March 31, 2019 and December 31, 2018, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and four years, respectively.
At March 31, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $1.8 billion and $1.7 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2019, the Company expected to reclassify $100 million of deferred net gains (losses) on derivatives in AOCI, to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.9 billion at both March 31, 2019 and December 31, 2018. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2019 and December 31, 2018, the Company would have received $131 million and $54 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$154	1.7	$2	$154	2.0
Credit default swaps referencing indices	31	2,242	2.5	27	2,079	2.5
Subtotal	33	2,396	2.4	29	2,233	2.5
Baa
Single name credit default swaps (3)	2	232	1.6	1	277	1.6
Credit default swaps referencing indices	82	5,067	5.5	20	5,124	5.2
Subtotal	84	5,299	5.3	21	5,401	5.0
Ba
Single name credit default swaps (3)	—	10	1.2	—	10	1.5
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	10	1.2	—	10	1.5
B
Single name credit default swaps (3)	—	—	—	—	—	—
Credit default swaps referencing indices	14	220	5.2	4	220	5.0
Subtotal	14	220	5.2	4	220	5.0
Total	$131	$7,925	4.4	$54	$7,864	4.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2019		December 31, 2018
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,063	$2,205	$7,255	$2,166
OTC-cleared (1)	112	18	52	24
Exchange-traded	1	8	1	7
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	7,176	2,231	7,308	2,197
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,003)	(2,003)	(1,988)	(1,988)
OTC-cleared	(13)	(13)	(20)	(20)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(2,996)	—	(4,000)	—
OTC-cleared	(91)	—	(26)	—
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,959)	(202)	(1,136)	(178)
OTC-cleared	—	(5)	—	(4)
Exchange-traded	—	(8)	—	(7)
Net amount after application of master netting agreements and collateral	$114	$—	$138	$—
__________________

(1)
At March 31, 2019 and December 31, 2018, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $93 million and $90 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of $3 million and ($22) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2019 and December 31, 2018, the Company received excess cash collateral of $93 million and $95 million, respectively, and provided excess cash collateral of $0 and $1 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2019, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2019 and December 31, 2018, the Company received excess securities collateral with an estimated fair value of $47 million and $28 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2019 and December 31, 2018, the Company provided excess securities collateral with an estimated fair value of $95 million and $94 million, respectively, for its OTC-bilateral derivatives, and $260 million and $231 million, respectively, for its OTC-cleared derivatives, and $71 million and $52 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	March 31, 2019			December 31, 2018
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$203	$—	$203	$178	$—	$178
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$245	$—	$245	$187	$—	$187
Cash	$—	$—	$—	$1	$—	$1
__________________

(1)	After taking into consideration the existence of netting agreements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Embedded Derivatives
The Company has issued certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; assumed reinsurance of guaranteed minimum benefits related to GMWBs; funds withheld on ceded reinsurance and affiliated funds withheld on ceded reinsurance and fixed annuities with equity indexed returns.
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2019	December 31, 2018
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$54	$178
Assumed guaranteed minimum benefits	Policyholder account balances	3	3
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	695	465
Fixed annuities with equity indexed returns	Policyholder account balances	95	58
Embedded derivatives within liability host contracts		$847	$704
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$51,993	$3,182	$55,175
U.S. government and agency	12,160	18,096	—	30,256
Foreign corporate	—	23,656	4,148	27,804
RMBS	20	20,210	2,981	23,211
ABS	—	8,357	274	8,631
Municipals	—	7,194	—	7,194
CMBS	—	5,501	59	5,560
Foreign government	—	4,535	21	4,556
Total fixed maturity securities AFS	12,180	139,542	10,665	162,387
Equity securities	381	70	366	817
Short-term investments	814	1,492	127	2,433
Residential mortgage loans — FVO	—	—	276	276
Other investments	—	1	238	239
Derivative assets: (1)
Interest rate	—	4,650	44	4,694
Foreign currency exchange rate	—	1,745	—	1,745
Credit	—	120	30	150
Equity market	1	447	46	494
Total derivative assets	1	6,962	120	7,083
Embedded derivatives within asset host contracts (2)	—	—	—	—
Separate account assets (3)	22,240	94,135	904	117,279
Total assets (4)	$35,616	$242,202	$12,696	$290,514
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$98	$117	$215
Foreign currency exchange rate	—	1,419	4	1,423
Credit	—	7	—	7
Equity market	8	489	86	583
Total derivative liabilities	8	2,013	207	2,228
Embedded derivatives within liability host contracts (2)	—	—	847	847
Separate account liabilities (3)	1	23	7	31
Total liabilities	$9	$2,036	$1,061	$3,106

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

(4)
Total assets included in the fair value hierarchy excluded other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2019 and December 31, 2018, the estimated fair value of such investments was $108 million and $140 million, respectively.

The following describes the valuation methodologies used to measure assets and liabilities at fair value.
Investments
Securities, Short-term Investments and Other Investments
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.
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
The estimated fair value of other investments is determined on a basis consistent with the methodologies described herein for securities.
The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy are presented below. The primary valuation approaches are the market approach, which considers recent prices from market transactions involving identical or similar assets or liabilities, and the income approach, which converts expected future amounts (i.e., cash flows) to a single current, discounted amount. The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

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
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments and Other Investments” and “— Derivatives — Freestanding Derivatives.”

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
The Company has issued certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
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

					March 31, 2019				December 31, 2018				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	88	-	140	109	85	-	134	105	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	583	110	25	-	638	107	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	108	95	—	-	106	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	9	-	101	97	10	-	101	97	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	240	-	322		268	-	317		Increase (7)
			•	Repurchase rates (8)	(3)	-	20		(5)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(23)	-	(7)		(20)	-	(5)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	101		97	-	103		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	14%		23%		21%		26%		Increase (7)
			•	Correlation (12)	10%		30%		10%		30%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.18%		0.01%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.57%		0.04%	-	0.57%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	2.5%	-	100%		2.5%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	16.50%	-	22%		16.50%	-	22%		Increase (17)
			•	Nonperformance risk spread	0%	-	0.02%		0.05%	-	0.59%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities.

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

(10)	At both March 31, 2019 and December 31, 2018, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets, embedded derivatives within funds withheld related to certain ceded reinsurance, and other investments use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table.
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments
	(In millions)
Three Months Ended March 31, 2019
Balance, beginning of period	$7,101	$3,541	$10	$356	$25
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(2)	13	—	28	—
Total realized/unrealized gains (losses) included in AOCI	230	19	—	—	—
Purchases (4)	330	128	11	2	102
Sales (4)	(168)	(131)	—	(20)	—
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	190	—	—	—	—
Transfers out of Level 3 (5)	(351)	(256)	—	—	—
Balance, end of period	$7,330	$3,314	$21	$366	$127
Three Months Ended March 31, 2018
Balance, beginning of period	$7,586	$4,076	$31	$366	$7
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	6	23	—	(8)	—
Total realized/unrealized gains (losses) included in AOCI	(36)	6	—	—	—
Purchases (4)	385	445	—	1	550
Sales (4)	(425)	(247)	—	—	(2)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	45	45	1	—	—
Transfers out of Level 3 (5)	(266)	(496)	(19)	—	(5)
Balance, end of period	$7,295	$3,852	$13	$359	$550
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019: (6)	$(2)	$13	$—	$21	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018: (6)	$(1)	$21	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Account Assets (9)
	(In millions)
Three Months Ended March 31, 2019
Balance, beginning of period	$299	$215	$(192)	$(704)	$937
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	2	23	35	(98)	3
Total realized/unrealized gains (losses) included in AOCI	—	—	98	—	—
Purchases (4)	—	—	—	—	80
Sales (4)	(16)	—	—	—	(122)
Issuances (4)	—	—	—	—	2
Settlements (4)	(9)	—	(28)	(45)	(1)
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	(2)
Balance, end of period	$276	$238	$(87)	$(847)	$897
Three Months Ended March 31, 2018
Balance, beginning of period	$520	—	$(191)	$(876)	$958
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	2	—	(47)	333	2
Total realized/unrealized gains (losses) included in AOCI	—	—	(104)	—	—
Purchases (4)	—	—	—	—	407
Sales (4)	(64)	—	—	—	(123)
Issuances (4)	—	—	—	—	1
Settlements (4)	(20)	—	49	(48)	(1)
Transfers into Level 3 (5)	—	—	—	—	53
Transfers out of Level 3 (5)	—	—	—	—	(75)
Balance, end of period	$438	$—	$(293)	$(591)	$1,222
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019: (6)	$—	$23	$37	$(97)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018: (6)	$(8)	$—	$(5)	$335	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	March 31, 2019	December 31, 2018
	(In millions)
Unpaid principal balance	$324	$344
Difference between estimated fair value and unpaid principal balance	(48)	(45)
Carrying value at estimated fair value	$276	$299
Loans in nonaccrual status	$79	$89
Loans more than 90 days past due	$34	$41
Loans in nonaccrual status or more than 90 days past due, or both - difference between aggregate estimated fair value and unpaid principal balance	$(35)	$(36)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$65,650	$—	$—	$67,082	$67,082
Policy loans	$6,054	$—	$268	$6,776	$7,044
Other invested assets	$2,923	$—	$2,651	$147	$2,798
Premiums, reinsurance and other receivables	$14,326	$—	$314	$14,621	$14,935
Liabilities
Policyholder account balances	$73,707	$—	$—	$74,908	$74,908
Long-term debt	$1,554	$—	$1,815	$—	$1,815
Other liabilities	$13,816	$—	$771	$13,116	$13,887
Separate account liabilities	$53,328	$—	$53,328	$—	$53,328

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$63,388	$—	$—	$64,409	$64,409
Policy loans	$6,061	$—	$269	$6,712	$6,981
Other invested assets	$2,940	$—	$2,673	$146	$2,819
Premiums, reinsurance and other receivables	$14,228	$—	$113	$14,673	$14,786
Liabilities
Policyholder account balances	$72,194	$—	$—	$72,689	$72,689
Long-term debt	$1,562	$—	$1,746	$—	$1,746
Other liabilities	$13,593	$—	$448	$13,189	$13,637
Separate account liabilities	$50,578	$—	$50,578	$—	$50,578

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space and other equipment. At contract inception, the Company determines that an arrangement contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. For contracts that contain a lease, the Company recognizes the ROU asset in Other assets and the lease liability in Other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are determined using the Company’s incremental borrowing rate based upon information available at commencement date to recognize the present value of lease payments over the lease term. The ROU asset also includes lease payments and excludes lease incentives. Lease terms may include options to extend or terminate the lease and are included in the lease measurement when it is reasonably certain that the Company will exercise that option.
The Company has lease agreements with lease and non-lease components. The Company elected the practical expedient to not separate lease and non-lease components and accounted for these items as a single lease component for all asset classes.
The majority of the Company’s leases and subleases are operating leases related to office space. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term.
The Company has operating leases with remaining lease terms of one year to 12 years. The remaining lease terms for the subleases are one year to ten years.
ROU Asset and Lease Liability
The ROU assets and lease liabilities for operating leases were:

March 31, 2019
(In millions)
ROU asset (1)	$843
Lease liability (1)	$928
__________________

(1)	Assets and liabilities include amounts recognized upon adoption of new guidance. See Note 1.
Lease Costs
The components of operating lease costs were as follows:

Three Months Ended March 31, 2019
(In millions)
Operating lease cost	$29
Variable lease cost	3
Sublease income	(20)
Net lease cost	$12
Operating lease expense and non-cancelable sublease income were $29 million and $11 million, respectively, for the three months ended March 31, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Leases (continued)

Other Information
Supplemental other information related to operating leases was as follows:

March 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$29
ROU assets obtained in exchange for new lease liabilities	$141
Weighted-average remaining lease term	10 years
Weighted-average discount rate	3.9%
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

March 31, 2019
(In millions)
Remainder of 2019	$84
2020	124
2021	125
2022	123
2023	112
Thereafter	554
Total undiscounted cash flows	1,122
Less: interest	194
Present value of lease liability	$928
Future minimum gross rental payments relating to lease arrangements in effect as determined prior to the adoption of ASU 2016-02 are as follows:

December 31, 2018
(In millions)
2019	$125
2020	137
2021	136
2022	134
2023	122
Thereafter	567
Total	$1,221
See Note 5 for information about the Company’s investments in leased real estate, leveraged leases and direct financing leases.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended March 31, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$2,515	$1,382	$(74)	$(261)	$3,562
OCI before reclassifications	3,604	94	(3)	(1)	3,694
Deferred income tax benefit (expense)	(754)	(21)	3	—	(772)
AOCI before reclassifications, net of income tax	5,365	1,455	(74)	(262)	6,484
Amounts reclassified from AOCI	58	(45)	—	6	19
Deferred income tax benefit (expense)	(12)	10	—	(1)	(3)
Amounts reclassified from AOCI, net of income tax	46	(35)	—	5	16
Cumulative effects of changes in accounting principles	(1)	22	—	—	21
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	—	(4)	—	—	(4)
Cumulative effects of changes in accounting principles, net of income tax (2)	(1)	18	—	—	17
Balance, end of period	$5,410	$1,438	$(74)	$(257)	$6,517

	Three Months Ended March 31, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,351	$906	$(47)	$(1,782)	$5,428
OCI before reclassifications	(2,380)	(506)	22	—	(2,864)
Deferred income tax benefit (expense)	515	103	(6)	—	612
AOCI before reclassifications, net of income tax	4,486	503	(31)	(1,782)	3,176
Amounts reclassified from AOCI	10	(184)	—	31	(143)
Deferred income tax benefit (expense)	(2)	37	—	(7)	28
Amounts reclassified from AOCI, net of income tax	8	(147)	—	24	(115)
Cumulative effects of changes in accounting principles	(119)	—	—	—	(119)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,222	207	(7)	(379)	1,043
Cumulative effects of changes in accounting principles, net of income tax (3)	1,103	207	(7)	(379)	924
Balance, end of period	$5,597	$563	$(38)	$(2,137)	$3,985
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

(3)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for further information on adoption of new accounting pronouncements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(41)	$(47)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	3	Net investment income
Net unrealized investment gains (losses)	(17)	34	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(58)	(10)
Income tax (expense) benefit	12	2
Net unrealized investment gains (losses), net of income tax	(46)	(8)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	5	4	Net investment income
Interest rate derivatives	(6)	—	Net investment gains (losses)
Interest rate derivatives	—	20	Net derivative gains (losses)
Foreign currency exchange rate derivatives	(1)	—	Net investment income
Foreign currency exchange rate derivatives	47	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	160	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	45	184
Income tax (expense) benefit	(10)	(37)
Gains (losses) on cash flow hedges, net of income tax	35	147
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(7)	(36)
Amortization of prior service (costs) credit	1	5
Amortization of defined benefit plan items, before income tax	(6)	(31)
Income tax (expense) benefit	1	7
Amortization of defined benefit plan items, net of income tax	(5)	(24)
Total reclassifications, net of income tax	$(16)	$115
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Prepaid legal plans	$81	$73
Recordkeeping and administrative services (1)	50	58
Administrative services-only contracts	53	56
Other revenue from service contracts from customers	19	12
Total revenues from service contracts from customers	203	199
Other	198	202
Total other revenues	$401	$401
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
General and administrative expenses	$570	$691
Pension, postretirement and postemployment benefit costs	26	17
Premium taxes, other taxes, and licenses & fees	77	95
Commissions and other variable expenses	441	447
Capitalization of DAC	(12)	(10)
Amortization of DAC and VOBA	19	88
Interest expense on debt	27	26
Total other expenses	$1,148	$1,354
Affiliated Expenses
Commissions and other variable expenses, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Note 14 for a discussion of affiliated expenses included in the table above.
11. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
As of October 1, 2018, except for the nonqualified defined benefit pension plan, the plan sponsor was changed from the Company to an affiliate (the “Transferred Plans”). The Company remains a participating affiliate of the Transferred Plans. See Note 14 for additional information on related affiliated expenses.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended March 31,
	2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$4	$—	$40	$1
Interest costs	12	—	93	11
Expected return on plan assets	—	—	(131)	(18)
Amortization of net actuarial (gains) losses	7	—	44	(8)
Amortization of prior service costs (credit)	(1)	—	—	(5)
Allocated to affiliates	(6)	—	(17)	5
Net periodic benefit costs (credit)	$16	$—	$29	$(14)
12. Income Tax
The Company’s effective tax rates differ from the U.S. statutory rate typically due to non-taxable investment income and tax credits. For the three months ended March 31, 2019, the Company’s provision for income tax expense (benefit) includes benefits of $6 million related to the effect of sequestration on the alternative minimum tax credit and $8 million related to the corporate tax deduction for stock compensation.
13. Contingencies, Commitments and Guarantees
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
The Company also receives and responds to subpoenas or other inquiries seeking a broad range of information from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority, as well as from local and national regulators and government authorities in jurisdictions outside the United States where the Company conducts business. The issues involved in information requests and regulatory matters vary widely, but can include inquiries or investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. The Company cooperates in these inquiries.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $425 million.
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
As reported in the 2018 Annual Report, Metropolitan Life Insurance Company received approximately 3,359 asbestos-related claims in 2018. For the three months ended March 31, 2019 and 2018, Metropolitan Life Insurance Company received approximately 843 and 823 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2018. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2019.
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
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of persons for whom Metropolitan Life Insurance Company established a Total Control Account (“TCA”) to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied Metropolitan Life Insurance Company’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. The Company intends to defend this action vigorously.

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
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (“The Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., Metropolitan Life Insurance Company and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. On April 3, 2019, the Court granted MetLife, Inc.’s and Metropolitan Life Insurance Company’s motion to dismiss and dismissed the complaint in its entirety. The Relator filed a notice of appeal with the Appellate Division of the New York State Supreme Court, First Division.
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
Regulatory and Litigation Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

inquiries into this issue and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company is exposed to lawsuits and regulatory investigations, and could be exposed to additional legal actions relating to these issues. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.1 billion and $3.6 billion at March 31, 2019 and December 31, 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.2 billion and $4.6 billion at March 31, 2019 and December 31, 2018, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $431 million, with a cumulative maximum of $804 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $5 million at both March 31, 2019 and December 31, 2018 for indemnities, guarantees and commitments.
14. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $736 million and $516 million for the three months ended March 31, 2019 and 2018, respectively. Total revenues received from affiliates related to these agreements were $7 million and $58 million for the three months ended March 31, 2019 and 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Related Party Transactions (continued)

The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $0 and $298 million for the three months ended March 31, 2019 and 2018, respectively, and were reimbursed to the Company by these affiliates.
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
The Company had net payables to affiliates, related to the items discussed above, of $128 million and $181 million at March 31, 2019 and December 31, 2018, respectively.
See Notes 5 and 11 for additional information on related party transactions.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, and Metropolitan Tower Life Insurance Company, all of which are related parties. Additionally, the Company has reinsurance agreements with Brighthouse Life Insurance Company, Brighthouse Life Insurance Company of NY, and New England Life Insurance Company, former subsidiaries of MetLife, Inc. In August 2017, MetLife, Inc. completed the separation of Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”) and retained 19.2% of Brighthouse Financial, Inc. common stock outstanding. In June 2018, MetLife, Inc. sold its Brighthouse Financial, Inc. common stock and Brighthouse was no longer considered a related party.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Premiums
Reinsurance assumed	$3	$3
Reinsurance ceded	(32)	(32)
Net premiums	$(29)	$(29)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$1
Reinsurance ceded	(6)	(5)
Net universal life and investment-type product policy fees	$(6)	$(4)
Other revenues
Reinsurance assumed	$(4)	$3
Reinsurance ceded	127	133
Net other revenues	$123	$136
Policyholder benefits and claims
Reinsurance assumed	$1	$4
Reinsurance ceded	(33)	(28)
Net policyholder benefits and claims	$(32)	$(24)
Interest credited to policyholder account balances
Reinsurance assumed	$7	$11
Reinsurance ceded	(3)	(3)
Net interest credited to policyholder account balances	$4	$8
Other expenses
Reinsurance assumed	$—	$8
Reinsurance ceded	125	132
Net other expenses	$125	$140

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2019		December 31, 2018
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$—	$12,587	$—	$12,676
Deferred policy acquisition costs and value of business acquired	—	(173)	—	(175)
Total assets	$—	$12,414	$—	$12,501
Liabilities
Future policy benefits	$60	$(3)	$61	$(1)
Policyholder account balances	139	—	141	—
Other policy-related balances	1	11	6	12
Other liabilities	842	12,477	841	12,366
Total liabilities	$1,042	$12,485	$1,049	$12,377
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $12 million and $4 million at March 31, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($8) million and $6 million for the three months ended March 31, 2019 and 2018, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $683 million and $461 million at March 31, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with the embedded derivative were ($222) million and $235 million for the three months ended March 31, 2019 and 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2018 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
Regulation
Insurance Regulation
NAIC
In 2015, the National Association of Insurance Commissioners (“NAIC”) commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this initiative, the NAIC engaged a third-party consultant to develop recommendations regarding reserve and capital requirements. Following several public exposures of the consultant’s recommendations, the NAIC adopted a new variable annuity framework, which is designed to reduce the level and volatility of the non-economic aspect of reserve and risk-based capital requirements for variable annuity products. The NAIC is now preparing technical language to be included in various NAIC manuals and guidelines to implement the new framework. We cannot predict the impact of this framework on our business until such technical requirements of the framework are completed, and we cannot predict if state insurance regulators will adopt standards different from the NAIC framework. The New York Department of Financial Services (“NYDFS”) is also pursuing a similar initiative that may deviate from the NAIC work product. At this time, we cannot predict the changes the NYDFS will propose in new variable annuity reserving standards or quantify the impact on MLIC.

Cybersecurity and Privacy Regulation
In addition, on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law has only been adopted by a few states. As adopted by these states, and if adopted as state legislation elsewhere, the Cybersecurity Model Law would impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. A drafting note in the Cybersecurity Model Law states that a licensee’s compliance with the New York cybersecurity regulation is intended to constitute compliance with the Cybersecurity Model Law.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.

Results of Operations
Consolidated Results
Business Overview. In our U.S. segment, overall sales for the three months ended March 31, 2019 increased over prior period levels, primarily driven by an increase in funding agreements in our Retirement and Income Solutions business. Sales increased in our Group Benefits business as compared to the prior period, as sales improved in both our voluntary and core businesses. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Revenues
Premiums	$5,052	$4,949
Universal life and investment-type product policy fees	503	531
Net investment income	2,645	2,701
Other revenues	401	401
Net investment gains (losses)	(54)	(196)
Net derivative gains (losses)	(310)	60
Total revenues	8,237	8,446
Expenses
Policyholder benefits and claims and policyholder dividends	5,919	5,776
Interest credited to policyholder account balances	662	581
Capitalization of DAC	(12)	(10)
Amortization of DAC and VOBA	19	88
Interest expense on debt	27	26
Other expenses	1,114	1,250
Total expenses	7,729	7,711
Income (loss) before provision for income tax	508	735
Provision for income tax expense (benefit)	—	63
Net income (loss)	508	672
Less: Net income (loss) attributable to noncontrolling interests	1	3
Net income (loss) attributable to Metropolitan Life Insurance Company	$507	$669
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
During the three months ended March 31, 2019, net income (loss) decreased $164 million from the prior period, primarily driven by an unfavorable change in net derivative gains (losses), partially offset by favorable changes in net investment gains (losses) and adjusted earnings.
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
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use derivatives to hedge the market and other risks inherent in these variable annuity guarantees. Ongoing refinement of the strategy may be required to take advantage of NAIC rules related to a statutory accounting election for derivatives that mitigate interest rate sensitivity related to variable annuity guarantees. The restructured hedge strategy is classified as a macro hedge program, included in the non-VA program derivatives section of the table below, to protect our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
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

	Three Months Ended March 31,
	2019	2018
	(In millions)
Non-VA program derivatives
Interest rate	$172	$(142)
Foreign currency exchange rate	1	(83)
Credit	93	(16)
Equity	(213)	13
Non-VA embedded derivatives	(267)	244
Total non-VA program derivatives	(214)	16
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	217	150
Nonperformance risk adjustment	(11)	(21)
Other risks	(37)	(40)
Total	169	89
Freestanding derivatives hedging direct and assumed embedded derivatives	(265)	(45)
Total VA program derivatives	(96)	44
Net derivative gains (losses)	$(310)	$60

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $230 million ($182 million, net of income tax). This was primarily due to a change in the value of the underlying assets unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Also, equity markets increased in the current period and decreased in the prior period, unfavorably impacting equity options acquired primarily as part of our macro hedge program. These unfavorable impacts were partially offset by a favorable change in interest rate impact due to: (i) long-term U.S. interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive fixed interest rate swaps, total rate of return swaps and options; and (ii) mid-term rates decreasing in the current period and increasing in the prior period, negatively impacting interest rate caps. Also, credit spreads narrowed in the current period and widened in the prior period, favorably impacting written credit default swaps used in replications. Additionally, the Euro weakening relative to the U.S. dollar in the current period versus strengthening in the prior period positively impacted foreign currency swaps that primarily hedge foreign currency-denominated bonds. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $140 million ($111 million, net of income tax). This was due to an unfavorable change of $150 million ($119 million, net of income tax) in freestanding derivatives hedging market risks in embedded derivatives, net of embedded derivatives market and other risks, partially offset by a favorable change of $10 million ($8 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned unfavorable change of $150 million ($119 million, net of income tax) was primarily driven by changes in market factors and other risks.
The primary changes in market factors are summarized as follows:

•
Key equity index levels increased in the current period and decreased in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 13% in the current period and decreased 1% in the prior period.

•
Long-term U.S. interest rates decreased in the current period and increased in the prior period, contributing to an unfavorable change in our embedded interest rate derivatives. For example, the 30-year U.S. swap rate decreased 26 basis points in the current period and increased 28 basis points in the prior period. The favorable change in our freestanding derivatives resulted from the restructuring of the VA hedging strategy in 2018.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $10 million ($8 million, net of income tax) was primarily due to a favorable change of $19 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by an unfavorable change of $9 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $142 million ($112 million, net of income tax) primarily reflects mark-to-market gains on equity securities in the current period versus mark-to-market losses in the prior period, which were measured at estimated fair value through net income, as well as lower alternative investment impairments in the current period.

Taxes. Income tax expense for the three months ended March 31, 2019 was $0, compared with $63 million, or 9% of income (loss) before provision for income tax, for the three months ended March 31, 2018. The Company’s effective tax rates differ from the U.S. statutory rate of 21% typically due to non-taxable investment income and tax credits for investments in low income housing. Our current period results include benefits of $6 million related to the effect of sequestration on the alternative minimum tax credit and $8 million related to the corporate tax deduction for stock compensation.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $39 million, net of income tax, to $867 million, net of income tax, for the three months ended March 31, 2019 from $828 million, net of income tax, for the three months ended March 31, 2018.

Reconciliation of net income (loss) to adjusted earnings

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net income (loss)	$508	$672
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(54)	(196)
Net derivative gains (losses)	(310)	60
Premiums	—	—
Universal life and investment-type product policy fees	22	23
Net investment income	(75)	(92)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(83)	(2)
Interest credited to policyholder account balances	3	1
Capitalization of DAC	—	—
Amortization of DAC and VOBA	42	6
Interest expense on debt	—	—
Other expenses	—	2
Provision for income tax (expense) benefit	96	42
Adjusted earnings	$867	$828
Consolidated Results — Adjusted Earnings
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were lower expenses, favorable underwriting and a larger invested asset base, partially offset by lower investment yields and higher interest credited expenses.
Business Growth. Net investment income improved as a result of higher average invested assets in our U.S. segment, partially offset by a reduced asset base in our MetLife Holdings segment. The higher asset base in our U.S. segment was due to the impact of increased net flows, primarily from prior period pension risk transfer sales. However, consistent with the growth in the U.S. segment’s average invested assets from increased premiums and net flows, interest credited on long-duration contracts increased. In our MetLife Holdings segment, negative net flows in our deferred annuities business and a decrease in universal life deposits resulted in lower fee income, decreasing adjusted earnings. In our U.S. segment, higher volume-related, and premium tax expenses were partially offset by lower direct expenses, including certain employee-related expenses. The net increase in expenses, which included the favorable impact of the 2019 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act, was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, net of lower DAC amortization, increased adjusted earnings by $3 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by lower returns on private equities and real estate investments, lower income on derivatives, higher investment expenses and lower returns on alternative investments. The resulting decrease in net investment income was partially offset by increased yields on mortgage loans and higher returns on fair value option securities. In the U.S. segment, higher average interest credited rates on both our long-duration and deposit-type liabilities drove an increase in interest credited expenses. The changes in market factors discussed above resulted in a $129 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Favorable underwriting increased adjusted earnings by $47 million due to favorable morbidity and mortality experience in our U.S. segment, partially offset by less favorable mortality and morbidity experience in our MetLife Holdings segment. Favorable morbidity experience was due to favorable claim experience in our Group Benefits business, primarily driven by lower claim severity, favorable renewal results and an increase in recoveries in our group disability business. In addition, growth in the business, and favorable claims experience in both our accident & health and individual disability businesses contributed to the increase in adjusted earnings. Favorable mortality experience was due to favorable claims experience in our term life business (primarily due to the unfavorable impact of the influenza virus in the prior period), favorable prior period development and lower incidence, partially offset by less favorable mortality in our universal life, accidental death and dismemberment and pension risk transfer businesses. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $3 million increase in adjusted earnings.
Expenses. Adjusted earnings increased $97 million as a result of lower expenses, primarily due to declines in employee-related costs, lower other expenses as a result of enterprise-wide initiatives and a decrease in interest on uncertain tax positions, partially offset by higher costs associated with corporate initiatives and projects, including the continued investment in our unit cost initiative.
Taxes. Our effective tax rates differ from the U.S. statutory rate of 21% typically due to nontaxable investment income and tax credits for investments in low income housing. Lower utilization of tax preferenced items decreased adjusted earnings by $3 million from the prior period. Our current period results include benefits of $6 million related to the effect of sequestration on the alternative minimum tax credit and $8 million related to the corporate tax deduction for stock compensation.
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
The following non-GAAP financial measure should not be viewed as a substitute for the most directly comparable financial measure calculated in accordance with GAAP:

Non-GAAP financial measure:		Comparable GAAP financial measure:
(i)	adjusted earnings	(i)	net income (loss)
Reconciliations of this non-GAAP measure to the most directly comparable historical GAAP measure are included in the results of operations, see “— Results of Operations.” Reconciliations of this non-GAAP measure to the most directly comparable GAAP measure are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
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
The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB (“guaranteed minimum income benefit”) fees (“GMIB fees”); and

•
Net investment income: (i) includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment hedge adjustments”), (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP and (iv) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) under GAAP.

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

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2018 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Item 1A. Risk Factors. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2018 Annual Report.

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

METROPOLITAN LIFE INSURANCE COMPANY

By:		/s/ Tamara L. Schock
	Name:	Tamara L. Schock
	Title:	Executive Vice President and Chief
Accounting Officer (Authorized Signatory
and Principal Accounting Officer)
Date: May 9, 2019