Form 10-Q
period 2019-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2019-08-08
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 000-55029
 ________________________________________
Metropolitan Life Insurance Company
(Exact name of registrant as specified in its charter)

New York					13-5581829
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

200 Park Avenue	,	New York	,	NY	10166-0188
(Address of principal executive offices)					(Zip Code)
(212) 578-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 8, 2019, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2019 and December 31, 2018 (Unaudited)
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $152,346 and $155,175, respectively)	$165,102	$159,073
Equity securities, at estimated fair value	805	773
Mortgage loans (net of valuation allowances of $300 and $291, respectively; includes $210 and $210, respectively, relating to variable interest entities; includes $262 and $299, respectively, under the fair value option)	64,671	63,687
Policy loans	6,064	6,061
Real estate and real estate joint ventures (includes $1,409 and $1,394, respectively, relating to variable interest entities; includes $22 and $0, respectively, of real estate held-for-sale)	6,414	6,152
Other limited partnership interests	4,647	4,481
Short-term investments, principally at estimated fair value	1,127	1,506
Other invested assets (includes $1,137 and $1,130, respectively, of leveraged and direct financing leases and $108 and $113, respectively, relating to variable interest entities)	16,840	15,690
Total investments	265,670	257,423
Cash and cash equivalents, principally at estimated fair value (includes $23 and $14, respectively, relating to variable interest entities)	9,269	6,882
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	2,014	2,050
Premiums, reinsurance and other receivables (includes $3 and $2, respectively, relating to variable interest entities)	22,752	21,829
Deferred policy acquisition costs and value of business acquired	3,687	4,117
Deferred income tax asset	—	43
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	4,539	3,723
Separate account assets	120,172	110,850
Total assets	$428,103	$406,917
Liabilities and Equity
Liabilities
Future policy benefits	$126,717	$126,099
Policyholder account balances	92,625	90,656
Other policy-related balances	7,609	7,264
Policyholder dividends payable	520	494
Policyholder dividend obligation	1,834	428
Payables for collateral under securities loaned and other transactions	18,263	18,472
Short-term debt	128	129
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	1,554	1,567
Current income tax payable	1	611
Deferred income tax liability	1,506	—
Other liabilities	26,502	24,620
Separate account liabilities	120,172	110,850
Total liabilities	397,431	381,190
Contingencies, Commitments and Guarantees (Note 13)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,452	12,450
Retained earnings	9,018	9,512
Accumulated other comprehensive income (loss)	8,990	3,562
Total Metropolitan Life Insurance Company stockholder’s equity	30,465	25,529
Noncontrolling interests	207	198
Total equity	30,672	25,727
Total liabilities and equity	$428,103	$406,917
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Premiums	$5,154	$10,920	$10,206	$15,869
Universal life and investment-type product policy fees	521	529	1,024	1,060
Net investment income	2,794	2,684	5,439	5,385
Other revenues	403	401	804	802
Net investment gains (losses)	66	(30)	12	(226)
Net derivative gains (losses)	208	305	(102)	365
Total revenues	9,146	14,809	17,383	23,255
Expenses
Policyholder benefits and claims	5,765	11,552	11,427	17,066
Interest credited to policyholder account balances	663	612	1,325	1,193
Policyholder dividends	260	268	517	530
Other expenses	1,235	1,277	2,383	2,631
Total expenses	7,923	13,709	15,652	21,420
Income (loss) before provision for income tax	1,223	1,100	1,731	1,835
Provision for income tax expense (benefit)	156	93	156	156
Net income (loss)	1,067	1,007	1,575	1,679
Less: Net income (loss) attributable to noncontrolling interests	—	5	1	8
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,067	$1,002	$1,574	$1,671
Comprehensive income (loss)	$3,540	$(191)	$6,986	$(1,886)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	—	5	1	8
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$3,540	$(196)	$6,985	$(1,894)
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$5	$12,450	$9,512	$3,562	$25,529	$198	$25,727
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			78	17	95		95
Balance at January 1, 2019	5	12,450	9,590	3,579	25,624	198	25,822
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(2,146)		(2,146)		(2,146)
Change in equity of noncontrolling interests					—	(4)	(4)
Net income (loss)			507		507	1	508
Other comprehensive income (loss), net of income tax				2,938	2,938		2,938
Balance at March 31, 2019	5	12,451	7,951	6,517	26,924	195	27,119
Capital contributions from MetLife, Inc.		1			1		1
Change in equity of noncontrolling interests					—	12	12
Net income (loss)			1,067		1,067		1,067
Other comprehensive income (loss), net of income tax				2,473	2,473		2,473
Balance at June 30, 2019	$5	$12,452	$9,018	$8,990	$30,465	$207	$30,672

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$5	$14,150	$10,035	$5,428	$29,618	$143	$29,761
Cumulative effects of changes in accounting principles, net of income tax			(917)	924	7		7
Balance at January 1, 2018	5	14,150	9,118	6,352	29,625	143	29,768
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(1,000)		(1,000)		(1,000)
Change in equity of noncontrolling interests					—	59	59
Net income (loss)			669		669	3	672
Other comprehensive income (loss), net of income tax				(2,367)	(2,367)		(2,367)
Balance at March 31, 2018	5	14,151	8,787	3,985	26,928	205	27,133
Capital contributions from MetLife, Inc.		2			2		2
Returns of capital		(2)			(2)		(2)
Dividends to MetLife, Inc.			(705)		(705)		(705)
Change in equity of noncontrolling interests					—	(6)	(6)
Net income (loss)			1,002		1,002	5	1,007
Other comprehensive income (loss), net of income tax				(1,198)	(1,198)		(1,198)
Balance at June 30, 2018	$5	$14,151	$9,084	$2,787	$26,027	$204	$26,231
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$2,009	$4,881
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	28,997	33,260
Equity securities	83	80
Mortgage loans	4,763	4,041
Real estate and real estate joint ventures	110	342
Other limited partnership interests	269	219
Purchases and originations of:
Fixed maturity securities available-for-sale	(25,773)	(32,814)
Equity securities	(31)	(95)
Mortgage loans	(5,779)	(5,421)
Real estate and real estate joint ventures	(493)	(250)
Other limited partnership interests	(463)	(326)
Cash received in connection with freestanding derivatives	958	1,178
Cash paid in connection with freestanding derivatives	(1,261)	(1,667)
Net change in policy loans	(3)	(13)
Net change in short-term investments	397	1,400
Net change in other invested assets	147	238
Net change in property, equipment and leasehold improvements	(8)	216
Other, net	9	(36)
Net cash provided by (used in) investing activities	1,922	352
Cash flows from financing activities
Policyholder account balances:
Deposits	35,914	37,730
Withdrawals	(35,034)	(39,860)
Net change in payables for collateral under securities loaned and other transactions	(209)	675
Long-term debt issued	—	14
Long-term debt repaid	(17)	(39)
Financing element on certain derivative instruments and other derivative related transactions, net	(49)	(63)
Dividends paid to MetLife, Inc.	(2,146)	(1,705)
Other, net	4	73
Net cash provided by (used in) financing activities	(1,537)	(3,175)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(7)	1
Change in cash and cash equivalents	2,387	2,059
Cash and cash equivalents, beginning of period	6,882	5,069
Cash and cash equivalents, end of period	$9,269	$7,128
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$52	$53
Income tax	$402	$253
Non-cash transactions:
Capital contributions from MetLife, Inc.	$2	$3
Fixed maturity securities available-for-sale received in connection with pension risk transfer transaction	$—	$3,016
Reclassification of certain equity securities to other invested assets	$—	$733

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
The adoption of the guidance resulted in an $18 million, net of income tax, increase to accumulated other comprehensive income (loss) (“AOCI”) with a corresponding decrease to retained earnings due to the reclassification of hedge ineffectiveness for cash flow hedging relationships existing as of January 1, 2019. The Company has included the expanded disclosures within Note 6.

ASU 2016-02, Leases (Topic 842), as clarified and amended by ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases are classified as finance or operating leases and both types of leases are recognized on the balance sheet. Lessor accounting remains largely unchanged from previous guidance except for certain targeted changes. The new guidance also requires new qualitative and quantitative disclosures. In July 2018, two amendments to the new guidance were issued. The amendments provide the option to adopt the new guidance prospectively without adjusting comparative periods. Also, the amendments provide lessors with a practical expedient not to separate lease and non-lease components for certain operating leases. In December 2018, an amendment was issued to clarify lessor accounting relating to taxes, certain lessor’s costs and variable payments related to both lease and non-lease components.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs issued but not yet adopted as of June 30, 2019 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements are summarized in the table below.

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

		January 1, 2020. The new guidance can be applied either prospectively to eligible costs incurred on or after the guidance is first applied, or retrospectively to all periods presented.	The new guidance will not have a material impact on the Company’s consolidated financial statements and will be adopted prospectively.
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

As of December 31, 2018, the Company early adopted the provisions of the guidance that removed the requirements relating to transfers between fair value hierarchy levels and certain disclosures about valuation processes for Level 3 fair value measurements. The Company will adopt the remainder of the new guidance at the effective date. The new guidance will not have a material impact on the Company’s consolidated financial statements.

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
The Company has started its implementation efforts and is currently evaluating the impact of the new guidance. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its consolidated financial statements.

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
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief

This new guidance requires an allowance for credit losses based on the expectation of lifetime credit losses on financing receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and certain leases.

The current model for other-than-temporary impairment (“OTTI”) on available-for-sale (“AFS”) debt securities has been modified and requires the recording of an allowance for credit losses rather than a reduction of the carrying value. Any improvements in expected future cash flows will no longer be reflected as a prospective yield adjustment, but rather as a reduction in the allowance. The new guidance also replaces the model for purchased credit impaired debt securities and financing receivables and requires the establishment of an allowance for credit losses at acquisition, which is added to the purchase price to establish the initial amortized cost.

The new guidance also requires enhanced disclosures.

January 1, 2020, to be applied on a modified retrospective basis, which requires transition adjustments to be recorded as a cumulative effect adjustment to retained earnings.
The Company continues to evaluate the impact of the new guidance on its consolidated financial statements.

The Company is finalizing the development of the credit loss models for its financing receivables carried at amortized cost that are within the scope of the new guidance. The development of these credit loss models has resulted in data input validations, enhanced policies and controls and continued updates to information systems. The Company will begin testing these models and information systems in the second half of 2019.

The Company is in the process of preparing the required disclosures.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB fees”); and

•
Net investment income: (i) includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (iv) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) under GAAP.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2019 and 2018. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended June 30, 2019	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,380	$774	$—	$5,154	$—	$5,154
Universal life and investment-type product policy fees	264	235	—	499	22	521
Net investment income	1,701	1,191	(26)	2,866	(72)	2,794
Other revenues	202	51	150	403	—	403
Net investment gains (losses)	—	—	—	—	66	66
Net derivative gains (losses)	—	—	—	—	208	208
Total revenues	6,547	2,251	124	8,922	224	9,146
Expenses
Policyholder benefits and claims and policyholder dividends	4,522	1,456	—	5,978	47	6,025
Interest credited to policyholder account balances	488	180	—	668	(5)	663
Capitalization of DAC	(19)	2	—	(17)	—	(17)
Amortization of DAC and VOBA	13	60	—	73	(32)	41
Interest expense on debt	2	2	22	26	—	26
Other expenses	724	206	255	1,185	—	1,185
Total expenses	5,730	1,906	277	7,913	10	7,923
Provision for income tax expense (benefit)	169	67	(126)	110	46	156
Adjusted earnings	$648	$278	$(27)	899
Adjustments to:
Total revenues				224
Total expenses				(10)
Provision for income tax (expense) benefit				(46)
Net income (loss)				$1,067		$1,067

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2019	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$8,682	$1,524	$—	$10,206	$—	$10,206
Universal life and investment-type product policy fees	528	452	—	980	44	1,024
Net investment income	3,339	2,330	(83)	5,586	(147)	5,439
Other revenues	406	114	284	804	—	804
Net investment gains (losses)	—	—	—	—	12	12
Net derivative gains (losses)	—	—	—	—	(102)	(102)
Total revenues	12,955	4,420	201	17,576	(193)	17,383
Expenses
Policyholder benefits and claims and policyholder dividends	8,960	2,854	—	11,814	130	11,944
Interest credited to policyholder account balances	975	358	—	1,333	(8)	1,325
Capitalization of DAC	(34)	5	—	(29)	—	(29)
Amortization of DAC and VOBA	27	107	—	134	(74)	60
Interest expense on debt	5	4	44	53	—	53
Other expenses	1,447	406	446	2,299	—	2,299
Total expenses	11,380	3,734	490	15,604	48	15,652
Provision for income tax expense (benefit)	326	134	(254)	206	(50)	156
Adjusted earnings	$1,249	$552	$(35)	1,766
Adjustments to:
Total revenues				(193)
Total expenses				(48)
Provision for income tax (expense) benefit				50
Net income (loss)				$1,575		$1,575

Six Months Ended June 30, 2018	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$14,300	$1,568	$1	$15,869	$—	$15,869
Universal life and investment-type product policy fees	510	503	—	1,013	47	1,060
Net investment income	3,238	2,381	(42)	5,577	(192)	5,385
Other revenues	392	133	277	802	—	802
Net investment gains (losses)	—	—	—	—	(226)	(226)
Net derivative gains (losses)	—	—	—	—	365	365
Total revenues	18,440	4,585	236	23,261	(6)	23,255
Expenses
Policyholder benefits and claims and policyholder dividends	14,743	2,831	(9)	17,565	31	17,596
Interest credited to policyholder account balances	819	375	—	1,194	(1)	1,193
Capitalization of DAC	(22)	3	—	(19)	—	(19)
Amortization of DAC and VOBA	32	151	—	183	(16)	167
Interest expense on debt	6	4	44	54	—	54
Other expenses	1,424	500	512	2,436	(7)	2,429
Total expenses	17,002	3,864	547	21,413	7	21,420
Provision for income tax expense (benefit)	306	138	(283)	161	(5)	156
Adjusted earnings	$1,132	$583	$(28)	1,687
Adjustments to:
Total revenues				(6)
Total expenses				(7)
Provision for income tax (expense) benefit				5
Net income (loss)				$1,679		$1,679

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2019	December 31, 2018
	(In millions)
U.S.	$247,783	$233,998
MetLife Holdings	154,635	147,498
Corporate & Other	25,685	25,421
Total	$428,103	$406,917

Revenues derived from one U.S. segment customer were $800 million and $1.6 billion for the three months and six months ended June 30, 2019, respectively, which represented 13% and 13%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from one U.S. segment customer were $6.0 billion for both the three months and six months ended June 30, 2018, which represented 50% and 34%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer.
Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and six months ended June 30, 2019 and 2018.
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
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	June 30, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$49,796		$21,826		$47,393		$20,692
Separate account value (1)	$39,994		$20,993		$37,342		$19,839
Net amount at risk	$1,282	(3)	$375	(4)	$2,433	(3)	$418	(4)
Average attained age of contractholders	68 years		66 years		67 years		65 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$144		N/A		$144
Net amount at risk	N/A		$83	(5)	N/A		$85	(5)
Average attained age of contractholders	N/A		54 years		N/A		53 years

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

	June 30, 2019		December 31, 2018
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,575	$916	$4,614	$937
Net amount at risk (6)	$43,042	$6,085	$44,596	$6,290
Average attained age of policyholders	56 years	64 years	55 years	63 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Balance, beginning of period	$12,590	$12,090
Less: Reinsurance recoverables	1,497	1,401
Net balance, beginning of period	11,093	10,689
Incurred related to:
Current period	8,830	8,425
Prior periods (1)	(53)	73
Total incurred	8,777	8,498
Paid related to:
Current period	(5,424)	(5,172)
Prior periods	(3,060)	(3,164)
Total paid	(8,484)	(8,336)
Net balance, end of period	11,386	10,851
Add: Reinsurance recoverables	1,587	1,446
Balance, end of period (included in future policy benefits and other policy-related balances)	$12,973	$12,297
__________________

(1)
For the six months ended June 30, 2019, claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the current period. For the six months ended June 30, 2018, claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2019	December 31, 2018
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,608	$40,032
Other policy-related balances	395	317
Policyholder dividends payable	457	431
Policyholder dividend obligation	1,834	428
Deferred income tax liability	51	28
Other liabilities	137	328
Total closed block liabilities	42,482	41,564
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,132	25,354
Equity securities, at estimated fair value	64	61
Contractholder-directed equity securities and fair value option securities, at estimated fair value	49	43
Mortgage loans	6,900	6,778
Policy loans	4,498	4,527
Real estate and real estate joint ventures	550	544
Other invested assets	657	643
Total investments	38,850	37,950
Cash and cash equivalents	75	—
Accrued investment income	434	443
Premiums, reinsurance and other receivables	85	83
Current income tax recoverable	78	69
Total assets designated to the closed block	39,522	38,545
Excess of closed block liabilities over assets designated to the closed block	2,960	3,019
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	2,226	1,089
Unrealized gains (losses) on derivatives, net of income tax	103	86
Allocated to policyholder dividend obligation, net of income tax	(1,449)	(338)
Total amounts included in AOCI	880	837
Maximum future earnings to be recognized from closed block assets and liabilities	$3,840	$3,856

Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	(In millions)
Balance, beginning of period	$428	$2,121
Change in unrealized investment and derivative gains (losses)	1,406	(1,693)
Balance, end of period	$1,834	$428

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues
Premiums	$390	$410	$757	$797
Net investment income	447	431	875	875
Net investment gains (losses)	(4)	(24)	(5)	(53)
Net derivative gains (losses)	9	13	12	10
Total revenues	842	830	1,639	1,629
Expenses
Policyholder benefits and claims	563	596	1,102	1,167
Policyholder dividends	231	238	459	482
Other expenses	28	30	57	59
Total expenses	822	864	1,618	1,708
Revenues, net of expenses before provision for income tax expense (benefit)	20	(34)	21	(79)
Provision for income tax expense (benefit)	4	(7)	4	(17)
Revenues, net of expenses and provision for income tax expense (benefit)	$16	$(27)	$17	$(62)

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

5. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes Agency, prime, alternative and sub-prime mortgage-backed securities. Asset-backed securities (“ABS”) includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple properties. RMBS, ABS and CMBS are collectively, “Structured Securities.”

	June 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$52,042	$5,084	$300	$—	$56,826	$53,927	$2,440	$1,565	$—	$54,802
U.S. government and agency	25,195	3,483	22	—	28,656	28,139	2,388	366	—	30,161
Foreign corporate	27,852	1,787	694	—	28,945	26,592	674	1,303	—	25,963
RMBS	22,187	1,261	76	(36)	23,408	22,186	831	305	(25)	22,737
ABS	9,449	52	49	—	9,452	8,599	40	112	—	8,527
Municipals	5,983	1,390	—	—	7,373	6,070	907	30	—	6,947
CMBS	5,396	222	16	—	5,602	5,471	48	75	—	5,444
Foreign government	4,242	641	43	—	4,840	4,191	408	107	—	4,492
Total fixed maturity securities AFS	$152,346	$13,920	$1,200	$(36)	$165,102	$155,175	$7,736	$3,863	$(25)	$159,073
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $25 million and $14 million, and unrealized gains (losses) of $1 million and ($1) million at June 30, 2019 and December 31, 2018, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost	$9,778	$25,123	$25,828	$54,585	$37,032	$152,346
Estimated fair value	$9,734	$25,726	$27,617	$63,563	$38,462	$165,102

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	June 30, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$3,379	$91	$3,005	$209	$23,398	$1,176	$3,043	$389
U.S. government and agency	1,483	1	2,270	21	4,322	29	7,948	337
Foreign corporate	1,976	119	4,955	575	12,911	893	2,138	410
RMBS	1,154	13	2,420	27	5,611	107	4,482	173
ABS	3,718	28	1,636	21	5,958	105	223	7
Municipals	21	—	16	—	675	22	94	8
CMBS	381	1	265	15	2,455	45	344	30
Foreign government	56	3	280	40	1,364	83	191	24
Total fixed maturity securities AFS	$12,168	$256	$14,847	$908	$56,694	$2,460	$18,463	$1,378
Total number of securities in an unrealized loss position	1,208		1,042		5,263		1,125

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
Current Period Evaluation
Based on the Company’s current evaluation of its securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2019. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation and foreign currency exchange rates. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities AFS decreased $2.7 billion for the six months ended June 30, 2019 to $1.2 billion. The decrease in gross unrealized losses for the six months ended June 30, 2019 was primarily attributable to decreases in interest rates and narrowing credit spreads.
At June 30, 2019, $127 million of the total $1.2 billion of gross unrealized losses were from 20 fixed maturity securities AFS with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities AFS
Of the $127 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $85 million, or 67%, were related to gross unrealized losses on 11 investment grade fixed maturity securities AFS. Unrealized losses on investment grade fixed maturity securities AFS are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities AFS, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $127 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $42 million, or 33%, were related to gross unrealized losses on nine below investment grade fixed maturity securities AFS. Unrealized losses on below investment grade fixed maturity securities AFS are principally related to U.S. and foreign corporate securities (primarily industrial) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities are summarized as follows at:

	June 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Common stock	$472	58.6%	$442	57.2%
Non-redeemable preferred stock	333	41.4	331	42.8
Total equity securities	$805	100.0%	$773	100.0%

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$38,270	59.2%	$38,123	59.9%
Agricultural	14,523	22.5	14,164	22.2
Residential	11,916	18.4	11,392	17.9
Total recorded investment	64,709	100.1	63,679	100.0
Valuation allowances	(300)	(0.5)	(291)	(0.5)
Subtotal mortgage loans, net	64,409	99.6	63,388	99.5
Residential — FVO (1)	262	0.4	299	0.5
Total mortgage loans, net	$64,671	100.0%	$63,687	100.0%

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

The amount of net discounts, included within total recorded investment, primarily residential, was $904 million and $907 million at June 30, 2019 and December 31, 2018, respectively.
Purchases of mortgage loans, primarily residential, were $472 million and $1.8 billion for the three months and six months ended June 30, 2019, respectively, and $666 million and $954 million for the three months and six months ended June 30, 2018, respectively.

Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2019
Commercial	$—	$—	$—	$—	$—	$38,270	$193	$—
Agricultural	31	31	3	191	190	14,302	43	218
Residential	—	—	—	504	403	11,513	61	403
Total	$31	$31	$3	$695	$593	$64,085	$297	$621
December 31, 2018
Commercial	$—	$—	$—	$—	$—	$38,123	$190	$—
Agricultural	31	31	3	169	169	13,964	41	197
Residential	—	—	—	431	386	11,006	57	386
Total	$31	$31	$3	$600	$555	$63,093	$288	$583

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $172 million and $401 million, respectively, for the three months ended June 30, 2019 and $0, $181 million and $396 million, respectively, for the six months ended June 30, 2019.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $122 million and $351 million, respectively, for the three months ended June 30, 2018, and $0, $97 million and $342 million, respectively, for the six months ended June 30, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2019				2018
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$190	$44	$57	$291	$173	$40	$58	$271
Provision (release)	3	2	8	13	10	—	2	12
Charge-offs, net of recoveries	—	—	(4)	(4)	—	—	(4)	(4)
Balance, end of period	$193	$46	$61	$300	$183	$40	$56	$279

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2019
Loan-to-value ratios:
Less than 65%	$31,529	$612	$152	$32,293	84.4%	$33,456	84.6%
65% to 75%	4,548	26	152	4,726	12.3	4,849	12.3
76% to 80%	309	210	55	574	1.5	566	1.4
Greater than 80%	482	195	—	677	1.8	653	1.7
Total	$36,868	$1,043	$359	$38,270	100.0%	$39,524	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$31,282	$723	$85	$32,090	84.2%	$32,440	84.3%
65% to 75%	4,759	—	21	4,780	12.5	4,829	12.6
76% to 80%	340	210	56	606	1.6	585	1.5
Greater than 80%	480	167	—	647	1.7	613	1.6
Total	$36,861	$1,100	$162	$38,123	100.0%	$38,467	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$13,555	93.3%	$13,075	92.3%
65% to 75%	876	6.0	1,034	7.3
76% to 80%	69	0.5	32	0.2
Greater than 80%	23	0.2	23	0.2
Total	$14,523	100.0%	$14,164	100.0%

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$11,555	97.0%	$10,990	96.5%
Nonperforming (1)	361	3.0	402	3.5
Total	$11,916	100.0%	$11,392	100.0%

__________________

(1)	Includes residential mortgage loans in process of foreclosure of $123 million and $140 million at June 30, 2019 and December 31, 2018, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In millions)
Commercial	$—	$—	$—	$—	$167	$167
Agricultural	134	204	52	109	105	105
Residential	361	402	—	—	361	402
Total	$495	$606	$52	$109	$633	$674

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity method income from real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	June 30, 2019	December 31, 2018	Three Months Ended June 30,		Six Months Ended June 30,
			2019	2018	2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,246	$1,134	$40	$57	$81	$113
Other real estate investments	477	460	50	53	80	84
Real estate joint ventures	4,691	4,558	23	32	18	56
Total real estate and real estate joint ventures	$6,414	$6,152	$113	$142	$179	$253

The carrying value of real estate investments acquired through foreclosure was $41 million and $42 million at June 30, 2019 and December 31, 2018, respectively. Depreciation expense on real estate investments was $17 million and $32 million for the three months and six months ended June 30, 2019, respectively, and $15 million and $34 million for the three months and six months ended June 30, 2018, respectively. Real estate investments were net of accumulated depreciation of $700 million and $671 million at June 30, 2019 and December 31, 2018, respectively.
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

	June 30, 2019	December 31, 2018	Three Months Ended June 30,		Six Months Ended June 30,
			2019	2018	2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$373	$373	$12	$18	$26	$34
Retail	532	450	18	15	35	33
Apartment (1)	—	—	—	16	—	29
Industrial	262	209	10	8	20	17
Other	79	102	—	—	—	—
Total leased real estate investments	$1,246	$1,134	$40	$57	$81	$113
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(1)    The Company sold its investment in apartment properties in the fourth quarter of 2018.
Future contractual receipts under operating leases at June 30, 2019 are $64 million for the remainder of 2019, $120 million in 2020, $97 million in 2021, $77 million in 2022, $60 million in 2023, $149 million thereafter, and in total are $567 million.
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
Investment in leveraged and direct financing leases consisted of the following at:

	June 30, 2019		December 31, 2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$707	$244	$715	$256
Estimated residual values	618	42	618	42
Subtotal	1,325	286	1,333	298
Unearned income	(383)	(91)	(401)	(100)
Investment in leases	$942	$195	$932	$198
__________________

(1)
Future contractual receipts under direct financing leases at June 30, 2019 are $11 million for the remainder of 2019, $21 million in 2020, $21 million in 2021, $21 million in 2022, $21 million in 2023, $149 million thereafter, and in total are $244 million.

Lease receivables are generally due in periodic installments, with payment periods generally ranging from one to 15 years, but in certain circumstances can be over 25 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both June 30, 2019 and December 31, 2018, all lease receivables were performing.
The Company’s deferred income tax liability related to leveraged leases was $459 million and $465 million at June 30, 2019 and December 31, 2018, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $7.5 billion and $5.0 billion at June 30, 2019 and December 31, 2018, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2019	December 31, 2018
	(In millions)
Fixed maturity securities AFS	$12,733	$3,890
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	36	25
Total fixed maturity securities AFS	12,769	3,915
Derivatives	2,292	1,742
Other	162	231
Subtotal	15,223	5,888
Amounts allocated from:
Future policy benefits	(641)	(5)
DAC, VOBA and DSI	(979)	(571)
Policyholder dividend obligation	(1,834)	(428)
Subtotal	(3,454)	(1,004)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(7)	(5)
Deferred income tax benefit (expense)	(2,436)	(982)
Net unrealized investment gains (losses)	$9,326	$3,897

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2019
(In millions)
Balance, beginning of period	$3,897
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	17
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	11
Unrealized investment gains (losses) during the period	9,302
Unrealized investment gains (losses) relating to:
Future policy benefits	(636)
DAC, VOBA and DSI	(408)
Policyholder dividend obligation	(1,406)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(2)
Deferred income tax benefit (expense)	(1,449)
Balance, end of period	$9,326
Change in net unrealized investment gains (losses)	$5,429

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2019 and December 31, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the securities lending and repurchase agreements transactions is as follows:

	June 30, 2019				December 31, 2018
	Securities on Loan (1)				Securities on Loan (1)
	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
				(In millions)
Securities lending	$11,061	$12,500	$12,778	$12,936	$12,521	$13,138	$13,351	$13,376
Repurchase agreements	$1,458	$1,565	$1,535	$1,553	$974	$1,020	$1,000	$1,001
__________________

(1)
Securities on loan in connection with securities lending are included within fixed maturities securities AFS and cash equivalents and securities on loan in connection with repurchase agreements are included within fixed maturities securities AFS, short-term investments and cash equivalents.

(2)
In connection with securities lending, in addition to cash collateral received, the Company received from counterparties security collateral of $8 million and $64 million at June 30, 2019 and December 31, 2018, respectively, which may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

(3)
The securities lending liability for cash collateral is included within payables for collateral under securities loaned and other transactions, and the repurchase agreements liability for cash collateral is included within payables for collateral under securities loaned and other transactions and other liabilities.

Contractual Maturities
A summary of the remaining contractual maturities of securities lending agreements and repurchase agreements is as follows:

	June 30, 2019				December 31, 2018
	Remaining Maturities				Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$2,168	$3,137	$7,473	$12,778	$1,970	$7,426	$3,955	$13,351

Repurchase agreements:
U.S. government and agency	$—	$1,535	$—	$1,535	$—	$1,000	$—	$1,000
__________________

(1)
The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral. The estimated fair value of the securities on loan related to this cash collateral at June 30, 2019 was $2.1 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

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
The securities lending and repurchase agreements reinvestment portfolios acquired with the cash collateral consist principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or held in cash. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	June 30, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits)	$47	$47
Invested assets pledged as collateral (1)	20,756	20,207
Total invested assets on deposit and pledged as collateral	$20,803	$20,254
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report) and derivative transactions (see Note 6).

See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 4 for information regarding investments designated to the closed block. In addition, the restricted investment in Federal Home Loan Bank common stock was $727 million and $724 million, at redemption value, at June 30, 2019 and December 31, 2018, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,409	$—	$1,394	$—
Renewable energy partnership (2)	99	—	102	—
Investment fund (primarily mortgage loans) (3)	228	—	219	—
Other investments	20	5	21	5
Total	$1,756	$5	$1,736	$5
__________________

(1)
The Company’s investment in these affiliated real estate joint ventures was $1.3 billion at both June 30, 2019 and December 31, 2018. Other affiliates’ investments in these affiliated real estate joint ventures were $130 million and $123 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Assets of the renewable energy partnership primarily consisted of other invested assets.

(3)
The Company’s investment in this affiliated investment fund was $186 million and $178 million at June 30, 2019 and December 31, 2018, respectively. An affiliate had an investment in this affiliated investment fund of $42 million and $41 million at June 30, 2019 and December 31, 2018, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$36,871	$36,871	$35,112	$35,112
U.S. and foreign corporate	920	920	669	669
Other limited partnership interests	4,141	6,959	3,979	6,405
Other invested assets	1,796	1,905	1,914	2,066
Real estate joint ventures	25	29	33	37
Total	$43,753	$46,684	$41,707	$44,289
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $73 million and $93 million at June 30, 2019 and December 31, 2018, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

As described in Note 13, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for both the six months ended June 30, 2019 and 2018.
For the three months ended June 30, 2019, the Company securitized certain residential mortgage loans and acquired an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. For the three months ended June 30, 2019, the carrying value and the estimated fair value of mortgage loans securitized were $443 million and $467 million, respectively, resulting in a gain of $24 million, which was included within net investment gains (losses). The estimated fair value of the RMBS acquired in connection with the securitizations was $133 million, which was included in the carrying amount and maximum exposure to loss for Structured Securities presented above. See Note 7 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and, for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Investment income:
Fixed maturity securities AFS	$1,780	$1,816	$3,548	$3,601
Equity securities	10	10	19	21
Mortgage loans	786	688	1,550	1,359
Policy loans	77	73	153	145
Real estate and real estate joint ventures	113	142	179	253
Other limited partnership interests	173	88	258	235
Cash, cash equivalents and short-term investments	44	29	87	49
FVO Securities (1)	10	—	33	—
Operating joint venture	34	14	45	21
Other	32	64	91	143
Subtotal	3,059	2,924	5,963	5,827
Less: Investment expenses	265	240	524	442
Net investment income	$2,794	$2,684	$5,439	$5,385
__________________

(1)
Changes in estimated fair value subsequent to purchase for FVO securities (“FVO Securities”) still held as of June 30, 2019 included in net investment income were $10 million and $33 million for the three months and six months ended June 30, 2019, respectively. There were no changes in estimated fair value subsequent to purchase for FVO Securities still held as of June 30, 2018 included in net investment income for both the three months and six months ended June 30, 2018.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through an operating joint venture, the majority of which is accounted for under the equity method. Net investment income from other limited partnership interests and the operating joint venture, accounted for under the equity method, and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $157 million and $193 million for the three months and six months ended June 30, 2019, respectively, and $57 million and $190 million for the three months and six months ended June 30, 2018, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$—	$(6)	$—
Total U.S. and foreign corporate securities	—	—	(6)	—
RMBS	—	—	(2)	—
OTTI losses on fixed maturity securities AFS recognized in earnings	—	—	(8)	—
Fixed maturity securities AFS — net gains (losses) on sales and disposals	81	(64)	49	(109)
Total gains (losses) on fixed maturity securities AFS	81	(64)	41	(109)
Total gains (losses) on equity securities:
Equity securities — net gains (losses) on sales and disposals	2	8	11	8
Change in estimated fair value of equity securities (1)	(12)	—	45	(39)
Total gains (losses) on equity securities	(10)	8	56	(31)
Mortgage loans	18	(12)	4	(33)
Real estate and real estate joint ventures	(1)	75	2	100
Other limited partnership interests	—	8	—	8
Other (2) (3)	(9)	(73)	(59)	(179)
Subtotal	79	(58)	44	(244)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	4	(1)	(12)	(7)
Non-investment portfolio gains (losses)	(17)	29	(20)	25
Subtotal	(13)	28	(32)	18
Total net investment gains (losses)	$66	$(30)	$12	$(226)

__________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($10) million and $42 million for the three months and six months ended June 30, 2019, respectively, and $7 million and ($30) million for the three months and six months ended June 30, 2018, respectively.

(2)
Other gains (losses) for the three months and six months ended June 30, 2019 included tax credit partnership impairment losses of $14 million and $92 million, respectively, and a renewable energy partnership disposal gain of $46 million for the six months ended June 30, 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(3)
Other gains (losses) included renewable energy partnership disposal losses of $83 million for both the three months and six months ended June 30, 2018 and leveraged lease impairment losses of $105 million for the six months ended June 30, 2018.

See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($10) million and ($11) million for the three months and six months ended June 30, 2019, respectively, and $29 million and $18 million for the three months and six months ended June 30, 2018, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Proceeds	$10,194	$11,585	$20,859	$24,840
Gross investment gains	$169	$40	$304	$91
Gross investment losses	(88)	(104)	(255)	(200)
OTTI losses	—	—	(8)	—
Net investment gains (losses)	$81	$(64)	$41	$(109)

Credit Loss Rollforward of Fixed Maturity Securities AFS
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities AFS still held for which a portion of the OTTI loss was recognized in OCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Balance, beginning of period	$66	$104	$70	$110
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(8)	(11)	(11)	(17)
Increase in cash flows — accretion of previous credit loss OTTI	—	(1)	(1)	(1)
Balance, end of period	$58	$92	$58	$92

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		June 30, 2019	December 31, 2018	Three Months Ended June 30,		Six Months Ended June 30,
				2019	2018	2019	2018
Investment Type/Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,834	$1,798	$9	$4	$17	$15
Affiliated investments (2)	American Life Insurance Company	100	100	1	1	2	2
Affiliated investments (3)	Metropolitan Property and Casualty Insurance Company	315	315	2	2	5	4
Other invested assets		$2,249	$2,213	$12	$7	$24	$21
Money market pool (4)	Metropolitan Money Market Pool	$64	$52	$1	$1	$1	$1
Short-term investments		$64	$52	$1	$1	$1	$1
________________

(1)
Represents an investment in affiliated senior notes. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for a description of the redenomination of each of these affiliated senior notes in 2018 from U.S. dollar to Japanese yen, and the respective maturity dates, interest rates and interest payment terms of each of the redenominated affiliated senior notes. In July 2019, a ¥53.3 billion 1.45% affiliated senior note matured and was refinanced with a ¥37.3 billion 1.60% affiliated senior note due July 2023 and a ¥16.0 billion 1.64% affiliated senior note due July 2026. The affiliated senior notes have maturity dates from October 2019 to July 2026 and bear interest, payable semi-annually, at a rate per annum ranging from 0.82% to 3.14%.

(2)	Represents an investment in an affiliated surplus note. The surplus note, which bears interest at a fixed rate of 3.17%, payable semiannually, is due June 2020.
(3)Represents an investment in affiliated preferred stock. Dividends are payable quarterly at a variable rate.
(4)The investment has a variable rate of return.
Through March 31, 2018, the Company provided investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $19 million for the six months ended June 30, 2018. Effective April 1, 2018, the Company receives investment advisory services from an affiliate. The related affiliated investment advisory charges to the Company were $72 million and $148 million for the three months and six months ended June 30, 2019, respectively, and $69 million for the three months ended June 30, 2018.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Embedded Derivatives
The Company sold variable annuities and issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,315	$2,590	$3	$2,446	$2,197	$2
Foreign currency swaps	Foreign currency exchange rate	1,140	36	4	1,191	49	—
Subtotal		3,455	2,626	7	3,637	2,246	2
Cash flow hedges:
Interest rate swaps	Interest rate	3,457	164	8	3,181	139	1
Interest rate forwards	Interest rate	2,855	39	19	3,023	—	216
Foreign currency swaps	Foreign currency exchange rate	26,004	1,330	1,163	26,239	1,218	1,318
Subtotal		32,316	1,533	1,190	32,443	1,357	1,535
Total qualifying hedges		35,771	4,159	1,197	36,080	3,603	1,537
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	35,384	2,030	109	36,238	1,507	85
Interest rate floors	Interest rate	12,701	186	—	12,701	102	—
Interest rate caps	Interest rate	52,388	30	2	54,576	154	1
Interest rate futures	Interest rate	448	—	—	794	—	1
Interest rate options	Interest rate	28,430	605	—	24,340	185	—
Interest rate total return swaps	Interest rate	1,048	65	—	1,048	33	2
Synthetic GICs	Interest rate	16,985	—	—	18,006	—	—
Foreign currency swaps	Foreign currency exchange rate	6,326	642	93	5,986	700	79
Foreign currency forwards	Foreign currency exchange rate	662	11	7	943	15	14
Credit default swaps — purchased	Credit	843	16	3	858	24	4
Credit default swaps — written	Credit	8,887	180	1	7,864	67	13
Equity futures	Equity market	1,707	1	7	1,006	1	6
Equity index options	Equity market	24,158	482	442	23,162	706	396
Equity variance swaps	Equity market	1,946	35	88	1,946	32	81
Equity total return swaps	Equity market	724	—	12	886	89	—
Total non-designated or nonqualifying derivatives		192,637	4,283	764	190,354	3,615	682
Total		$228,408	$8,442	$1,961	$226,434	$7,218	$2,219

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	$—	$205	$—	$—	N/A
Hedged items	2	—	—	(206)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	9	—	—	—	—	—	N/A
Hedged items	(10)	—	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	—	—	—	(1)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$351
Amount of gains (losses) reclassified from AOCI into income	6	5	—	—	—	—	(11)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	172
Amount of gains (losses) reclassified from AOCI into income	(1)	34	—	—	—	—	(33)
Foreign currency transaction gains (losses) on hedged items	—	(37)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	5	2	—	—	—	—	479
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(1)	—	607	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	77	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(2)	—	—	—	N/A
Credit derivatives — written (1)	—	—	36	—	—	—	N/A
Equity derivatives (1)	—	—	(147)	(21)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(106)	—	—	—	N/A
Subtotal	(1)	—	465	(21)	—	—	N/A
Earned income on derivatives	64	—	68	32	(36)	—	—
Embedded derivatives (2)	N/A	N/A	(325)	—	N/A	N/A	N/A
Total	$68	$2	$208	$10	$(36)	$—	$479

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Three Months Ended June 30, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(68)	$—	$—	$—	N/A
Hedged items	—	—	70	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	54	—	—	—	N/A
Hedged items	—	—	(55)	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	—	—	1	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(58)
Amount of gains (losses) reclassified from AOCI into income	6	—	—	—	—	—	(6)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	235
Amount of gains (losses) reclassified from AOCI into income	(1)	—	(398)	—	—	—	399
Foreign currency transaction gains (losses) on hedged items	—	—	398	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	5	—	—	—	—	—	570
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(85)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	394	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	13	—	—	—	N/A
Credit derivatives — written (1)	—	—	(27)	—	—	—	N/A
Equity derivatives (1)	—	—	(111)	(16)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(170)	—	—	—	N/A
Subtotal	—	—	14	(16)	—	—	N/A
Earned income on derivatives	99	—	84	2	(29)	—	—
Embedded derivatives (2)	N/A	N/A	206	—	N/A	N/A	N/A
Total	$104	$—	$305	$(14)	$(29)	$—	$570

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Six Months Ended June 30, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(4)	$—	$—	$332	$—	$—	N/A
Hedged items	5	—	—	(334)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(20)	—	—	—	—	—	N/A
Hedged items	18	—	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	(1)	—	—	(2)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$593
Amount of gains (losses) reclassified from AOCI into income	11	(1)	—	—	—	—	(10)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	46
Amount of gains (losses) reclassified from AOCI into income	(2)	81	—	—	—	—	(79)
Foreign currency transaction gains (losses) on hedged items	—	(93)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	9	(13)	—	—	—	—	550
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(2)	—	748	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	16	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(12)	—	—	—	N/A
Credit derivatives — written (1)	—	—	128	—	—	—	N/A
Equity derivatives (1)	—	—	(629)	(89)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(69)	—	—	—	N/A
Subtotal	(2)	—	182	(89)	—	—	N/A
Earned income on derivatives	134	—	139	63	(68)	—	—
Embedded derivatives (2)	N/A	N/A	(423)	—	N/A	N/A	N/A
Total	$140	$(13)	$(102)	$(28)	$(68)	$—	$550

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Six Months Ended June 30, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(278)	$—	$—	$—	N/A
Hedged items	—	—	280	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	47	—	—	—	N/A
Hedged items	—	—	(48)	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	—	—	1	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(335)
Amount of gains (losses) reclassified from AOCI into income	10	—	20	—	—	—	(30)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	6
Amount of gains (losses) reclassified from AOCI into income	(1)	—	(238)	—	—	—	(239)
Foreign currency transaction gains (losses) on hedged items	—	—	240	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	9	—	22	—	—	—	(598)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	4	—	(341)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	180	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	12	—	—	—	N/A
Credit derivatives — written (1)	—	—	(55)	—	—	—	N/A
Equity derivatives (1)	1	—	(101)	(15)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(58)	—	—	—	N/A
Subtotal	5	—	(363)	(15)	—	—	N/A
Earned income on derivatives	176	—	166	4	(52)	—	—
Embedded derivatives (2)	N/A	N/A	539	—	N/A	N/A	N/A
Total	$190	$—	$365	$(11)	$(52)	$—	$(598)
__________________

(1)	Excludes earned income on derivatives.

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $0 and ($11) million for the three months and six months ended June 30, 2019, respectively, and $0 and ($21) million for the three months and six months ended June 30, 2018, respectively.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	June 30, 2019
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$257	$(1)
Mortgage loans	$1,074	$6
Future policy benefits	$(4,286)	$(873)
Policyholder account balances	$(74)	$—
__________________

(1)	Includes ($1) million of hedging adjustments on discontinued hedging relationships.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net investment gains (losses). These amounts were $47 million and $49 million for the three months and six months ended June 30, 2019, respectively, and were less than $1 million for both the three months and six months ended June 30, 2018.
At June 30, 2019 and December 31, 2018, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and four years, respectively.
At June 30, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $2.3 billion and $1.7 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2019, the Company expected to reclassify $92 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.9 billion and $7.9 billion at June 30, 2019 and December 31, 2018, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2019 and December 31, 2018, the Company would have received $179 million and $54 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$154	1.5	$2	$154	2.0
Credit default swaps referencing indices	38	2,428	2.4	27	2,079	2.5
Subtotal	40	2,582	2.4	29	2,233	2.5
Baa
Single name credit default swaps (3)	2	222	1.4	1	277	1.6
Credit default swaps referencing indices	121	5,853	5.2	20	5,124	5.2
Subtotal	123	6,075	5.0	21	5,401	5.0
Ba
Single name credit default swaps (3)	—	10	1.0	—	10	1.5
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	10	1.0	—	10	1.5
B
Single name credit default swaps (3)	—	—	—	—	—	—
Credit default swaps referencing indices	16	220	5.0	4	220	5.0
Subtotal	16	220	5.0	4	220	5.0
Total	$179	$8,887	4.3	$54	$7,864	4.3
__________________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.

(3)	Single name credit default swaps may be referenced to the credit of corporations, foreign governments, or municipals.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2019		December 31, 2018
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,383	$1,940	$7,255	$2,166
OTC-cleared (1)	146	14	52	24
Exchange-traded	1	7	1	7
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	8,530	1,961	7,308	2,197
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,845)	(1,845)	(1,988)	(1,988)
OTC-cleared	(5)	(5)	(20)	(20)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(3,711)	—	(4,000)	—
OTC-cleared	(136)	—	(26)	—
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(2,689)	(95)	(1,136)	(178)
OTC-cleared	—	(9)	—	(4)
Exchange-traded	—	(7)	—	(7)
Net amount after application of master netting agreements and collateral	$144	$—	$138	$—
__________________

(1)
At June 30, 2019 and December 31, 2018, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $88 million and $90 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of $0 and ($22) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2019 and December 31, 2018, the Company received excess cash collateral of $103 million and $95 million, respectively, and provided excess cash collateral of $0 and $1 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2019, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2019 and December 31, 2018, the Company received excess securities collateral with an estimated fair value of $74 million and $28 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2019 and December 31, 2018, the Company provided excess securities collateral with an estimated fair value of $42 million and $94 million, respectively, for its OTC-bilateral derivatives, and $295 million and $231 million, respectively, for its OTC-cleared derivatives, and $81 million and $52 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	June 30, 2019			December 31, 2018
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$95	$—	$95	$178	$—	$178
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$137	$—	$137	$187	$—	$187
Cash	$—	$—	$—	$1	$—	$1
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2019	December 31, 2018
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$179	$178
Assumed guaranteed minimum benefits	Policyholder account balances	3	3
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	930	465
Fixed annuities with equity indexed returns	Policyholder account balances	107	58
Embedded derivatives within liability host contracts		$1,219	$704

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$53,609	$3,217	$56,826
U.S. government and agency	11,226	17,430	—	28,656
Foreign corporate	—	24,512	4,433	28,945
RMBS	20	20,513	2,875	23,408
ABS	—	9,126	326	9,452
Municipals	—	7,366	7	7,373
CMBS	—	5,561	41	5,602
Foreign government	—	4,830	10	4,840
Total fixed maturity securities AFS	11,246	142,947	10,909	165,102
Equity securities	381	72	352	805
Short-term investments	230	784	113	1,127
Residential mortgage loans — FVO	—	—	262	262
Other investments	—	1	268	269
Derivative assets: (1)
Interest rate	—	5,606	103	5,709
Foreign currency exchange rate	—	2,019	—	2,019
Credit	—	160	36	196
Equity market	1	473	44	518
Total derivative assets	1	8,258	183	8,442
Embedded derivatives within asset host contracts (2)	—	—	—	—
Separate account assets (3)	23,370	95,870	932	120,172
Total assets (4)	$35,228	$247,932	$13,019	$296,179
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$122	$19	$141
Foreign currency exchange rate	—	1,264	3	1,267
Credit	—	4	—	4
Equity market	7	454	88	549
Total derivative liabilities	7	1,844	110	1,961
Embedded derivatives within liability host contracts (2)	—	—	1,219	1,219
Separate account liabilities (3)	2	33	7	42
Total liabilities	$9	$1,877	$1,336	$3,222

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

(4)
Total assets included in the fair value hierarchy excluded other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At June 30, 2019 and December 31, 2018, the estimated fair value of such investments was $105 million and $140 million, respectively.

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
Embedded Derivatives
Embedded derivatives principally include certain direct and assumed variable annuity guarantees, annuity contracts, and those related to funds withheld on ceded reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

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

					June 30, 2019				December 31, 2018				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	92	-	142	112	85	-	134	105	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	416	110	25	-	638	107	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	111	95	—	-	106	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	9	-	102	98	10	-	101	97	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	197	-	259		268	-	317		Increase (7)
			•	Repurchase rates (8)	(25)	-	1		(5)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(23)	-	(5)		(20)	-	(5)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	100		97	-	103		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	16%	-	23%		21%	-	26%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.18%		0.01%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.57%		0.04%	-	0.57%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	2.5%	-	100%		2.5%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	16.50%	-	22%		16.50%	-	22%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	0.45%		0.05%	-	0.59%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities.

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

(10)	At both June 30, 2019 and December 31, 2018, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets, embedded derivatives within funds withheld related to certain ceded reinsurance, and other investments, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The residential mortgage loans — FVO are valued using independent non-binding broker quotations and internal models including matrix pricing and discounted cash flow methodologies using current interest rates. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table.
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Structured Securities	Foreign Government	Municipals	Equity Securities	Short-term Investments
	(In millions)
Three Months Ended June 30, 2019
Balance, beginning of period	$7,330	$3,314	$21	$—	$366	$127
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	11	—	—	(4)	—
Total realized/unrealized gains (losses) included in AOCI	126	24	—	—	—	—
Purchases (4)	416	194	—	7	6	11
Sales (4)	(205)	(175)	(2)	—	(16)	(25)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	77	6	1	—	—	—
Transfers out of Level 3 (5)	(94)	(132)	(10)	—	—	—
Balance, end of period	$7,650	$3,242	$10	$7	$352	$113
Three Months Ended June 30, 2018
Balance, beginning of period	$7,295	$3,852	$13	$—	$359	$550
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	5	20	—	—	(5)	—
Total realized/unrealized gains (losses) included in AOCI	(227)	4	(1)	—	—	—
Purchases (4)	637	652	—	—	5	2
Sales (4)	(559)	(202)	(1)	—	(14)	—
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	—	2	—	—	—	—
Transfers out of Level 3 (5)	(87)	(458)	—	—	—	—
Balance, end of period	$7,064	$3,870	$11	$—	$345	$552
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019: (6)	$(2)	$11	$—	$—	$(5)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018: (6)	$(1)	$18	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2019
Balance, beginning of period	$276	$238	$(87)	$(847)	$897
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	4	10	61	(325)	2
Total realized/unrealized gains (losses) included in AOCI	—	—	136	—	—
Purchases (4)	—	20	4	—	101
Sales (4)	(9)	—	—	—	(75)
Issuances (4)	—	—	(1)	—	3
Settlements (4)	(9)	—	(40)	(47)	(3)
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—
Balance, end of period	$262	$268	$73	$(1,219)	$925
Three Months Ended June 30, 2018
Balance, beginning of period	$438	$—	$(293)	$(591)	$1,222
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	1	—	(24)	206	(1)
Total realized/unrealized gains (losses) included in AOCI	—	—	(8)	—	—
Purchases (4)	—	—	4	—	270
Sales (4)	(17)	—	—	—	(321)
Issuances (4)	—	—	—	—	(2)
Settlements (4)	(17)	—	46	(52)	2
Transfers into Level 3 (5)	—	—	—	—	71
Transfers out of Level 3 (5)	—	—	—	—	(103)
Balance, end of period	$405	$—	$(275)	$(437)	$1,138
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019: (6)	$1	$10	$53	$(323)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018: (6)	$(1)	$—	$(6)	$207	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Structured Securities	Foreign Government	Municipals	Equity Securities	Short-term Investments
	(In millions)
Six Months Ended June 30, 2019
Balance, beginning of period	$7,101	$3,541	$10	$—	$356	$25
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(3)	24	—	—	24	—
Total realized/unrealized gains (losses) included in AOCI	349	42	—	—	—	—
Purchases (4)	637	275	—	7	9	113
Sales (4)	(257)	(297)	(1)	—	(37)	(25)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	174	6	1	—	—	—
Transfers out of Level 3 (5)	(351)	(349)	—	—	—	—
Balance, end of period	$7,650	$3,242	$10	$7	$352	$113
Six Months Ended June 30, 2018
Balance, beginning of period	$7,586	$4,076	$31	$—	$366	$7
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	9	43	—	—	(11)	—
Total realized/unrealized gains (losses) included in AOCI	(258)	11	(1)	—	—	(1)
Purchases (4)	927	656	—	—	5	552
Sales (4)	(1,016)	(423)	(1)	—	(15)	(1)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	124	48	—	—	—	—
Transfers out of Level 3 (5)	(308)	(541)	(18)	—	—	(5)
Balance, end of period	$7,064	$3,870	$11	$—	$345	$552
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019: (6)	$(4)	$24	$—	$—	$12	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018: (6)	$(1)	$38	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2019
Balance, beginning of period	$299	$215	$(192)	$(704)	$937
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	6	33	76	(423)	6
Total realized/unrealized gains (losses) included in AOCI	—	—	224	—	—
Purchases (4)	—	20	4	—	124
Sales (4)	(25)	—	—	—	(140)
Issuances (4)	—	—	(1)	—	2
Settlements (4)	(18)	—	(38)	(92)	(2)
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	(2)
Balance, end of period	$262	$268	$73	$(1,219)	$925
Six Months Ended June 30, 2018
Balance, beginning of period	$520	$—	$(191)	$(876)	$958
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	3	—	(71)	539	1
Total realized/unrealized gains (losses) included in AOCI	—	—	(112)	—	—
Purchases (4)	—	—	4	—	307
Sales (4)	(81)	—	—	—	(147)
Issuances (4)	—	—	—	—	(3)
Settlements (4)	(37)	—	95	(100)	1
Transfers into Level 3 (5)	—	—	—	—	99
Transfers out of Level 3 (5)	—	—	—	—	(78)
Balance, end of period	$405	$—	$(275)	$(437)	$1,138
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019: (6)	$1	$33	$61	$(420)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018: (6)	$(8)	$—	$11	$542	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

Fair Value Option
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. The following table presents information for residential mortgage loans, which are accounted for under the FVO and were initially measured at fair value.

	June 30, 2019	December 31, 2018
	(In millions)
Unpaid principal balance	$309	$344
Difference between estimated fair value and unpaid principal balance	(47)	(45)
Carrying value at estimated fair value	$262	$299
Loans in nonaccrual status	$71	$89
Loans more than 90 days past due	$28	$41
Loans in nonaccrual status or more than 90 days past due, or both - difference between aggregate estimated fair value and unpaid principal balance	$(33)	$(36)

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$64,409	$—	$—	$66,590	$66,590
Policy loans	$6,064	$—	$267	$6,907	$7,174
Other invested assets	$2,973	$—	$2,700	$144	$2,844
Premiums, reinsurance and other receivables	$14,342	$—	$366	$14,707	$15,073
Liabilities
Policyholder account balances	$74,364	$—	$—	$76,592	$76,592
Long-term debt	$1,549	$—	$1,846	$—	$1,846
Other liabilities	$13,671	$—	$677	$13,134	$13,811
Separate account liabilities	$54,884	$—	$54,884	$—	$54,884

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$63,388	$—	$—	$64,409	$64,409
Policy loans	$6,061	$—	$269	$6,712	$6,981
Other invested assets	$2,940	$—	$2,673	$146	$2,819
Premiums, reinsurance and other receivables	$14,228	$—	$113	$14,673	$14,786
Liabilities
Policyholder account balances	$72,194	$—	$—	$72,689	$72,689
Long-term debt	$1,562	$—	$1,746	$—	$1,746
Other liabilities	$13,593	$—	$448	$13,189	$13,637
Separate account liabilities	$50,578	$—	$50,578	$—	$50,578

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
The Company has operating leases with remaining lease terms of less than one year to 12 years. The remaining lease terms for the subleases are less than one year to 10 years.
ROU Asset and Lease Liability
The ROU assets and lease liabilities for operating leases were:

June 30, 2019
(In millions)
ROU asset (1)	$823
Lease liability (1)	$917
__________________

(1)	Assets and liabilities include amounts recognized upon adoption of new guidance. See Note 1.
Lease Costs
The components of operating lease costs were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019
	(In millions)
Operating lease cost	$29	$58
Variable lease cost	3	6
Sublease income	(20)	(40)
Net lease cost	$12	$24

Operating lease expense was $29 million and $58 million for the three months and six months ended June 30, 2018, respectively. Non-cancelable sublease income was $17 million and $28 million for the three months and six months ended June 30, 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Leases (continued)

Other Information
Supplemental other information related to operating leases was as follows:

June 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$48
ROU assets obtained in exchange for new lease liabilities	$141
Weighted-average remaining lease term	9 years
Weighted-average discount rate	3.9%

Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

June 30, 2019
(In millions)
Remainder of 2019	$65
2020	124
2021	125
2022	123
2023	112
Thereafter	554
Total undiscounted cash flows	1,103
Less: interest	186
Present value of lease liability	$917

Future minimum gross rental payments relating to lease arrangements in effect as determined prior to the adoption of ASU 2016-02 are as follows:

December 31, 2018
(In millions)
2019	$125
2020	137
2021	136
2022	134
2023	122
Thereafter	567
Total	$1,221

See Note 5 for information about the Company’s investments in leased real estate and leveraged and direct financing leases.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,410	$1,438	$(74)	$(257)	$6,517
OCI before reclassifications	2,733	523	(11)	—	3,245
Deferred income tax benefit (expense)	(586)	(109)	1	—	(694)
AOCI before reclassifications, net of income tax	7,557	1,852	(84)	(257)	9,068
Amounts reclassified from AOCI	(60)	(44)	—	7	(97)
Deferred income tax benefit (expense)	12	9	—	(2)	19
Amounts reclassified from AOCI, net of income tax	(48)	(35)	—	5	(78)
Balance, end of period	$7,509	$1,817	$(84)	$(252)	$8,990

	Three Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,597	$563	$(38)	$(2,137)	$3,985
OCI before reclassifications	(2,204)	177	(10)	—	(2,037)
Deferred income tax benefit (expense)	470	(48)	1	—	423
AOCI before reclassifications, net of income tax	3,863	692	(47)	(2,137)	2,371
Amounts reclassified from AOCI	89	393	—	31	513
Deferred income tax benefit (expense)	(19)	(72)	—	(6)	(97)
Amounts reclassified from AOCI, net of income tax	70	321	—	25	416
Balance, end of period	$3,933	$1,013	$(47)	$(2,112)	$2,787

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

	Six Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$2,515	$1,382	$(74)	$(261)	$3,562
OCI before reclassifications	6,337	617	(14)	(1)	6,939
Deferred income tax benefit (expense)	(1,340)	(130)	4	—	(1,466)
AOCI before reclassifications, net of income tax	7,512	1,869	(84)	(262)	9,035
Amounts reclassified from AOCI	(2)	(89)	—	13	(78)
Deferred income tax benefit (expense)	—	19	—	(3)	16
Amounts reclassified from AOCI, net of income tax	(2)	(70)	—	10	(62)
Cumulative effects of changes in accounting principles	(1)	22	—	—	21
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	—	(4)	—	—	(4)
Cumulative effects of changes in accounting principles, net of income tax (2)	(1)	18	—	—	17
Balance, end of period	$7,509	$1,817	$(84)	$(252)	$8,990

	Six Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,351	$906	$(47)	$(1,782)	$5,428
OCI before reclassifications	(4,584)	(329)	12	—	(4,901)
Deferred income tax benefit (expense)	985	55	(5)	—	1,035
AOCI before reclassifications, net of income tax	2,752	632	(40)	(1,782)	1,562
Amounts reclassified from AOCI	99	209	—	62	370
Deferred income tax benefit (expense)	(21)	(35)	—	(13)	(69)
Amounts reclassified from AOCI, net of income tax	78	174	—	49	301
Cumulative effects of changes in accounting principles	(119)	—	—	—	(119)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,222	207	(7)	(379)	1,043
Cumulative effects of changes in accounting principles, net of income tax (3)	1,103	207	(7)	(379)	924
Balance, end of period	$3,933	$1,013	$(47)	$(2,112)	$2,787
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

(3)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for further information on adoption of new accounting pronouncements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$82	$(58)	$41	$(105)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	7	—	10	Net investment income
Net unrealized investment gains (losses)	(22)	(38)	(39)	(4)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	60	(89)	2	(99)
Income tax (expense) benefit	(12)	19	—	21
Net unrealized investment gains (losses), net of income tax	48	(70)	2	(78)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	6	6	11	10	Net investment income
Interest rate derivatives	5	—	(1)	—	Net investment gains (losses)
Interest rate derivatives	—	—	—	20	Net derivative gains (losses)
Foreign currency exchange rate derivatives	(1)	(1)	(2)	(1)	Net investment income
Foreign currency exchange rate derivatives	34	—	81	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	(398)	—	(238)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	44	(393)	89	(209)
Income tax (expense) benefit	(9)	72	(19)	35
Gains (losses) on cash flow hedges, net of income tax	35	(321)	70	(174)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(7)	(35)	(14)	(71)
Amortization of prior service (costs) credit	—	4	1	9
Amortization of defined benefit plan items, before income tax	(7)	(31)	(13)	(62)
Income tax (expense) benefit	2	6	3	13
Amortization of defined benefit plan items, net of income tax	(5)	(25)	(10)	(49)
Total reclassifications, net of income tax	$78	$(416)	$62	$(301)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Prepaid legal plans	$82	$73	$163	$146
Recordkeeping and administrative services (1)	51	55	101	113
Administrative services-only contracts	53	53	106	109
Other revenue from service contracts from customers	5	22	24	34
Total revenues from service contracts from customers	191	203	394	402
Other	212	198	410	400
Total other revenues	$403	$401	$804	$802
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
General and administrative expenses	$629	$649	$1,199	$1,340
Pension, postretirement and postemployment benefit costs	26	17	52	34
Premium taxes, other taxes, and licenses & fees	76	88	153	183
Commissions and other variable expenses	454	425	895	872
Capitalization of DAC	(17)	(9)	(29)	(19)
Amortization of DAC and VOBA	41	79	60	167
Interest expense on debt	26	28	53	54
Total other expenses	$1,235	$1,277	$2,383	$2,631

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended June 30,
	2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$5	$—	$39	$2
Interest costs	11	—	93	14
Expected return on plan assets	—	—	(132)	(18)
Amortization of net actuarial (gains) losses	7	—	44	(9)
Amortization of prior service costs (credit)	—	—	—	(4)
Allocated to affiliates	(5)	—	(21)	8
Net periodic benefit costs (credit)	$18	$—	$23	$(7)

	Six Months Ended June 30,
	2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$9	$—	$79	$3
Interest costs	23	—	186	25
Expected return on plan assets	—	—	(263)	(36)
Amortization of net actuarial (gains) losses	14	—	88	(17)
Amortization of prior service costs (credit)	(1)	—	—	(9)
Allocated to affiliates	(11)	—	(38)	13
Net periodic benefit costs (credit)	$34	$—	$52	$(21)

12. Income Tax
For the three months and six months ended June 30, 2019, the effective tax rate on income (loss) before provision for income tax was 13% and 9%, respectively. The Company’s effective tax rate for both periods differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income and tax credits.
For both the three months and six months ended June 30, 2018, the effective tax rate on income (loss) before provision for income tax was 9%. The Company’s effective tax rate for both periods differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to Metropolitan Life Insurance Company.

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $175 million.
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
As reported in the 2018 Annual Report, Metropolitan Life Insurance Company received approximately 3,359 asbestos-related claims in 2018. For the six months ended June 30, 2019 and 2018, Metropolitan Life Insurance Company received approximately 1,705 and 1,754 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2018. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2019.
In the Matter of Chemform, Inc. Site, Pompano Beach, Broward County, Florida
In July 2010, the Environmental Protection Agency (“EPA”) alleged that Metropolitan Life Insurance Company, as successor to New England Mutual Life Insurance Company, and a third party owed costs under 1989 and 1992 agreements for the oversight and cleanup of a Superfund site in Florida (the “Chemform Site”). In September 2012, the EPA, Metropolitan Life Insurance Company, and the third party executed an agreement under which Metropolitan Life Insurance Company and the third party agreed to be responsible for certain on-going environmental testing at the Chemform Site. On July 19, 2019, the EPA, Metropolitan Life Insurance Company and the third party executed a settlement agreement to resolve the EPA’s claims for costs incurred through that date in connection with the Chemform Site.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of persons for whom Metropolitan Life Insurance Company established a Total Control Account (“TCA”) to pay death benefits under an Employee Retirement Income Security Act of 1974 (“ERISA”) plan. The action alleges that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violates Metropolitan Life Insurance Company’s fiduciary duties under ERISA. As damages, plaintiff seeks disgorgement of profits that Metropolitan Life Insurance Company realized on accounts owned by members of the class. In addition, plaintiff, on behalf of a subgroup of the class, seeks interest under Georgia’s delayed settlement interest statute, alleging that the use of the TCA as the settlement option did not constitute payment. On September 27, 2016, the court denied Metropolitan Life Insurance Company’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. The court also certified a Georgia subclass. On July 29, 2019, the court preliminarily approved a proposed settlement in which Metropolitan Life Insurance Company has agreed to pay $80 million to resolve the claims of all class members. The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by Metropolitan Life Insurance Company. The Company accrued the full amount of the settlement payment in prior periods.
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
Regulatory and Litigation Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made inquiries into this issue and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company is exposed to lawsuits and regulatory investigations, and could be exposed to additional legal actions relating to these issues. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.5 billion and $3.6 billion at June 30, 2019 and December 31, 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.6 billion at both June 30, 2019 and December 31, 2018.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $421 million, with a cumulative maximum of $793 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

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
The Company’s recorded liabilities were $5 million at both June 30, 2019 and December 31, 2018 for indemnities, guarantees and commitments.
14. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $704 million and $1.4 billion for the three months and six months ended June 30, 2019, respectively, and $468 million and $984 million for the three months and six months ended June 30, 2018, respectively. Total revenues received from affiliates related to these agreements were $7 million and $14 million for the three months and six months ended June 30, 2019, respectively, and $57 million and $115 million for the three months and six months ended June 30, 2018, respectively.
The Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $0 for both the three months and six months ended June 30, 2019, and $409 million and $707 million for the three months and six months ended June 30, 2018, respectively, and were reimbursed to the Company by these affiliates.
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
The Company had net payables to affiliates, related to the items discussed above, of $170 million and $181 million at June 30, 2019 and December 31, 2018, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Premiums
Reinsurance assumed	$2	$2	$5	$5
Reinsurance ceded	(27)	(31)	(59)	(63)
Net premiums	$(25)	$(29)	$(54)	$(58)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$(3)	$—	$(2)
Reinsurance ceded	(3)	(5)	(9)	(10)
Net universal life and investment-type product policy fees	$(3)	$(8)	$(9)	$(12)
Other revenues
Reinsurance assumed	$(5)	$2	$(9)	$5
Reinsurance ceded	139	130	266	263
Net other revenues	$134	$132	$257	$268
Policyholder benefits and claims
Reinsurance assumed	$1	$—	$2	$4
Reinsurance ceded	(25)	(29)	(58)	(57)
Net policyholder benefits and claims	$(24)	$(29)	$(56)	$(53)
Interest credited to policyholder account balances
Reinsurance assumed	$8	$11	$15	$22
Reinsurance ceded	(3)	(3)	(6)	(6)
Net interest credited to policyholder account balances	$5	$8	$9	$16
Other expenses
Reinsurance assumed	$—	$2	$—	$10
Reinsurance ceded	139	126	264	258
Net other expenses	$139	$128	$264	$268

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2019		December 31, 2018
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$—	$12,587	$—	$12,676
Deferred policy acquisition costs and value of business acquired	—	(165)	—	(175)
Total assets	$—	$12,422	$—	$12,501
Liabilities
Future policy benefits	$57	$(6)	$61	$(1)
Policyholder account balances	135	—	141	—
Other policy-related balances	1	10	6	12
Other liabilities	842	12,688	841	12,366
Total liabilities	$1,035	$12,692	$1,049	$12,377

The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $21 million and $4 million at June 30, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($9) million and ($17) million for the three months and six months ended June 30, 2019, respectively, and $4 million and $10 million for the three months and six months ended June 30, 2018, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $909 million and $461 million at June 30, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with the embedded derivative were ($226) million and ($448) million for the three months and six months ended June 30, 2019, respectively, and$128 million and $363 million for the three months and six months ended June 30, 2018, respectively.

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
This narrative analysis includes references to our performance measure, adjusted earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “— Non-GAAP and Other Financial Disclosures” for a definition and discussion of this and other financial measures, and “— Results of Operations” for a reconciliation of the historical non-GAAP financial measure to the most directly comparable GAAP measure.
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
Insurance Regulation
NAIC
The National Association of Insurance Commissioners (“NAIC”) has approved a new valuation manual containing a principle-based approach to the calculation of life insurance reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principle-based approach became effective on January 1, 2017 in the states where it had been adopted, to be followed by a three-year phase-in period (at the option of insurance companies on a product-by-product basis) for new business since it was enacted into law by the required number of state legislatures. New York has enacted legislation that will require principle-based reserving by no later than January 1, 2020. In May 2019, the New York Department of Financial Services (“NYDFS”) formally adopted a regulation, which was initially promulgated as an emergency regulation in December 2018, under which the NYDFS is authorized to deviate from the reserve standards and valuation methods set forth in the NAIC Valuation Manual (the “Valuation Manual”), if the NYDFS determines that an alternative requirement would be in the best interest of the policyholders of New York. The NYDFS is currently developing an amended version of the regulation that will contain deviations from the Valuation Manual formulaic floor that will be a requirement in New York.
ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
The U.S. Department of Labor (“DOL”) issued regulations that largely were applicable in 2017 that expanded the definition of “investment advice” and required an advisor to meet an impartial or “best interests” standard (“BICE”), but the regulations were formally vacated by the U.S. Court of Appeals for the Fifth Circuit in 2018. The Court of Appeals decision also vacated certain DOL amendments to prohibited transaction exemptions. The DOL has announced that it plans to issue revised fiduciary investment advice regulations in December 2019. At this time, we cannot predict what form those regulations may take or their potential impact on us.

In June 2019, the U.S Securities and Exchange Commission (“SEC”) adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons. The conduct standards apply when providing brokerage and advisory products and services to benefit plans governed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Individual Retirement Accounts (“IRAs”), as well as non-benefit plan retail clients. Under the SEC rules, broker-dealers are not deemed to be fiduciaries to their clients by virtue of making recommendations but must act in the best interest of individual investor retail clients when making a recommendation. The SEC’s best interest standard is not intended to track the DOL’s former BICE standard. Unlike the DOL rule that was vacated in 2018, there is no private right of action for violation of these SEC rules. The DOL is expected to adopt a new rule that will be consistent with the SEC’s rules, including the new best interest standard.
State regulators and legislatures in Nevada, New Jersey, Maryland and New York have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. The SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide our products and services to pension plans and IRAs operating in the states subject to the new rules.
Derivatives Regulation
In June 2019, the SEC adopted a set of rules that establish capital and margin requirements for security-based swaps. The rules are part of the larger regulatory framework that the SEC is establishing over security-based swap dealers and major security-based swap participants that imposes registration, disqualification, recordkeeping and reporting requirements, and cross-border regulation. The rules will become effective 18 months after the adoption by the SEC of rules on recordkeeping and cross-border regulation of security-based swap dealers and major security-based swap participants, which have been proposed and are pending. We are monitoring these developments and evaluating the potential effect these rules might have on our business.
Securities, Broker-Dealer and Investment Adviser Regulation
In June 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons, including Regulation Best Interest, which are primarily focused on offerings of products and services to retail customers. As a result of the new rules, beginning June 30, 2020, broker-dealers recommending our variable products to retail customers will be required to comply with a “best interest” standard, which the SEC did not define but did confirm would be higher than the current suitability standard but not rise to the level of being a fiduciary, and provide disclosures about their standard of conduct and conflicts of interest, including on new Form CRS. Investment advisers to retail clients will also be required to file new Form CRS with the SEC and deliver copies of the Form to their retail clients. As noted above, the SEC rules do not include a private right of action. We are monitoring these developments and cannot at this time predict the effect they might have on our business.
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

Results of Operations
Consolidated Results
Business Overview. In our U.S. segment, overall sales for the six months ended June 30, 2019 decreased from the prior period as a result of a large pension risk transfer transaction in the prior period in our Retirement and Income Solutions business. Excluding this transaction, sales in our U.S. segment improved primarily due to an increase in funding agreement issuances, partially offset by lower sales of stable value products. Sales increased in our Group Benefits business as compared to the prior period. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market.

	Six Months Ended June 30,
	2019	2018
	(In millions)
Revenues
Premiums	$10,206	$15,869
Universal life and investment-type product policy fees	1,024	1,060
Net investment income	5,439	5,385
Other revenues	804	802
Net investment gains (losses)	12	(226)
Net derivative gains (losses)	(102)	365
Total revenues	17,383	23,255
Expenses
Policyholder benefits and claims and policyholder dividends	11,944	17,596
Interest credited to policyholder account balances	1,325	1,193
Capitalization of DAC	(29)	(19)
Amortization of DAC and VOBA	60	167
Interest expense on debt	53	54
Other expenses	2,299	2,429
Total expenses	15,652	21,420
Income (loss) before provision for income tax	1,731	1,835
Provision for income tax expense (benefit)	156	156
Net income (loss)	1,575	1,679
Less: Net income (loss) attributable to noncontrolling interests	1	8
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,574	$1,671
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
During the six months ended June 30, 2019, net income (loss) decreased $104 million from the prior period, primarily driven by an unfavorable change in net derivative gains (losses), partially offset by favorable changes in net investment gains (losses) and adjusted earnings.
Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted net investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities available-for-sale (“AFS”) and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities.

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
Net Derivative Gains (Losses). Direct and assumed variable annuity embedded derivatives, as well as the associated freestanding derivative hedges, are referred to as “VA program derivatives.” All other embedded derivatives and all freestanding derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives.” The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Non-VA program derivatives
Interest rate	$808	$(176)
Foreign currency exchange rate	(7)	159
Credit	141	(19)
Equity	(265)	(11)
Non-VA embedded derivatives	(514)	364
Total non-VA program derivatives	163	317
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	211	281
Nonperformance risk adjustment	(11)	(21)
Other risks	(109)	(85)
Total	91	175
Freestanding derivatives hedging direct and assumed embedded derivatives	(356)	(127)
Total VA program derivatives	(265)	48
Net derivative gains (losses)	$(102)	$365

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $154 million ($122 million, net of income tax). This was primarily due to a change in the value of the underlying assets unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Also, equity markets increased more in the current period versus the prior period, unfavorably impacting equity options acquired primarily as part of our macro hedge program. These unfavorable impacts were partially offset by a net favorable change in interest rate impact due to: (i) long-term U.S. interest rates decreasing in the current period and increasing in the prior period, favorably impacting receive fixed interest rate swaps, options and total rate of return swaps; and (ii) mid-term rates decreasing in the current period and increasing in the prior period, negatively impacting interest rate caps. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $313 million ($247 million, net of income tax). This was due to an unfavorable change of $323 million ($255 million, net of income tax) in freestanding derivatives hedging market risks in embedded derivatives, net of embedded derivatives market and other risks, partially offset by a favorable change of $10 million ($8 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned unfavorable change of $323 million ($255 million, net of income tax) was primarily driven by changes in market factors and other risks.
The primary changes in market factors are summarized as follows:

•
Key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 17% in the current period and 2% in the prior period.

•
Long-term U.S. interest rates decreased in the current period and increased in the prior period, contributing to an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 62 basis points in the current period and increased 39 basis points in the prior period. The favorable change in our freestanding derivatives resulted from the restructuring of our VA hedging strategy in 2018.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $10 million ($8 million, net of income tax) was primarily due to a favorable change of $27 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by an unfavorable change of $17 million, before income tax, related to changes in our own credit spread.
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
When our own credit spread increases in isolation, discounting the embedded derivative liability produces a lower valuation of the liability than if our own credit spread had remained constant. As a result, a gain is created from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives. For each of these primary market drivers, the opposite effect occurs when the driver moves in the opposite direction.
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $238 million ($188 million, net of income tax) primarily reflects gains on sales of fixed maturity securities AFS in the current period versus losses in the prior period and mark-to-market gains on equity securities in the current period versus mark-to-market losses in the prior period, which were measured at estimated fair value through net income. Additionally, there were lower alternative investment impairments and losses in the current period. However, these favorable changes were partially offset by lower gains on sales of real estate joint ventures.

Taxes. For the six months ended June 30, 2019, our effective tax rate on income (loss) before provision for income tax was 9%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income and tax credits. For the six months ended June 30, 2018, our effective tax rate on income (loss) before provision for income tax was 9%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to Metropolitan Life Insurance Company.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $79 million, net of income tax, to $1.8 billion, net of income tax, for the six months ended June 30, 2019 from $1.7 billion, net of income tax, for the six months ended June 30, 2018.
Reconciliation of net income (loss) to adjusted earnings

	Six Months Ended June 30,
	2019	2018
	(In millions)
Net income (loss)	$1,575	$1,679
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	12	(226)
Net derivative gains (losses)	(102)	365
Premiums	—	—
Universal life and investment-type product policy fees	44	47
Net investment income	(147)	(192)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(130)	(31)
Interest credited to policyholder account balances	8	1
Capitalization of DAC	—	—
Amortization of DAC and VOBA	74	16
Interest expense on debt	—	—
Other expenses	—	7
Provision for income tax (expense) benefit	50	5
Adjusted earnings	$1,766	$1,687
Consolidated Results — Adjusted Earnings
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were lower expenses, favorable DAC and insurance-related liability refinements, favorable underwriting and a larger invested asset base, partially offset by lower investment yields and higher interest credited expenses.

Business Growth. Net investment income improved as a result of higher average invested assets in our U.S. segment. The higher asset base in our U.S. segment was due to the impact of increased net flows, primarily from funding agreement issuances in the current period, and the impact of a large pension risk transfer transaction in the prior period. However, consistent with the growth in the U.S. segment’s average invested assets, interest credited expenses on long-duration liabilities increased. In our MetLife Holdings segment, negative net flows in our deferred annuities business and a decrease in universal life deposits resulted in lower fee income, decreasing adjusted earnings. In our U.S. segment, higher volume-related and premium tax expenses were partially offset by lower direct expenses, including certain employee-related expenses. The net increase in expenses, which included the favorable impact of the 2019 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act, was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, net of lower DAC amortization, increased adjusted earnings by $23 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by lower income from derivatives, lower yields on fixed income securities and lower returns on real estate investments. Additionally, there were lower earnings on our securities lending program primarily resulting from lower margins due to the impact of a flatter yield curve. The resulting decrease in net investment income was partially offset by higher prepayment fees and increased yields on mortgage loans. In the U.S. segment, higher average interest credited rates on deposit-type liabilities, partially offset by lower rates on long-duration liabilities, drove an increase in interest credited expenses. The changes in market factors discussed above resulted in a $130 million decrease in adjusted earnings.
Underwriting and Other Insurance Adjustments. Favorable underwriting increased adjusted earnings by $34 million due to favorable mortality and morbidity experience in our U.S. segment, partially offset by less favorable mortality experience in our life business in our MetLife Holdings segment. Favorable mortality experience was due to favorable claims experience in our term life business (primarily due to lower severity in the current period and the unfavorable impact of the influenza virus in the prior period), partially offset by less favorable mortality in our universal life, pension risk transfer and structured settlement businesses. Favorable morbidity experience was due to favorable claim experience in our Group Benefits business, primarily driven by lower claim severity, favorable renewal results and an increase in recoveries in our group disability business. In addition, growth in the business and favorable claims experience in both our accident & health and individual disability businesses contributed to the increase in adjusted earnings. These increases were partially offset by less favorable dental results, driven by an increase in utilization and the impact of unfavorable prior period development in the current period. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in a $50 million increase in adjusted earnings, primarily in our U.S. segment.
Expenses. Adjusted earnings increased $118 million as a result of lower expenses, primarily due to declines in (i) interest on uncertain tax positions, (ii) legal expenses, (iii) expenses as a result of enterprise-wide initiatives, and (iv) employee-related costs, partially offset by higher costs associated with corporate initiatives and projects, including the continued investment in our unit cost initiative.
Taxes. For the six months ended June 30, 2019, our effective tax rate on adjusted earnings was 10%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits from non-taxable investment income and tax credits. For the six months ended June 30, 2018, our effective tax rate on adjusted earnings was 9%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits from non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to Metropolitan Life Insurance Company.
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
A reconciliation of this non-GAAP financial measure to the most directly comparable historical GAAP financial measure is included in the results of operations, see “— Results of Operations.” Reconciliations of this non-GAAP measure to the most directly comparable GAAP measure are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
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
The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:

•
Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB (“guaranteed minimum income benefit”) fees (“GMIB fees”); and

•
Net investment income: (i) includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment hedge adjustments”), (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP and (iv) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) under GAAP.

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
The tax impact of the adjustments mentioned above are calculated net of the U.S. or foreign statutory tax rate, which could differ from our effective tax rate. Additionally, the provision for income tax (expense) benefit also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

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
Date: August 8, 2019