Form 10-Q
period 2019-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2019-11-06
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 000-55029
 ________________________________________
Metropolitan Life Insurance Company
(Exact name of registrant as specified in its charter)

New York			13-5581829
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

200 Park Avenue,	New York,	NY	10166-0188
(Address of principal executive offices)			(Zip Code)
(212) 578-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 6, 2019, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2019 and December 31, 2018 and for the Three Months and Nine Months Ended September 30, 2019 and 2018)
	Interim Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Interim Condensed Consolidated Statements of Equity	5
	Interim Condensed Consolidated Statements of Cash Flows	6
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	7
	Note 2 — Segment Information	11
	Note 3 — Insurance	16
	Note 4 — Closed Block	18
	Note 5 — Investments	21
	Note 6 — Derivatives	37
	Note 7 — Fair Value	51
	Note 8 — Leases	68
	Note 9 — Equity	70
	Note 10 — Other Revenues and Other Expenses	73
	Note 11 — Employee Benefit Plans	74
	Note 12 — Income Tax	75
	Note 13 — Contingencies, Commitments and Guarantees	75
	Note 14 — Related Party Transactions	80
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	83
Item 4.	Controls and Procedures	93

Part II — Other Information
Item 1.	Legal Proceedings	94
Item 1A.	Risk Factors	94
Item 6.	Exhibits	95

Signatures		96

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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2019 and December 31, 2018 (Unaudited)
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $154,409 and $155,175, respectively)	$170,440	$159,073
Equity securities, at estimated fair value	632	773
Mortgage loans (net of valuation allowances of $290 and $291, respectively; includes $210 and $210, respectively, relating to variable interest entities; includes $218 and $299, respectively, under the fair value option)	64,917	63,687
Policy loans	6,092	6,061
Real estate and real estate joint ventures (includes $1,392 and $1,394, respectively, relating to variable interest entities; includes $250 and $0, respectively, of real estate held-for-sale)	6,256	6,152
Other limited partnership interests	4,850	4,481
Short-term investments, principally at estimated fair value	1,622	1,506
Other invested assets (includes $1,115 and $1,130, respectively, of leveraged and direct financing leases and $105 and $113, respectively, relating to variable interest entities)	18,714	15,690
Total investments	273,523	257,423
Cash and cash equivalents, principally at estimated fair value (includes $32 and $14, respectively, relating to variable interest entities)	10,537	6,882
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	2,073	2,050
Premiums, reinsurance and other receivables (includes $3 and $2, respectively, relating to variable interest entities)	23,149	21,829
Deferred policy acquisition costs and value of business acquired	3,496	4,117
Current income tax recoverable	28	—
Deferred income tax asset	—	43
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	4,501	3,723
Separate account assets	120,438	110,850
Total assets	$437,745	$406,917
Liabilities and Equity
Liabilities
Future policy benefits	$128,602	$126,099
Policyholder account balances	91,060	90,656
Other policy-related balances	7,907	7,264
Policyholder dividends payable	518	494
Policyholder dividend obligation	2,370	428
Payables for collateral under securities loaned and other transactions	20,850	18,472
Short-term debt	128	129
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	1,551	1,567
Current income tax payable	—	611
Deferred income tax liability	2,402	—
Other liabilities	27,295	24,620
Separate account liabilities	120,438	110,850
Total liabilities	403,121	381,190
Contingencies, Commitments and Guarantees (Note 13)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,454	12,450
Retained earnings	10,356	9,512
Accumulated other comprehensive income (loss)	11,605	3,562
Total Metropolitan Life Insurance Company stockholder’s equity	34,420	25,529
Noncontrolling interests	204	198
Total equity	34,624	25,727
Total liabilities and equity	$437,745	$406,917
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Premiums	$6,356	$5,925	$16,562	$21,794
Universal life and investment-type product policy fees	513	510	1,537	1,570
Net investment income	2,749	2,786	8,188	8,171
Other revenues	372	401	1,176	1,203
Net investment gains (losses)	88	205	100	(21)
Net derivative gains (losses)	732	(76)	630	289
Total revenues	10,810	9,751	28,193	33,006
Expenses
Policyholder benefits and claims	7,016	6,576	18,443	23,642
Interest credited to policyholder account balances	668	628	1,993	1,821
Policyholder dividends	257	282	774	812
Other expenses	1,297	1,361	3,680	3,992
Total expenses	9,238	8,847	24,890	30,267
Income (loss) before provision for income tax	1,572	904	3,303	2,739
Provision for income tax expense (benefit)	233	88	389	244
Net income (loss)	1,339	816	2,914	2,495
Less: Net income (loss) attributable to noncontrolling interests	1	2	2	10
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,338	$814	$2,912	$2,485
Comprehensive income (loss)	$3,954	$(244)	$10,940	$(2,130)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	2	2	10
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$3,953	$(246)	$10,938	$(2,140)
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$5	$12,450	$9,512	$3,562	$25,529	$198	$25,727
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			78	17	95		95
Balance at January 1, 2019	5	12,450	9,590	3,579	25,624	198	25,822
Capital contributions from MetLife, Inc.		2			2		2
Dividends to MetLife, Inc.			(2,146)		(2,146)		(2,146)
Change in equity of noncontrolling interests					—	8	8
Net income (loss)			1,574		1,574	1	1,575
Other comprehensive income (loss), net of income tax				5,411	5,411		5,411
Balance at June 30, 2019	5	12,452	9,018	8,990	30,465	207	30,672
Capital contributions from MetLife, Inc.		2			2		2
Change in equity of noncontrolling interests					—	(4)	(4)
Net income (loss)			1,338		1,338	1	1,339
Other comprehensive income (loss), net of income tax				2,615	2,615		2,615
Balance at September 30, 2019	$5	$12,454	$10,356	$11,605	$34,420	$204	$34,624

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$5	$14,150	$10,035	$5,428	$29,618	$143	$29,761
Cumulative effects of changes in accounting principles, net of income tax			(917)	924	7		7
Balance at January 1, 2018	5	14,150	9,118	6,352	29,625	143	29,768
Capital contributions from MetLife, Inc.		3			3		3
Returns of capital		(2)			(2)		(2)
Dividends to MetLife, Inc.			(1,705)		(1,705)		(1,705)
Change in equity of noncontrolling interests					—	53	53
Net income (loss)			1,671		1,671	8	1,679
Other comprehensive income (loss), net of income tax				(3,565)	(3,565)		(3,565)
Balance at June 30, 2018	5	14,151	9,084	2,787	26,027	204	26,231
Capital contributions from MetLife, Inc.		70			70		70
Dividends to MetLife, Inc.			(719)		(719)		(719)
Change in equity of noncontrolling interests					—	(9)	(9)
Net income (loss)			814		814	2	816
Other comprehensive income (loss), net of income tax				(1,060)	(1,060)		(1,060)
Balance at September 30, 2018	$5	$14,221	$9,179	$1,727	$25,132	$197	$25,329
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$4,661	$6,850
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	38,243	48,348
Equity securities	116	112
Mortgage loans	7,514	6,365
Real estate and real estate joint ventures	529	466
Other limited partnership interests	386	355
Purchases and originations of:
Fixed maturity securities available-for-sale	(36,826)	(48,036)
Equity securities	(39)	(117)
Mortgage loans	(8,879)	(8,856)
Real estate and real estate joint ventures	(697)	(321)
Other limited partnership interests	(685)	(558)
Cash received in connection with freestanding derivatives	1,809	1,582
Cash paid in connection with freestanding derivatives	(1,795)	(2,179)
Net change in policy loans	(31)	(44)
Net change in short-term investments	(102)	334
Net change in other invested assets	(93)	328
Net change in property, equipment and leasehold improvements	17	185
Other, net	11	4
Net cash provided by (used in) investing activities	(522)	(2,032)
Cash flows from financing activities
Policyholder account balances:
Deposits	55,564	58,488
Withdrawals	(56,201)	(60,701)
Net change in payables for collateral under securities loaned and other transactions	2,378	382
Long-term debt issued	—	24
Long-term debt repaid	(23)	(49)
Financing element on certain derivative instruments and other derivative related transactions, net	(64)	(75)
Dividends paid to MetLife, Inc.	(2,146)	(2,424)
Other, net	1	(57)
Net cash provided by (used in) financing activities	(491)	(4,412)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	7	(1)
Change in cash and cash equivalents	3,655	405
Cash and cash equivalents, beginning of period	6,882	5,069
Cash and cash equivalents, end of period	$10,537	$5,474
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$64	$65
Income tax	$456	$581
Non-cash transactions:
Capital contributions from MetLife, Inc.	$4	$73
Fixed maturity securities available-for-sale received in connection with pension risk transfer transaction	$—	$3,016
Reclassification of certain equity securities to other invested assets	$—	$733

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs issued but not yet adopted as of September 30, 2019 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements are summarized in the table below.

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
The Company is finalizing the development of the credit loss models for its financing receivables carried at amortized cost. The development of these credit loss models has resulted in data input validations, enhanced policies and controls and continued updates to information systems. The Company has begun testing these models and information systems and expects to complete testing in the fourth quarter of 2019. At September 30, 2019, the allowance for credit losses was approximately 0.50% of the amortized cost of financing receivables in scope. The Company estimates that if the new guidance was effective at September 30, 2019, the allowance for credit losses would have been less than 1.00% of the amortized cost of financing receivables in scope. The increase in the allowance for credit losses primarily relates to the Company’s residential mortgage loan portfolio.

The Company continues to evaluate the transition requirements for purchased credit impaired debt securities. Additionally, the Company is in the process of preparing the required disclosures.

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

The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits, (ii) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (iii) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments, (iv) benefits and hedging costs related to GMIBs (“GMIB costs”) and (v) market value adjustments associated with surrenders or terminations of contracts (“Market value adjustments”);

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

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes: (i) noncontrolling interests, (ii) acquisition, integration and other costs, and (iii) goodwill impairments.
The tax impact of the adjustments mentioned above are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate. Additionally, the provision for income tax (expense) benefit also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2019 and 2018. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended September 30, 2019	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,588	$767	$1	$6,356	$—	$6,356
Universal life and investment-type product policy fees	252	238	—	490	23	513
Net investment income	1,660	1,167	(6)	2,821	(72)	2,749
Other revenues	206	45	121	372	—	372
Net investment gains (losses)	—	—	—	—	88	88
Net derivative gains (losses)	—	—	—	—	732	732
Total revenues	7,706	2,217	116	10,039	771	10,810
Expenses
Policyholder benefits and claims and policyholder dividends	5,701	1,559	—	7,260	13	7,273
Interest credited to policyholder account balances	492	182	—	674	(6)	668
Capitalization of DAC	(14)	1	—	(13)	—	(13)
Amortization of DAC and VOBA	13	71	—	84	—	84
Interest expense on debt	3	2	22	27	—	27
Other expenses	721	194	287	1,202	(3)	1,199
Total expenses	6,916	2,009	309	9,234	4	9,238
Provision for income tax expense (benefit)	164	39	(131)	72	161	233
Adjusted earnings	$626	$169	$(62)	733
Adjustments to:
Total revenues				771
Total expenses				(4)
Provision for income tax (expense) benefit				(161)
Net income (loss)				$1,339		$1,339

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2019	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$14,270	$2,291	$1	$16,562	$—	$16,562
Universal life and investment-type product policy fees	780	690	—	1,470	67	1,537
Net investment income	4,999	3,497	(89)	8,407	(219)	8,188
Other revenues	612	159	405	1,176	—	1,176
Net investment gains (losses)	—	—	—	—	100	100
Net derivative gains (losses)	—	—	—	—	630	630
Total revenues	20,661	6,637	317	27,615	578	28,193
Expenses
Policyholder benefits and claims and policyholder dividends	14,661	4,413	—	19,074	143	19,217
Interest credited to policyholder account balances	1,467	540	—	2,007	(14)	1,993
Capitalization of DAC	(48)	6	—	(42)	—	(42)
Amortization of DAC and VOBA	40	178	—	218	(74)	144
Interest expense on debt	8	6	66	80	—	80
Other expenses	2,168	600	733	3,501	(3)	3,498
Total expenses	18,296	5,743	799	24,838	52	24,890
Provision for income tax expense (benefit)	490	173	(385)	278	111	389
Adjusted earnings	$1,875	$721	$(97)	2,499
Adjustments to:
Total revenues				578
Total expenses				(52)
Provision for income tax (expense) benefit				(111)
Net income (loss)				$2,914		$2,914

Nine Months Ended September 30, 2018	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$19,425	$2,351	$18	$21,794	$—	$21,794
Universal life and investment-type product policy fees	758	742	—	1,500	70	1,570
Net investment income	4,945	3,599	(95)	8,449	(278)	8,171
Other revenues	581	199	423	1,203	—	1,203
Net investment gains (losses)	—	—	—	—	(21)	(21)
Net derivative gains (losses)	—	—	—	—	289	289
Total revenues	25,709	6,891	346	32,946	60	33,006
Expenses
Policyholder benefits and claims and policyholder dividends	19,970	4,331	3	24,304	150	24,454
Interest credited to policyholder account balances	1,262	562	—	1,824	(3)	1,821
Capitalization of DAC	(30)	4	—	(26)	—	(26)
Amortization of DAC and VOBA	59	149	—	208	63	271
Interest expense on debt	9	6	66	81	—	81
Other expenses	2,124	754	797	3,675	(9)	3,666
Total expenses	23,394	5,806	866	30,066	201	30,267
Provision for income tax expense (benefit)	493	208	(425)	276	(32)	244
Adjusted earnings	$1,822	$877	$(95)	2,604
Adjustments to:
Total revenues				60
Total expenses				(201)
Provision for income tax (expense) benefit				32
Net income (loss)				$2,495		$2,495

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2019	December 31, 2018
	(In millions)
U.S.	$250,695	$233,998
MetLife Holdings	157,563	147,498
Corporate & Other	29,487	25,421
Total	$437,745	$406,917

Revenues derived from one U.S. segment customer were $740 million and $2.3 billion for the three months and nine months ended September 30, 2019, respectively, which represented 10% and 12%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues.
Revenues derived from two U.S. segment customers exceeded 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the nine months ended September 30, 2018. Revenues derived from the first U.S. segment customer were $6.0 billion for the nine months ended September 30, 2018, which represented 24% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from the second U.S. customer were $730 million and $2.4 billion for the three months and nine months ended September 30, 2018, respectively, which represented 11% and 10%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues.
Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the three months and nine months ended September 30, 2019 and 2018.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	September 30, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$48,538		$21,243		$47,393		$20,692
Separate account value (1)	$38,858		$20,425		$37,342		$19,839
Net amount at risk	$1,322	(3)	$603	(4)	$2,433	(3)	$418	(4)
Average attained age of contractholders	68 years		66 years		67 years		65 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$145		N/A		$144
Net amount at risk	N/A		$82	(5)	N/A		$85	(5)
Average attained age of contractholders	N/A		54 years		N/A		53 years

	September 30, 2019		December 31, 2018
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,728	$908	$4,614	$937
Net amount at risk (6)	$41,960	$5,981	$44,596	$6,290
Average attained age of policyholders	57 years	64 years	55 years	63 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Balance, beginning of period	$12,590	$12,090
Less: Reinsurance recoverables	1,497	1,401
Net balance, beginning of period	11,093	10,689
Incurred related to:
Current period	13,138	12,623
Prior periods (1)	(50)	118
Total incurred	13,088	12,741
Paid related to:
Current period	(8,868)	(8,566)
Prior periods	(3,667)	(3,609)
Total paid	(12,535)	(12,175)
Net balance, end of period	11,646	11,255
Add: Reinsurance recoverables	1,594	1,381
Balance, end of period (included in future policy benefits and other policy-related balances)	$13,240	$12,636
__________________

(1)
For the nine months ended September 30, 2019, claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the current period. For the nine months ended September 30, 2018, claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2019	December 31, 2018
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,477	$40,032
Other policy-related balances	438	317
Policyholder dividends payable	453	431
Policyholder dividend obligation	2,370	428
Deferred income tax liability	61	28
Other liabilities	116	328
Total closed block liabilities	42,915	41,564
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,365	25,354
Equity securities, at estimated fair value	63	61
Contractholder-directed equity securities and fair value option securities, at estimated fair value	50	43
Mortgage loans	6,910	6,778
Policy loans	4,493	4,527
Real estate and real estate joint ventures	540	544
Other invested assets	822	643
Total investments	39,243	37,950
Cash and cash equivalents	154	—
Accrued investment income	438	443
Premiums, reinsurance and other receivables	66	83
Current income tax recoverable	81	69
Total assets designated to the closed block	39,982	38,545
Excess of closed block liabilities over assets designated to the closed block	2,933	3,019
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	2,596	1,089
Unrealized gains (losses) on derivatives, net of income tax	169	86
Allocated to policyholder dividend obligation, net of income tax	(1,872)	(338)
Total amounts included in AOCI	893	837
Maximum future earnings to be recognized from closed block assets and liabilities	$3,826	$3,856

Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
	(In millions)
Balance, beginning of period	$428	$2,121
Change in unrealized investment and derivative gains (losses)	1,942	(1,693)
Balance, end of period	$2,370	$428

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues
Premiums	$396	$405	$1,153	$1,202
Net investment income	428	443	1,303	1,318
Net investment gains (losses)	3	7	(2)	(46)
Net derivative gains (losses)	11	2	23	12
Total revenues	838	857	2,477	2,486
Expenses
Policyholder benefits and claims	564	641	1,666	1,808
Policyholder dividends	229	241	688	723
Other expenses	27	29	84	88
Total expenses	820	911	2,438	2,619
Revenues, net of expenses before provision for income tax expense (benefit)	18	(54)	39	(133)
Provision for income tax expense (benefit)	3	(12)	7	(29)
Revenues, net of expenses and provision for income tax expense (benefit)	$15	$(42)	$32	$(104)

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

	September 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$52,531	$6,355	$241	$—	$58,645	$53,927	$2,440	$1,565	$—	$54,802
U.S. government and agency	25,180	4,561	3	—	29,738	28,139	2,388	366	—	30,161
Foreign corporate	28,369	2,127	837	—	29,659	26,592	674	1,303	—	25,963
RMBS	22,440	1,461	57	(36)	23,880	22,186	831	305	(25)	22,737
ABS	10,026	62	62	—	10,026	8,599	40	112	—	8,527
Municipals	5,942	1,685	—	—	7,627	6,070	907	30	—	6,947
CMBS	5,578	289	17	—	5,850	5,471	48	75	—	5,444
Foreign government	4,343	727	55	—	5,015	4,191	408	107	—	4,492
Total fixed maturity securities AFS	$154,409	$17,267	$1,272	$(36)	$170,440	$155,175	$7,736	$3,863	$(25)	$159,073
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $25 million and $14 million, and unrealized gains (losses) of $1 million and ($1) million at September 30, 2019 and December 31, 2018, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost	$10,597	$23,514	$26,941	$55,313	$38,044	$154,409
Estimated fair value	$10,530	$23,984	$29,065	$67,105	$39,756	$170,440

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

	September 30, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$2,579	$92	$1,313	$149	$23,398	$1,176	$3,043	$389
U.S. government and agency	657	3	—	—	4,322	29	7,948	337
Foreign corporate	2,470	150	4,617	687	12,911	893	2,138	410
RMBS	1,471	8	717	13	5,611	107	4,482	173
ABS	3,517	25	2,471	37	5,958	105	223	7
Municipals	35	—	—	—	675	22	94	8
CMBS	534	1	201	16	2,455	45	344	30
Foreign government	207	15	239	40	1,364	83	191	24
Total fixed maturity securities AFS	$11,470	$294	$9,558	$942	$56,694	$2,460	$18,463	$1,378
Total number of securities in an unrealized loss position	1,234		771		5,263		1,125

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
Current Period Evaluation
Based on the Company’s current evaluation of its securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2019. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation and foreign currency exchange rates. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities AFS decreased $2.6 billion for the nine months ended September 30, 2019 to $1.2 billion. The decrease in gross unrealized losses for the nine months ended September 30, 2019 was primarily attributable to decreases in interest rates, narrowing credit spreads, and to a lesser extent, the impact of weakening foreign currencies on certain foreign currency denominated fixed maturity securities AFS.
At September 30, 2019, $137 million of the total $1.2 billion of gross unrealized losses were from 24 fixed maturity securities AFS with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Investment Grade Fixed Maturity Securities AFS
Of the $137 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $96 million, or 70%, were related to gross unrealized losses on 12 investment grade fixed maturity securities AFS. Unrealized losses on investment grade fixed maturity securities AFS are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities AFS, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $137 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $41 million, or 30%, were related to gross unrealized losses on 12 below investment grade fixed maturity securities AFS. Unrealized losses on below investment grade fixed maturity securities AFS are principally related to U.S. and foreign corporate securities (primarily industrial) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Equity Securities
Equity securities are summarized as follows at:

	September 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total

	(Dollars in millions)
Common stock	$314	49.7%	$442	57.2%
Non-redeemable preferred stock	318	50.3	331	42.8
Total equity securities	$632	100.0%	$773	100.0%

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$38,075	58.6%	$38,123	59.9%
Agricultural	14,852	22.9	14,164	22.2
Residential	12,062	18.6	11,392	17.9
Total recorded investment	64,989	100.1	63,679	100.0
Valuation allowances	(290)	(0.4)	(291)	(0.5)
Subtotal mortgage loans, net	64,699	99.7	63,388	99.5
Residential — FVO (1)	218	0.3	299	0.5
Total mortgage loans, net	$64,917	100.0%	$63,687	100.0%

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

The amount of net discounts, included within total recorded investment, primarily residential, was $861 million and $907 million at September 30, 2019 and December 31, 2018, respectively.
Purchases of mortgage loans, primarily residential, were $815 million and $2.6 billion for the three months and nine months ended September 30, 2019, respectively, and $724 million and $1.7 billion for the three months and nine months ended September 30, 2018, respectively.

Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2019
Commercial	$—	$—	$—	$—	$—	$38,075	$189	$—
Agricultural	13	13	1	195	194	14,645	44	206
Residential	—	—	—	517	414	11,648	56	414
Total	$13	$13	$1	$712	$608	$64,368	$289	$620
December 31, 2018
Commercial	$—	$—	$—	$—	$—	$38,123	$190	$—
Agricultural	31	31	3	169	169	13,964	41	197
Residential	—	—	—	431	386	11,006	57	386
Total	$31	$31	$3	$600	$555	$63,093	$288	$583

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $214 million and $409 million, respectively, for the three months ended September 30, 2019, and $0, $188 million and $401 million, respectively, for the nine months ended September 30, 2019.
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $124 million and $369 million, respectively, for the three months ended September 30, 2018, and $0, $104 million and $350 million, respectively, for the nine months ended September 30, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2019				2018
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$190	$44	$57	$291	$173	$40	$58	$271
Provision (release)	(1)	6	6	11	13	1	8	22
Charge-offs, net of recoveries	—	(5)	(7)	(12)	—	—	(6)	(6)
Balance, end of period	$189	$45	$56	$290	$186	$41	$60	$287

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios				% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2019
Loan-to-value ratios:
Less than 65%	$31,171	$618	$408	$32,197	84.6%	$33,624	84.9%
65% to 75%	4,438	54	159	4,651	12.2	4,810	12.1
76% to 80%	306	—	265	571	1.5	562	1.4
Greater than 80%	461	195	—	656	1.7	634	1.6
Total	$36,376	$867	$832	$38,075	100.0%	$39,630	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$31,282	$723	$85	$32,090	84.2%	$32,440	84.3%
65% to 75%	4,759	—	21	4,780	12.5	4,829	12.6
76% to 80%	340	210	56	606	1.6	585	1.5
Greater than 80%	480	167	—	647	1.7	613	1.6
Total	$36,861	$1,100	$162	$38,123	100.0%	$38,467	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$13,953	94.0%	$13,075	92.3%
65% to 75%	810	5.4	1,034	7.3
76% to 80%	78	0.5	32	0.2
Greater than 80%	11	0.1	23	0.2
Total	$14,852	100.0%	$14,164	100.0%

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$11,700	97.0%	$10,990	96.5%
Nonperforming (1)	362	3.0	402	3.5
Total	$12,062	100.0%	$11,392	100.0%

__________________

(1)	Includes residential mortgage loans in process of foreclosure of $118 million and $140 million at September 30, 2019 and December 31, 2018, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In millions)
Commercial	$—	$—	$—	$—	$167	$167
Agricultural	197	204	124	109	88	105
Residential	362	402	—	—	362	402
Total	$559	$606	$124	$109	$617	$674

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity method income from real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	September 30, 2019	December 31, 2018	Three Months Ended September 30,		Nine Months Ended September 30,
			2019	2018	2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,235	$1,134	$40	$55	$121	$168
Other real estate investments	487	460	46	43	126	127
Real estate joint ventures	4,534	4,558	18	20	36	76
Total real estate and real estate joint ventures	$6,256	$6,152	$104	$118	$283	$371

The carrying value of real estate investments acquired through foreclosure was $42 million at both September 30, 2019 and December 31, 2018. Depreciation expense on real estate investments was $16 million and $48 million for the three months and nine months ended September 30, 2019, respectively, and $16 million and $50 million for the three months and nine months ended September 30, 2018, respectively. Real estate investments were net of accumulated depreciation of $709 million and $671 million at September 30, 2019 and December 31, 2018, respectively.
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

	September 30, 2019	December 31, 2018	Three Months Ended September 30,		Nine Months Ended September 30,
			2019	2018	2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$372	$373	$12	$14	$38	$48
Retail	525	450	17	16	52	49
Apartment (1)	—	—	—	15	—	44
Industrial	241	209	10	10	30	27
Other	97	102	1	—	1	—
Total leased real estate investments	$1,235	$1,134	$40	$55	$121	$168
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(1)    The Company sold its investment in apartment properties in the fourth quarter of 2018.
Future contractual receipts under operating leases at September 30, 2019 are $32 million for the remainder of 2019, $120 million in 2020, $97 million in 2021, $77 million in 2022, $60 million in 2023, $149 million thereafter, and in total $535 million.
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
Investment in leveraged and direct financing leases consisted of the following at:

	September 30, 2019		December 31, 2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$700	$236	$715	$256
Estimated residual values	597	42	618	42
Subtotal	1,297	278	1,333	298
Unearned income	(372)	(88)	(401)	(100)
Investment in leases	$925	$190	$932	$198
__________________

(1)
Future contractual receipts under direct financing leases at September 30, 2019 are $5 million for the remainder of 2019, $23 million in 2020, $21 million in 2021, $21 million in 2022, $21 million in 2023, $145 million thereafter, and in total $236 million.

Lease receivables are generally due in periodic installments, with payment periods generally ranging from one to 15 years, but in certain circumstances can be over 25 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both September 30, 2019 and December 31, 2018, all lease receivables were performing.
The Company’s deferred income tax liability related to leveraged leases was $451 million and $465 million at September 30, 2019 and December 31, 2018, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $7.7 billion and $5.0 billion at September 30, 2019 and December 31, 2018, respectively.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2019	December 31, 2018
	(In millions)
Fixed maturity securities AFS	$16,009	$3,890
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	36	25
Total fixed maturity securities AFS	16,045	3,915
Derivatives	3,317	1,742
Other	200	231
Subtotal	19,562	5,888
Amounts allocated from:
Future policy benefits	(1,031)	(5)
DAC, VOBA and DSI	(1,103)	(571)
Policyholder dividend obligation	(2,370)	(428)
Subtotal	(4,504)	(1,004)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(8)	(5)
Deferred income tax benefit (expense)	(3,119)	(982)
Net unrealized investment gains (losses)	$11,931	$3,897

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2019
(In millions)
Balance, beginning of period	$3,897
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	17
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	11
Unrealized investment gains (losses) during the period	13,641
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,026)
DAC, VOBA and DSI	(532)
Policyholder dividend obligation	(1,942)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(3)
Deferred income tax benefit (expense)	(2,132)
Balance, end of period	$11,931
Change in net unrealized investment gains (losses)	$8,034

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2019 and December 31, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the securities lending and repurchase agreements transactions is as follows:

	September 30, 2019				December 31, 2018
	Securities on Loan (1)				Securities on Loan (1)
	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Amortized Cost	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
				(In millions)
Securities lending	$11,472	$13,470	$13,678	$13,984	$12,521	$13,138	$13,351	$13,376
Repurchase agreements	$1,553	$1,802	$1,760	$1,798	$974	$1,020	$1,000	$1,001
__________________

(1)
Securities on loan in connection with securities lending are included within fixed maturities securities AFS and short-term investments and securities on loan in connection with repurchase agreements are included within fixed maturities securities AFS, cash equivalents and short-term investments.

(2)
In connection with securities lending, in addition to cash collateral received, the Company received from counterparties security collateral of $89 million and $64 million at September 30, 2019 and December 31, 2018, respectively, which may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

(3)
The securities lending liability for cash collateral is included within payables for collateral under securities loaned and other transactions, and the repurchase agreements liability for cash collateral is included within payables for collateral under securities loaned and other transactions and other liabilities.

Contractual Maturities
A summary of the remaining contractual maturities of securities lending agreements and repurchase agreements is as follows:

	September 30, 2019				December 31, 2018
	Remaining Maturities				Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$2,798	$6,189	$4,691	$13,678	$1,970	$7,426	$3,955	$13,351

Repurchase agreements:
U.S. government and agency	$—	$1,760	$—	$1,760	$—	$1,000	$—	$1,000
__________________

(1)
The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral. The estimated fair value of the securities on loan related to this cash collateral at September 30, 2019 was $2.7 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

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

	September 30, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits)	$47	$47
Invested assets pledged as collateral (1)	20,746	20,207
Total invested assets on deposit and pledged as collateral	$20,793	$20,254
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report) and derivative transactions (see Note 6).

See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 4 for information regarding investments designated to the closed block. In addition, the restricted investment in Federal Home Loan Bank common stock was $728 million and $724 million, at redemption value, at September 30, 2019 and December 31, 2018, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2019		December 31, 2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,392	$—	$1,394	$—
Renewable energy partnership (2)	101	—	102	—
Investment fund (primarily mortgage loans) (3)	232	—	219	—
Other investments	20	5	21	5
Total	$1,745	$5	$1,736	$5
__________________

(1)
The Company’s investment in these affiliated real estate joint ventures was $1.3 billion at both September 30, 2019 and December 31, 2018. Other affiliates’ investments in these affiliated real estate joint ventures were $131 million and $123 million at September 30, 2019 and December 31, 2018, respectively.

(2)	Assets of the renewable energy partnership primarily consisted of other invested assets.

(3)
The Company’s investment in this affiliated investment fund was $189 million and $178 million at September 30, 2019 and December 31, 2018, respectively. An affiliate had an investment in this affiliated investment fund of $43 million and $41 million at September 30, 2019 and December 31, 2018, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$37,921	$37,921	$35,112	$35,112
U.S. and foreign corporate	1,079	1,079	669	669
Other limited partnership interests	4,350	7,203	3,979	6,405
Other invested assets	1,571	1,701	1,914	2,066
Real estate joint ventures	26	28	33	37
Total	$44,947	$47,932	$41,707	$44,289
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $12 million and $93 million at September 30, 2019 and December 31, 2018, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

As described in Note 13, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for both the nine months ended September 30, 2019 and 2018.
The Company securitizes certain residential mortgage loans and acquires an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. The resulting gain (loss) from the securitization is included within net investment gains (losses). The estimated fair value of the related RMBS acquired in connection with the securitizations is included in the carrying amount and maximum exposure to loss for Structured Securities presented in the table above.
For the nine months ended September 30, 2019, the carrying value and the estimated fair value of mortgage loans securitized were $443 million and $467 million, respectively, resulting in a gain of $24 million. The estimated fair value of the RMBS acquired in connection with the securitizations was $136 million at September 30, 2019.
For both the three months and nine months ended September 30, 2018, the carrying value and the estimated fair value of mortgage loans securitized were $451 million and $478 million, respectively, resulting in a gain of $27 million. The estimated fair value of the RMBS acquired in connection with the securitizations was $102 million at September 30, 2018.
See Note 7 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Investment income:
Fixed maturity securities AFS	$1,724	$1,849	$5,272	$5,450
Equity securities	8	8	27	29
Mortgage loans	772	728	2,322	2,087
Policy loans	77	79	230	224
Real estate and real estate joint ventures	104	118	283	371
Other limited partnership interests	171	153	429	388
Cash, cash equivalents and short-term investments	57	38	144	87
FVO Securities (1)	25	—	58	—
Operating joint venture	10	2	55	23
Other	59	63	150	206
Subtotal	3,007	3,038	8,970	8,865
Less: Investment expenses	258	252	782	694
Net investment income	$2,749	$2,786	$8,188	$8,171
__________________

(1)
Changes in estimated fair value subsequent to purchase for FVO securities (“FVO Securities”) still held as of September 30, 2019 included in net investment income were $25 million and $58 million for the three months and nine months ended September 30, 2019, respectively. There were no changes in estimated fair value subsequent to purchase for FVO Securities still held as of September 30, 2018 included in net investment income for both the three months and nine months ended September 30, 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through an operating joint venture, the majority of which is accounted for under the equity method. Net investment income from other limited partnership interests and the operating joint venture, accounted for under the equity method, and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $144 million and $337 million for the three months and nine months ended September 30, 2019, respectively, and $98 million and $288 million for the three months and nine months ended September 30, 2018, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$(7)	$—	$(13)	$—
Total U.S. and foreign corporate securities	(7)	—	(13)	—
RMBS	—	—	(2)	—
OTTI losses on fixed maturity securities AFS recognized in earnings	(7)	—	(15)	—
Fixed maturity securities AFS — net gains (losses) on sales and disposals	9	137	58	28
Total gains (losses) on fixed maturity securities AFS	2	137	43	28
Total gains (losses) on equity securities:
Equity securities — net gains (losses) on sales and disposals	3	8	14	16
Change in estimated fair value of equity securities (1)	(15)	1	30	(38)
Total gains (losses) on equity securities	(12)	9	44	(22)
Mortgage loans	(13)	8	(9)	(25)
Real estate and real estate joint ventures	98	39	100	139
Other limited partnership interests	3	—	3	8
Other (2) (3)	(12)	8	(71)	(171)
Subtotal	66	201	110	(43)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(2)	12	(14)	5
Non-investment portfolio gains (losses)	24	(8)	4	17
Subtotal	22	4	(10)	22
Total net investment gains (losses)	$88	$205	$100	$(21)

__________________

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($9) million and $25 million for the three months and nine months ended September 30, 2019, respectively, and $5 million and ($22) million for the three months and nine months ended September 30, 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(2)	Other gains (losses) included tax credit partnership impairment losses of $92 million and a renewable energy partnership disposal gain of $46 million for the nine months ended September 30, 2019.

(3)	Other gains (losses) included renewable energy partnership disposal losses of $83 million and leveraged lease impairment losses of $105 million for the nine months ended September 30, 2018.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $17 million and $6 million for the three months and nine months ended September 30, 2019, respectively, and ($11) million and $7 million for the three months and nine months ended September 30, 2018, respectively.
Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Proceeds	$6,134	$12,289	$26,993	$37,129
Gross investment gains	$42	$206	$346	$297
Gross investment losses	(33)	(69)	(288)	(269)
OTTI losses	(7)	—	(15)	—
Net investment gains (losses)	$2	$137	$43	$28

Credit Loss Rollforward of Fixed Maturity Securities AFS
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities AFS still held for which a portion of the OTTI loss was recognized in OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Balance, beginning of period	$58	$92	$70	$110
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(3)	(4)	(14)	(21)
Increase in cash flows — accretion of previous credit loss OTTI	—	—	(1)	(1)
Balance, end of period	$55	$88	$55	$88

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Estimated fair value of invested assets transferred from affiliates	$46	$—	$46	$77

Recurring related party investments and related net investment income were as follows at and for the periods ended:

		September 30, 2019	December 31, 2018	Three Months Ended September 30,		Nine Months Ended September 30,
				2019	2018	2019	2018
Investment Type/Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,822	$1,798	$9	$8	$26	$23
Affiliated investments (2)	American Life Insurance Company	100	100	—	—	2	2
Affiliated investments (3)	Metropolitan Property and Casualty Insurance Company	315	315	3	3	8	7
Other invested assets		$2,237	$2,213	$12	$11	$36	$32
Money market pool (4)	Metropolitan Money Market Pool	$34	$52	$—	$—	$1	$1
Short-term investments		$34	$52	$—	$—	$1	$1
________________

(1)
Represents an investment in affiliated senior notes. See Note 8 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for a description of the redenomination of each of these affiliated senior notes in 2018 from U.S. dollar to Japanese yen, and the respective maturity dates, interest rates and interest payment terms of each of the redenominated affiliated senior notes. The affiliated senior notes have maturity dates from October 2019 to July 2026 and bear interest, payable semi-annually, at a rate per annum ranging from 0.82% to 3.14%. In October 2019, a ¥26.5 billion 1.72% affiliated senior note matured and was refinanced with a ¥26.5 billion 1.81% affiliated senior note due October 2029.

(2)	Represents an investment in an affiliated surplus note. The surplus note, which bears interest at a fixed rate of 3.17%, payable semiannually, is due June 2020.
(3)Represents an investment in affiliated preferred stock. Dividends are payable quarterly at a variable rate.
(4)The investment has a variable rate of return.
Through March 31, 2018, the Company provided investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $19 million for the nine months ended September 30, 2018. Effective April 1, 2018, the Company receives investment advisory services from an affiliate. The related affiliated investment advisory charges to the Company were $75 million and $223 million for the three months and nine months ended September 30, 2019, respectively, and $71 million and $140 million for the three months and nine months ended September 30, 2018, respectively.
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
Embedded Derivatives
The Company issues certain products, which include variable annuities, and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

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
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
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
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the underlying equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. The Company utilizes equity variance swaps in nonqualifying hedging relationships.
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.

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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,304	$2,847	$3	$2,446	$2,197	$2
Foreign currency swaps	Foreign currency exchange rate	1,113	65	—	1,191	49	—
Subtotal		3,417	2,912	3	3,637	2,246	2
Cash flow hedges:
Interest rate swaps	Interest rate	3,389	175	—	3,181	139	1
Interest rate forwards	Interest rate	6,983	242	16	3,023	—	216
Foreign currency swaps	Foreign currency exchange rate	26,699	1,789	1,355	26,239	1,218	1,318
Subtotal		37,071	2,206	1,371	32,443	1,357	1,535
Total qualifying hedges		40,488	5,118	1,374	36,080	3,603	1,537
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	37,144	2,453	137	36,238	1,507	85
Interest rate floors	Interest rate	12,701	212	—	12,701	102	—
Interest rate caps	Interest rate	55,638	14	6	54,576	154	1
Interest rate futures	Interest rate	446	—	—	794	—	1
Interest rate options	Interest rate	27,569	1,150	—	24,340	185	—
Interest rate total return swaps	Interest rate	1,048	48	8	1,048	33	2
Synthetic GICs	Interest rate	16,349	—	—	18,006	—	—
Foreign currency swaps	Foreign currency exchange rate	5,668	678	88	5,986	700	79
Foreign currency forwards	Foreign currency exchange rate	1,190	20	4	943	15	14
Credit default swaps — purchased	Credit	775	8	3	858	24	4
Credit default swaps — written	Credit	8,436	165	2	7,864	67	13
Equity futures	Equity market	1,925	1	9	1,006	1	6
Equity index options	Equity market	24,453	545	446	23,162	706	396
Equity variance swaps	Equity market	1,946	35	88	1,946	32	81
Equity total return swaps	Equity market	791	3	2	886	89	—
Total non-designated or nonqualifying derivatives		196,079	5,332	793	190,354	3,615	682
Total		$236,567	$10,450	$2,167	$226,434	$7,218	$2,219

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	$—	$223	$1	$—	N/A
Hedged items	—	—	—	(237)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	36	—	—	—	—	—	N/A
Hedged items	(29)	—	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	6	—	—	(14)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$521
Amount of gains (losses) reclassified from AOCI into income	5	—	—	—	—	—	(5)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	165
Amount of gains (losses) reclassified from AOCI into income	—	(344)	—	—	—	—	344
Foreign currency transaction gains (losses) on hedged items	—	342	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	5	(2)	—	—	—	—	1,025
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(2)	—	977	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	175	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(4)	—	—	—	N/A
Credit derivatives — written (1)	—	—	(3)	—	—	—	N/A
Equity derivatives (1)	—	—	(22)	(3)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(32)	—	—	—	N/A
Subtotal	(2)	—	1,091	(3)	—	—	N/A
Earned income on derivatives	70	—	65	35	(42)	—	—
Embedded derivatives (2)	N/A	N/A	(424)	—	N/A	N/A	N/A
Total	$79	$(2)	$732	$18	$(41)	$—	$1,025

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Three Months Ended September 30, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(107)	$—	$—	$—	N/A
Hedged items	—	—	108	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	4	—	—	—	N/A
Hedged items	—	—	(7)	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	—	—	(2)	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(176)
Amount of gains (losses) reclassified from AOCI into income	5	—	(2)	—	—	—	(3)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	22
Amount of gains (losses) reclassified from AOCI into income	(1)	—	24	—	—	—	(23)
Foreign currency transaction gains (losses) on hedged items	—	—	(23)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	4	—	(1)	—	—	—	(180)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(200)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	54	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(6)	—	—	—	N/A
Credit derivatives — written (1)	—	—	48	—	—	—	N/A
Equity derivatives (1)	—	—	(186)	(25)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(69)	—	—	—	N/A
Subtotal	—	—	(359)	(25)	—	—	N/A
Earned income on derivatives	92	—	87	2	(27)	—	—
Embedded derivatives (2)	N/A	N/A	199	—	N/A	N/A	N/A
Total	$96	$—	$(76)	$(23)	$(27)	$—	$(180)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Nine Months Ended September 30, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(5)	$—	$—	$555	$1	$—	N/A
Hedged items	5	—	—	(571)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	16	—	—	—	—	—	N/A
Hedged items	(11)	—	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	5	—	—	(16)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$1,114
Amount of gains (losses) reclassified from AOCI into income	16	(1)	—	—	—	—	(15)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	211
Amount of gains (losses) reclassified from AOCI into income	(2)	(263)	—	—	—	—	265
Foreign currency transaction gains (losses) on hedged items	—	249	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	14	(15)	—	—	—	—	1,575
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(4)	—	1,725	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	191	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(16)	—	—	—	N/A
Credit derivatives — written (1)	—	—	125	—	—	—	N/A
Equity derivatives (1)	—	—	(651)	(92)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(101)	—	—	—	N/A
Subtotal	(4)	—	1,273	(92)	—	—	N/A
Earned income on derivatives	204	—	204	98	(110)	—	—
Embedded derivatives (2)	N/A	N/A	(847)	—	N/A	N/A	N/A
Total	$219	$(15)	$630	$(10)	$(109)	$—	$1,575

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Nine Months Ended September 30, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(385)	$—	$—	$—	N/A
Hedged items	—	—	388	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	51	—	—	—	N/A
Hedged items	—	—	(55)	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	—	—	(1)	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(511)
Amount of gains (losses) reclassified from AOCI into income	15	—	18	—	—	—	(33)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	28
Amount of gains (losses) reclassified from AOCI into income	(2)	—	(214)	—	—	—	216
Foreign currency transaction gains (losses) on hedged items	—	—	217	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	13	—	21	—	—	—	(300)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	4	—	(541)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	234	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	6	—	—	—	N/A
Credit derivatives — written (1)	—	—	(7)	—	—	—	N/A
Equity derivatives (1)	1	—	(287)	(40)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(127)	—	—	—	N/A
Subtotal	5	—	(722)	(40)	—	—	N/A
Earned income on derivatives	268	—	253	6	(79)	—	—
Embedded derivatives (2)	N/A	N/A	738	—	N/A	N/A	N/A
Total	$286	$—	$289	$(34)	$(79)	$—	$(300)
__________________

(1)	Excludes earned income on derivatives.

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $20 million and $9 million for the three months and nine months ended September 30, 2019, respectively, and $0 and ($21) million for the three months and nine months ended September 30, 2018, respectively.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	September 30, 2019
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$315	$(1)
Mortgage loans	$898	$14
Future policy benefits	$(4,623)	$(1,110)
__________________

(1)	Includes ($1) million of hedging adjustments on discontinued hedging relationships.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net investment gains (losses). These amounts were $2 million and $51 million for the three months and nine months ended September 30, 2019, respectively, and $0 and losses of less than $1 million for the three months and nine months ended September 30, 2018, respectively.
At September 30, 2019 and December 31, 2018, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and four years, respectively.
At September 30, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $3.3 billion and $1.7 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2019, the Company expected to reclassify $92 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.4 billion and $7.9 billion at September 30, 2019 and December 31, 2018, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2019 and December 31, 2018, the Company would have received $163 million and $54 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$117	1.6	$2	$154	2.0
Credit default swaps referencing indices	34	2,124	2.5	27	2,079	2.5
Subtotal	35	2,241	2.4	29	2,233	2.5
Baa
Single name credit default swaps (3)	2	152	1.7	1	277	1.6
Credit default swaps referencing indices	111	5,815	5.4	20	5,124	5.2
Subtotal	113	5,967	5.3	21	5,401	5.0
Ba
Single name credit default swaps (3)	—	—	—	—	10	1.5
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	—	—	—	10	1.5
B
Single name credit default swaps (3)	—	10	0.7	—	—	—
Credit default swaps referencing indices	15	218	4.7	4	220	5.0
Subtotal	15	228	4.6	4	220	5.0
Total	$163	$8,436	4.5	$54	$7,864	4.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2019		December 31, 2018
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$10,415	$2,166	$7,255	$2,166
OTC-cleared (1)	142	8	52	24
Exchange-traded	1	9	1	7
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	10,558	2,183	7,308	2,197
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,061)	(2,061)	(1,988)	(1,988)
OTC-cleared	(7)	(7)	(20)	(20)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(5,236)	—	(4,000)	—
OTC-cleared	(125)	—	(26)	—
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(2,843)	(105)	(1,136)	(178)
OTC-cleared	—	—	—	(4)
Exchange-traded	—	(9)	—	(7)
Net amount after application of master netting agreements and collateral	$286	$1	$138	$—
__________________

(1)
At September 30, 2019 and December 31, 2018, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $108 million and $90 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of $16 million and ($22) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2019 and December 31, 2018, the Company received excess cash collateral of $51 million and $95 million, respectively, and provided excess cash collateral of $0 and $1 million, respectively, which is not included in the table above due to the foregoing limitation.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2019, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2019 and December 31, 2018, the Company received excess securities collateral with an estimated fair value of $10 million and $28 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2019 and December 31, 2018, the Company provided excess securities collateral with an estimated fair value of $49 million and $94 million, respectively, for its OTC-bilateral derivatives, and $435 million and $231 million, respectively, for its OTC-cleared derivatives, and $90 million and $52 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	September 30, 2019			December 31, 2018
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$105	$—	$105	$178	$—	$178
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$142	$—	$142	$187	$—	$187
Cash	$—	$—	$—	$1	$—	$1
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2019	December 31, 2018
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$475	$178
Assumed guaranteed minimum benefits	Policyholder account balances	4	3
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	1,108	465
Fixed annuities with equity indexed returns	Policyholder account balances	108	58
Embedded derivatives within liability host contracts		$1,695	$704

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$54,550	$4,095	$58,645
U.S. government and agency	11,317	18,421	—	29,738
Foreign corporate	—	25,038	4,621	29,659
RMBS	7	20,959	2,914	23,880
ABS	—	9,523	503	10,026
Municipals	—	7,620	7	7,627
CMBS	—	5,810	40	5,850
Foreign government	—	5,005	10	5,015
Total fixed maturity securities AFS	11,324	146,926	12,190	170,440
Equity securities	228	72	332	632
Short-term investments	154	1,105	363	1,622
Residential mortgage loans — FVO	—	—	218	218
Other investments	179	1	322	502
Derivative assets: (1)
Interest rate	—	6,850	291	7,141
Foreign currency exchange rate	—	2,552	—	2,552
Credit	—	141	32	173
Equity market	1	540	43	584
Total derivative assets	1	10,083	366	10,450
Embedded derivatives within asset host contracts (2)	—	—	—	—
Separate account assets (3)	24,436	95,064	938	120,438
Total assets (4)	$36,322	$253,251	$14,729	$304,302
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$146	$24	$170
Foreign currency exchange rate	—	1,447	—	1,447
Credit	—	5	—	5
Equity market	9	448	88	545
Total derivative liabilities	9	2,046	112	2,167
Embedded derivatives within liability host contracts (2)	—	—	1,695	1,695
Separate account liabilities (3)	1	30	9	40
Total liabilities	$10	$2,076	$1,816	$3,902

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

(4)
Total assets included in the fair value hierarchy excluded other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At September 30, 2019 and December 31, 2018, the estimated fair value of such investments was $99 million and $140 million, respectively.

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
Embedded Derivatives
Embedded derivatives principally include certain direct and assumed variable annuity guarantees, annuity contracts, and investment risk within funds withheld related to certain reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

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

					September 30, 2019				December 31, 2018				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	88	-	147	114	85	-	134	105	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	421	111	25	-	638	107	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	115	96	—	-	106	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	8	-	102	97	10	-	101	97	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	164	-	221		268	-	317		Increase (7)
			•	Repurchase rates (8)	(7)	-	5		(5)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(26)	-	(7)		(20)	-	(5)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	100		97	-	103		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	16%	-	24%		21%	-	26%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.18%		0.01%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.57%		0.04%	-	0.57%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	2.0%	-	100%		2.5%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	16.24%	-	22%		16.50%	-	22%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	0.51%		0.05%	-	0.59%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities.

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

(10)	At both September 30, 2019 and December 31, 2018, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Structured Securities	Foreign Government	Municipals	Equity Securities	Short-term Investments
	(In millions)
Three Months Ended September 30, 2019
Balance, beginning of period	$7,650	$3,242	$10	$7	$352	$113
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(11)	10	—	—	1	1
Total realized/unrealized gains (losses) included in AOCI	79	—	—	—	—	—
Purchases (4)	732	425	—	—	1	251
Sales (4)	(203)	(116)	—	—	(22)	(2)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	527	—	—	—	—	—
Transfers out of Level 3 (5)	(58)	(104)	—	—	—	—
Balance, end of period	$8,716	$3,457	$10	$7	$332	$363
Three Months Ended September 30, 2018
Balance, beginning of period	$7,064	$3,870	$11	$—	$345	$552
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	—	28	—	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(119)	(6)	—	—	—	(2)
Purchases (4)	285	528	—	—	—	101
Sales (4)	(251)	(176)	—	—	(6)	(2)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	84	27	—	—	45	—
Transfers out of Level 3 (5)	(46)	(716)	—	—	(8)	—
Balance, end of period	$7,017	$3,555	$11	$—	$376	$649
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019: (6)	$(4)	$10	$—	$—	$2	$1
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018: (6)	$—	$26	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2019
Balance, beginning of period	$262	$268	$73	$(1,219)	$925
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	2	4	81	(424)	5
Total realized/unrealized gains (losses) included in AOCI	—	—	215	—	—
Purchases (4)	—	50	—	—	89
Sales (4)	(39)	—	—	—	(88)
Issuances (4)	—	—	—	—	—
Settlements (4)	(7)	—	(115)	(52)	(2)
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—
Balance, end of period	$218	$322	$254	$(1,695)	$929
Three Months Ended September 30, 2018
Balance, beginning of period	$405	$—	$(275)	$(437)	$1,138
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	4	—	(47)	199	2
Total realized/unrealized gains (losses) included in AOCI	—	—	(107)	—	—
Purchases (4)	—	—	—	—	148
Sales (4)	(70)	—	—	—	(215)
Issuances (4)	—	—	—	—	—
Settlements (4)	(16)	—	17	(52)	—
Transfers into Level 3 (5)	—	—	—	—	5
Transfers out of Level 3 (5)	—	—	—	—	(77)
Balance, end of period	$323	$—	$(412)	$(290)	$1,001
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019: (6)	$(8)	$4	$28	$(423)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018: (6)	$(5)	$—	$(34)	$202	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Structured Securities	Foreign Government	Municipals	Equity Securities	Short-term Investments
	(In millions)
Nine Months Ended September 30, 2019
Balance, beginning of period	$7,101	$3,541	$10	$—	$356	$25
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	(13)	34	—	—	26	1
Total realized/unrealized gains (losses) included in AOCI	439	41	—	—	—	(1)
Purchases (4)	1,495	597	—	7	10	363
Sales (4)	(483)	(408)	(1)	—	(60)	(25)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	484	1	1	—	—	—
Transfers out of Level 3 (5)	(307)	(349)	—	—	—	—
Balance, end of period	$8,716	$3,457	$10	$7	$332	$363
Nine Months Ended September 30, 2018
Balance, beginning of period	$7,586	$4,076	$31	$—	$366	$7
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	11	70	—	—	(10)	—
Total realized/unrealized gains (losses) included in AOCI	(390)	5	—	—	—	(4)
Purchases (4)	1,020	563	—	—	5	652
Sales (4)	(964)	(580)	(2)	—	(20)	(1)
Issuances (4)	—	—	—	—	—	—
Settlements (4)	—	—	—	—	—	—
Transfers into Level 3 (5)	87	50	—	—	45	—
Transfers out of Level 3 (5)	(333)	(629)	(18)	—	(10)	(5)
Balance, end of period	$7,017	$3,555	$11	$—	$376	$649
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019: (6)	$(8)	$33	$—	$—	$18	$1
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018: (6)	$(2)	$65	$—	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2019
Balance, beginning of period	$299	$215	$(192)	$(704)	$937
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	8	37	51	(847)	10
Total realized/unrealized gains (losses) included in AOCI	—	—	439	—	—
Purchases (4)	—	70	4	—	129
Sales (4)	(64)	—	—	—	(146)
Issuances (4)	—	—	(1)	—	2
Settlements (4)	(25)	—	(47)	(144)	(3)
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	—
Balance, end of period	$218	$322	$254	$(1,695)	$929
Nine Months Ended September 30, 2018
Balance, beginning of period	$520	$—	$(191)	$(876)	$958
Total realized/unrealized gains (losses) included in net income (loss) (2), (3)	7	—	(123)	738	2
Total realized/unrealized gains (losses) included in AOCI	—	—	(200)	—	—
Purchases (4)	—	—	4	—	200
Sales (4)	(151)	—	—	—	(161)
Issuances (4)	—	—	—	—	(3)
Settlements (4)	(53)	—	98	(152)	—
Transfers into Level 3 (5)	—	—	—	—	81
Transfers out of Level 3 (5)	—	—	—	—	(76)
Balance, end of period	$323	$—	$(412)	$(290)	$1,001
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019: (6)	$(7)	$37	$36	$(843)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018: (6)	$(13)	$—	$(41)	$744	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	September 30, 2019	December 31, 2018
	(In millions)
Unpaid principal balance	$245	$344
Difference between estimated fair value and unpaid principal balance	(27)	(45)
Carrying value at estimated fair value	$218	$299
Loans in nonaccrual status	$58	$89
Loans more than 90 days past due	$23	$41
Loans in nonaccrual status or more than 90 days past due, or both - difference between aggregate estimated fair value and unpaid principal balance	$(24)	$(36)

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$64,699	$—	$—	$67,351	$67,351
Policy loans	$6,092	$—	$267	$7,031	$7,298
Other invested assets	$2,967	$—	$2,720	$143	$2,863
Premiums, reinsurance and other receivables	$14,153	$—	$271	$14,686	$14,957
Liabilities
Policyholder account balances	$72,350	$—	$—	$75,265	$75,265
Long-term debt	$1,546	$—	$1,882	$—	$1,882
Other liabilities	$13,739	$—	$810	$13,136	$13,946
Separate account liabilities	$55,939	$—	$55,939	$—	$55,939

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$63,388	$—	$—	$64,409	$64,409
Policy loans	$6,061	$—	$269	$6,712	$6,981
Other invested assets	$2,940	$—	$2,673	$146	$2,819
Premiums, reinsurance and other receivables	$14,228	$—	$113	$14,673	$14,786
Liabilities
Policyholder account balances	$72,194	$—	$—	$72,689	$72,689
Long-term debt	$1,562	$—	$1,746	$—	$1,746
Other liabilities	$13,593	$—	$448	$13,189	$13,637
Separate account liabilities	$50,578	$—	$50,578	$—	$50,578

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
ROU Asset and Lease Liability
The ROU assets and lease liabilities for operating leases were:

September 30, 2019
(In millions)
ROU asset (1)	$879
Lease liability (1)	$902
__________________

(1)	Assets and liabilities include amounts recognized upon adoption of new guidance. See Note 1.
Lease Costs
The components of operating lease costs were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019
	(In millions)
Operating lease cost	$31	$89
Variable lease cost	1	7
Sublease income	(20)	(60)
Net lease cost	$12	$36

Operating lease expense was $29 million and $87 million for the three months and nine months ended September 30, 2018, respectively. Non-cancelable sublease income was $20 million and $48 million for the three months and nine months ended September 30, 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Leases (continued)

Other Information
Supplemental other information related to operating leases was as follows:

September 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$79
ROU assets obtained in exchange for new lease liabilities	$144
Weighted-average remaining lease term	9 years
Weighted-average discount rate	3.9%

Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

September 30, 2019
(In millions)
Remainder of 2019	$36
2020	125
2021	126
2022	124
2023	113
Thereafter	556
Total undiscounted cash flows	1,080
Less: interest	178
Present value of lease liability	$902

Future minimum gross rental payments relating to lease arrangements in effect as determined prior to the adoption of ASU 2016-02 are as follows:

December 31, 2018
(In millions)
2019	$125
2020	137
2021	136
2022	134
2023	122
Thereafter	567
Total	$1,221

See Note 5 for information about the Company’s investments in leased real estate and leveraged and direct financing leases.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,509	$1,817	$(84)	$(252)	$8,990
OCI before reclassifications	2,257	686	7	1	2,951
Deferred income tax benefit (expense)	(467)	(144)	(2)	—	(613)
AOCI before reclassifications, net of income tax	9,299	2,359	(79)	(251)	11,328
Amounts reclassified from AOCI	7	339	—	5	351
Deferred income tax benefit (expense)	(1)	(72)	—	(1)	(74)
Amounts reclassified from AOCI, net of income tax	6	267	—	4	277
Balance, end of period	$9,305	$2,626	$(79)	$(247)	$11,605

	Three Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$3,933	$1,013	$(47)	$(2,112)	$2,787
OCI before reclassifications	(1,212)	(154)	(35)	130	(1,271)
Deferred income tax benefit (expense)	252	38	7	(27)	270
AOCI before reclassifications, net of income tax	2,973	897	(75)	(2,009)	1,786
Amounts reclassified from AOCI	(73)	(26)	—	31	(68)
Deferred income tax benefit (expense)	16	—	—	(7)	9
Amounts reclassified from AOCI, net of income tax	(57)	(26)	—	24	(59)
Balance, end of period	$2,916	$871	$(75)	$(1,985)	$1,727

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

	Nine Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$2,515	$1,382	$(74)	$(261)	$3,562
OCI before reclassifications	8,594	1,303	(7)	—	9,890
Deferred income tax benefit (expense)	(1,807)	(274)	2	—	(2,079)
AOCI before reclassifications, net of income tax	9,302	2,411	(79)	(261)	11,373
Amounts reclassified from AOCI	5	250	—	18	273
Deferred income tax benefit (expense)	(1)	(53)	—	(4)	(58)
Amounts reclassified from AOCI, net of income tax	4	197	—	14	215
Cumulative effects of changes in accounting principles	(1)	22	—	—	21
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	—	(4)	—	—	(4)
Cumulative effects of changes in accounting principles, net of income tax (2)	(1)	18	—	—	17
Balance, end of period	$9,305	$2,626	$(79)	$(247)	$11,605

	Nine Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$6,351	$906	$(47)	$(1,782)	$5,428
OCI before reclassifications	(5,796)	(483)	(23)	130	(6,172)
Deferred income tax benefit (expense)	1,237	93	2	(27)	1,305
AOCI before reclassifications, net of income tax	1,792	516	(68)	(1,679)	561
Amounts reclassified from AOCI	26	183	—	93	302
Deferred income tax benefit (expense)	(5)	(35)	—	(20)	(60)
Amounts reclassified from AOCI, net of income tax	21	148	—	73	242
Cumulative effects of changes in accounting principles	(119)	—	—	—	(119)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,222	207	(7)	(379)	1,043
Cumulative effects of changes in accounting principles, net of income tax (3)	1,103	207	(7)	(379)	924
Balance, end of period	$2,916	$871	$(75)	$(1,985)	$1,727
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 for further information on adoption of new accounting pronouncements.

(3)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for further information on adoption of new accounting pronouncements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$7	$136	$48	$31	Net investment gains (losses)
Net unrealized investment gains (losses)	(8)	6	(8)	16	Net investment income
Net unrealized investment gains (losses)	(6)	(69)	(45)	(73)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(7)	73	(5)	(26)
Income tax (expense) benefit	1	(16)	1	5
Net unrealized investment gains (losses), net of income tax	(6)	57	(4)	(21)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	5	5	16	15	Net investment income
Interest rate derivatives	—	—	(1)	—	Net investment gains (losses)
Interest rate derivatives	—	(2)	—	18	Net derivative gains (losses)
Foreign currency exchange rate derivatives	—	(1)	(2)	(2)	Net investment income
Foreign currency exchange rate derivatives	(344)	—	(263)	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	24	—	(214)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(339)	26	(250)	(183)
Income tax (expense) benefit	72	—	53	35
Gains (losses) on cash flow hedges, net of income tax	(267)	26	(197)	(148)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(6)	(36)	(20)	(107)
Amortization of prior service (costs) credit	1	5	2	14
Amortization of defined benefit plan items, before income tax	(5)	(31)	(18)	(93)
Income tax (expense) benefit	1	7	4	20
Amortization of defined benefit plan items, net of income tax	(4)	(24)	(14)	(73)
Total reclassifications, net of income tax	$(277)	$59	$(215)	$(242)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 11.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Prepaid legal plans	$83	$67	$246	$213
Recordkeeping and administrative services (1)	52	56	153	169
Administrative services-only contracts	52	53	158	162
Other revenue from service contracts from customers	—	20	24	54
Total revenues from service contracts from customers	187	196	581	598
Other	185	205	595	605
Total other revenues	$372	$401	$1,176	$1,203
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
General and administrative expenses (1)	$645	$678	$1,844	$2,018
Pension, postretirement and postemployment benefit costs	26	18	78	52
Premium taxes, other taxes, and licenses & fees	66	96	219	279
Commissions and other variable expenses	462	445	1,357	1,317
Capitalization of DAC	(13)	(7)	(42)	(26)
Amortization of DAC and VOBA	84	104	144	271
Interest expense on debt	27	27	80	81
Total other expenses	$1,297	$1,361	$3,680	$3,992

__________________

(1)
Includes ($32) million and ($133) million for the three months and nine months ended September 30, 2019, respectively, and ($31) million and ($47) million for the three months and nine months ended September 30, 2018, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$4	$—	$40	$1
Interest costs	12	1	93	13
Expected return on plan assets	—	(1)	(131)	(18)
Amortization of net actuarial (gains) losses	6	—	45	(9)
Amortization of prior service costs (credit)	(1)	—	—	(5)
Allocated to affiliates	(6)	—	(20)	6
Net periodic benefit costs (credit)	$15	$—	$27	$(12)

	Nine Months Ended September 30,
	2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$13	$—	$119	$4
Interest costs	35	1	279	38
Expected return on plan assets	—	(1)	(394)	(54)
Amortization of net actuarial (gains) losses	20	—	133	(26)
Amortization of prior service costs (credit)	(2)	—	—	(14)
Allocated to affiliates	(17)	—	(58)	19
Net periodic benefit costs (credit)	$49	$—	$79	$(33)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

12. Income Tax
For the three months and nine months ended September 30, 2019, the effective tax rate on income (loss) before provision for income tax was 15% and 12%, respectively. The Company’s effective tax rate for both periods differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income and tax credits.
For the three months ended September 30, 2018, the effective tax rate on income (loss) before provision for income tax was 10%. The Company’s effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income and tax credits. For the nine months ended September 30, 2018, the effective tax rate on income (loss) before provision for income tax was 9%. The Company’s effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned United Kingdom investment subsidiary to Metropolitan Life Insurance Company.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $175 million.

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
As reported in the 2018 Annual Report, Metropolitan Life Insurance Company received approximately 3,359 asbestos-related claims in 2018. For the nine months ended September 30, 2019 and 2018, Metropolitan Life Insurance Company received approximately 2,493 and 2,558 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2018. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2019.
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
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, on behalf of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature on their long-term care insurance policies and whose premium rates were increased after age 65. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted Metropolitan Life Insurance Company’s motion to dismiss the action. Plaintiff appealed this ruling and the United States Court of Appeals for the Seventh Circuit reversed and remanded the case to the district court for further proceedings. On November 1, 2019, plaintiff filed a motion with the United States District Court Northern District of Illinois seeking preliminary approval of a class settlement and for certification of a nationwide settlement class. The Company accrued the full amount of the settlement payment in prior periods.
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
Miller, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., filed January 4, 2019)
Plaintiffs filed a second amended complaint in this putative class action, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy with a Group Variable Universal Life policy wherein Metropolitan Life Insurance Company allegedly charged smoker rates for certain non-smokers. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On September 17, 2019, the Court granted the Company’s motion to dismiss plaintiffs’ second amended complaint and dismissed the case in its entirety. Plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.1 billion and $3.6 billion at September 30, 2019 and December 31, 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.5 billion and $4.6 billion at September 30, 2019 and December 31, 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $408 million, with a cumulative maximum of $647 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $4 million and $5 million at September 30, 2019 and December 31, 2018, respectively, for indemnities, guarantees and commitments.
14. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $694 million and $2.1 billion for the three months and nine months ended September 30, 2019, respectively, and $471 million and $1.5 billion for the three months and nine months ended September 30, 2018, respectively. Total revenues received from affiliates related to these agreements were $7 million and $21 million for the three months and nine months ended September 30, 2019, respectively, and $18 million and $133 million for the three months and nine months ended September 30, 2018, respectively.
Prior to 2019, the Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements include management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $328 million and $1.0 billion for the three months and nine months ended September 30, 2018, respectively, and were reimbursed to the Company by these affiliates.
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
The Company had net payables to affiliates, related to the items discussed above, of $172 million and $181 million at September 30, 2019 and December 31, 2018, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Premiums
Reinsurance assumed	$2	$2	$7	$7
Reinsurance ceded	(27)	(24)	(86)	(87)
Net premiums	$(25)	$(22)	$(79)	$(80)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$—	$—	$(2)
Reinsurance ceded	(3)	(4)	(12)	(14)
Net universal life and investment-type product policy fees	$(3)	$(4)	$(12)	$(16)
Other revenues
Reinsurance assumed	$(7)	$(2)	$(16)	$3
Reinsurance ceded	136	138	402	401
Net other revenues	$129	$136	$386	$404
Policyholder benefits and claims
Reinsurance assumed	$1	$1	$3	$5
Reinsurance ceded	(60)	(33)	(118)	(90)
Net policyholder benefits and claims	$(59)	$(32)	$(115)	$(85)
Interest credited to policyholder account balances
Reinsurance assumed	$7	$8	$22	$30
Reinsurance ceded	(2)	(3)	(8)	(9)
Net interest credited to policyholder account balances	$5	$5	$14	$21
Other expenses
Reinsurance assumed	$—	$—	$—	$10
Reinsurance ceded	138	154	402	412
Net other expenses	$138	$154	$402	$422

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2019		December 31, 2018
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$—	$12,601	$—	$12,676
Deferred policy acquisition costs and value of business acquired	—	(163)	—	(175)
Total assets	$—	$12,438	$—	$12,501
Liabilities
Future policy benefits	$58	$(8)	$61	$(1)
Policyholder account balances	134	—	141	—
Other policy-related balances	1	10	6	12
Other liabilities	828	12,827	841	12,366
Total liabilities	$1,021	$12,829	$1,049	$12,377

The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $29 million and $4 million at September 30, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($8) million and ($25) million for the three months and nine months ended September 30, 2019, respectively, and $3 million and $13 million for the three months and nine months ended September 30, 2018, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $1.1 billion and $461 million at September 30, 2019 and December 31, 2018, respectively. Net derivative gains (losses) associated with the embedded derivative were ($170) million and ($618) million for the three months and nine months ended September 30, 2019, respectively, and $77 million and $440 million for the three months and nine months ended September 30, 2018, respectively.

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
Insurance Regulation
NAIC
In 2015, the National Association of Insurance Commissioners (“NAIC”) commenced an initiative to study variable annuity solvency regulations, with the goal of curtailing the use of variable annuity captives. In connection with this initiative, the NAIC engaged a third-party consultant to develop recommendations regarding reserve and capital requirements. Following several public exposures of the consultant’s recommendations, the NAIC adopted a new variable annuity framework, which is designed to reduce the level and volatility of the non-economic aspect of reserve and risk-based capital requirements for variable annuity products. The NAIC adopted technical language in 2019 to be included in various NAIC manuals and guidelines to implement the new framework. The new framework is expected to become effective on January 1, 2020. We have not determined the impact of this framework on our business, and we cannot predict if state insurance regulators will adopt standards different from the NAIC framework. The New York State Department of Financial Services (“NYDFS”) is also pursuing a variable annuity initiative that may deviate from the NAIC work product. At this time, we cannot predict the changes the NYDFS will propose in new variable annuity reserving standards or quantify the impact on MLIC.
ERISA and Fiduciary Considerations
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

In June 2019, the U.S. Securities and Exchange Commission (“SEC”) adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons, including Regulation Best Interest. The conduct standards apply when providing brokerage and advisory products and services to benefit plans governed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Individual Retirement Accounts, as well as non-benefit plan retail clients. Under the SEC rules, broker-dealers are not deemed to be fiduciaries to their clients by virtue of making recommendations but must act in the best interest of individual investor retail clients when making a recommendation. The SEC’s best interest standard is not intended to track the DOL’s former BICE standard. Unlike the DOL rule that was vacated in 2018, there is no private right of action for violations under Regulation Best Interest. Two pending lawsuits, one by several states and the District of Columbia and the other by private advisory firms, were filed in September 2019, seeking to overturn Regulation Best Interest. The DOL is expected to adopt a new rule that will be consistent with the SEC’s rules, including the new best interest standard. In addition, the NAIC is amending its Suitability in Annuity Transactions Model Regulation to include a “best interest” standard. The NAIC intends to finalize the proposed amendments before the end of 2019.
Securities, Broker-Dealer and Investment Adviser Regulation
In June 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons, including Regulation Best Interest, which are primarily focused on offerings of products and services to retail customers. As a result of the new rules, beginning June 30, 2020, broker-dealers recommending our variable products to retail customers will be required to comply with a “best interest” standard, which the SEC did not define but did confirm would be higher than the current suitability standard but not rise to the level of being a fiduciary, and provide disclosures about their standard of conduct and conflicts of interest, including a new standardized client relationship summary disclosure (“Form CRS”). Investment advisers to retail clients will also be required to file new Form CRS with the SEC and deliver copies of the Form to their retail clients. As noted above, the SEC rules do not include a private right of action. Two pending lawsuits, one by several states and the District of Columbia and the other by private advisory firms, were filed in September 2019, seeking to overturn Regulation Best Interest. In addition, the NAIC is amending its Suitability in Annuity Transactions Model Regulation to include a “best interest” standard. The NAIC intends to finalize the proposed amendments before the end of 2019. We are monitoring these developments and cannot at this time predict the effect they might have on our business.
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

Results of Operations
Consolidated Results
Business Overview. In our U.S. segment, sales for the nine months ended September 30, 2019 decreased compared to the prior period. Retirement and Income Solutions sales declined as a result of decreases in pension risk transfers and stable value products, partially offset by an increase in funding agreements. In our Group Benefits business, sales increased in both our core and voluntary products. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market.

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Revenues
Premiums	$16,562	$21,794
Universal life and investment-type product policy fees	1,537	1,570
Net investment income	8,188	8,171
Other revenues	1,176	1,203
Net investment gains (losses)	100	(21)
Net derivative gains (losses)	630	289
Total revenues	28,193	33,006
Expenses
Policyholder benefits and claims and policyholder dividends	19,217	24,454
Interest credited to policyholder account balances	1,993	1,821
Capitalization of DAC	(42)	(26)
Amortization of DAC and VOBA	144	271
Interest expense on debt	80	81
Other expenses	3,498	3,666
Total expenses	24,890	30,267
Income (loss) before provision for income tax	3,303	2,739
Provision for income tax expense (benefit)	389	244
Net income (loss)	2,914	2,495
Less: Net income (loss) attributable to noncontrolling interests	2	10
Net income (loss) attributable to Metropolitan Life Insurance Company	$2,912	$2,485
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
During the nine months ended September 30, 2019, net income (loss) increased $419 million from the prior period, primarily driven by favorable changes in net derivative gains (losses) and net investment gains (losses).
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

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Non-VA program derivatives
Interest rate	$1,810	$(332)
Foreign currency exchange rate	158	165
Credit	149	37
Equity	(273)	(84)
Non-VA embedded derivatives	(694)	421
Total non-VA program derivatives	1,150	207
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	61	499
Nonperformance risk adjustment	9	(21)
Other risks	(223)	(161)
Total	(153)	317
Freestanding derivatives hedging direct and assumed embedded derivatives	(367)	(235)
Total VA program derivatives	(520)	82
Net derivative gains (losses)	$630	$289

The favorable change in net derivative gains (losses) on non-VA program derivatives was $943 million ($745 million, net of income tax). This was primarily due to a favorable change in interest rate impact due to long-term U.S. interest rates decreasing in the current period and increasing in the prior period, favorably impacting options, receive fixed interest rate swaps and total rate of return swaps. In addition, credit spreads narrowed in the current period and widened in the prior period, favorably impacting written credit default swaps used in replications. These favorable impacts were partially offset by a change in the value of the underlying assets, unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Also, key equity markets increased more in the current period versus the prior period, unfavorably impacting equity options acquired primarily as part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the item being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $602 million ($476 million, net of income tax). This was due to an unfavorable change of $632 million ($499 million, net of income tax) in embedded derivatives market and other risks and freestanding derivatives hedging market risks in embedded derivatives, partially offset by a favorable change of $30 million ($24 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned unfavorable change of $632 million ($499 million, net of income tax) was primarily driven by changes in market factors and other risks.
The primary changes in market factors are summarized as follows:

•
Long-term U.S. interest rates decreased in the current period and increased in the prior period, contributing to an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 113 basis points in the current period and increased 59 basis points in the prior period. The favorable change in our freestanding derivatives resulted from the restructuring of our VA hedging strategy in 2018.

•
Key equity index levels increased more in the current period than in the prior period, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the Standard & Poor’s Ratings Services 500 Index increased 19% in the current period and 9% in the prior period.

We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $30 million ($24 million, net of income tax) was primarily due to a favorable change of $38 million, before income tax, as a result of model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, partially offset by an unfavorable change of $8 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $121 million ($96 million, net of income tax) primarily reflects lower alternative investment impairments and losses on disposal in the current period. This also reflects mark-to-market gains on equity securities in the current period versus losses in the prior period, which were measured at estimated fair value through net income. However, these favorable changes were partially offset by lower gains on sales of real estate joint ventures in the current period.

Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for the current period include a $145 million ($113 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $41 million gain ($33 million, net of income tax) was recognized in net derivative gains (losses).
Of the $145 million charge, $17 million ($12 million, net of income tax) was related to DAC and $128 million ($101 million, net of income tax) was associated with reserves. The portion of the $145 million charge that is included in adjusted earnings is $113 million ($88 million, net of income tax).
The $41 million gain ($33 million, net of income tax) recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions was included within the other risks in embedded derivatives line in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the MetLife Holdings segment and are summarized as follows:

•	Economic assumption updates resulted in net unfavorable changes to reserves and DAC of $98 million ($79 million, net of income tax).

•
Changes in biometric assumptions resulted in net favorable changes to DAC, partially offset by unfavorable changes in reserves for a net favorable impact of $10 million ($9 million, net of income tax).

•	Changes in policyholder behavior assumptions resulted in net favorable changes to reserves and DAC of $14 million ($15 million, net of income tax).

•	Changes in operational assumptions resulted in net unfavorable changes to reserves and DAC of $71 million ($58 million, net of income tax).
The most notable impacts were due to economic updates reflecting lower interest rates and operational assumption updates related to the projection of closed block results.
Results for the prior period include a $120 million ($95 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $3 million ($2 million, net of income tax) gain was recognized in net derivative gains (losses). Of the $120 million charge, $49 million ($39 million, net of income tax) was associated with DAC and $71 million ($56 million, net of income tax) was associated with reserves. The portion of the $120 million charge that is included in adjusted earnings is a gain of $49 million ($39 million, net of income tax).
Certain other insurance adjustments recorded in the current period include a $22 million ($17 million, net of income tax) charge due to a current period increase in our incurred but not reported (“IBNR”) long-term care reserves reflecting enhancements to our methodology related to potential claims in our MetLife Holdings segment. Certain other insurance adjustments recorded in the prior period include a $74 million ($59 million, net of income tax) charge due to a prior period increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims in our MetLife Holdings segment, and a favorable net insurance adjustment of $47 million ($37 million, net of income tax) resulting from reserve and DAC modeling improvements in our individual disability insurance business in our U.S. segment. These adjustments are included in adjusted earnings.
Taxes. For the nine months ended September 30, 2019, our effective tax rate on income (loss) before provision for income tax was 12%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income and tax credits. For the nine months ended September 30, 2018, our effective tax rate on income (loss) before provision for income tax was 9%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to Metropolitan Life Insurance Company.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings decreased $105 million, net of income tax, to $2.5 billion, net of income tax, for the nine months ended September 30, 2019 from $2.6 billion, net of income tax, for the nine months ended September 30, 2018.

Reconciliation of net income (loss) to adjusted earnings

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Net income (loss)	$2,914	$2,495
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	100	(21)
Net derivative gains (losses)	630	289
Premiums	—	—
Universal life and investment-type product policy fees	67	70
Net investment income	(219)	(278)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(143)	(150)
Interest credited to policyholder account balances	14	3
Capitalization of DAC	—	—
Amortization of DAC and VOBA	74	(63)
Interest expense on debt	—	—
Other expenses	3	9
Provision for income tax (expense) benefit	(111)	32
Adjusted earnings	$2,499	$2,604
Consolidated Results — Adjusted Earnings
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in adjusted earnings were higher interest credited expenses, the unfavorable impact of our annual actuarial assumption review and lower investment yields, partially offset by lower expenses and a larger invested asset base.
Business Growth. Net investment income improved as a result of higher average invested assets in our U.S. segment. The higher asset base in our U.S. segment was due to the impact of increased net flows, primarily from funding agreement issuances in the current period, and the impact of a large pension risk transfer transaction in the prior period. However, consistent with the growth in the U.S. segment’s average invested assets from net flows, interest credited expenses on long-duration liabilities increased. In our MetLife Holdings segment, negative net flows in our deferred annuities business and a decrease in universal life deposits resulted in lower fee income, decreasing adjusted earnings. In our U.S. segment, higher volume-related and premium tax expenses were partially offset by lower direct expenses, including certain employee-related expenses. The net increase in expenses, including the favorable impact of the 2019 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act, was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, net of lower DAC amortization, increased adjusted earnings by $48 million.

Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by lower income from derivatives, lower yields on fixed income securities and lower returns on real estate investments. Additionally, there were lower earnings on our securities lending program primarily from lower margins and balances. These decreases in net investment income were partially offset by higher returns on fair value option securities, higher prepayment fees and increased yields on mortgage loans. In the U.S. segment, higher average interest credited rates on deposit-type liabilities, partially offset by lower rates on long-duration liabilities, drove an increase in interest credited expenses. In our MetLife Holdings segment, higher equity returns drove an increase in asset-based fee income. The changes in market factors discussed above, net of lower DAC amortization, resulted in a $182 million decrease in adjusted earnings.
Underwriting. Underwriting results increased adjusted earnings by $26 million due to favorable mortality and morbidity experience in our U.S. segment, partially offset by less favorable mortality experience in our life business in our MetLife Holdings segment. Favorable mortality experience was due to claims experience in our term life business (primarily due to lower severity in the current period and the unfavorable impact of the influenza virus in the prior period), partially offset by less favorable mortality in our universal life, pension risk transfer and structured settlement businesses. Favorable morbidity experience was due to claim experience in our Group Benefits business, primarily driven by lower claim severity, positive renewal results and an increase in recoveries in our group disability business. In addition, growth in the business and claims experience in both our accident & health and individual disability businesses contributed to the increase in adjusted earnings. These increases were partially offset by less favorable dental results, driven by an increase in utilization and the impact of unfavorable prior period development in the current period.
Actuarial Assumption Review and Other Insurance Adjustments. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $127 million in adjusted earnings, as changes in mortality and economic assumptions were less favorable in the current period. Refinements to DAC and certain insurance-related liabilities, which were recorded in both periods, resulted in an $11 million increase in adjusted earnings, primarily in our MetLife Holdings segment. This includes a current period charge in our MetLife Holdings segment due to an increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims. This also includes the following prior period refinements: (i) a favorable insurance adjustment in our U.S. segment resulting from reserve and DAC modeling improvements in our individual disability business; (ii) a favorable reserve adjustment in our MetLife Holdings segment resulting from modeling improvements in our life business; and (iii) a charge due to an increase in our IBNR life reserves, reflecting a mortality update resulting from enhancements to our claim-related processes in our MetLife Holdings segment. Also, the impact of the sustained low interest rate environment contributed to less favorable experience resulting in a reduction to our policyholder dividend scale within the MetLife Holdings segment closed block, which favorably impacted adjusted earnings by $8 million. The impact of this dividend action was more than offset by lower net investment income.
Expenses. Adjusted earnings increased $130 million as a result of lower expenses, primarily due to declines in (i) interest on uncertain tax positions, (ii) legal expenses, (iii) expenses as a result of enterprise-wide initiatives, and (iv) employee-related costs, partially offset by higher costs associated with corporate initiatives and projects, including the continued investment in our unit cost initiative.
Taxes. For the nine months ended September 30, 2019, our effective tax rate on adjusted earnings was 10%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits from non-taxable investment income and tax credits. For the nine months ended September 30, 2018, our effective tax rate on adjusted earnings was 10%. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits primarily from non-taxable investment income, tax credits and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to Metropolitan Life Insurance Company.
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
A reconciliation of this non-GAAP financial measure to the most directly comparable historical GAAP financial measure is included in the results of operations, see “— Results of Operations.” A reconciliation of this non-GAAP measure to the most directly comparable GAAP measure is not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
Our definitions of non-GAAP and other financial measures discussed in this report may differ from those used by other companies.
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

The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:

•
Policyholder benefits and claims and policyholder dividends excludes: (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits, (ii) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (iii) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass through adjustments, (iv) benefits and hedging costs related to GMIBs (“GMIB costs”) and (v) market value adjustments associated with surrenders or terminations of contracts (“Market value adjustments”);

•
Interest credited to policyholder account balances includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

•	Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB fees and GMIB costs, and (iii) Market value adjustments;

•	Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Other expenses excludes: (i) noncontrolling interests, (ii) acquisition, integration and other costs, and (iii) goodwill impairments.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 6, 2019