Form 10-K
period 2019-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2020-03-09
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 9, 2020, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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
Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “continue,” and “remain,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Many factors will be important in determining the results of Metropolitan Life Insurance Company, its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) difficult economic conditions, including risks relating to interest rates, credit spreads, equity, real estate, obligors and counterparties, derivatives, and terrorism and security; (2) adverse global capital and credit market conditions, which may affect our ability to meet liquidity needs and access capital, including through credit facilities; (3) downgrades in our claims paying ability, financial strength or credit ratings; (4) availability and effectiveness of reinsurance, hedging or indemnification arrangements; (5) the impact on us of changes to and implementation of the wide variety of laws and regulations to which we are subject; (6) regulatory, legislative or tax changes relating to our operations that may affect the cost of, or demand for, our products or services; (7) adverse results or other consequences from litigation, arbitration or regulatory investigations; (8) investment losses, defaults and volatility; (9) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (10) differences between actual claims experience and underwriting and reserving assumptions; (11) the impact of technological changes on our businesses; (12) catastrophe losses; (13) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (14) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements or value of business acquired; (15) exposure to losses related to guarantees in certain products; (16) ineffectiveness of risk management policies and procedures or models; (17) a failure in MetLife’s cybersecurity systems or other information security systems or MetLife’s disaster recovery plans; (18) any failure to protect the confidentiality of client information; (19) changes in accounting standards; (20) MetLife associates taking excessive risks; (21) difficulties in or complications from marketing and distributing products through our distribution channels; (22) difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions and dispositions, joint ventures, or other legal entity reorganizations; and (23) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission.
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
The Company is a provider of insurance, annuities, employee benefits and asset management. We are also one of the largest institutional investors in the United States with a $280.6 billion general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures, other limited partnerships and equity securities, at December 31, 2019.
Our well-recognized brand, market-leading businesses, competitive and innovative product offerings and financial strength and expertise should help drive future growth. Over the course of the next several years, MetLife will execute on its Next Horizon strategy, creating value focusing on the following three pillars: (i) Focus; (ii) Simplify; and (iii) Differentiate.
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
Revenues derived from an agreement with the U.S. Office of Personnel Management for the Federal Employees’ Group Life Insurance program were $3.0 billion and $3.1 billion for the years ended December 31, 2019 and 2018, respectively, which represented 12% and 10%, respectively, of consolidated premiums, universal life and investment-type product policy fees and other revenues. Revenues derived from FedEx Corporation were $6.0 billion for the year ended December 31, 2018, which represented 20% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2019 and 2018.
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
Our Group Benefits business offers life, dental, group short- and long-term disability (“LTD”), individual disability, accidental death and dismemberment, vision and accident & health coverages, as well as prepaid legal plans. We also sell administrative services-only (“ASO”) arrangements to some employers.

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

• Synthetic GICs or “wraps” are contracts available only to the sponsor of a participant-directed defined contribution plan. The contract “wraps” a portfolio of investments owned by the plan to provide a guarantee that plan participants will always be able to transact in their accounts at contract value. Generally, a wrap contract means that participants will not experience negative returns.

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
MetLife Holdings
Product Overview
Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in MLIC’s former retail business, that we no longer actively market, such as variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, and long-term care insurance.

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

Corporate & Other
Overview
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including enterprise-wide strategic initiative restructuring charges), the Company’s ancillary non-U.S. operations, interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, and the elimination of intersegment amounts (which generally relate to affiliated reinsurance and intersegment loans, bearing interest rates commensurate with related borrowings).
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
Reinsurance Activity
We enter into reinsurance agreements that transfer risk from our various insurance products to third parties and related parties. These cessions limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we reinsure other risks, as well as specific coverages. We obtain reinsurance for capital requirement purposes and also when the economic impact of the reinsurance agreement makes it appropriate to do so. We also provide reinsurance by accepting risk from third parties and related parties.
We also enter into reinsurance agreements for risk and capital management purposes with other affiliates and several affiliated captive reinsurers. Captive reinsurers are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Vermont and South Carolina, and have a very narrow business plan that specifically restricts the majority or all of their activity to reinsuring business from their affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Affiliated Captive Reinsurance Transactions.”
For information regarding reinsurance activity with respect to our U.S. and MetLife Holdings business, our catastrophic coverage and information regarding ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables on the consolidated balance sheets, see Note 5 of the Notes to the Consolidated Financial Statements.
Regulation
Overview
The U.S. insurance industry is regulated primarily at the state level by state insurance regulators, with some products and services also subject to federal regulation. We are also subject to regulation under the insurance holding company laws of New York. Furthermore, some of our operations, products and services are subject to consumer protection laws, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”).
We expect the scope and extent of regulation and regulatory oversight generally to continue to increase. The regulatory environment and changes in laws in the jurisdictions in which we operate could have a material adverse effect on our results of operations.
Insurance Regulation
Insurance regulation generally aims at supervising and regulating insurers, with the goal of protecting policyholders and ensuring that insurance companies remain solvent. Insurance regulators have increasingly sought information about the potential impact of activities in holding company systems as a whole, and some jurisdictions have adopted laws and regulations enhancing “group-wide” supervision, including model laws and regulations developed through the National Association of Insurance Commissioners’ (“NAIC”) Solvency Modernization Initiative. See “— NAIC” for information regarding group-wide supervision.

Metropolitan Life Insurance Company has all material licenses to transact its business in, and is subject to regulation and supervision by, all 50 states, the District of Columbia (“D.C.”), Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. Insurance laws, including state laws in the United States, grant insurance regulatory authorities broad administrative powers with respect to, among other things:

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

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing sales standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types and amounts of investments.
We are required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which we do business, and our operations and accounts are subject to periodic examination by such authorities. We must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval for, rules, rates and policy forms relating to the insurance written in the jurisdictions in which we operate.
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
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed that may significantly affect the insurance business. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the Financial Stability Oversight Council was given the authority to designate certain financial companies as non-bank systemically important financial institutions subject to supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York.
Dodd-Frank includes provisions that may impact our investments and investment activities, including the federal regulation of such activities. Dodd-Frank and its implementing regulations have been subject to various changes since the law was originally adopted. The past changes and potential future changes mean that we are not able to identify with certainty all of the risks and opportunities, if any, posed to our businesses. See “Risk Factors — Regulatory and Legal Risks — Our Businesses Are Highly Regulated, and Changes in Laws, Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Our Business, Results of Operations and Financial Condition.”

Guaranty Associations and Similar Arrangements
Many jurisdictions in which we are admitted to transact business require life and health insurers doing business within that jurisdiction to participate in guaranty associations, or similar arrangements, in order to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 16 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, U.S. state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. Except as otherwise disclosed below regarding a consent order and in Note 16 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2019, 2018 and 2017, we did not receive any material adverse findings resulting from state insurance department examinations. On October 15, 2018, MetLife received notice that insurance regulators for the states of Pennsylvania, California, Florida, North Dakota and New Hampshire had scheduled a multistate market conduct re-examination of MetLife and its affiliates relating to compliance with a regulatory settlement agreement on unclaimed proceeds and the examination is ongoing. In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to the open quinquennial exam and paid a $19.75 million fine and an additional $1.5 million in customer restitution and submitted remediation plans for approval.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (the “SEC”) have conducted investigations or made inquiries relating to sales of individual life insurance policies, annuities or other products written by Metropolitan Life Insurance Company. These investigations often focus on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, or the misuse of client assets. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.
Insurance standard-setting and regulatory support organizations, including the NAIC, encourage insurance supervisors to establish Supervisory Colleges for U.S.-based insurance groups with international operations to facilitate cooperation and coordination among the insurance groups’ supervisors and to enhance the member regulators’ understanding of an insurance group’s risk profile. MetLife’s lead regulator, the NYDFS, regularly chairs Supervisory College meetings that are attended by MetLife’s key U.S. and non-U.S. regulators.
In addition, claims payment practices by insurance companies have received increased scrutiny from regulators. See Note 16 of the Notes to the Consolidated Financial Statements for further information regarding group annuity benefits, retained asset accounts and unclaimed property inquiries, including pension benefits.
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
The NAIC has concluded its “Solvency Modernization Initiative,” which was designed to review the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC’s Solvency Modernization Initiative focused on: (i) capital requirements; (ii) corporate governance and risk management; (iii) group supervision; (iv) statutory accounting and financial reporting; and (v) reinsurance. In furtherance of this initiative, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and Regulation. The model act, which requires insurers to make an annual confidential filing regarding their corporate governance policies, has been adopted in nearly all states, although it has not yet been adopted in New York. In addition, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA Model Act”), which has been enacted by New York, our domiciliary state. The ORSA Model Act requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. MetLife, Inc. has submitted on behalf of the enterprise an Own Risk and Solvency Assessment summary report to the NYDFS annually since this requirement became effective.
The NAIC has approved a valuation manual containing a principle-based approach to the calculation of life insurance reserves. Principle-based reserving is designed to better address reserving for products, including the current generation of products for which the current formulaic basis for reserve determination does not work effectively. The principle-based approach became effective on January 1, 2017 in the states where it had been adopted, to be followed by a three-year phase- in period (at the option of insurance companies on a product-by-product basis) for new business since it was enacted into law by the required number of state legislatures. In New York, principle-based reserving became effective on January 1, 2020. In May 2019, the NYDFS formally adopted a regulation (“Regulation 213”) under which the NYDFS is authorized to deviate from the reserve standards and valuation methods set forth in the NAIC Valuation Manual (the “Valuation Manual”), if the NYDFS determines that an alternative requirement would be in the best interest of the policyholders of New York. On February 26, 2020, the NYDFS adopted an amendment to Regulation 213, which relates to principle-based reserving. The amendment deviates from the Valuation Manual and will likely result in increases to reserve and capital requirements for variable annuities. We have not yet quantified the impact of such increases on our business.
In 2018, the NAIC adopted a new variable annuity framework that was designed to reduce the level and volatility of the non-economic aspect of reserve and risk-based capital (“RBC”) requirements for variable annuity products. The NAIC adopted technical language in 2019 to be included in various NAIC manuals and guidelines to implement the new framework. The new framework became effective on January 1, 2020 and allows for a phase-in period. NYDFS adopted their implementation of the new framework with some deviations from the NAIC manual, and it also became effective on January 1, 2020. We have not determined the impact of this framework on our business.
In August 2017, the NAIC released a paper on macro-prudential initiatives, in which it proposed potential enhancements in supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations. This initiative is one of the NAIC’s top priorities since its purpose is to enhance risk identification efforts by building on the state-based regulation system. The NAIC adopted extensive changes to Statutory Annual Statement reporting, effective for year-end 2019, which it believes will improve liquidity risk monitoring. The NAIC is also continuing to develop a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups (likely to be based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending) that will be used as a regulatory tool.

We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life product subject to the NAIC Model Regulation Valuation of Life Insurance Policies (commonly referred to as Regulation XXX), and universal and variable life policies with secondary guarantees subject to NAIC Actuarial Guideline 38 (commonly referred to as Guideline AXXX), as well as our closed block. Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. In 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states without any further action necessary by state legislatures or insurance regulators to implement them, and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015. In late 2016, the NAIC adopted an update to AG 48 and a model regulation that contains the same substantive requirements as the updated AG 48. The model regulation has only been adopted by a few states, and it has not yet been adopted in New York.
We cannot predict the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives, or what impact these initiatives will have on our business, financial condition or results of operations.
Surplus and Capital
Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators generally have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders.
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

The NYDFS issues an annual letter on Special Considerations (“SCL”) to New York-licensed insurance companies, including Metropolitan Life Insurance Company, that affects year-end asset adequacy testing. An SCL could require assumptions that require us to increase or release certain asset adequacy reserves, which could materially impact our statutory capital and surplus. We did not change our statutory capital and surplus as a result of the SCLs we received for the years ended December 31, 2019 and 2018. See “Statutory Equity and Income” in Note 12 of the Notes to the Consolidated Financial Statements.
In December 2017, President Trump signed into law H.R.1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). Following the reduction in the federal corporate income tax rate pursuant to U.S. Tax Reform, the NAIC adopted revisions to certain factors used to calculate Life RBC, which is the denominator of the RBC ratio. These revisions to the NAIC’s Life RBC calculation have resulted in increases in RBC charges and a reduction in our RBC ratio. The NAIC is also studying RBC revisions for bonds and longevity risk, but it is premature to project the impact of any potential regulatory changes resulting from such proposals.
The NAIC is continuing to develop a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. Field testing was conducted in 2019. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. Nonetheless, any new group capital calculation methodology may incorporate existing RBC concepts. The NAIC expects to adopt the final group capital calculation tool in 2020. It is not possible to predict what impact any such regulatory tool may have on our business.
We are not aware of any upcoming NAIC adoptions or state insurance department regulation changes that would have a material impact on the RBC ratio of Metropolitan Life Insurance Company.
New York Insurance Regulation 210
Insurance Regulation 210 went into effect in New York on March 19, 2018. Insurance Regulation 210 establishes standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. Examples of NGEs include cost of insurance for universal life insurance policies, as well as interest crediting rates for annuities and universal life insurance policies. The regulation requires insurers to notify policyholders at least 60 days in advance of any change in NGEs that is adverse to policyholders and, with respect to life insurance, to notify the NYDFS at least 120 days prior to any such changes. Additionally, the regulation requires insurers to file annually with the NYDFS to inform the NYDFS of any changes adverse to policyholders made in the prior year. The regulation generally prohibits insurers from increasing profit margins for in-force policies or adjusting NGEs in order to recoup past losses.
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
New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities under its jurisdiction, requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. The regulation specifically provides for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance to the NYDFS.
In addition, on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which establishes standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law has only been adopted by a few states, and it is not an NAIC accreditation standard. As adopted by these states, and if adopted as state legislation elsewhere, the Cybersecurity Model Law would impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems.

The California Consumer Privacy Act of 2018 (the “CCPA”) grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as a right to have a business delete their personal information (with some exceptions). Its definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the United States. Failure to comply with the CCPA could result in regulatory fines, and the law grants a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. We expect that exceptions to the CCPA will apply to a significant portion of our business. The CCPA became effective on January 1, 2020, but California’s Attorney General cannot bring an enforcement action until July 1, 2020.
ERISA and Fiduciary Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA and the Internal Revenue Code of 1986, as amended (the “Code”). As such, our activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
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
The U.S. DOL issued regulations that largely were applicable in 2017 that expanded the definition of “investment advice” and required an advisor to meet an impartial or “best interests” standard (“BICE”), but the regulations were formally vacated by the U.S. Court of Appeals for the Fifth Circuit in 2018. The Court of Appeals decision also vacated certain DOL amendments to prohibited transaction exemptions. The DOL has announced that it plans to issue revised fiduciary investment advice regulations. At this time, we cannot predict when those regulations will be issued, what form those regulations may take or their potential impact on us.
In June 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons, including Regulation Best Interest. The conduct standards apply when providing brokerage and advisory products and services to benefit plans governed by ERISA and IRAs, as well as non-benefit plan retail clients. Under the SEC rules, broker-dealers are not deemed to be fiduciaries to their clients by virtue of making recommendations but must act in the best interest of individual investor retail clients when making a recommendation. The SEC’s best interest standard is not intended to track the DOL’s former BICE standard. Unlike the DOL rule that was vacated in 2018, there is no private right of action for violations under Regulation Best Interest. Two pending lawsuits, one by several states and D.C. and the other by private advisory firms, were filed in September 2019, seeking to overturn Regulation Best Interest. The DOL is expected to adopt revised regulations that will be consistent with the SEC’s rules, including the new best interest standard. In addition, in December 2019, the NAIC approved revisions to the Suitability in Annuity Transactions Model Regulation that add a “best interest” standard for the sale of annuities that is less than a fiduciary standard, but more than a suitability standard. The revised regulations now have to be adopted by state legislatures.
State regulators and legislatures in Nevada, New Jersey, Maryland, Massachusetts and New York have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs. In addition, on July 17, 2018, the NYDFS issued the final version of revised Insurance Regulation 187, which not only incorporates the “best interest” standard but also expands the scope of the regulation beyond annuity transactions to include sales of life insurance policies to consumers. The revised Insurance Regulation 187 took effect on August 1, 2019 for annuity products and on February 1, 2020 for life insurance products. The SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide our products and services in the states subject to the new rules.

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
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations that require service providers to disclose fee and other information to plan sponsors took effect in 2012. In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which require fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
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
On December 20, 2019, President Trump signed into law the Setting Every Community Up for Retirement Enhancement Act of 2019 (the “SECURE Act”). The SECURE Act contains a number of provisions that affect the administration and operation of ERISA plans and IRAs, including provisions that encourage additional retirement savings and lifetime income options, promote the adoption of retirement plans by small employers, provide lifetime income portability, and accelerate the distribution of retirement benefits of deceased retirees. Many provisions of the SECURE Act became effective for plan years beginning after December 31, 2019. At this time, we cannot predict the impact the SECURE Act will have on our business, financial condition or results of operations.
Investments Regulation
Metropolitan Life Insurance Company is subject to state laws and regulations that limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by Metropolitan Life Insurance Company complied, in all material respects, with such regulations at December 31, 2019.

Derivatives Regulation
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and which imposes additional costs, including reporting and margin requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements to pledge variation and/or initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties); the margin requirements for OTC-cleared transactions and the variation margin requirements for OTC-bilateral derivatives are already in effect, while the initial margin requirements for OTC-bilateral transactions will likely become applicable to us in September 2020. These increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, have increased our required holdings of, and are likely to continue to require increased holdings of, cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the SEC’s and CFTC’s interpretive regulations, products offered by Metropolitan Life Insurance Company other than stable value contracts might also be treated as swaps, even though we believe otherwise. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients. Federal banking rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with banking institutions and certain of their affiliates generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. These rules could limit our recovery in the event of a default, limit our ability to close-out transactions upon the bankruptcy of an affiliate of our counterparty and increase our counterparty risk.
The amount of collateral we are required to pledge and the payments we are required to make under our derivatives transactions are expected to increase as a result of the requirement to pledge initial margin for OTC-cleared transactions and for OTC-bilateral transactions entered into after the phase-in period, which will likely be applicable to us in September 2020 as a result of adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration, the Federal Housing Finance Agency, and the CFTC of final margin requirements for non-centrally cleared derivatives.
In December 2019, the SEC finalized and adopted the final set of rules related to security-based swaps, which triggers the compliance date for security-based swap entities registration and compliance with previously adopted rules regarding margin, capital, segregation, recordkeeping, cross-border regulation, and reporting and business conduct for security-based swaps. The rules will become effective on April 6, 2020 and the compliance date for registration of security-based swap entities will be 18 months after such effective date. We are evaluating the potential effect these rules might have on our business.
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
Certain variable contract separate accounts sponsored by us are exempt from registration, but may be subject to other provisions of the federal securities laws. The SEC, CFTC and FINRA from time to time propose rules and regulations that impact products deemed to be securities. The future impact of any adopted rules and regulations on the way we conduct our business and the products we sell is unclear.
In June 2019, the SEC adopted rules and interpretations addressing the standards of conduct applicable to broker-dealers and investment advisers and their associated persons, including Regulation Best Interest, which are primarily focused on offerings of products and services to retail customers. As a result of the new rules, beginning June 30, 2020, broker-dealers recommending our variable products to retail customers will be required to comply with a “best interest” standard, which the SEC did not define but did confirm would be higher than the current suitability standard but not rise to the level of being a fiduciary, and provide disclosures about their standard of conduct and conflicts of interest, including a new standardized client relationship summary disclosure (“Form CRS”). Investment advisers to retail clients will also be required to file new Form CRS with the SEC and deliver copies of the Form CRS to their retail clients. As noted above, the SEC rules do not include a private right of action. Two pending lawsuits, one by several states and D.C. and the other by private advisory firms, were filed in September 2019, seeking to overturn Regulation Best Interest. In addition, in December 2019, the NAIC approved revisions to the Suitability in Annuity Transactions Model Regulation that add a “best interest” standard for the sale of annuities that is less than a fiduciary standard, but more than a suitability standard. The revised regulation now has to be adopted by state legislatures. We are monitoring these developments and cannot at this time predict the effect they might have on our business.
Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Environmental Laws and Regulations
As an owner and operator of real property in many jurisdictions, we are subject to extensive environmental laws and regulations in such jurisdictions. Inherent in such ownership and operation is also the risk that there may be environmental liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. Unexpected environmental liabilities may arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “— Insurance Regulation — Insurance Regulatory Examinations and Other Activities” for discussion of the regulatory settlement agreement relating to unclaimed proceeds. See also “Controls and Procedures” and Note 16 of the Notes to the Consolidated Financial Statements.

Fiscal Measures
If the U.S. Congress does not approve annual appropriations or otherwise extend appropriations by continuing resolution, many federal government agencies must discontinue most non-essential, discretionary functions, known as a “partial government shutdown.” Most recently, the U.S. government operated under a partial shutdown from December 22, 2018 to January 25, 2019. During a partial government shutdown, financial markets, including the government bond market, continue to function. If the SEC is shut down, although certain SEC functions continue, the SEC may not process new or pending registration statements, qualifications of new or pending offering statements or applications for exemptive relief, which could disrupt or delay new public bond issuances. The partial shutdown of certain other federal agencies could delay or otherwise impact certain transactions or projects. An extended partial government shutdown could also negatively impact capital markets and economic conditions generally.
Item 1A. Risk Factors
You should carefully consider the following risk factors. Any of these risk factors could harm our businesses, results of operations, financial condition or liquidity. You should not consider these risk factors to be a complete set of all potential risks that could affect Metropolitan Life Insurance Company. These risk factors should be considered carefully together with other information contained in this Annual Report on Form 10-K, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in “Financial Statements and Supplementary Data,” and the other reports and materials filed by Metropolitan Life Insurance Company with the SEC. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition or liquidity.
Economic Environment and Capital Markets Risks
Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition
Market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate markets, consumer and government spending, business investment, volatility, disruptions and strength of the capital markets, deflation and inflation, and government actions could harm our financial condition, business operations, or ability to meet our obligations. Such factors could also harm our results of operations, liquidity or cash flows through realized investment losses, derivative losses, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves, reduced net investment income and changes in unrealized gain or loss positions.
Sustained periods of low interest rates and risk asset returns may reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures, decreasing our profit margins. During certain market events, such as a global credit crisis, a market downturn, or sustained low market returns, we may incur significant losses due to, among other reasons, losses incurred in our general account and the impact of guarantees, including increases in liabilities, capital maintenance obligations and collateral requirements. Any of these events could also impair our financial strength ratings.
Interest Rate Risk
Some of our products expose us to interest rate risks, including reductions in the difference between short-term and long-term interest rates, which may reduce or eliminate our investment spread and net income.
During periods of lower interest rates, we may need to reinvest proceeds from certain investments at lower yields, reducing our investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and loans in our investment portfolio with greater frequency. Although we may be able to lower interest crediting rates to help offset decreases in spreads, our ability to lower these rates is limited to our products that have adjustable interest crediting rates, which could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our investment spread may decrease or become negative, harming our results of operations or financial condition.

Lower spreads may accelerate the amortization of deferred policy acquisition costs (“DAC”), reducing net income and in turn, harming our credit instrument covenants or rating agency assessment of our financial condition. During periods of declining interest rates, life insurance and annuity products may be more attractive investments to consumers, resulting in increased premium payments on certain products, repayment of policy loans and increased persistency, while our new investments carry lower returns. A market interest rate decline could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, our reserves may need to be increased. Accordingly, declining and sustained low interest rates may harm our results of operations, financial position, cash flows, profitability, or issuance of dividends.
Interest rate increases may also harm our profitability. During rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses. We may accelerate the amortization of DAC and value of business acquired (“VOBA”), reducing net income, harming our credit instrument covenants and rating agency assessment of our financial condition. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. The accumulated change in estimated fair value of these fixed income securities would be recognized in net income when a gain or loss is realized upon the sale of the security or if the decline in estimated fair value is determined to be other than temporary and an impairment charge to earnings is taken. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.
The measures we take to mitigate the risks of investing in a changing interest rate environment, such as mitigating our fixed income investments relative to our interest rate sensitive liabilities may not be sufficient. For some of our liability portfolios, it is not possible to invest assets at the full liability duration, thereby creating some asset/liability mismatch. In addition, asymmetrical and non-economic accounting may cause material changes to our net income and stockholders’ equity because our non-qualified derivatives are recorded at fair value through earnings, while the related hedged items either follow an accrual-based accounting model, or are recorded at fair value through other comprehensive income.
Regulators, agencies, or benchmark administrators may take actions resulting in changes to the way LIBOR is determined, the discontinuance of reliance on LIBOR as a benchmark rate or the establishment of alternative reference rates, which could harm our business. The Federal Reserve Bank of New York began publishing a Secured Overnight Financing Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. Although the full impact of transition remains unclear, any change or discontinuation of LIBOR may adversely impact interest rates, as well as the value of, return on and markets for a broad array of financial products, including certain of our financial instruments whose value is tied to LIBOR or a LIBOR alternative. Additionally, the effect on our business and financial instruments will vary depending on existing fallback provisions in individual contracts and whether, how, and when industry participants develop and adopt alternative reference rates and fallbacks for both legacy and new products or instruments. Uncertainty regarding the continued use and reliability of LIBOR, and uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments could harm the value of such instruments. Our transition to alternative reference rates and implementation of necessary changes to our systems, processes and models requires significant work and may negatively impact other aspects of our business, including products, pricing, operations, and valuations. Any change to or discontinuation of similar benchmark rates other than LIBOR could have similar effects.
Credit Spread Risk
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility can make valuations of our securities difficult if trading becomes less frequent, which could harm our results of operations or financial condition and may require additional reserves. Market volatility may cause changes in credit spreads, defaults and a lack of pricing transparency, which could harm our results of operations, financial condition, liquidity or cash flows. An increase in credit spreads relative to U.S. Treasury benchmarks may increase borrowing costs and decrease certain product fee income.
Equity Risk
Downturns and volatility in equity markets may harm our savings and investment products’ revenues and investment returns, where fee income is earned based upon the estimated fair value of our managed assets. The variable annuity business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets may decrease these products’ revenues and earnings. Furthermore, certain of our variable annuity products offer guaranteed benefits that increase our potential benefit exposure should equity markets decline or stagnate.

The timing of distributions from and valuations of our investments in leveraged buy-out funds, hedge funds and other private equity funds depends on the performance of the underlying investments, distribution schedules, and the funds’ need for cash. The amount of net investment income from these investments can vary substantially from period to period and significant volatility may harm our returns and net investment income. In addition, downturns or volatility in the equity markets may decrease the estimated fair value of our alternative investments or equity securities.
Real Estate Risk
Changes in the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes and housing and commercial property market conditions, among others, may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate and real estate joint ventures, harming our results of operations, financial condition, liquidity or cash flows.
Obligor and Counterparty Risk
The issuers or guarantors of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. Additionally, the change in value of underlying collateral within asset-backed securities, including mortgage-backed securities, may result in a default on principal and interest payments, reducing our cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other adverse events may cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase. U.S. states and municipalities may face budget deficits and other financial difficulties, which may harm the value of securities we hold issued by or under the auspices of such U.S. states, municipalities and political subdivisions.
Many of our transactions with counterparties such as brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds, investment funds, reinsurers and other financial institutions expose us to the risk of counterparty default. Such credit risk may be exacerbated if we cannot realize the collateral held by us in secured transactions or cannot liquidate such collateral at prices sufficient to recover the full amount of the loan or derivative exposure due to us. Furthermore, potential action by governments and regulatory bodies, such as investment, nationalization, conservatorship, receivership and other intervention, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may harm our business and results of operations.
Derivatives Risk
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives, our hedges of the related risk will be ineffective. A counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of derivatives agreements or to return collateral could harm our financial condition and results of operations, including our liquidity. If the net estimated fair value of a derivative to which we are a party declines, we may need to pledge collateral or make payments. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital for the impacted businesses. Furthermore, our derivatives valuation may change based on our valuation methodology or errors in such valuation or valuation methodology.
Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Our Access to Capital and Our Cost of Capital
In cases of volatility, disruptions, or other conditions in global capital markets we may have to seek additional financing, the availability and cost of which could be adversely affected by market conditions, regulatory considerations, availability of credit to our industry generally, our credit ratings and credit capacity, reduced business activity, or investment losses, and the perception of our financial prospects. Our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. We may not be able to successfully obtain additional financing we need on favorable terms or at all. We may be required to return significant amounts of cash collateral on short notice under securities lending or derivatives agreements or post collateral or make payments related to specified counterparty agreements.
Our business and financial results may suffer without sufficient liquidity through impaired ability to pay claims, other operating expenses, interest on our debt and dividends on our capital stock, maintain our securities lending, replace certain maturing liabilities, and sustain our operations and investments. Capital and credit market volatility may limit our access to capital we need to operate, limiting our ability to raise capital, issue the types of securities we would prefer, timely replace maturing liabilities, satisfy regulatory requirements, and access capital to grow our business, any of which could decrease our profitability and significantly reduce our financial flexibility. Such events could harm our results of operations, financial condition, cash flows, or statutory capital position.

An Inability to Access Credit Facilities Could Result in a Reduction in Our Liquidity and Lead to Downgrades in MetLife, Inc.’s Credit Ratings and Our Financial Strength Ratings
MetLife, Inc. may fail to comply with or fulfill all conditions under the unsecured credit facility (the “Credit Facility”) MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”) maintain. Lenders may fail to fund their lending commitments under the Credit Facility due to insolvency, illiquidity or other reasons. This could harm our ability to meet our obligations, MetLife, Inc.’s credit ratings and our financial strength ratings, as well as our liquidity, financial condition or results of operations.
A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings or MetLife, Inc.’s Credit Ratings Could Result in a Loss of Business and Harm Our Financial Condition or Results of Operations
Nationally Recognized Statistical Rating Organizations (“NRSROs”) and others may, at any time, downgrade our financial strength ratings or credit ratings or MetLife, Inc.’s credit ratings, lower our or MetLife, Inc.’s ratings outlooks, increase the scope or frequency of their reviews, or increase capital or other requirements to maintain ratings. Such changes could harm our business, results of operations or financial condition by reducing product sales, reducing cash flows from funding agreements and other capital market products, forcing us to change product pricing, increasing financing costs, increasing policy surrenders or withdrawals, increasing collateral requirements, increasing the risk of derivative terminations, increasing the cost of reinsurance, increasing regulatory scrutiny, or various other factors.
Reinsurance May Not Be Available, Affordable or Adequate to Protect Us Against Losses
Our reinsurance costs may increase, or reinsurance may not be available, due to market conditions or other factors, which may reduce our earnings. Our risk of loss may increase if we decrease the amount of our reinsurance. Any of these could harm our ability to write future business or result in the assumption of more risk with respect to the policies we issue.
We may incur costs as a result of a reinsurer’s insolvency, inability or unwillingness to make payments, or inability or unwillingness to maintain collateral, harming our financial condition or results of operations, including our liquidity.
Regulatory and Legal Risks
Our Businesses Are Highly Regulated, and Changes in Laws, Regulation and in Supervisory and Enforcement Policies May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Our Business, Results of Operations and Financial Condition
Insurance or other regulators may change licensing, permit, or approval requirements, or take other actions that may harm our business. They may also take actions that harm our customers and independent sales intermediaries or their operations, which may affect our business relationships with them and their ability to purchase or distribute our products.
Regulations such as financial services regulation, insurance regulation, regulation of variable annuities, securities regulation, derivatives regulation, pension regulation, health care regulation, accounting, cybersecurity regulation, privacy and data protection regulation, tort reform legislation and taxation, laws and regulations that affect customers, sales intermediaries, or others, and our or other parties’ failure to comply with these requirements, may harm our business, results of operations or financial condition. Adverse regulatory examinations or audits may also harm our business, results of operations and financial condition. Regulators may interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes, which may adversely affect our businesses. Changes to laws or to rules regulators propose or adopt may harm our business or ability to continue to offer products we do today or to introduce new products.
We may incur costs to comply with laws and regulations, and changes to these laws and regulations may increase our expenses. Our failure to strictly comply with our own policies or with regulatory requirements may harm our reputation or result in sanctions or legal claims.
Changes in Tax Laws or Interpretations of Such Laws Could Materially Impact Our Operations by Increasing Our Corporate Taxes and Making Some of Our Products Less Attractive to Consumers
Changes in tax laws or interpretations of such laws - including U.S. Tax Reform - could increase our corporate taxes, which may materially impact our net equity. Changes may increase our effective tax rate or have implications that make our products less attractive to consumers. Tax authorities may enact laws, change regulations to increase existing taxes, or add new types of taxes and authorities who have not imposed taxes in the past, may impose additional taxes. Any such changes may harm our business, results of operations or financial condition.
Customers shifting away from employee benefits, life insurance and annuity contracts, or other tax-preferred products would reduce our income from these products and our asset base, reducing our earnings and potentially affecting the value of our deferred tax assets.

Litigation and Regulatory Investigations Are Increasingly Common in Our Businesses and May Result in Significant Financial Losses and Harm to Our Reputation
Legal or regulatory actions, inquiries or investigations, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or employees, business, financial condition, or results of operations, even if we ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries alleging wrongs relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation and the amount or range of loss because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.
Investment Risks
Defaults, Downgrades, Volatility or Other Events May Adversely Affect the Investments We Hold, Resulting in a Reduction in Our Net Income and Profitability
Our estimated fair value of our fixed income securities portfolio and corresponding earnings may decline, and the default rate of the fixed income securities in our investment portfolio may increase, in case of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events could harm the issuers or guarantors of securities or the underlying collateral of structured securities that we hold. We may have to hold more capital to support our securities to maintain our RBC levels, should securities we hold suffer a ratings downgrade. Our intent to sell, or our assessment of the likelihood that we will be required to sell, fixed income securities may increase our writedowns or impairments. Our realized losses or impairments on these securities may harm our net income.
The default rate, loss severity or other performance of our mortgage loan investments may change, harming our business, results of operations and financial condition. Any concentration of our mortgage loans by geography, tenancy or property-type, may have an adverse effect on our investment portfolio, the price we can obtain when we sell assets, and our results of operations or financial condition. Legislation or regulations that would allow or require modifications to the terms of, or impact the value of, mortgage loans could harm our investment portfolio, business, results of operations or financial condition.
We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value
When we sell holdings in our investment portfolio, we may not receive the price we seek and may sell at a price lower than our carrying value, whether due to limited markets in privately-placed fixed income securities, certain derivative instruments, mortgage loans, policy loans, direct financing and leveraged leases, other limited partnership interests, tax credit and renewable energy partnerships and real estate equity, including real estate joint ventures and funds, reduced liquidity for other investments during periods of market volatility or disruption, or other reasons. We may realize losses that harm our results of operations and financial condition and our financial ratios, which could harm our compliance with our credit instruments and rating agency capital adequacy measures.
We may face similar risks if we are required under our securities lending program to return significant amounts of cash collateral that we have invested. Our securities lending activities may decrease, harming our net investment income.
Our Requirements to Pledge Collateral or Make Payments Related to Declines in Estimated Fair Value of Derivatives Transactions or Specified Assets in Connection with OTC-Cleared and OTC-Bilateral Transactions May Adversely Affect Our Liquidity, Expose Us to Central Clearinghouse and Counterparty Credit Risk, and Increase our Costs of Hedging
We may have to increase the collateral we pledge and the payments we make under our derivatives transactions. Regulators, clearinghouses, or counterparties may restrict or eliminate eligible collateral or charge us to pledge such collateral, which would increase our costs and harm the liquidity and composition of our investments.
Business Risks
Differences Between Actual Claims Experience and Underwriting and Reserving Assumptions May Adversely Affect Our Financial Results
To the extent that our actual claims experience is less favorable than the underlying assumptions we used in establishing claim liabilities, we could be required to reduce DAC or VOBA, increase our liabilities or incur higher costs.

The amounts that we will ultimately pay to settle our liabilities, particularly when those payments may not occur until well into the future, may vary from what we expect. We may change our liability assumptions and increase our liabilities based on actual experience and accounting requirements. Our operating practices and procedures that support our policyholders and contractholder obligation assumptions, such as obtaining, accumulating, and filtering data, and our use of technology, such as database analysis and electronic communications, may affect our reserve estimates. To the extent that these practices and procedures do not accurately produce the data to support our assumptions or cause us to change our assumptions, or to the extent that enhanced technological tools become available to us, we may change those assumptions and procedures, as well as our reserves. To the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations, or financial condition.
We may change our assumptions, models, or reserves due to increased longevity. Increases in the prevalence and accuracy of genetic testing, or restrictions on its use, may exacerbate adverse selection risks. Each of these may harm our business, results of operations, or financial condition.
Technological Changes May Present New and Intensified Challenges to Our Business
Technological changes may present us with new or intensified challenges. We may be unable to accurately, timely, or completely process the increased volume and variety of information relating to our businesses, including information related to deaths, that new technological tools for data collection and analysis make available. We may modify our assumptions, models, or reserves as a result of our review of such information. Changes in collection and analysis of data could expose us to regulatory or legal actions and may harm our business, reputation, results of operations, and financial condition.
Technological advances may also change our investments composition and results. For example, changes in energy technology and increasing consumer preferences for e-commerce may harm the profitability of some businesses. Our failure to adequately adjust our investments may harm our business, results of operations or financial condition.
Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability
Claims resulting from catastrophic events could harm our financial results, profitability, and financial condition. Catastrophic events could impair assets in or otherwise harm our investment portfolio, and could harm our reinsurers’ financial condition, increasing the probability of reinsurance recoveries defaults. Catastrophic events may also reduce economic activity in affected areas, which could harm our business, prospects for new business, or value of our investments.
Major public health issues, such as a pandemic (e.g., the novel coronavirus COVID-19) or other event that causes a large number of illnesses or deaths, could harm our insurance operations and have a major impact on the global economy and financial markets. Governmental and non-governmental organizations may not effectively combat the spread and severity of such a pandemic, increasing their harm to us. An event that affects the workforce of one or more of our customers could increase our mortality or morbidity claims. Any of these events could harm our business, results of operations or financial condition.
We May Need to Fund Deficiencies in Our Closed Block; Assets Allocated to the Closed Block Benefit Only the Holders of Closed Block Policies
The closed block assets established in connection with the Metropolitan Life Insurance Company demutualization, their cash flows, and the revenue from the closed block policies may not be sufficient to provide for the policies’ guaranteed benefits. If they are not, we must fund the shortfall. We may choose, for competitive or other reasons, to support policyholder dividend payments with our general account funds. Such actions may reduce funds otherwise be available to us for other uses and could harm our results of operations or financial condition.
We May Be Required to Accelerate the Amortization of or Impair DAC, DSI or VOBA
Adverse changes to investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation, may harm the gross profit or margins that we use to amortize DAC, deferred sales inducements (“DSI”) and VOBA for many of our life and annuity products. We may accelerate that amortization in the period the actual experience is known, or due to significant or sustained equity market declines or significantly lower spreads, causing a charge to net income and harming our results of operations or financial condition.

Guarantees Within Certain Products May Decrease Our Earnings, Increase the Volatility of Our Results, Result in Higher Risk Management Costs and Expose Us to Increased Counterparty Risk
Our liabilities for guaranteed benefits, including guaranteed minimum death benefits (including but not limited to no-lapse guarantee benefits), guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, guaranteed minimum income benefits, and minimum crediting rate features could increase if equity markets decline or become more volatile, or interest rates decrease, harming our net income.
Our derivatives and other risk management strategies to hedge our economic exposure to these liabilities may harm our results of operations. Our use of reinsurance and derivatives, or other risk management techniques may not offset the costs of guarantees or protect us against losses from changes in policyholder behavior or mortality or from market events. Any of these may harm our results of operations, including net income, capitalization, financial condition or liquidity.
Operational Risks
MetLife’s Risk Management Policies and Procedures or Our Models May Leave Us Exposed to Unidentified or Unanticipated Risk
MetLife’s enterprise risk management policies and procedures may not be sufficiently comprehensive and may not identify every risk to which MetLife and its subsidiaries, including Metropolitan Life Insurance Company, are exposed. The assumptions, projections and data on which our risk management models are based may be inaccurate, and our models may not be suitable for their purpose, be misused, not operate properly, and contain errors. Our decisions, including determination of reserves, based on such model output and reports could harm our results of operations. Our model adjustments may also harm our results of operations. We may fail to adequately identify or remediate model errors. Our models may not fully predict future exposures or correctly reflect past experience, which may harm our business, reputation, results of operations or financial condition.
Our evaluation of markets, clients, catastrophe occurrence or other matters may not always be accurate, complete, up-to-date or properly evaluated. We may not effectively identify and monitor all risks or appropriately limit our exposures, and MetLife’s associates, vendors or non-employee sales agents may not follow MetLife’s risk management policies and procedures. Past or future misconduct by MetLife’s associates, vendors or non-employee sales agents could result in investigations, violations of law, regulatory sanctions, litigation, reputational harm, or financial harm. MetLife may have to implement more extensive or different risk management policies and procedures due to legal and regulatory requirements, which could impose costs and harm our results of operations.
Our Policies and Procedures May Be Insufficient To Protect Us From Certain Operational Risks
We may make errors in any of the large number of transactions we process through our complex administrative systems. Our controls and procedures to prevent such errors may not be effective. Our controls and procedures to comply with and enforce contractual obligations may not always be effective. Mistakes can subject us to claims from our customers and may harm our business, reputation, results of operations, or financial condition.
If we are unable to obtain necessary and accurate information from our customers or their employees, we may be unable to provide or verify coverage and pay claims, or we may pay claims without sufficient documentation, which may harm our business, reputation, results of operations, or financial condition.
The controls of our vendors on whom we rely may not meet our standards or be adequate, our vendors could fail to perform their services accurately or timely, the exchange of information between us and our vendors may be imperfect, or our vendors may suffer financial or reputational distress. Each of these may cause errors, misconduct, or discontinuation of services that could harm our business, reputation, results of operations, or financial condition.
We may fail to timely and completely escheat property. As a result, we may incur charges, reserve strengthening, and expenses, regulatory examinations, or penalties. Each of these may harm our reputation, regulatory relationships, business, financial condition, or results of operations.
Our practices and procedures may, at times, limit our efforts to contact all of our customers, which may result in delayed, untimely, or missed customer payments that may harm our reputation, regulatory relationships, business, financial condition, or results of operations.
MetLife’s associates, vendors, non-employee sales agents, customers, or others may commit fraud against us. Our policies and procedures may be ineffective in preventing, detecting or mitigating fraud and other illegal or improper acts, which could harm our business, reputation, financial condition, or results of operations.
MetLife’s failure to attract, motivate and retain employees, develop talent, and plan for management succession may harm our business, results of operations, or financial condition.

We may identify internal control deficiencies, disclosure control deficiencies, or material weaknesses. These may harm our business, reputation, results of operations, or the market price of our common stock.
A Failure in Our Cybersecurity or Other Information Security Systems or MetLife’s Disaster Recovery Plans, or Those of MetLife’s Suppliers, Could Result in a Loss or Disclosure of Confidential Information, Damage to Our Reputation and Impairment of Our Ability to Conduct Business Effectively
MetLife and its suppliers’ computer systems may suffer computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, cyberattacks or other penetrations. Our efforts to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent break-ins, attacks, fraud, security breaches or other unauthorized access to MetLife and its suppliers’ systems. We may not timely detect such incidents, and they may harm our business, reputation, financial condition, or results of operations.
MetLife, its suppliers, and its customers may suffer disasters such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, and disaster recovery systems may be insufficient, particularly if these affect computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Our ability to effectively conduct business and maintain the security, confidentiality or privacy of sensitive data, could be severely compromised if key personnel are unavailable, MetLife’s suppliers’ ability to provide goods and services, and MetLife’s associates’ ability to perform their job responsibilities are impaired by a disaster. Any insurance for liability, operational and other risks may be insufficient to protect us against such losses or may become less readily available or more expensive. Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase our compliance costs. Any of these could harm our business, reputation, results of operations, or financial position. We may not be able to reliably access all of the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all of the records we need to accurately and timely administer and establish appropriate reserves for benefits and claims with respect to, our products, which may harm our business, reputation, results of operations, or our financial condition.
MetLife’s continuous systems and processes evaluation and enhancement, including changes designed to enhance protective measures, increase the risk of a system or process failure or the creation of a gap in MetLife’s security measures, which could harm our business, reputation, results of operations, or financial condition.
Any Failure to Protect the Confidentiality of Client Information Could Harm Our Reputation or Result in Legal or Regulatory Penalties
MetLife or its suppliers may fail to maintain adequate internal controls, fail to comply with relevant policies and procedures, or policies, procedures and controls may not be sufficient. As a result, we may intentionally or unintentionally disclose or misuse confidential personal information, or others may misappropriate it, harming our reputation or causing civil or criminal penalties, which, in turn, could harm our business, financial condition, or results of operations. We may incur higher costs to comply with laws on, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices.
Changes in Accounting Standards May Adversely Affect Our Financial Statements
We adopt accounting standard changes issued by the Financial Accounting Standards Board, the IFRS Foundation, or others, and may do so earlier than required. We may not be able to predict or assess the effects of these changes, and they may harm our financial condition or results of operations.
MetLife’s Associates May Take Excessive Risks, Which Could Negatively Affect Our Financial Condition and Business
MetLife’s associates, including executives and others who manage sales, investments, products, wholesaling, underwriting, and others, may take excessive risks. MetLife’s compensation programs and practices, and our other controls, may not effectively deter excessive risk-taking or misconduct. MetLife’s associates may take excessive risks which could harm our reputation, financial condition or business operations.
We May Experience Difficulty in or Complications from Marketing and Distributing Products
Our product distributors may suspend, alter, reduce or terminate their distribution relationships with us if we change our strategy, if our business performance declines, as a result of rating agency actions or concerns about market-related risks, or for other reasons. Our distributors may merge, change their business models in ways that affect us, or terminate their distribution contracts with us, and new distribution channels could emerge, harming our distribution efforts. Distributors may try to renegotiate the terms of any existing selling agreements to less favorable terms due to consolidation or other industry changes or for other reasons. Disruption or changes to our relationships with our distributors could harm our ability to market our products and could harm our business, results of operations, or financial condition.

MetLife employees or unaffiliated firms or agents may distribute our products in an inappropriate manner, or our customers may not understand them or for whom they are unsuitable, harming our reputation or business.
Risks Related to Acquisitions, Dispositions or Other Structural Changes
We Could Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions Arising from Business Acquisitions, Dispositions of Businesses, or Legal Entity Reorganizations
Acquisitions and dispositions of businesses, joint ventures, and other structural changes expose us to a number of risks arising from, among other factors, economic, operational, strategic, financial, tax, legal, regulatory, and compliance risks. As a result, there can be no assurance that any acquisition, disposition or reorganization will be completed as contemplated, or at all. We may not realize the anticipated economic, strategic or other benefits of any transaction. Effecting these transactions may result in harm to our business, unforeseen expenditures and liabilities or a performance different than we expected. The areas where we face risks include, among others, rights to indemnification for losses, regulatory, liquidity and capital requirements, loss of customers, distributors, suppliers and key personnel, diversion of management time and resources to acquisition integration challenges or growth strategies from maximizing business value, and inability to realize anticipated efficiencies.
Reorganizing or consolidating the legal entities through which we conduct business may raise similar risks. Our success in realizing the benefits from legal entity reorganizations will also depend on our management of various issues, including regulatory approvals, modification of our operations and changes to our investment portfolios or derivatives hedging activities.
Any of these risks, if realized, could prevent us from achieving the benefits we expect or could otherwise harm our business, results of operations, or financial condition.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Not applicable.
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
Future policy benefit liabilities for minimum death and income benefit guarantees relating to certain annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying equity index, such as the S&P Global Ratings (“S&P”) 500 Index.
We regularly review our estimates of liabilities for future policy benefits and compare them with our actual experience. Differences between actual experience and the assumptions used in pricing these policies and guarantees, as well as in the establishment of the related liabilities, result in variances in profit and could result in losses.
See Note 3 of the Notes to the Consolidated Financial Statements for additional information on our liability for future policy benefits.
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
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $25 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 6.75%.
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
The methodologies, assumptions and inputs utilized are described in Note 9 of the Notes to the Consolidated Financial Statements.
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

Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors we consider in the OTTI evaluation process are described in Note 7 of the Notes to the Consolidated Financial Statements.
The determination of the amount of allowances and impairments on the remaining invested asset classes is highly subjective and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 8 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
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
The accounting for derivatives is complex and interpretations of accounting standards continue to evolve in practice. If it is determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Assessments of the effectiveness of hedging relationships are also subject to interpretations and estimations and different interpretations or estimates may have a material effect on the amount reported in net income.
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
See Note 8 of the Notes to the Consolidated Financial Statements for additional information on our derivatives and hedging programs.

Employee Benefit Plans
Through September 30, 2018, the Company sponsored various qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering employees who meet specified eligibility requirements of the sponsor and its participating affiliates. See Note 14 of the Notes to the Consolidated Financial Statements for information regarding the change in plan sponsor from the Company to an affiliate effective October 1, 2018, as well as amendments to our U.S. benefit plans. The calculation of the obligations and expenses associated with these plans requires an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirement, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as historical experience of the plan and its assets, currently available market and industry data, and expected benefit payout streams. We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. We determine the discount rates used to value the pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant impact on the Company’s consolidated financial statements and liquidity.
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
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s business. MetLife’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. Economic capital-based risk estimation is an evolving science and industry best practices have emerged and continue to evolve. Areas of evolving industry best practices include stochastic liability valuation techniques, alternative methodologies for the calculation of diversification benefits, and the quantification of appropriate shock levels. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. For further information, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.
Acquisitions and Dispositions
Acquisition of Willing
In November 2019, the Company completed the acquisition of Bequest, Inc. (“Willing”), a leading digital estate planning service. This transaction brings new digital capabilities to the Company and reinforces its commitment to providing simple and easy-to-use benefits that respond to consumer needs.

Results of Operations
Consolidated Results
Business Overview. In our U.S. segment, sales for 2019 decreased compared to 2018, driven by declines in our RIS business driven by lower sales of pension risk transfers (driven by a large transaction in the second quarter of 2018) and stable value products; partially offset by higher funding agreement issuances. Changes in premiums for the RIS business were almost entirely offset by the related changes in policyholder benefits and claims. These decreases were partially offset by improved sales in our Group Benefits business as a result of strong sales in both our core and voluntary products. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market.

	Years Ended December 31,
	2019	2018
	(In millions)
Revenues
Premiums	$21,608	$26,613
Universal life and investment-type product policy fees	2,037	2,124
Net investment income	10,973	10,919
Other revenues	1,573	1,586
Net investment gains (losses)	346	153
Net derivative gains (losses)	(288)	766
Total revenues	36,249	42,161
Expenses
Policyholder benefits and claims and policyholder dividends	25,089	30,182
Interest credited to policyholder account balances	2,624	2,479
Capitalization of DAC	(43)	(34)
Amortization of DAC and VOBA	239	470
Interest expense on debt	105	108
Other expenses	4,675	4,647
Total expenses	32,689	37,852
Income (loss) before provision for income tax	3,560	4,309
Provision for income tax expense (benefit)	148	173
Net income (loss)	3,412	4,136
Less: Net income (loss) attributable to noncontrolling interests	(6)	6
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,418	$4,130

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
During 2019, net income (loss) decreased $724 million from 2018, primarily driven by an unfavorable change in net derivative gains (losses).
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
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use derivatives to hedge the market and other risks inherent in these variable annuity guarantees. We continuously review and refine our strategy and ongoing refinement of the strategy may be required to take advantage of NAIC rules related to a statutory accounting election for derivatives that mitigate interest rate sensitivity related to variable annuity guarantees. The restructured hedge strategy is classified as a macro hedge program, included in the non-VA program derivatives section of the table below, to protect our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.

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

	Years Ended December 31,
	2019	2018
	(In millions)
Non-VA program derivatives
Interest rate	$838	$(86)
Foreign currency exchange rate	29	368
Credit	201	(31)
Equity	(370)	85
Non-VA embedded derivatives	(625)	445
Total non-VA program derivatives	73	781
VA program derivatives
Embedded derivatives - direct and assumed guarantees:
Market risks	463	173
Nonperformance risk adjustment	(16)	51
Other risks	(252)	(293)
Total	195	(69)
Freestanding derivatives hedging direct and assumed embedded derivatives	(556)	54
Total VA program derivatives	(361)	(15)
Net derivative gains (losses)	$(288)	$766
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $708 million ($559 million, net of income tax). This was primarily due to a change in the value of the underlying assets, unfavorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Also, key equity markets increasing in 2019 versus decreasing in 2018 unfavorably impacted equity options acquired primarily as part of our macro hedge program. Additionally, the unfavorable impact of the weakening of the U.S. dollar relative to certain foreign currencies in 2019 versus strengthening in 2018, unfavorably impacted foreign currency forwards and swaps that primarily hedge foreign currency-denominated bonds and mortgage loans. These unfavorable impacts were partially offset by a favorable change in interest rate impact due to long-term U.S. interest rates decreasing in 2019 and increasing in 2018, favorably impacting receive fixed interest rate swaps, options and total rate of return swaps, partially offset by an unfavorable change in purchased caps. In addition, credit spreads narrowed in 2019 and widened in 2018, favorably impacting written credit default swaps used in replications. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $346 million ($273 million, net of income tax). This was due to an unfavorable change of $320 million ($253 million, net of income tax) in freestanding derivatives hedging market risks in embedded derivatives, net of market risks in embedded derivatives and an unfavorable change of $67 million ($53 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives, partially offset by a favorable change of $41 million ($32 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned unfavorable change of $320 million ($253 million, net of income tax) was primarily driven by changes in market factors.

The primary changes in market factors are summarized as follows:

•
Long-term U.S. interest rates decreased in 2019 and increased in 2018, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 75 basis points in 2019 and increased 30 basis points in 2018.

•
Key equity index levels increased in 2019 and decreased in 2018, contributing to an unfavorable change in our freestanding derivatives and a favorable change in our embedded derivatives. For example, the S&P 500 Index increased 29% in 2019 and decreased 6% in 2018.

The aforementioned $41 million ($32 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths.
We calculate the nonperformance risk adjustment as the change in the embedded derivative discounted at the risk-adjusted rate (which includes our own credit spread to the extent that the embedded derivative is in-the-money) less the change in the embedded derivative discounted at the risk-free rate. The unfavorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives of $67 million ($53 million, net of income tax) was primarily due to an unfavorable change of $40 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees and an unfavorable change of $27 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $193 million ($152 million, net of income tax) primarily reflects mark-to-market gains on equity securities in 2019 versus losses in 2018, which were measured at estimated fair value through net income. Additionally, there were lower alternative investment impairments and losses on disposal, as well as higher gains on sales of real estate joint ventures in 2019. However, these favorable changes were partially offset by higher foreign currency translation losses on unhedged guaranteed investment contracts and lower gains on sales of fixed maturity securities AFS in 2019 versus 2018.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for 2019 include a $145 million ($113 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $41 million gain ($33 million, net of income tax) was recognized in net derivative gains (losses).
Of the $145 million charge, $17 million ($12 million, net of income tax) was related to DAC and $128 million ($101 million, net of income tax) was associated with reserves. The portion of the $145 million charge that was included in adjusted earnings was $113 million ($88 million, net of income tax).
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

•
Changes in biometric assumptions resulted in net favorable changes to DAC, partially offset by unfavorable changes in reserves, for a net favorable impact of $10 million ($9 million, net of income tax).

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
Certain other insurance adjustments recorded in 2019 include a $22 million ($17 million, net of income tax) charge due to an increase in our incurred but not reported (“IBNR”) long-term care reserves reflecting enhancements to our methodology related to potential claims in our MetLife Holdings segment. Certain other insurance adjustments recorded in 2018 include a $74 million ($59 million, net of income tax) charge due to an increase in our IBNR life reserves, reflecting enhancements to our processes related to potential claims in our MetLife Holdings segment, and a favorable net insurance adjustment of $47 million ($37 million, net of income tax) resulting from reserve and DAC modeling improvements in our individual disability insurance business in our U.S. segment. These adjustments are included in adjusted earnings.
Taxes. Our 2019 effective tax rate on income (loss) before provision for income tax was 4%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the settlement of certain tax audits. Our 2018 effective tax rate on income (loss) before provision for income tax was 4%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits, the settlement of tax audits, U.S. Tax Reform and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to Metropolitan Life Insurance Company.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings decreased $184 million, net of income tax, to $3.7 billion, net of income tax, for 2019 from $3.8 billion, net of income tax, for 2018.

Reconciliation of net income (loss) to adjusted earnings

	For the Years Ended December 31,
	2019	2018
	(In millions)
Net income (loss)	$3,412	$4,136
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	346	153
Net derivative gains (losses)	(288)	766
Premiums	—	—
Universal life and investment-type product policy fees	88	93
Net investment income	(289)	(385)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(206)	(105)
Interest credited to policyholder account balances	19	4
Capitalization of DAC	—	—
Amortization of DAC and VOBA	36	(150)
Interest expense on debt	—	—
Other expenses	(7)	5
Provision for income tax (expense) benefit	63	(79)
Adjusted earnings	$3,650	$3,834

Consolidated Results — Adjusted Earnings
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the decrease in adjusted earnings were lower tax benefits, lower investment yields, the unfavorable impact of our annual actuarial assumption review and higher interest credited expenses, partially offset by lower expenses, a larger invested asset base and favorable underwriting.
Business Growth. Net investment income improved as a result of higher average invested assets in our U.S. segment. The higher asset base in our U.S. segment was due to increased net flows, primarily from funding agreement issuances in 2019, and the impact of a large pension risk transfer transaction in 2018. However, consistent with the growth in the U.S. segment’s average invested assets from net flows, interest credited expenses on long-duration liabilities increased. In our MetLife Holdings segment, negative net flows in our deferred annuities business and a decrease in universal life deposits resulted in lower fee income, decreasing adjusted earnings. The continued maturing of the existing long-term care block of business resulted in higher interest credited expense. In our U.S. segment, higher volume-related, direct and premium tax expenses were partially offset by lower employee-related expenses. The net increase in expenses, including the favorable impact of the 2019 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act, was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth, net of lower DAC amortization, increased adjusted earnings by $15 million.

Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by lower income from derivatives, lower yields on fixed income securities and lower returns on real estate investments. Additionally, there were lower earnings from our securities lending program, which resulted primarily from lower margins and balances. These decreases in net investment income were partially offset by higher prepayment fees and higher returns on fair value option securities (“FVO Securities”). In the U.S. segment, higher average interest credited rates on deposit-type liabilities, partially offset by lower rates on long-duration liabilities, drove an increase in interest credited expenses. In our MetLife Holdings segment, higher equity returns drove an increase in asset-based fee income. The changes in market factors discussed above, net of lower DAC amortization, resulted in a $124 million decrease in adjusted earnings.
Underwriting. Underwriting results increased adjusted earnings by $72 million due to favorable mortality and morbidity experience in our U.S. segment, partially offset by less favorable mortality experience in our life business in our MetLife Holdings segment. Favorable mortality experience was due to claims experience in our term life business (primarily due to lower severity in 2019 and the unfavorable impact of the influenza virus in 2018), partially offset by less favorable mortality in our pension risk transfer, structured settlement, income annuities and specialized benefit resources businesses. Favorable morbidity experience was due to claim experience in our Group Benefits business, primarily driven by lower claim severity, positive renewal results and an increase in recoveries in our group disability business. In addition, growth in the business and claims experience in both our accident & health and individual disability businesses contributed to the increase in adjusted earnings. These increases were partially offset by less favorable dental results, driven by an increase in utilization and the impact of unfavorable prior period development in 2019.
Actuarial Assumption Review and Other Insurance Adjustments. The impact in 2019 and 2018 of our annual actuarial assumption review resulted in a net decrease of $127 million in adjusted earnings, as changes in mortality and economic assumptions were less favorable in 2019. Refinements to DAC and certain insurance-related liabilities, which were recorded in 2019 and 2018, resulted in a $53 million increase in adjusted earnings, primarily due to favorable insurance adjustments resulting from enhancements to our claim-related processes in our U.S. segment. This also includes a 2019 charge in our MetLife Holdings segment due to an increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims, as well as the following 2018 refinements: (i) a favorable insurance adjustment in our U.S. segment resulting from reserve and DAC modeling improvements in our individual disability business; (ii) a favorable reserve adjustment in our MetLife Holdings segment resulting from modeling improvements in our life business; and (iii) a charge due to an increase in our IBNR life reserves, reflecting a mortality update resulting from enhancements to our claim-related processes in our MetLife Holdings segment. Also, the impact of the sustained low interest rate environment contributed to less favorable experience resulting in a reduction to our policyholder dividend scale within the MetLife Holdings segment closed block, which favorably impacted adjusted earnings by $8 million. The impact of this dividend action was more than offset by lower net investment income.
Expenses. Adjusted earnings increased $148 million as a result of lower expenses, primarily due to declines in (i) legal expenses, (ii) interest on uncertain tax positions, (iii) employee-related costs, and (iv) expenses as a result of enterprise-wide initiatives, partially offset by higher costs associated with corporate initiatives and projects, including the continued investment in our unit cost initiative.
Taxes. Our 2019 effective tax rate on adjusted earnings was 5%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the settlement of certain tax audits. Our 2018 effective tax rate on adjusted earnings was 2%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits, the settlement of tax audits, U.S. Tax Reform and a non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to Metropolitan Life Insurance Company.

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

Investments
Investment Risks
Our primary investment objective is to optimize, net of income tax, risk-adjusted net investment income and risk-adjusted total return while ensuring that assets and liabilities are managed on a cash flow and duration basis. The Investments Department, led by the Chief Investment Officer, manages investment risks using a risk control framework comprised of policies, procedures and limits, as discussed further below. The Investment Risk Committee and Asset-Liability Steering Committee review and monitor investment risk limits and tolerances.
We are exposed to the following primary sources of investment risks:

•	credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•
interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates will impact the net unrealized gain (loss) position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds;

•	liquidity risk, relating to the diminished ability to sell certain investments, in times of strained market conditions;

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads and equity market levels. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher OTTI. Credit spread tightening will reduce net investment income associated with purchases of fixed income investments and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

•
currency risk, relating to the variability in currency exchange rates for foreign denominated investments including as a result of the U.K.’s withdrawal from the European Union. This risk relates to potential decreases in estimated fair value and net investment income resulting from changes in currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign denominated investments; and

•
real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the supply and demand of leasable commercial space, creditworthiness of borrowers, tenants and our joint venture partners, capital markets volatility, changes in market interest rates, commodity prices, farm incomes and U.S. housing market conditions.

We manage investment risk through in-house fundamental credit analysis of the underlying obligors, issuers, transaction structures and real estate properties. We also manage credit, market and liquidity risk through industry and issuer diversification and asset allocation. These risk limits, approved annually by the Investment Risk Committee, promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure, as measured by our economic capital framework. For real estate assets, we manage credit and market risk through asset allocation and by diversifying by geography, property and product type. We manage interest rate risk as part of our ALM strategies which are reviewed and approved by the Asset-Liability Steering Committee. These strategies include maintaining an investment portfolio with diversified maturities that has a weighted average duration that reflects the duration of our estimated liability cash flow profile, and utilizing product design, such as the use of market value adjustment features and surrender charges, to manage interest rate risk. We also manage interest rate risk through proactive monitoring and management of certain NGEs of our products, such as the resetting of credited interest and dividend rates for policies that permit such adjustments. We hedge risk to foreign currency exchange rate fluctuation with foreign currency derivatives. We also use certain derivatives in the management of credit, interest rate, and market valuation risk.
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

We use purchased credit default swaps to mitigate credit risk in our investment portfolio. Generally, we purchase credit protection by entering into credit default swaps referencing the issuers of specific assets we own. In certain cases, basis risk exists between these credit default swaps and the specific assets we own. For example, we may purchase credit protection on a macro basis to reduce exposure to specific industries or other portfolio concentrations. In such instances, the referenced entities and obligations under the credit default swaps may not be identical to the individual obligors or securities in our investment portfolio. In addition, our purchased credit default swaps may have shorter tenors than the underlying investments they are hedging, which gives us more flexibility in managing our credit exposures. We believe that our purchased credit default swaps serve as effective economic hedges of our credit exposure.
Current Environment
As an insurer with significant operations in the U.S. with a diverse investment portfolio, we continue to be impacted by the changing global financial and economic environment, as well as the monetary policy of central banks around the world. The U.S. Federal Reserve Board, which had been tightening monetary policy by raising the federal funds rate and shrinking its balance sheet, now has lowered rates to sustain the economic expansion and has begun to expand its balance sheet once again to reduce liquidity issues in financing markets. Measures taken by central banks, including with respect to the level of interest rates, may have an impact on the pricing levels of risk-bearing investments and may adversely impact our business operations, investment portfolio and derivatives. The current environment continues to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition.”
Selected Country and Sector Investments
We have country-specific exposure to volatility as a result of our global portfolio diversification objectives.
We also have sector-specific exposure to volatility, in the energy sector, as a result of variable oil prices.
Selected Country: The following table presents a summary of selected country fixed maturity securities AFS, at estimated fair value. The information below is presented on a “country of risk basis” (e.g. where the issuer primarily conducts business). Sovereign includes government and agency.

	Selected Country Fixed Maturity Securities AFS at December 31, 2019
	Sovereign	Financial Services	Non-Financial Services	Structured	Total (1)
	(Dollars in millions)
United Kingdom	$—	$3,232	$7,266	$113	$10,611
China	134	2	108	—	244
Turkey	53	1	35	—	89
Argentina	15	—	3	—	18
Hong Kong SAR	—	—	17	—	17
Total	$202	$3,235	$7,429	$113	$10,979
Investment grade %	66%	100%	95%	64%	95%
______________

(1)
The par value and amortized cost of these selected country fixed maturity securities AFS were $9.9 billion and $10.5 billion, respectively, at December 31, 2019. Our exposure net of purchased credit default swaps was $11.0 billion at December 31, 2019. The notional value and estimated fair value of the purchased credit default swaps was $23 million and $2 million, respectively, at December 31, 2019.

Selected Sector: Our exposure to energy sector fixed maturity securities AFS was $6.9 billion, of which 87% were investment grade, with unrealized gains of $607 million at December 31, 2019. We maintain a diversified energy sector fixed maturities securities portfolio across sub-sectors and issuers. This portfolio comprised less than 3% of total investments at December 31, 2019.

We manage direct and indirect investment exposure in the selected countries and the energy sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries or the energy sector will have a material adverse effect on our results of operations or financial condition.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to net investment income, as reported on an adjusted earnings basis, is presented below.

	For the Years Ended December 31,
	2019	2018
	(In millions)
Net investment income — GAAP basis	$10,973	$10,919
Investment hedge adjustments	273	325
Other	16	60
Net investment income, as reported on an adjusted basis (1)	$11,262	$11,304
__________________

(1)
See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating net investment income, as reported on an adjusted basis.

The following yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Years Ended December 31,
	2019		2018
	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2) (3)	4.76%	$6,841	4.83%	$7,029
Mortgage loans (3)	4.84%	3,147	4.66%	2,822
Real estate and real estate joint ventures	2.36%	149	3.21%	211
Policy loans	5.05%	307	4.92%	297
Equity securities	4.95%	35	4.66%	41
Other limited partnership interests	11.95%	560	13.89%	580
Cash and short-term investments	0.65%	9	(0.08)%	(1)
Other invested assets		564		622
Investment income	4.93%	11,612	4.98%	11,601
Investment fees and expenses	(0.15)	(350)	(0.13)	(297)
Net investment income, as reported on an adjusted basis	4.78%	$11,262	4.85%	$11,304
______________

(1)
We calculate yields using average quarterly asset carrying values. Yields exclude recognized gains (losses) and include the impact of changes in foreign currency exchange rates. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties and the effects of consolidating under GAAP certain variable interest entities that are treated as consolidated securitization entities (“CSEs”). A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)	Investment income from fixed maturity securities AFS includes amounts from FVO Securities of $74 million and $22 million for the years ended December 31, 2019 and 2018, respectively.

(3)	Investment income from fixed maturity securities AFS and mortgage loans includes prepayment fees.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.

Fixed Maturity Securities AFS
The following table presents fixed maturity securities AFS by type (public or private) and information about perpetual and redeemable securities held at:

	December 31, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$130,174	76.8%	$125,211	78.7%
Privately-placed	39,390	23.2	33,862	21.3
Total fixed maturity securities AFS	$169,564	100.0%	$159,073	100.0%
Percentage of cash and invested assets	60.4%		60.2%
Perpetual and redeemable securities
Perpetual securities included within fixed maturity securities AFS	$198		$217
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$638		$642
Included within fixed maturity securities AFS are structured securities including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”).
Perpetual securities are included within fixed maturity securities AFS and equity securities are reported within other invested assets. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities AFS if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities reported within other invested assets. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e. core capital, or “Tier 1 capital” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Redeemable preferred stock with a stated maturity is included within fixed maturity securities AFS. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions.
Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 9 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following table, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2019.

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
Fair Value of Fixed Maturity Securities AFS
Fixed maturity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	December 31, 2019
	Fixed Maturity Securities AFS
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$11,487	6.8%
Level 2
Independent pricing sources	144,882	85.4
Internal matrix pricing or discounted cash flow techniques	401	0.2
Significant other observable inputs	145,283	85.6
Level 3
Independent pricing sources	10,953	6.5
Internal matrix pricing or discounted cash flow techniques	1,741	1.0
Independent broker quotations	100	0.1
Significant unobservable inputs	12,794	7.6
Total estimated fair value	$169,564	100.0%

See Note 9 of the Notes to the Consolidated Financial Statements for the fixed maturity securities AFS fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS were concentrated in three sectors at December 31, 2019: foreign corporate securities, U.S. corporate securities and RMBS. During the year ended December 31, 2019, Level 3 fixed maturity securities AFS increased by $2.1 billion, or 20%, as compared to the prior year. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss), partially offset by transfers out of Level 3 in excess of transfers into Level 3.
See “— Fixed Maturity Securities AFS — Valuation of Securities” for further information regarding the composition of fair value pricing sources for securities. See Note 9 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above.
Fixed Maturity Securities AFS
See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities AFS Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. The NAIC designations are generally similar to the credit quality ratings of the NRSRO for fixed maturity securities AFS, except for certain non agency RMBS and CMBS as described below. Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s Investors Service (“Moody’s”), S&P, Fitch Ratings (“Fitch”), Dominion Bond Rating Service, A.M. Best Company (“A.M. Best”), Kroll Bond Rating Agency, Egan Jones Ratings Company and Morningstar Credit Ratings, LLC (“Morningstar”). If no rating is available from a rating agency, then an internally developed rating is used.
The NAIC has adopted revised methodologies for non-agency RMBS, and CMBS. The NAIC’s objective with the revised methodologies for non-agency RMBS and CMBS was to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for non-agency RMBS and CMBS. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from non-agency RMBS and CMBS. We apply the revised NAIC methodologies to non-agency RMBS and CMBS held by Metropolitan Life Insurance Company as it maintains the NAIC statutory basis of accounting. The NAIC’s present methodology is to evaluate non-agency RMBS and CMBS held by insurers using the revised NAIC methodologies on an annual basis. If Metropolitan Life Insurance Company acquires non-agency RMBS and CMBS that have not been previously evaluated by the NAIC, but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a NAIC designation becomes available. NAIC designations may not correspond to NRSRO ratings.

The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		December 31,
		2019				2018
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$98,148	$10,952	$109,100	64.3%	$97,686	$4,544	$102,230	64.3%
2	Baa	45,608	4,032	49,640	29.3	45,384	(97)	45,287	28.5
	Subtotal investment grade	143,756	14,984	158,740	93.6	143,070	4,447	147,517	92.8
3	Ba	7,527	219	7,746	4.6	7,824	(294)	7,530	4.7
4	B	2,674	20	2,694	1.6	3,676	(188)	3,488	2.2
5	Caa and lower	436	(55)	381	0.2	590	(66)	524	0.3
6	In or near default	4	(1)	3	—	15	(1)	14	—
	Subtotal below investment grade	10,641	183	10,824	6.4	12,105	(549)	11,556	7.2
	Total fixed maturity securities AFS	$154,397	$15,167	$169,564	100.0%	$155,175	$3,898	$159,073	100.0%

The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non agency RMBS and CMBS, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
December 31, 2019
U.S. corporate	$24,835	$26,420	$4,929	$1,955	$320	$—	$58,459
Foreign corporate	9,049	18,859	1,874	481	38	—	30,301
U.S. government and agency	28,817	431	—	—	—	—	29,248
RMBS	22,273	336	95	59	7	3	22,773
ABS	8,958	987	237	19	—	—	10,201
Municipals	7,552	274	30	—	—	—	7,856
CMBS	5,488	52	96	84	—	—	5,720
Foreign government	2,128	2,281	485	96	16	—	5,006
Total fixed maturity securities AFS	$109,100	$49,640	$7,746	$2,694	$381	$3	$169,564
Percentage of total	64.3%	29.3%	4.6%	1.6%	0.2%	—%	100.0%
December 31, 2018
U.S. corporate	$21,380	$25,190	$5,024	$2,769	$432	$7	$54,802
Foreign corporate	7,111	16,640	1,631	537	44	—	25,963
U.S. government and agency	29,812	349	—	—	—	—	30,161
RMBS	22,186	334	122	86	3	6	22,737
ABS	7,728	629	150	20	—	—	8,527
Municipals	6,703	210	34	—	—	—	6,947
CMBS	5,367	28	6	—	43	—	5,444
Foreign government	1,943	1,907	563	76	2	1	4,492
Total fixed maturity securities AFS	$102,230	$45,287	$7,530	$3,488	$524	$14	$159,073
Percentage of total	64.3%	28.5%	4.7%	2.2%	0.3%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top 10 holdings comprised 2% of total investments at both December 31, 2019 and 2018. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	December 31,
	2019		2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$28,474	32.1%	$25,746	31.9%
Consumer	18,893	21.3	18,291	22.6
Finance	18,202	20.5	15,444	19.1
Utility	14,608	16.5	13,467	16.7
Communications	6,795	7.6	6,153	7.6
Other	1,788	2.0	1,664	2.1
Total	$88,760	100.0%	$80,765	100.0%

Structured Products
We held $38.7 billion and $36.7 billion of Structured Products, at estimated fair value, at December 31, 2019 and 2018, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2019			2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$12,932	56.8%	$1,029	$12,622	55.5%	$678
Pass-through mortgage-backed securities	9,841	43.2	268	10,115	44.5	(127)
Total RMBS	$22,773	100.0%	$1,297	$22,737	100.0%	$551
By risk profile:
Agency	$14,810	65.0%	$629	$15,088	66.4%	$21
Prime	1,003	4.4	47	1,037	4.6	45
Alt-A	3,143	13.8	336	3,238	14.2	267
Sub-prime	3,817	16.8	285	3,374	14.8	218
Total RMBS	$22,773	100.0%	$1,297	$22,737	100.0%	$551
Ratings profile:
Rated Aaa/AAA	$16,067	70.6%		$15,800	69.5%
Designated NAIC 1	$22,273	97.8%		$22,186	97.6%
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
The majority of our RMBS holdings were rated Aaa/AAA by Moody’s, S&P or Fitch; and were designated NAIC 1 by the NAIC at December 31, 2019 and 2018. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2).

ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	December 31,
	2019			2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations (1)	$6,398	62.7%	$(43)	$5,402	63.4%	$(88)
Consumer loans	925	9.1	6	413	4.9	3
Student loans	907	8.9	2	821	9.6	13
Automobile loans	530	5.2	5	532	6.2	—
Foreign residential loans	270	2.6	(2)	233	2.7	(3)
Credit card loans	202	2.0	4	352	4.1	1
Other loans	969	9.5	14	774	9.1	2
Total	$10,201	100.0%	$(14)	$8,527	100.0%	$(72)
Ratings profile:
Rated Aaa/AAA	$5,287	51.8%		$4,543	53.3%
Designated NAIC 1	$8,958	87.8%		$7,728	90.6%
______________

(1)	Includes primarily collateralized loan obligations.
CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and our portfolio is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year at:

	December 31, 2019
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2012	$289	$296	$267	$271	$111	$113	$7	$7	$—	$—	$674	$687
2013	392	416	416	435	184	190	13	13	52	41	1,057	1,095
2014	147	155	308	319	67	70	—	—	—	—	522	544
2015	295	307	35	37	26	27	—	—	—	—	356	371
2016	166	173	41	41	13	14	—	—	—	—	220	228
2017	338	349	332	342	103	105	—	—	—	—	773	796
2018	951	1,007	335	350	146	152	—	—	—	—	1,432	1,509
2019	258	259	66	66	165	165	—	—	—	—	489	490
Total	$2,836	$2,962	$1,800	$1,861	$815	$836	$20	$20	$52	$41	$5,523	$5,720
Ratings Distribution		51.8%		32.5%		14.6%		0.4%		0.7%		100.0%

	December 31, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2012	$334	$337	$198	$195	$198	$195	$7	$7	$—	$—	$737	$734
2013	403	417	419	426	198	199	—	—	59	43	1,079	1,085
2014	147	146	310	309	75	75	—	—	—	—	532	530
2015	382	376	59	59	28	27	—	—	—	—	469	462
2016	211	208	50	47	10	10	—	—	—	—	271	265
2017	460	454	381	371	166	161	—	—	—	—	1,007	986
2018	897	904	334	334	145	144	—	—	—	—	1,376	1,382
Total	$2,834	$2,842	$1,751	$1,741	$820	$811	$7	$7	$59	$43	$5,471	$5,444
Ratings Distribution		52.2%		32.0%		14.9%		0.1%		0.8%		100.0%
The tables above reflect NRSRO ratings including Moody’s, S&P, Fitch and Morningstar. CMBS designated NAIC 1 were 95.9% and 98.6% of total CMBS at December 31, 2019 and 2018, respectively.
Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS
See Note 7 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for OTTI and evaluation of temporarily impaired fixed maturity securities AFS.
OTTI Losses on Fixed Maturity Securities AFS Recognized in Earnings
See Note 7 of the Notes to the Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on fixed maturity securities AFS sold.
Fixed Maturity Securities AFS OTTI Losses Recognized in Earnings
Overall OTTI losses recognized in earnings on fixed maturity securities AFS were $39 million for the year ended December 31, 2019, as compared to $23 million for the year ended December 31, 2018. The most significant increase in OTTI losses were in industrial securities, which comprised $19 million for the year ended December 31, 2019, as compared to $2 million for the year ended December 31, 2018. The increase for industrial securities of $17 million was a result of issuer specific factors.
Future Impairments
Future impairments on fixed maturity securities AFS will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, and collateral valuation. If economic fundamentals deteriorate or if there are adverse changes in the above factors, credit losses may be incurred in upcoming periods. See Note 1 of the Notes to the Consolidated Financial Statements for a description of new guidance to be adopted in 2020 regarding the measurement of credit losses on financial instruments.
Securities Lending and Repurchase Agreements
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We also participate in short-term repurchase agreement transactions with unaffiliated financial institutions. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Securities Lending and Repurchase Agreements” and Note 7 of the Notes to the Consolidated Financial Statements for further information.

Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans held-for-investment are carried at amortized cost and the related valuation allowances are summarized as follows at:

	December 31,
	2019				2018
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$37,311	56.9%	$186	0.5%	$38,123	59.9%	$190	0.5%
Agricultural	15,705	23.9	49	0.3%	14,164	22.2	44	0.3%
Residential	12,575	19.2	54	0.4%	11,392	17.9	57	0.5%
Total	$65,591	100.0%	$289	0.4%	$63,679	100.0%	$291	0.5%
The carrying value of all mortgage loans, net of valuation allowance was 23.4% and 24.1% of cash and invested assets at December 31, 2019 and 2018, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 86% are collateralized by properties located in the United States, with the remaining 14% collateralized by properties located outside the United States, which includes 6% of properties located in the U.K., at December 31, 2019. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 18%, 10% and 7%, respectively, of total commercial and agricultural mortgage loans held-for-investment at December 31, 2019. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held-for-investment portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the United States at December 31, 2019. The carrying values of our residential mortgage loans located in California, Florida, and New York were 35%, 10%, and 7%, respectively, of total residential mortgage loans at December 31, 2019.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	December 31,
	2019		2018
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,046	21.6%	$8,915	23.4%
Middle Atlantic	6,236	16.7	6,074	15.9
Non-U.S.	5,968	16.0	5,523	14.5
South Atlantic	5,298	14.2	5,361	14.1
West South Central	3,325	8.9	3,260	8.5
East North Central	2,558	6.9	2,372	6.2
Mountain	1,078	2.9	1,292	3.4
New England	877	2.3	1,187	3.1
West North Central	575	1.5	560	1.5
East South Central	355	1.0	468	1.2
Multi-Region and Other	2,995	8.0	3,111	8.2
Total recorded investment	37,311	100.0%	38,123	100.0%
Less: valuation allowances	186		190
Carrying value, net of valuation allowances	$37,125		$37,933
Property Type
Office	$17,122	45.9%	$18,853	49.5%
Retail	6,054	16.2	6,535	17.1
Apartment	5,933	15.9	5,294	13.9
Industrial	3,416	9.2	3,289	8.6
Hotel	2,807	7.5	2,990	7.8
Other	1,979	5.3	1,162	3.1
Total recorded investment	37,311	100.0%	38,123	100.0%
Less: valuation allowances	186		190
Carrying value, net of valuation allowances	$37,125		$37,933
Mortgage Loan Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 7 of the Notes to the Consolidated Financial Statements for further information regarding mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans and impaired mortgage loans.
We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We review our residential mortgage loans on an ongoing basis. See Note 7 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related valuation allowance methodology.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 55% at both December 31, 2019 and 2018, and our average debt service coverage ratio was 2.3x and 2.4x at December 31, 2019 and 2018, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% and 45% at December 31, 2019 and 2018, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Note 7 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored and activity in and balances of the valuation allowance as of and for the years ended December 31, 2019, 2018 and 2017.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and to a lesser extent joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio. The carrying values of real estate and real estate joint ventures was $6.7 billion and $6.2 billion, or 2.4% and 2.3% of cash and invested assets, at December 31, 2019 and 2018, respectively.
Impairments recognized on real estate and real estate joint ventures were $10 million for the year ended December 31, 2019. There were no impairments for the year ended December 31, 2018.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration.
Geographical diversification: Substantially all of our real estate investments, excluding funds, were located in the United States at December 31, 2019. The carrying value of our real estate investments, excluding funds, located in California, Washington, D.C. and Georgia were 18%, 17% and 11%, respectively, of total real estate investments, excluding funds, at December 31, 2019. Real estate funds were 29% of our real estate investments at December 31, 2019. The majority of these funds hold underlying real estate investments that are well diversified across the United States.

Property type diversification: Real estate and real estate joint venture investments by property type are categorized by sector as follows at:

	December 31,
	2019		2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Real estate funds	$1,874	28.1%	$1,488	24.2%
Office	1,862	28.0%	2,198	35.7%
Apartment	959	14.4%	618	10.0%
Retail	640	9.6%	651	10.6%
Hotel	493	7.4%	448	7.3%
Industrial	328	4.9%	291	4.7%
Land	177	2.7%	274	4.5%
Agriculture	21	0.3%	27	0.4%
Other	305	4.6%	157	2.6%
Total real estate and real estate joint ventures	$6,659	100.0%	$6,152	100.0%
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2019 and 2018, the carrying value of other limited partnership interests was $5.0 billion and $4.5 billion, which included $238 million and $285 million of hedge funds, respectively. Other limited partnership interests were 1.8% and 1.7% of cash and invested assets at December 31, 2019 and 2018, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2019		2018
	Carrying Value	% of Total	Carrying Value	% of Total

		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,080	47.6%	$7,218	43.8%
Affiliated investments	2,225	13.1%	2,213	13.4%
Tax credit and renewable energy partnerships	1,990	11.7%	2,456	14.9%
Annuities funding structured settlement claims	1,271	7.5%	1,279	7.8%
Leveraged leases	896	5.3%	932	5.7%
FHLB common stock	737	4.3%	724	4.4%
Equity securities	601	3.5%	773	4.7%
FVO Securities	523	3.1%	216	1.3%
Operating joint venture	234	1.4%	245	1.5%
Direct financing leases	189	1.1%	198	1.3%
Funds withheld	173	1.1%	149	0.9%
Other	60	0.3%	60	0.3%
Total	$16,979	100.0%	$16,463	100.0%
Percentage of cash and invested assets	6.1%		6.2%

See Notes 1, 7 and 8 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, direct financing and leveraged leases, annuities funding structured settlement claims, FHLB common stock, equity securities, FVO Securities, operating joint ventures and funds withheld.
See Note 7 of the Notes to the Consolidated Financial Statements for information regarding gains (losses) on disposals of, and impairments of, tax credit and renewable energy partnerships, and leveraged lease impairment losses.
See Note 1 of the Notes to the Consolidated Financial Statements for a description of new guidance to be adopted in 2020 regarding the measurement of credit losses on financial instruments, including direct financing and leveraged leases.
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 8 of the Notes to the Consolidated Financial Statements for:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•
Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2019 and 2018.

•	The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2019, 2018 and 2017.
See “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about our use of derivatives by major hedge program.
Fair Value Hierarchy
See Note 9 of the Notes to the Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
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
Derivatives categorized as Level 3 at December 31, 2019 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At December 31, 2019, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 9 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2019		2018
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$888	$(7)	$858	$20
Written	8,711	199	7,864	54
Total	$9,599	$192	$8,722	$74
__________________
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Years Ended December 31,
	2019			2018
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$2	$(27)	$(25)	$16	$(7)	$9
Written (1)	179	(7)	172	16	(106)	(90)
Total	$181	$(34)	$147	$32	$(113)	$(81)
__________________

(1)	Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on written credit default swaps of $262 million was due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period as compared to widening in the prior period.
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
Embedded Derivatives
See Note 9 of the Notes to the Consolidated Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy and a rollforward of the fair value measurements for embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See Note 8 of the Notes to the Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect embedded derivatives.

Off-Balance Sheet Arrangements
Credit Facility
See “— Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit Facility” and Note 11 of the Notes to the Consolidated Financial Statements for information including the classification of expenses and the nature of the associated liability for letters of credit issued and drawdowns on the facility.
Collateral for Securities Lending and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $0 and $64 million at estimated fair value at December 31, 2019 and 2018, respectively. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending and Repurchase Agreements” for further discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangements and associated liabilities.
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $1.3 billion and $1.2 billion, at estimated fair value, at December 31, 2019 and 2018, respectively. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and Note 8 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Guarantees
See “Guarantees” in Note 16 of the Notes to the Consolidated Financial Statements.
Other
We enter into the following additional commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 7 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, and gains and losses from such investments. See also “— Investments — Fixed Maturity Securities AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities AFS and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $2.2 billion and $2.4 billion at December 31, 2019 and 2018, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $87.6 billion and $80.2 billion at December 31, 2019 and 2018, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. A downgrade in our insurer financial strength or credit ratings or the credit ratings or insurer financial strength ratings of MetLife, Inc. or its other subsidiaries could also negatively affect our liquidity. See “— Rating Agencies.” If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, for securities in an unrealized loss position, realized losses would be incurred on securities sold and impairments would be incurred, if there is a need to sell securities prior to recovery, which may negatively impact our financial condition. See “Risk Factors — Investment Risks — We May Have Difficulty Selling Certain Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner and Realizing Full Value.”
All general account assets within a particular legal entity — other than those which may have been pledged to a specific purpose — are generally available to fund obligations of the general account of that legal entity.

Capital
We manage our capital position to maintain our financial strength and credit ratings. See “— Rating Agencies” for information regarding such ratings. Our capital position is supported by our ability to generate strong cash flows within our operating companies and borrow funds at competitive rates, as well as by our demonstrated ability to raise additional capital to meet operating and growth needs despite adverse market and economic conditions.
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
The amount of dividends that Metropolitan Life Insurance Company can pay to MetLife, Inc. is constrained by the amount of surplus Metropolitan Life Insurance Company holds to maintain its ratings and provides an additional margin for risk protection and investment in its businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. by Metropolitan Life Insurance Company is governed by insurance laws and regulations. See “Business — Regulation — Insurance Regulation” and Note 12 of the Notes to the Consolidated Financial Statements.
Affiliated Captive Reinsurance Transactions
Metropolitan Life Insurance Company cedes specific policy classes, including ordinary life insurance, participating whole life insurance and LTD insurance, to a wholly-owned offshore reinsurer. The wholly-owned offshore reinsurer currently only reinsures Metropolitan Life Insurance Company’s business and the results of the offshore reinsurer are eliminated within our consolidated results of operations. MetLife, Inc. has also provided a guarantee of the wholly-owned offshore reinsurer’s payment obligations on a retrocession agreement entered into by the reinsurer. In addition, Metropolitan Life Insurance Company cedes specific policy classes, including term life insurance, universal life insurance and ordinary and industrial life insurance, to other affiliated captive reinsurers. MetLife, Inc. has committed to maintain the surplus of the other affiliated captive reinsurers, as well as provide a guarantee of one such captive reinsurer’s repayment obligations on letters of credit issued by unaffiliated financial institutions. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld assets, investment assets and the letters of credit. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business.
The NYDFS continues to have a moratorium on new reserve financing transactions involving captive insurers. We are not aware of any states other than New York and California implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratio and ability to deploy excess capital in the future. This could result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. See Note 5 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.
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

•
result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting investments held by the entities subject to the agreements. See “— Liquidity and Capital Uses — Pledged Collateral.”

See “Risk Factors — Economic Environment and Capital Markets Risks — A Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings or MetLife, Inc.’s Credit Ratings Could Result in a Loss of Business and Harm Our Financial Condition or Results of Operations.”

Summary of Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2019	2018
	(In millions)
Sources:
Operating activities, net	$6,142	$8,026
Investing activities, net	—	3,410
Net change in payables for collateral under securities loaned and other transactions	1,893	—
Long-term debt issued	—	24
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	3	—
Total sources	8,038	11,460
Uses:
Investing activities, net	2,184	—
Net change in policyholder account balances	522	4,196
Net change in payables for collateral under securities loaned and other transactions	—	1,399
Long-term debt repaid	28	109
Financing element on certain derivative instruments and other derivative related transactions, net	175	149
Dividends paid to MetLife, Inc.	3,065	3,736
Other, net	19	54
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	4
Total uses	5,993	9,647
Net increase (decrease) in cash and cash equivalents	$2,045	$1,813
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Metropolitan Life Insurance Company is a member of the FHLB of New York. For the years ended December 31, 2019 and 2018, we issued $30.0 billion and $26.1 billion, respectively, and repaid $29.8 billion and $26.3 billion, respectively, of funding agreements with the FHLB of New York. At December 31, 2019 and 2018, total obligations outstanding under these funding agreements were $14.4 billion and $14.2 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2019 and 2018, we issued $37.3 billion and $41.8 billion, respectively, and repaid $36.4 billion and $43.7 billion, respectively, under such funding agreements. At December 31, 2019 and 2018, total obligations outstanding under these funding agreements were $34.6 billion and $32.3 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Farmer Mac. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. For the years ended December 31, 2019 and 2018, we issued $700 million and $900 million, respectively, and repaid $700 million and $900 million, respectively, of such funding agreements. At both December 31, 2019 and 2018, total obligations outstanding under these funding agreements were $2.6 billion. See Note 3 of the Notes to the Consolidated Financial Statements.
Credit Facility
See Note 11 of the Notes to the Consolidated Financial Statements for information about the Credit Facility.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under this facility. As commitments under the Credit Facility may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt excluding long-term debt relating to CSEs at:

	December 31,
	2019	2018
	(In millions)
Short-term debt (1)	$128	$129
Long-term debt (2)	$1,543	$1,562
______________

(1)
Includes $29 million and $30 million of debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2019 and 2018, respectively. Certain subsidiaries have pledged assets to secure this debt.

(2)
Includes $403 million and $422 million of debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2019 and 2018, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

Debt and Facility Covenants
Certain of our debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2019.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the Company’s primary uses of liquidity and capital are set forth below.
Dividends
For the years ended December 31, 2019 and 2018, Metropolitan Life Insurance Company paid cash dividends to MetLife, Inc. of $3.1 billion and $3.7 billion, respectively. See Note 12 of the Notes to the Consolidated Financial Statements.
Debt Repayments
In December 2018, a subsidiary of Metropolitan Life Insurance Company repaid $50 million of its $350 million aggregate principal amount term loan. See Note 11 of the Notes to the Consolidated Financial Statements for further information on long-term and short-term debt.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For both the years ended December 31, 2019 and 2018, general account surrenders and withdrawals from annuity products were $1.8 billion. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2019, there were funding agreements totaling $123 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2019 and 2018, we had received pledged cash collateral from counterparties of $5.3 billion and $4.1 billion, respectively. At December 31, 2019 and 2018, we had pledged cash collateral to counterparties of $0 and $1 million, respectively. See Note 8 of the Notes to the Consolidated Financial Statements for additional information about collateral pledged to us and collateral we pledge.
We pledge collateral from time to time in connection with funding agreements. See Note 3 of the Notes to the Consolidated Financial Statements.
Securities Lending and Repurchase Agreements
We participate in a securities lending program and in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $15.1 billion and $14.4 billion at December 31, 2019 and 2018, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 7 of the Notes to the Consolidated Financial Statements.

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
Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2019:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$237,316	$12,196	$13,125	$12,821	$199,174
Policyholder account balances	96,228	24,899	21,163	10,853	39,313
Payables for collateral under securities loaned and other transactions	20,365	20,365	—	—	—
Debt	2,973	241	203	641	1,888
Investment commitments	8,237	7,942	254	40	1
Operating leases	1,067	126	260	223	458
Other	24,790	24,670	—	—	120
Total	$390,976	$90,439	$35,005	$24,578	$240,954
Insurance Liabilities
Insurance liabilities include future policy benefits, other policy-related balances, policyholder dividends payable and the policyholder dividend obligation, which are all reported on the consolidated balance sheet and are more fully described in Notes 1 and 3 of the Notes to the Consolidated Financial Statements. The amounts presented reflect future estimated cash payments and (i) are based on mortality, morbidity, lapse and other assumptions comparable with our experience and expectations of future payment patterns; and (ii) consider future premium receipts on current policies in-force. All estimated cash payments presented are undiscounted as to interest, net of estimated future premiums on in-force policies and gross of any reinsurance recoverable. Payment of amounts related to policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity. Because the exact timing and amount of the ultimate policyholder dividend obligation is subject to significant uncertainty and the amount of the policyholder dividend obligation is based upon a long-term projection of the performance of the closed block, we have reflected the obligation at the amount of the liability, if any, presented on the consolidated balance sheet in the more than five years category. Additionally, the more than five years category includes estimated payments due for periods extending for more than 100 years.
The sum of the estimated cash flows of $237.3 billion exceeds the liability amounts of $138.6 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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

Policyholder Account Balances
See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for a description of the components of policyholder account balances. See “— Insurance Liabilities” regarding the source and uncertainties associated with the estimation of the contractual obligations related to future policy benefits and policyholder account balances.
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
The sum of the estimated cash flows of $96.2 billion exceeds the liability amount of $91.7 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending, repurchase agreements and derivatives. As these transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table above. We also held non-cash collateral, which is not reflected as a liability on the consolidated balance sheet, of $1.3 billion at December 31, 2019.
Debt
Amounts presented for debt include short-term debt and long-term debt, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet as the amounts presented herein (i) do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) include future interest on such obligations for the period from January 1, 2020 through maturity; and (iii) do not include long-term debt relating to CSEs at December 31, 2019 as such debt does not represent our contractual obligation. Future interest on variable rate debt was computed using prevailing rates at December 31, 2019 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2020 through maturity. Total debt at December 31, 2019 included affiliated debt obligations of $1.6 billion.
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
Operating Leases
As a lessee, we have various operating leases, primarily for office space. Contractual provisions exist that could increase or accelerate those lease obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to our financial position or results of operations. See Note 10 of the Notes to the Consolidated Financial Statements.

Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheet. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheet that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $42 million were excluded as the timing of payment could not be reliably determined at December 31, 2019.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2019.
Additionally, we have agreements in place for intercompany services we conduct, generally at cost, relating to insurance, reinsurance, loans and capitalization. Intercompany transactions have been eliminated in consolidation. Transactions between Metropolitan Life Insurance Company and its subsidiaries have been approved by the appropriate insurance regulators as required.
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
The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measure:		Comparable GAAP financial measure:
(i)	adjusted earnings	(i)	net income (loss)
(ii)	net investment income, as reported on an adjusted basis	(ii)	net investment income
Reconciliations of these non-GAAP financial measures to the most directly comparable historical GAAP financial measures are included in “— Results of Operations” and “— Investments.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
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
Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax. For information relating to adjusted revenues and adjusted expenses, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.

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

•
reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of MetLife, Inc.’s Board of Directors; (iii) the Compensation Committee of MetLife, Inc.’s Board of Directors; (iv) the Finance Committee of Metropolitan Life Insurance Company’s Board of Directors; and (v) the financial and non-financial senior management committees of each of MetLife, Inc. and MLIC on various aspects of risk.

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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities, as well as our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. The interest rate sensitive liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. See “Risk Factors — Economic Environment and Capital Markets Risks — Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition.”
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and certain liabilities. The foreign currency exchange rate liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro, the Japanese yen and the British pound. We hedge foreign currency exchange rate risk with foreign currency swaps, forwards and options.
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

•	Macro Hedge Program — We use equity options, interest rate swaptions and interest rate swaps to mitigate the potential loss of legal entity statutory capital under stress scenarios.
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. For purposes of this disclosure, a significant portion of the liabilities relating to insurance contracts is excluded, as discussed further below. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, foreign currency exchange rates and equity market prices. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, we used market rates at December 31, 2019. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:

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

•	the estimated fair value of our equity market sensitive exposures due to a 10% change (increase or decrease) in equity market prices.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $136.0 billion, at carrying value, of insurance contracts. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;

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
The table below illustrates the potential loss in estimated fair value for each market risk exposure of our market sensitive assets and liabilities at:

December 31, 2019
(In millions)
Interest rate risk	$3,339
Foreign currency exchange rate risk	$126
Equity market risk	$45
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

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in interest rates by type of asset or liability at:

	December 31, 2019
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$169,564	$(2,461)
FVO Securities		$520	—
Mortgage loans		$67,680	(469)
Policy loans		$7,198	(62)
Short-term investments		$1,883	(1)
Other invested assets		$3,467	(1)
Cash and cash equivalents		$8,927	(1)
Accrued investment income		$1,987	—
Premiums, reinsurance and other receivables		$14,855	(172)
Total assets			$(3,167)
Liabilities (3)
Policyholder account balances		$75,885	$433
Payables for collateral under securities loaned and other transactions		$20,365	—
Short-term debt		$128	—
Long-term debt		$1,888	21
Other liabilities		$12,932	166
Embedded derivatives within liability host contracts (2)		$1,325	100
Total liabilities			$720
Derivative Instruments
Interest rate swaps	$44,514	$4,927	$(400)
Interest rate floors	$12,701	$156	(29)
Interest rate caps	$42,622	$13	12
Interest rate futures	$745	$—	1
Interest rate options	$24,944	$427	(120)
Interest rate forwards	$6,793	$(67)	(183)
Interest rate total return swaps	$1,048	$(44)	(43)
Synthetic GICs	$16,498	$—	—
Foreign currency swaps	$34,614	$413	(125)
Foreign currency forwards	$1,001	$4	—
Credit default swaps	$9,599	$192	(1)
Equity futures	$2,039	$(5)	(1)
Equity index options	$23,104	$30	(3)
Equity variance swaps	$637	$—	—
Equity total return swaps	$716	$(68)	—
Total derivative instruments			$(892)
Net Change			$(3,339)
______________

(1)
Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below) or included within future policy benefits and other policy-related balances (see footnote (3) below). FVO Securities and long-term debt exclude $3 million and $5 million, respectively, related to CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $136.0 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in interest rates.

Sensitivity to rising interest rates decreased $0.3 billion to $3.3 billion at December 31, 2019 from $3.6 billion at December 31, 2018.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in the U.S. dollar compared to all foreign currencies at:

	December 31, 2019
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in the Foreign Exchange Rate
	(In millions)
Assets
Fixed maturity securities AFS		$169,564	$1,689
FVO Securities		$520	—
Mortgage loans		$67,680	424
Policy loans		$7,198	—
Short-term investments		$1,883	40
Other invested assets		$3,467	187
Cash and cash equivalents		$8,927	21
Accrued investment income		$1,987	15
Premiums, reinsurance and other receivables		$14,855	—
Total assets			$2,376
Liabilities
Policyholder account balances		$75,885	$(1,155)
Payables for collateral under securities loaned and other transactions		$20,365	—
Long-term debt		$1,888	—
Other liabilities		$12,932	—
Embedded derivatives within liability host contracts (2)		$1,325	—
Total liabilities			$(1,155)
Derivative Instruments
Interest rate swaps	$44,514	$4,927	$—
Interest rate floors	$12,701	$156	—
Interest rate caps	$42,622	$13	—
Interest rate futures	$745	$—	—
Interest rate options	$24,944	$427	—
Interest rate forwards	$6,793	$(67)	—
Interest rate total return swaps	$1,048	$(44)	—
Synthetic GICs	$16,498	$—	—
Foreign currency swaps	$34,614	$413	(1,287)
Foreign currency forwards	$1,001	$4	(60)
Credit default swaps	$9,599	$192	6
Equity futures	$2,039	$(5)	—
Equity index options	$23,104	$30	(6)
Equity variance swaps	$637	$—	—
Equity total return swaps	$716	$(68)	—
Total derivative instruments			$(1,347)
Net Change			$(126)
______________

(1)
Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below). FVO Securities and long-term debt exclude $3 million and $5 million, respectively, related to CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

Sensitivity to foreign currency exchange rates decreased $95 million to $126 million at December 31, 2019 from $221 million at December 31, 2018.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity prices by type of asset or liability at:

	December 31, 2019
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
FVO Securities		$520	20
Other invested assets		$3,467	31
Total assets			$51
Liabilities (3)
Policyholder account balances		$75,885	$—
Embedded derivatives within liability host contracts (2)		$1,325	177
Total liabilities			$177
Derivative Instruments
Interest rate swaps	$44,514	$4,927	$—
Interest rate floors	$12,701	$156	—
Interest rate caps	$42,622	$13	—
Interest rate futures	$745	$—	—
Interest rate options	$24,944	$427	—
Interest rate forwards	$6,793	$(67)	—
Interest rate total return swaps	$1,048	$(44)	—
Synthetic GICs	$16,498	$—	—
Foreign currency swaps	$34,614	$413	—
Foreign currency forwards	$1,001	$4	—
Credit default swaps	$9,599	$192	—
Equity futures	$2,039	$(5)	(183)
Equity index options	$23,104	$30	(12)
Equity variance swaps	$637	$—	—
Equity total return swaps	$716	$(68)	(78)
Total derivative instruments			$(273)
Net Change			$(45)
______________

(1)
Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below) or included within future policy benefits and other policy-related balances (see footnote (3) below). FVO Securities excludes $3 million related to CSEs.

(2)	Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)	Excludes $136.0 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances.
Sensitivity to a 10% equity market increase at December 31, 2019 was ($45) million compared to $21 million at December 31, 2018.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Metropolitan Life Insurance Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 9, 2020

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2019 and 2018
(In millions, except share and per share data)

	2019	2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $154,397 and $155,175, respectively)	$169,564	$159,073
Mortgage loans (net of valuation allowances of $289 and $291, respectively; includes $210 and $210, respectively, relating to variable interest entities; includes $188 and $299, respectively, under the fair value option and $59 and $0, respectively, of mortgage loans held-for-sale)	65,549	63,687
Policy loans	6,100	6,061
Real estate and real estate joint ventures (includes $1,378 and $1,394, respectively, relating to variable interest entities and $127 and $0, respectively, under the fair value option)	6,659	6,152
Other limited partnership interests	4,954	4,481
Short-term investments, at estimated fair value	1,883	1,506
Other invested assets (includes $1,085 and $1,130, respectively, of leveraged and direct financing leases and $94 and $113, respectively, relating to variable interest entities)	16,979	16,463
Total investments	271,688	257,423
Cash and cash equivalents, principally at estimated fair value (includes $5 and $14, respectively, relating to variable interest entities)	8,927	6,882
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	1,987	2,050
Premiums, reinsurance and other receivables (includes $3 and $2, respectively, relating to variable interest entities)	22,435	21,829
Deferred policy acquisition costs and value of business acquired	3,453	4,117
Deferred income tax asset	—	43
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	4,460	3,723
Separate account assets	117,867	110,850
Total assets	$430,817	$406,917
Liabilities and Equity
Liabilities
Future policy benefits	$128,304	$126,099
Policyholder account balances	91,708	90,656
Other policy-related balances	7,732	7,264
Policyholder dividends payable	495	494
Policyholder dividend obligation	2,020	428
Payables for collateral under securities loaned and other transactions	20,365	18,472
Short-term debt	128	129
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	1,548	1,567
Current income tax payable	388	611
Deferred income tax liability	1,568	—
Other liabilities	26,082	24,620
Separate account liabilities	117,867	110,850
Total liabilities	398,205	381,190
Contingencies, Commitments and Guarantees (Note 16)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,455	12,450
Retained earnings	9,943	9,512
Accumulated other comprehensive income (loss)	10,025	3,562
Total Metropolitan Life Insurance Company stockholder’s equity	32,428	25,529
Noncontrolling interests	184	198
Total equity	32,612	25,727
Total liabilities and equity	$430,817	$406,917
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Revenues
Premiums	$21,608	$26,613	$22,925
Universal life and investment-type product policy fees	2,037	2,124	2,227
Net investment income	10,973	10,919	10,513
Other revenues	1,573	1,586	1,570
Net investment gains (losses)	346	153	334
Net derivative gains (losses)	(288)	766	(344)
Total revenues	36,249	42,161	37,225
Expenses
Policyholder benefits and claims	24,051	29,097	25,792
Interest credited to policyholder account balances	2,624	2,479	2,235
Policyholder dividends	1,038	1,085	1,097
Other expenses	4,976	5,191	5,135
Total expenses	32,689	37,852	34,259
Income (loss) before provision for income tax	3,560	4,309	2,966
Provision for income tax expense (benefit)	148	173	(561)
Net income (loss)	3,412	4,136	3,527
Less: Net income (loss) attributable to noncontrolling interests	(6)	6	2
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,418	$4,130	$3,525
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Net income (loss)	$3,412	$4,136	$3,527
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	8,053	(6,318)	4,079
Unrealized gains (losses) on derivatives	279	346	(848)
Foreign currency translation adjustments	(32)	(20)	26
Defined benefit plans adjustment	(143)	2,409	129
Other comprehensive income (loss), before income tax	8,157	(3,583)	3,386
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,711)	793	(1,077)
Other comprehensive income (loss), net of income tax	6,446	(2,790)	2,309
Comprehensive income (loss)	9,858	1,346	5,836
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	(6)	6	2
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$9,864	$1,340	$5,834
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$5	$14,413	$9,033	$3,119	$26,570	$190	$26,760
Capital contributions from MetLife, Inc.		6			6		6
Returns of capital		(20)			(20)		(20)
Purchase of operating joint venture interest from former affiliate		(249)			(249)		(249)
Dividends to MetLife, Inc.			(2,523)		(2,523)		(2,523)
Change in equity of noncontrolling interests					—	(49)	(49)
Net income (loss)			3,525		3,525	2	3,527
Other comprehensive income (loss), net of income tax				2,309	2,309		2,309
Balance at December 31, 2017	5	14,150	10,035	5,428	29,618	143	29,761
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			(917)	924	7		7
Balance at January 1, 2018	5	14,150	9,118	6,352	29,625	143	29,768
Capital contributions from MetLife, Inc.		74			74		74
Returns of capital		(2)			(2)		(2)
Transfer of employee benefit plans to an affiliate (Note 14)		(1,772)			(1,772)		(1,772)
Dividends to MetLife, Inc.			(3,736)		(3,736)		(3,736)
Change in equity of noncontrolling interests					—	49	49
Net income (loss)			4,130		4,130	6	4,136
Other comprehensive income (loss), net of income tax				(2,790)	(2,790)		(2,790)
Balance at December 31, 2018	5	12,450	9,512	3,562	25,529	198	25,727
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			78	17	95		95
Balance at January 1, 2019	5	12,450	9,590	3,579	25,624	198	25,822
Capital contributions from MetLife, Inc.		5			5		5
Dividends to MetLife, Inc.			(3,065)		(3,065)		(3,065)
Change in equity of noncontrolling interests					—	(8)	(8)
Net income (loss)			3,418		3,418	(6)	3,412
Other comprehensive income (loss), net of income tax				6,446	6,446		6,446
Balance at December 31, 2019	$5	$12,455	$9,943	$10,025	$32,428	$184	$32,612
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$3,412	$4,136	$3,527
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	99	264	395
Amortization of premiums and accretion of discounts associated with investments, net	(823)	(907)	(823)
(Gains) losses on investments and from sales of businesses, net	(346)	(153)	(334)
(Gains) losses on derivatives, net	499	(346)	900
(Income) loss from equity method investments, net of dividends or distributions	366	375	314
Interest credited to policyholder account balances	2,624	2,479	2,235
Universal life and investment-type product policy fees	(2,037)	(2,124)	(2,227)
Change in fair value option and trading securities	(151)	3	17
Change in accrued investment income	45	11	(40)
Change in premiums, reinsurance and other receivables	(200)	(309)	277
Change in deferred policy acquisition costs and value of business acquired, net	197	436	180
Change in income tax	(351)	911	(2,200)
Change in other assets	961	947	309
Change in insurance-related liabilities and policy-related balances	1,571	3,997	4,029
Change in other liabilities	277	(1,675)	(156)
Other, net	(1)	(19)	(49)
Net cash provided by (used in) operating activities	6,142	8,026	6,354
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	49,464	67,609	53,984
Equity securities	183	135	831
Mortgage loans	11,482	8,908	8,810
Real estate and real estate joint ventures	1,101	1,131	955
Other limited partnership interests	494	479	565
Purchases and originations of:
Fixed maturity securities available-for-sale	(48,421)	(61,109)	(55,973)
Equity securities	(49)	(161)	(607)
Mortgage loans	(13,458)	(13,968)	(10,680)
Real estate and real estate joint ventures	(1,443)	(463)	(885)
Other limited partnership interests	(971)	(871)	(794)
Cash received in connection with freestanding derivatives	1,759	1,798	1,661
Cash paid in connection with freestanding derivatives	(1,957)	(2,258)	(2,688)
Net change in policy loans	(39)	(55)	(61)
Net change in short-term investments	(377)	1,671	1,623
Net change in other invested assets	(8)	351	(177)
Net change in property, equipment and leasehold improvements	60	209	(177)
Other, net	(4)	4	—
Net cash provided by (used in) investing activities	$(2,184)	$3,410	$(3,613)

See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Cash flows from financing activities
Policyholder account balances:
Deposits	$74,049	$74,550	$70,258
Withdrawals	(74,571)	(78,746)	(70,215)
Net change in payables for collateral under securities loaned and other transactions	1,893	(1,399)	(525)
Long-term debt issued	—	24	169
Long-term debt repaid	(28)	(109)	(92)
Financing element on certain derivative instruments and other derivative related transactions, net	(175)	(149)	(300)
Dividends paid to MetLife, Inc.	(3,065)	(3,736)	(2,523)
Return of capital associated with the purchase of operating joint venture interest from an affiliate	—	—	(249)
Other, net	(19)	(54)	88
Net cash provided by (used in) financing activities	(1,916)	(9,619)	(3,389)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	3	(4)	3
Change in cash and cash equivalents	2,045	1,813	(645)
Cash and cash equivalents, beginning of year	6,882	5,069	5,714
Cash and cash equivalents, end of year	$8,927	$6,882	$5,069
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$104	$107	$105
Income tax	$552	$483	$1,693
Non-cash transactions
Capital contributions from MetLife, Inc.	$5	$74	$6
Returns of capital	$—	$—	$15
Operating lease liability associated with the recognition of right-of-use assets	$152	$—	$—
Transfer of employee benefit plans to an affiliate	$—	$1,772	$—
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$—	$3,016	$—
Reclassification of certain equity securities to other invested assets	$—	$733	$—
Transfer of fixed maturity securities available-for-sale from affiliates	$—	$—	$292

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
Separate Accounts
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:

•	such separate accounts are legally recognized;

•	assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;

•	investment objectives are directed by the contractholder; and

•	all investment performance, net of contract fees and assessments, is passed through to the contractholder.
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

Accounting Policy	Note
Insurance	3
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	4
Reinsurance	5
Investments	7
Derivatives	8
Fair Value	9
Employee Benefit Plans	14
Income Tax	15
Litigation Contingencies	16
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
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”), elective annuitizations of guaranteed minimum income benefits (“GMIBs”), and the life contingent portion of GMIBs that require annuitization when the account balance goes to zero.
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
The liability for policy and contract claims generally relates to incurred but not reported (“IBNR”) death, disability, and dental claims. In addition, included in other policy-related balances are claims which have been reported but not yet settled for death, disability and dental. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premiums received in advance and applies the cash received to premiums when due.
The unearned revenue liability relates to universal life and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized using the product’s estimated gross profits and margins, similar to DAC as discussed further herein. Such amortization is recorded in universal life and investment-type product policy fees.
See Note 3 for additional information on obligations assumed under structured settlement assignments.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deposits related to universal life and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related policyholder account balances.
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
Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience with the purchased business may vary from these projections.
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
See Note 4 for additional information on DAC and VOBA amortization. Amortization of DAC and VOBA is included in other expenses.
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
For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums. Unearned premiums are reflected as a component of premiums, reinsurance and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of insurance protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) in excess of the related insurance liabilities ceded (assumed) are recognized immediately as a loss and are reported in the appropriate line item within the statement of operations. Any gain on such retroactive agreement is deferred and is amortized as part of DAC, primarily using the recovery method.
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
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 7 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products.” The amortization of premium and accretion of discount also takes into consideration call and maturity dates.
The Company periodically evaluates these securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age as described in Note 7 “— Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS.”
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Mortgage Loans
The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural and residential. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 7.
Mortgage loans held-for-investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount.
Also included in mortgage loans held-for-investment are residential mortgage loans for which the fair value option (“FVO”) was elected, and which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment income.
Mortgage loans held-for-sale that were previously designated as held-for-investment, but now are designated as held-for-sale and mortgage loans originated with the intent to sell for which FVO was not elected, are stated at the lower of amortized cost or estimated fair value.
Policy Loans
Policy loans are stated at unpaid principal balances. Interest income is recorded as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Valuation allowances are not established for policy loans, as they are fully collateralized by the cash surrender value of the underlying insurance policies. Any unpaid principal and accrued interest are deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.
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
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting or the FVO for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The Company accounts for its interest in real estate joint ventures and other limited partnership interests in which it has virtually no influence over the investee’s operations at estimated fair value. Changes in estimated fair value of these investments are included in net investment gains (losses). Because of the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards.
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

•
Annuities funding structured settlement claims represent annuities funding claims assumed by the Company in its capacity as a structured settlements assignment company. The annuities are stated at their contract value, which represents the present value of the future periodic claim payments to be provided. The net investment income recognized reflects the amortization of discount of the annuity at its implied effective interest rate. See Note 3.

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

•	Investments in Federal Home Loan Bank (“FHLB”) common stock are carried at redemption value and are considered restricted investments until redeemed by the respective regional FHLBs.

•
Equity securities are reported at their estimated fair value, with changes in estimated fair value included in net investment gains (losses). Sales of securities are determined on a specific identification basis. Dividends are recognized in net investment income when declared.

•
Fair value option securities (“FVO Securities”) are primarily investments in fixed maturity securities held-for-investment that are managed on a total return basis where the FVO has been elected, with changes in estimated fair value included in net investment income.

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
Securities Lending
The Company enters into securities lending transactions, whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks. The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, and maintains it at a level greater than or equal to 100% for the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. The Company is liable to return to the counterparties the cash collateral received. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the Company’s consolidated financial statements. The Company monitors the ratio of the collateral held to the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary throughout the duration of the loan.
Repurchase Agreements
The Company participates in short-term repurchase agreements with unaffiliated financial institutions. Under these agreements, the Company lends fixed maturity securities and receives cash as collateral in an amount generally equal to 95% to 100% of the estimated fair value of the securities loaned at the inception of the transaction. The Company monitors the ratio of the collateral held to the estimated fair value of the securities loaned throughout the duration of the transaction and additional collateral is obtained as necessary. Securities loaned under such transactions may be sold or re-pledged by the transferee.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Embedded Derivatives
The Company issues certain insurance products, which include variable annuities, and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

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
Employee Benefit Plans
Through September 30, 2018, the Company sponsored various qualified and nonqualified defined benefit pension plans and other postretirement employee benefit plans covering employees who meet specified eligibility requirements of the sponsor and its participating affiliates. A December 31 measurement date is used for all of the Company’s defined benefit pension and other postretirement benefit plans.
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
Income Tax
Metropolitan Life Insurance Company and its includable subsidiaries join with MetLife, Inc. and its includable subsidiaries in filing a consolidated U.S. life insurance and non-life insurance federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Current taxes (and the benefits of tax attributes such as losses) are allocated to Metropolitan Life Insurance Company and its subsidiaries under the consolidated tax return regulations and a tax sharing agreement. Under the consolidated tax return regulations, MetLife, Inc. has elected the “percentage method” (and 100% under such method) of reimbursing companies for tax attributes, e.g., net operating losses. As a result, 100% of tax attributes are reimbursed by MetLife, Inc. to the extent that consolidated federal income tax of the consolidated federal tax return group is reduced in a year by tax attributes. On an annual basis, each of the profitable subsidiaries pays to MetLife, Inc. the federal income tax which it would have paid based upon that year’s taxable income. If Metropolitan Life Insurance Company or its includable subsidiaries have current or prior deductions and credits (including but not limited to losses) which reduce the consolidated tax liability of the consolidated federal tax return group, the deductions and credits are characterized as realized (or realizable) by Metropolitan Life Insurance Company and its includable subsidiaries when those tax attributes are realized (or realizable) by the consolidated federal tax return group, even if Metropolitan Life Insurance Company or its includable subsidiaries would not have realized the attributes on a stand-alone basis under a “wait and see” method.
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
On December 22, 2017, President Trump signed into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). See Note 15 for additional information on U.S. Tax Reform and related Staff Accounting Bulletin 118 (“SAB 118”) provisional amounts.
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
MetLife, Inc. grants certain employees stock-based compensation awards under various plans that are subject to specific vesting conditions. With the exception of performance shares granted in 2013 through 2018, and cash-payable awards, each of which are re-measured quarterly, MetLife, Inc. measures the cost of all stock-based transactions at fair value at grant date and recognizes it over the period during which a grantee must provide services in exchange for the award. Employees who meet certain age-and-service criteria receive payment or may exercise their awards regardless of ending employment. However, the award’s payment or exercisability takes place at the originally-scheduled time, i.e., is not accelerated. As a result, the award does not require the employee to provide any substantive service after attaining those age-and-service criteria. Accordingly, MetLife, Inc. recognizes compensation expense related to stock-based awards from the beginning of the vesting to the earlier of the end of the vesting period or the date the employee attains the age-and-service criteria. MetLife, Inc. incorporates an estimation of future forfeitures of stock-based awards into the determination of compensation expense when recognizing expense over the requisite service period.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $890 million and $926 million at December 31, 2019 and 2018, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $635 million and $572 million at December 31, 2019 and 2018, respectively. Related depreciation and amortization expense was $24 million, $81 million and $124 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized generally over a four-year period using the straight-line method. The cost basis of computer software was $1.3 billion at both December 31, 2019 and 2018. Accumulated amortization of capitalized software was $1.3 billion at both December 31, 2019 and 2018. Related amortization expense was $0, $90 million and $164 million for the years ended December 31, 2019, 2018 and 2017, respectively.
During the year ended December 31, 2018, the Company sold to an affiliate certain property, equipment, leasehold improvements and computer software at carrying value for a total of $785 million.
Leases
The Company, as lessee, has entered into various lease and sublease agreements for office space and equipment. At contract inception, the Company determines that an arrangement contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. For contracts that contain a lease, the Company recognizes the right-of-use (“ROU”) asset in Other assets and the lease liability in Other liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are determined using the Company’s incremental borrowing rate based upon information available at commencement date to recognize the present value of lease payments over the lease term. ROU assets also include lease payments and excludes lease incentives. Lease terms may include options to extend or terminate the lease and are included in the lease measurement when it is reasonably certain that the Company will exercise that option.
The Company has lease agreements with lease and non-lease components. The Company does not separate lease and non-lease components and accounts for these items as a single lease component for all asset classes.
The majority of the Company’s leases and subleases are operating leases related to office space. The Company recognizes lease expense for operating leases on a straight-line basis over the lease term.
Other Revenues
Other revenues primarily include fees related to service contracts from customers for prepaid legal plans, administrative services-only (“ASO”) contracts, and recordkeeping and related services. Substantially all of the revenue from the services is recognized over time as the applicable services are provided or are made available to the customers. The revenue recognized includes variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and reinsurance ceded. These fees are recognized as earned.
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
For the 2019 annual goodwill impairment tests, the Company concluded that goodwill was not impaired. The goodwill balance was $86 million and $70 million in the U.S. segment at December 31, 2019 and 2018, respectively. The goodwill balance was $31 million in the MetLife Holdings segment at both December 31, 2019 and 2018.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Except as noted below, the ASUs adopted by the Company effective January 1, 2019 did not have a material impact on its consolidated financial statements or disclosures.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans
The new guidance removes certain disclosures that no longer are considered cost beneficial, clarifies the specific requirements of certain disclosures, and adds disclosure requirements identified as relevant for employers that sponsor defined benefit pension or other postretirement plans.

		December 31, 2020. The Company early adopted using a retrospective approach to all periods presented.	The adoption of the new guidance did not have an impact on the Company’s consolidated financial statements. The Company has included updated disclosures within Note 14.
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
The adoption of the guidance resulted in an $18 million, net of income tax, increase to AOCI with a corresponding decrease to retained earnings due to the reclassification of hedge ineffectiveness for cash flow hedging relationships existing as of January 1, 2019. The Company has included expanded disclosures within Note 8.

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

The adoption of this guidance resulted in the recording of additional net ROU assets and lease liabilities of approximately $866 million and $950 million, respectively, as of January 1, 2019. The reduction of ROU assets was a result of adjustments for prepaid/deferred rent, unamortized initial direct costs and impairment of certain ROU assets based on the net present value of the remaining minimum lease payments and sublease revenues. In addition, retained earnings increased by $95 million, net of income tax, as a result of the recognition of deferred gains on previous sale leaseback transactions. The guidance did not have a material impact on the Company’s consolidated net income and cash flows. The Company has included expanded disclosures on the consolidated balance sheets and in Notes 7 and 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2019 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The new guidance simplifies the accounting for income taxes by removing certain exceptions to the tax accounting guidance and providing clarification to other specific tax accounting guidance to eliminate variations in practice. Specifically, it removes the exceptions related to the a) incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, b) recognition of a deferred tax liability when foreign investment ownership changes from equity method investment to consolidated subsidiary and vice versa and c) use of interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance also simplifies the application of the income tax guidance for franchise taxes that are partially based on income and the accounting for tax law changes during interim periods, clarifies the accounting for transactions that result in a step-up in tax basis of goodwill, provides for the option to elect allocation of consolidated income taxes to entities disregarded by taxing authorities for their stand-alone reporting, and requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.

		January 1, 2021. The new guidance should be applied either on a retrospective, modified retrospective or prospective basis based on what items the amendments relates to. Early adoption is permitted.	The Company has started its implementation efforts and is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date

The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of the amendments in update 2018-12 for all entities.
January 1, 2022, to be applied retrospectively to January 1, 2020 (with early adoption permitted).
The Company has started its implementation efforts and is currently evaluating the impact of the new guidance. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on the Company’s consolidated financial statements.

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
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses

This new guidance requires an allowance for credit losses based on the expectation of lifetime credit losses on financing receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and leases other than operating leases.

The current model for OTTI on AFS debt securities has been modified and requires the recording of an allowance for credit losses instead of a reduction of the carrying value. Any improvements in expected future cash flows will no longer be reflected as a prospective yield adjustment, but instead will be reflected as a reduction in the allowance. The new guidance also replaces the model for purchased credit impaired debt securities and financing receivables and requires the establishment of an allowance for credit losses at acquisition, which is added to the purchase price to establish the initial amortized cost of the instrument.

The new guidance also requires enhanced disclosures.
January 1, 2020, to be applied on a modified retrospective basis, which requires transition adjustments to be recorded as a cumulative effect adjustment to retained earnings.
The Company has finalized the development of the credit loss models for its financing receivables carried at amortized cost. The development of these credit loss models included data input validations, updates to information systems and enhanced policies and controls. At December 31, 2019, the allowance for credit losses was approximately 0.50% of the amortized cost of financing receivables in scope. The Company estimates that upon adoption, the allowance for credit losses will be less than 1.00% of the amortized cost of financing receivables in scope. The increase in the allowance for credit losses primarily relates to the Company’s residential mortgage loan portfolio.

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
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including enterprise-wide strategic initiative restructuring charges), the Company’s ancillary non-U.S. operations, interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, and the elimination of intersegment amounts (which generally relate to affiliated reinsurance and intersegment loans, bearing interest rates commensurate with related borrowings).
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2019, 2018 and 2017 and at December 31, 2019 and 2018. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Year Ended December 31, 2019	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$18,510	$3,098	$—	$21,608	$—	$21,608
Universal life and investment-type product policy fees	1,037	912	—	1,949	88	2,037
Net investment income	6,647	4,688	(73)	11,262	(289)	10,973
Other revenues	815	220	538	1,573	—	1,573
Net investment gains (losses)	—	—	—	—	346	346
Net derivative gains (losses)	—	—	—	—	(288)	(288)
Total revenues	27,009	8,918	465	36,392	(143)	36,249
Expenses
Policyholder benefits and claims and policyholder dividends	18,963	5,920	—	24,883	206	25,089
Interest credited to policyholder account balances	1,925	718	—	2,643	(19)	2,624
Capitalization of DAC	(53)	10	—	(43)	—	(43)
Amortization of DAC and VOBA	55	220	—	275	(36)	239
Interest expense on debt	10	8	87	105	—	105
Other expenses	2,947	844	877	4,668	7	4,675
Total expenses	23,847	7,720	964	32,531	158	32,689
Provision for income tax expense (benefit)	656	232	(677)	211	(63)	148
Adjusted earnings	$2,506	$966	$178	3,650
Adjustments to:
Total revenues				(143)
Total expenses				(158)
Provision for income tax (expense) benefit				63
Net income (loss)				$3,412		$3,412

At December 31, 2019	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$246,319	$156,327	$28,171	$430,817
Separate account assets	$73,056	$44,811	$—	$117,867
Separate account liabilities	$73,056	$44,811	$—	$117,867

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

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Life insurance	$13,413	$13,251	$13,139
Accident & health insurance	8,556	8,071	7,933
Annuities	2,917	8,685	5,390
Other	332	316	260
Total	$25,218	$30,323	$26,722

Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from one U.S. segment customer were $3.0 billion, $3.1 billion and $2.8 billion for the years ended December 31, 2019, 2018 and 2017, respectively, which represented 12%, 10% and 11% of the consolidated premiums, universal life and investment-type product policy fees and other revenues, respectively. Revenues derived from the second U.S. segment customer were $6.0 billion for the year ended December 31, 2018, which represented 20% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2019, 2018 and 2017.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

3. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2019	2018
	(In millions)
U.S.	$139,081	$135,003
MetLife Holdings	88,451	88,725
Corporate & Other	212	291
Total	$227,744	$224,019

See Note 5 for discussion of affiliated reinsurance liabilities included in the table above.
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
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

Participating business represented 3% of the Company’s life insurance in-force at both December 31, 2019 and 2018. Participating policies represented 19%, 20% and 21% of gross traditional life insurance premiums for the years ended December 31, 2019, 2018 and 2017, respectively.
Policyholder account balances are equal to: (i) policy account values, which consist of an accumulation of gross premium payments; and (ii) credited interest, ranging from less than 1% to 8%, less expenses, mortality charges and withdrawals.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Guarantees
The Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and certain non-life contingent portions of GMIBs are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 8. Guarantees accounted for as insurance liabilities include:

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs and GMWBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct:
Balance at January 1, 2017	$268	$467	$620	$102	$1,457
Incurred guaranteed benefits	58	112	105	7	282
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2017	326	579	725	109	1,739
Incurred guaranteed benefits	3	162	95	5	265
Paid guaranteed benefits	(12)	(3)	—	—	(15)
Balance at December 31, 2018	317	738	820	114	1,989
Incurred guaranteed benefits	57	19	255	52	383
Paid guaranteed benefits	(13)	—	—	—	(13)
Balance at December 31, 2019	$361	$757	$1,075	$166	$2,359
Ceded:
Balance at January 1, 2017	$44	$(21)	$249	$71	$343
Incurred guaranteed benefits	(44)	21	23	5	5
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2017	—	—	272	76	348
Incurred guaranteed benefits	—	—	29	4	33
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2018	—	—	301	80	381
Incurred guaranteed benefits	—	—	95	15	110
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2019	$—	$—	$396	$95	$491
Net:
Balance at January 1, 2017	$224	$488	$371	$31	$1,114
Incurred guaranteed benefits	102	91	82	2	277
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2017	326	579	453	33	1,391
Incurred guaranteed benefits	3	162	66	1	232
Paid guaranteed benefits	(12)	(3)	—	—	(15)
Balance at December 31, 2018	317	738	519	34	1,608
Incurred guaranteed benefits	57	19	160	37	273
Paid guaranteed benefits	(13)	—	—	—	(13)
Balance at December 31, 2019	$361	$757	$679	$71	$1,868

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	December 31,
	2019				2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$49,207		$21,472		$47,393		$20,692
Separate account value (1)	$39,679		$20,666		$37,342		$19,839
Net amount at risk	$1,195	(3)	$524	(4)	$2,433	(3)	$418	(4)
Average attained age of contractholders	68 years		66 years		67 years		65 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$143		N/A		$144
Net amount at risk	N/A		$80	(5)	N/A		$85	(5)
Average attained age of contractholders	N/A		54 years		N/A		53 years

	December 31,
	2019		2018
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,909	$899	$4,614	$937
Net amount at risk (6)	$41,385	$5,884	$44,596	$6,290
Average attained age of policyholders	57 years	64 years	55 years	63 years
______________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Guarantees — Separate Accounts
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2019	2018
	(In millions)
Fund Groupings:
Equity	$21,960	$18,073
Balanced	17,396	15,831
Bond	3,024	2,885
Money Market	48	53
Total	$42,428	$36,842

Obligations Assumed Under Structured Settlement Assignments
The Company assumed structured settlement claim obligations as an assignment company. These liabilities are measured at the present value of the periodic claims to be provided and reported as other policy-related balances. The Company received a fee for assuming these claim obligations and, as the assignee of the claim, is legally obligated to ensure periodic payments are made to the claimant. The Company purchased annuities to fund these periodic payment claim obligations and designates payments to be made directly to the claimant by the annuity writer. These annuities funding structured settlement claims are recorded as an investment. The Company has recorded unpaid claim obligations and annuity contracts of equal amounts of $1.3 billion for both the years ended December 31, 2019 and 2018. See Note 1.
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2019, 2018 and 2017, the Company issued $37.3 billion, $41.8 billion and $42.7 billion, respectively, and repaid $36.4 billion, $43.7 billion and $41.4 billion, respectively, of such funding agreements. At December 31, 2019 and 2018, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $34.6 billion and $32.3 billion, respectively.
Metropolitan Life Insurance Company is a member of the FHLB of New York. Holdings of common stock of the FHLB of New York, included in other invested assets, were $737 million and $724 million at December 31, 2019 and 2018, respectively.
The Company has also entered into funding agreements with the FHLB of New York and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2019	2018	2019		2018
	(In millions)
FHLB of New York (1)	$14,445	$14,245	$16,570	(2)	$16,340	(2)
Farmer Mac (3)	$2,550	$2,550	$2,670		$2,639
__________________

(1)
Represents funding agreements issued to the FHLB of New York in exchange for cash and for which the FHLB of New York has been granted a lien on certain assets, some of which are in the custody of the FHLB of New York, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under such funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLB of New York as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLB of New York’s recovery on the collateral is limited to the amount of the Company’s liability to the FHLB of New York.

(2)	Advances are collateralized by mortgage-backed securities. The amount of collateral presented is at estimated fair value.

(3)
Represents funding agreements issued to a subsidiary of Farmer Mac. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of collateral presented is at carrying value.

Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2019. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. Where practical, up to 10 years of history has been provided. The information about incurred and paid claims development prior to 2019 is presented as supplementary information.
U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance									At December 31, 2019
	For the Years Ended December 31,									Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Dollars in millions)
2011	$6,318	$6,290	$6,293	$6,269	$6,287	$6,295	$6,294	$6,295	$6,297	$1	207,857
2012		6,503	6,579	6,569	6,546	6,568	6,569	6,569	6,572	2	209,500
2013			6,637	6,713	6,719	6,720	6,730	6,720	6,723	2	212,019
2014				6,986	6,919	6,913	6,910	6,914	6,919	4	214,563
2015					7,040	7,015	7,014	7,021	7,024	5	216,429
2016						7,125	7,085	7,095	7,104	8	215,108
2017							7,432	7,418	7,425	15	253,613
2018								7,757	7,655	37	235,820
2019									7,935	848	185,891
Total									63,654
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance									(61,612)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance									15
Total unpaid claims and claim adjustment expenses, net of reinsurance									$2,057

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(In millions)
2011	$4,982	$6,194	$6,239	$6,256	$6,281	$6,290	$6,292	$6,295	$6,296
2012		5,132	6,472	6,518	6,532	6,558	6,565	6,566	6,569
2013			5,216	6,614	6,664	6,678	6,711	6,715	6,720
2014				5,428	6,809	6,858	6,869	6,902	6,912
2015					5,524	6,913	6,958	6,974	7,008
2016						5,582	6,980	7,034	7,053
2017							5,761	7,292	7,355
2018								6,008	7,521
2019									6,178
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance									$61,612

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Group Life - Term	78.3%	20.0%	0.7%	0.2%	0.4%	0.1%	—%	—%	—%

Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance									At December 31, 2019
	For the Years Ended December 31,									Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Dollars in millions)
2011	$955	$916	$894	$914	$924	$923	$918	$917	$914	$—	21,644
2012		966	979	980	1,014	1,034	1,037	1,021	1,015	—	20,085
2013			1,008	1,027	1,032	1,049	1,070	1,069	1,044	—	21,137
2014				1,076	1,077	1,079	1,101	1,109	1,098	—	22,851
2015					1,082	1,105	1,093	1,100	1,087	—	21,203
2016						1,131	1,139	1,159	1,162	—	17,958
2017							1,244	1,202	1,203	12	16,266
2018								1,240	1,175	35	14,869
2019									1,277	657	8,350
Total									9,975
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance									(4,713)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance									1,829
Total unpaid claims and claim adjustment expenses, net of reinsurance									$7,091

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(In millions)
2011	$44	$217	$337	$411	$478	$537	$588	$635	$670
2012		43	229	365	453	524	591	648	694
2013			43	234	382	475	551	622	676
2014				51	266	428	526	609	677
2015					50	264	427	524	601
2016						49	267	433	548
2017							56	290	476
2018								54	314
2019									57
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance									$4,713

Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Group Long-Term Disability	4.5%	19.4%	14.3%	8.9%	7.2%	6.5%	5.5%	4.8%	4.0%

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
For Group Life - Term and Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2019 compared to the 2018 incurral year due to the growth in the size of the business.
There were no significant changes in methodologies for the year ended December 31, 2019. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
No additional premiums or return premiums have been accrued as a result of the prior year development.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.0 billion at both December 31, 2019 and 2018. Using interest rates ranging from 3% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.2 billion and $1.3 billion at December 31, 2019 and 2018, respectively. The amount of interest accretion recognized was $470 million, $509 million and $510 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts were reflected in policyholder benefits and claims.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

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

	December 31, 2019
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$2,057
Group Long-Term Disability	7,091
Total		$9,148
Other insurance lines - all segments combined		671
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		9,819

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	13
Group Long-Term Disability	133
Total		146
Other insurance lines - all segments combined		29
Total reinsurance recoverable on unpaid claims		175
Total unpaid claims and allocated claims adjustment expense		9,994
Discounting		(1,233)
Liability for unpaid claims and claim adjustment liabilities - short-duration		8,761
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		4,379
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$13,140

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance at January 1,	$12,590	$12,090	$11,621
Less: Reinsurance recoverables	1,497	1,401	1,251
Net balance at January 1,	11,093	10,689	10,370
Incurred related to:
Current year	17,711	16,714	16,264
Prior years (1)	44	241	175
Total incurred	17,755	16,955	16,439
Paid related to:
Current year	(12,934)	(12,359)	(12,212)
Prior years	(4,299)	(4,192)	(3,908)
Total paid	(17,233)	(16,551)	(16,120)
Net balance at December 31,	11,615	11,093	10,689
Add: Reinsurance recoverables	1,525	1,497	1,401
Balance at December 31,	$13,140	$12,590	$12,090
______________

(1)	For the years ended December 31, 2019, 2018 and 2017, claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in the current year.
Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $72.2 billion and $66.0 billion at December 31, 2019 and 2018, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $45.6 billion and $44.8 billion at December 31, 2019 and 2018, respectively. The latter category consisted primarily of guaranteed interest contracts (“GICs”). The average interest rate credited on these contracts was 2.91% and 2.68% at December 31, 2019 and 2018, respectively.
For the years ended December 31, 2019, 2018 and 2017, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

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
Participating, Dividend-Paying Traditional Contracts
The Company amortizes DAC and VOBA related to these contracts over the estimated lives of the contracts in proportion to actual and expected future gross margins. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The future gross margins are dependent principally on investment returns, policyholder dividend scales, mortality, persistency, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. For participating contracts within the closed block (dividend-paying traditional contracts) future gross margins are also dependent upon changes in the policyholder dividend obligation. See Note 6. Of these factors, the Company anticipates that investment returns, expenses, persistency and other factor changes, as well as policyholder dividend scales, are reasonably likely to impact significantly the rate of DAC and VOBA amortization. Each reporting period, the Company updates the estimated gross margins with the actual gross margins for that period. When the actual gross margins change from previously estimated gross margins, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. When actual gross margins exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the actual gross margins are below the previously estimated gross margins. Each reporting period, the Company also updates the actual amount of business in-force, which impacts expected future gross margins. When expected future gross margins are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to earnings. The opposite result occurs when the expected future gross margins are above the previously estimated expected future gross margins. Each period, the Company also reviews the estimated gross margins for each block of business to determine the recoverability of DAC and VOBA balances.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
DAC:
Balance at January 1,	$4,089	$4,320	$4,714
Capitalizations	43	34	61
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	25	(114)	91
Other expenses	(263)	(355)	(331)
Total amortization	(238)	(469)	(240)
Unrealized investment gains (losses)	(467)	204	(215)
Balance at December 31,	3,427	4,089	4,320
VOBA:
Balance at January 1,	28	28	29
Amortization related to other expenses	(1)	(1)	(1)
Unrealized investment gains (losses)	(1)	1	—
Balance at December 31,	26	28	28
Total DAC and VOBA:
Balance at December 31,	$3,453	$4,117	$4,348

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2019	2018
	(In millions)
U.S.	$405	$403
MetLife Holdings	3,048	3,709
Corporate & Other	—	5
Total	$3,453	$4,117

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
DSI:
Balance at January 1,	$93	$93	$105
Capitalization	1	1	1
Amortization	(20)	(15)	(8)
Unrealized investment gains (losses)	(12)	14	(5)
Balance at December 31,	$62	$93	$93

VODA and VOCRA:
Balance at January 1,	$181	$207	$235
Amortization	(24)	(26)	(28)
Balance at December 31,	$157	$181	$207
Accumulated amortization	$300	$276	$250

The estimated future amortization expense to be reported in other expenses for the next five years was as follows:

	VOBA	VODA and VOCRA
	(In millions)
2020	$2	$22
2021	$2	$19
2022	$2	$17
2023	$2	$15
2024	$2	$13

5. Reinsurance
The Company enters into reinsurance agreements that transfers risk from its various insurance products to affiliated and unaffiliated companies. These cessions limit losses, minimize exposure to significant risks and provide additional capacity for future growth. The Company also provides reinsurance by accepting risk from affiliates and nonaffiliates.
Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in Note 7.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)

The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary from 50% to 100% of all the risks of the policies.
The Company’s RIS business has periodically engaged in reinsurance activities on an opportunistic basis. There were no new transactions during the periods presented.
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
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2019 and 2018 were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $1.8 billion and $1.9 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2019 and 2018, respectively.
At December 31, 2019, the Company had $2.6 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $1.9 billion, or 73%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.3 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2018, the Company had $2.9 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $2.0 billion, or 69%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.3 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Premiums
Direct premiums	$21,804	$26,883	$23,062
Reinsurance assumed	811	752	1,116
Reinsurance ceded	(1,007)	(1,022)	(1,253)
Net premiums	$21,608	$26,613	$22,925
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,331	$2,382	$2,492
Reinsurance assumed	(15)	9	12
Reinsurance ceded	(279)	(267)	(277)
Net universal life and investment-type product policy fees	$2,037	$2,124	$2,227
Other revenues
Direct other revenues	$1,007	$1,017	$930
Reinsurance assumed	(5)	(11)	35
Reinsurance ceded	571	580	605
Net other revenues	$1,573	$1,586	$1,570
Policyholder benefits and claims
Direct policyholder benefits and claims	$24,469	$29,589	$26,199
Reinsurance assumed	728	691	875
Reinsurance ceded	(1,146)	(1,183)	(1,282)
Net policyholder benefits and claims	$24,051	$29,097	$25,792
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$2,592	$2,446	$2,199
Reinsurance assumed	44	46	49
Reinsurance ceded	(12)	(13)	(13)
Net interest credited to policyholder account balances	$2,624	$2,479	$2,235
Other expenses
Direct other expenses	$4,464	$4,650	$4,489
Reinsurance assumed	50	71	138
Reinsurance ceded	462	470	508
Net other expenses	$4,976	$5,191	$5,135

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)

The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2019				2018
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$2,767	$700	$18,968	$22,435	$2,094	$518	$19,217	$21,829
Deferred policy acquisition costs and value of business acquired	3,657	14	(218)	3,453	4,343	15	(241)	4,117
Total assets	$6,424	$714	$18,750	$25,888	$6,437	$533	$18,976	$25,946
Liabilities
Future policy benefits	$127,058	$1,252	$(6)	$128,304	$124,787	$1,313	$(1)	$126,099
Policyholder account balances	91,550	158	—	91,708	90,489	167	—	90,656
Other policy-related balances	7,466	257	9	7,732	7,021	231	12	7,264
Other liabilities	7,211	2,318	16,553	26,082	6,084	2,242	16,294	24,620
Total liabilities	$233,285	$3,985	$16,556	$253,826	$228,381	$3,953	$16,305	$248,639

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $13.7 billion and $14.1 billion at December 31, 2019 and 2018, respectively. The deposit liabilities on reinsurance were $1.7 billion and $1.8 billion at December 31, 2019 and 2018, respectively.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, and Metropolitan Tower Life Insurance Company, all of which are related parties. Additionally, the Company has reinsurance agreements with Brighthouse Financial, Inc. and its subsidiaries ("Brighthouse”), a former subsidiary of MetLife, Inc. In August 2017, MetLife, Inc. completed the separation of Brighthouse and retained 19.2% of Brighthouse Financial, Inc. common stock outstanding. In June 2018, MetLife, Inc. sold its Brighthouse Financial, Inc. common stock and Brighthouse was no longer considered a related party.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$9	$9	$122
Reinsurance ceded	(115)	(117)	(132)
Net premiums	$(106)	$(108)	$(10)
Universal life and investment-type product policy fees
Reinsurance assumed	$1	$(1)	$12
Reinsurance ceded	(17)	(18)	(19)
Net universal life and investment-type product policy fees	$(16)	$(19)	$(7)
Other revenues
Reinsurance assumed	$(19)	$—	$37
Reinsurance ceded	533	541	563
Net other revenues	$514	$541	$600
Policyholder benefits and claims
Reinsurance assumed	$4	$11	$69
Reinsurance ceded	(153)	(120)	(122)
Net policyholder benefits and claims	$(149)	$(109)	$(53)
Interest credited to policyholder account balances
Reinsurance assumed	$30	$38	$47
Reinsurance ceded	(12)	(13)	(13)
Net interest credited to policyholder account balances	$18	$25	$34
Other expenses
Reinsurance assumed	$—	$10	$40
Reinsurance ceded	533	543	600
Net other expenses	$533	$553	$640

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)

Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2019		2018
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$—	$12,584	$—	$12,676
Deferred policy acquisition costs and value of business acquired	—	(160)	—	(175)
Total assets	$—	$12,424	$—	$12,501
Liabilities
Future policy benefits	$55	$(6)	$61	$(1)
Policyholder account balances	131	—	141	—
Other policy-related balances	1	9	6	12
Other liabilities	824	12,695	841	12,366
Total liabilities	$1,011	$12,698	$1,049	$12,377

The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $21 million and $4 million at December 31, 2019 and 2018, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($17) million, $12 million and ($6) million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company ceded risks to a former affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). Related party net derivative gains (losses) associated with the embedded derivatives were $0, $0 and ($110) million for the years ended December 31, 2019, 2018 and 2017, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and was $996 million and $461 million at December 31, 2019 and 2018, respectively. Net derivative gains (losses) associated with the embedded derivative were ($535) million, $421 million and ($115) million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company assumed risks from former affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). Related party net derivative gains (losses) associated with the embedded derivatives were $0, $1 million and $263 million for the years ended December 31, 2019, 2018 and 2017, respectively.
In January 2017, Brighthouse recaptured risks related to certain variable annuities, including guaranteed minimum benefits, reinsured by the Company. The Company recognized a gain of $178 million, net of income tax, for the year ended December 31, 2017 as a result of these transactions.
In January 2017, the Company recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities reinsured by Brighthouse. The Company recognized a loss of $89 million, net of income tax, for the year ended December 31, 2017, as a result of this transaction.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $528 million and $451 million of unsecured affiliated reinsurance recoverable balances at December 31, 2019 and 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)

Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $11.2 billion and $11.4 billion at December 31, 2019 and 2018, respectively. The deposit liabilities on affiliated reinsurance were $821 million and $837 million at December 31, 2019 and 2018, respectively.
6. Closed Block
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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2019	2018
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,379	$40,032
Other policy-related balances	423	317
Policyholder dividends payable	432	431
Policyholder dividend obligation	2,020	428
Deferred income tax liability	79	28
Other liabilities	81	328
Total closed block liabilities	42,414	41,564
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,977	25,354
Mortgage loans	7,052	6,778
Policy loans	4,489	4,527
Real estate and real estate joint ventures	544	544
Other invested assets	416	747
Total investments	38,478	37,950
Cash and cash equivalents	448	—
Accrued investment income	419	443
Premiums, reinsurance and other receivables	75	83
Current income tax recoverable	91	69
Total assets designated to the closed block	39,511	38,545
Excess of closed block liabilities over assets designated to the closed block	2,903	3,019
Amounts included in AOCI:
Unrealized investment gains (losses), net of income tax	2,453	1,089
Unrealized gains (losses) on derivatives, net of income tax	97	86
Allocated to policyholder dividend obligation, net of income tax	(1,596)	(338)
Total amounts included in AOCI	954	837
Maximum future earnings to be recognized from closed block assets and liabilities	$3,857	$3,856

Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance at January 1,	$428	$2,121	$1,931
Change in unrealized investment and derivative gains (losses)	1,592	(1,693)	190
Balance at December 31,	$2,020	$428	$2,121

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Revenues
Premiums	$1,580	$1,672	$1,736
Net investment income	1,740	1,758	1,818
Net investment gains (losses)	(7)	(71)	1
Net derivative gains (losses)	12	22	(32)
Total revenues	3,325	3,381	3,523
Expenses
Policyholder benefits and claims	2,291	2,475	2,453
Policyholder dividends	924	968	976
Other expenses	111	117	125
Total expenses	3,326	3,560	3,554
Revenues, net of expenses before provision for income tax expense (benefit)	(1)	(179)	(31)
Provision for income tax expense (benefit)	(2)	(39)	12
Revenues, net of expenses and provision for income tax expense (benefit)	$1	$(140)	$(43)

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
7. Investments
See Note 9 for information about the fair value hierarchy for investments and the related valuation methodologies.
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
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, asset-backed securities (“ABS”), certain structured investment transactions and FVO Securities) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. RMBS includes agency, prime, alternative and sub-prime mortgage-backed securities. ABS includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are collectively, “Structured Products.”

	December 31, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)

U.S. corporate	$52,446	$6,236	$223	$—	$58,459	$53,927	$2,440	$1,565	$—	$54,802
Foreign corporate	28,421	2,397	517	—	30,301	26,592	674	1,303	—	25,963
U.S. government and agency	25,568	3,706	26	—	29,248	28,139	2,388	366	—	30,161
RMBS	21,476	1,324	59	(32)	22,773	22,186	831	305	(25)	22,737
ABS	10,215	47	61	—	10,201	8,599	40	112	—	8,527
Municipals	6,419	1,450	13	—	7,856	6,070	907	30	—	6,947
CMBS	5,523	214	17	—	5,720	5,471	48	75	—	5,444
Foreign government	4,329	724	47	—	5,006	4,191	408	107	—	4,492
Total fixed maturity securities AFS	$154,397	$16,098	$963	$(32)	$169,564	$155,175	$7,736	$3,863	$(25)	$159,073

__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “—Net Unrealized Investment Gains (Losses).”

Methodology for Amortization of Premium and Accretion of Discount on Structured Products
Amortization of premium and accretion of discount on Structured Products considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for Structured Products are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive and certain prepayment-sensitive Structured Products, the effective yield is recalculated on a prospective basis. For all other Structured Products, the effective yield is recalculated on a retrospective basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Maturities of Fixed Maturity Securities AFS
The amortized cost and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost	$11,075	$22,190	$26,917	$57,001	$37,214	$154,397
Estimated fair value	$11,064	$22,737	$29,214	$67,855	$38,694	$169,564

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities AFS not due at a single maturity date have been presented in the year of final contractual maturity. Structured Products are shown separately, as they are not due at a single maturity.
Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position at:

	December 31, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)

U.S. corporate	$2,036	$77	$1,304	$146	$23,398	$1,176	$3,043	$389
Foreign corporate	1,368	93	3,499	424	12,911	893	2,138	410
U.S. government and agency	1,552	26	29	—	4,322	29	7,948	337
RMBS	1,479	15	524	12	5,611	107	4,482	173
ABS	2,428	13	3,778	48	5,958	105	223	7
Municipals	508	13	1	—	675	22	94	8
CMBS	857	5	212	12	2,455	45	344	30
Foreign government	149	6	215	41	1,364	83	191	24
Total fixed maturity securities AFS	$10,377	$248	$9,562	$683	$56,694	$2,460	$18,463	$1,378
Total number of securities in an unrealized loss position	1,059		802		5,263		1,125

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to Structured Products, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; (viii) the potential for impairments due to weakening of foreign currencies on non-functional currency denominated securities that are near maturity; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
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

•
Additional considerations are made when assessing the unique features that apply to certain Structured Products including, but not limited to: the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, and the payment priority within the tranche structure of the security.

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
Current Period Evaluation
Based on the Company’s current evaluation of its securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2019. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, and foreign currency exchange rates. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities AFS decreased $2.9 billion for the year ended December 31, 2019 to $931 million. The decrease in gross unrealized losses for the year ended December 31, 2019, was primarily attributable to decreases in interest rates, narrowing credit spreads and to a lesser extent, foreign currency exchange rate movements.
At December 31, 2019, $141 million of the total $931 million of gross unrealized losses were from 42 fixed maturity securities AFS with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Investment Grade Fixed Maturity Securities AFS
Of the $141 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $90 million, or 64%, were related to gross unrealized losses on 18 investment grade fixed maturity securities AFS. Unrealized losses on investment grade fixed maturity securities AFS are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities AFS, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $141 million of gross unrealized losses on fixed maturity securities AFS with an unrealized loss of 20% or more of amortized cost for six months or greater, $51 million, or 36%, were related to gross unrealized losses on 24 below investment grade fixed maturity securities AFS. Unrealized losses on below investment grade fixed maturity securities AFS are principally related to U.S. and foreign corporate securities (primarily industrial) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers and evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2019		2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$37,311	56.9%	$38,123	59.9%
Agricultural	15,705	23.9	14,164	22.2
Residential	12,575	19.2	11,392	17.9
Total recorded investment	65,591	100.0	63,679	100.0
Valuation allowances	(289)	(0.4)	(291)	(0.5)
Subtotal mortgage loans, net	65,302	99.6	63,388	99.5
Residential — FVO (1)	188	0.3	299	0.5
Total mortgage loans held-for-investment, net	65,490	99.9%	63,687	100.0%
Mortgage loans held-for-sale	59	0.1	—	—
Total mortgage loans, net	$65,549	100.0%	$63,687	100.0%

(1) Information on residential mortgage loans — FVO is presented in Note 9. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The amount of net discounts, included within total recorded investment, primarily residential, was $852 million and $907 million at December 31, 2019 and 2018, respectively.
Purchases of mortgage loans, primarily residential, were $4.0 billion, $3.4 billion and $3.1 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company originates and acquires unaffiliated mortgage loans and simultaneously sells a portion to affiliates under master participation agreements. The aggregate amount of mortgage loan participation interests in unaffiliated mortgage loans sold by the Company to affiliates for the years ended December 31, 2019, 2018 and 2017 was $100 million, $1.5 billion and $2.5 billion, respectively. In connection with the mortgage loan participations, the Company collected mortgage loan principal and interest payments from unaffiliated borrowers on behalf of affiliates and remitted such receipts to the affiliates in the amount of $951 million, $1.5 billion and $1.8 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company purchases unaffiliated mortgage loan participation interests under a master participation agreement from an affiliate, simultaneously with the affiliate’s origination or acquisition of mortgage loans. The aggregate amount of unaffiliated mortgage loan participation interests purchased by the Company from such affiliate for the years ended December 31, 2019 and 2018 was $4.1 billion and $3.7 billion, respectively. The Company did not purchase any unaffiliated mortgage loan participation interests for the year ended December 31, 2017. In connection with the mortgage loan participations, the affiliate collected mortgage loan principal and interest payments on the Company’s behalf and the affiliate remitted such payments to the Company in the amount of $403 million and $119 million for the year ended December 31, 2019 and 2018, respectively.

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

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value	Average Recorded Investment
	(In millions)
December 31, 2019
Commercial	$—	$—	$—	$—	$—	$37,311	$186	$—	$—
Agricultural	56	56	3	196	196	15,453	46	249	200
Residential	—	—	—	473	427	12,148	54	427	406
Total	$56	$56	$3	$669	$623	$64,912	$286	$676	$606
December 31, 2018
Commercial	$—	$—	$—	$—	$—	$38,123	$190	$—	$—
Agricultural	31	31	3	169	169	13,964	41	197	123
Residential	—	—	—	431	386	11,006	57	386	358
Total	$31	$31	$3	$600	$555	$63,093	$288	$583	$481

The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $5 million, $32 million and $285 million, respectively, for the year ended December 31, 2017.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2017	$167	$38	$62	$267
Provision (release)	6	4	8	18
Charge-offs, net of recoveries	—	(2)	(12)	(14)
Balance at December 31, 2017	173	40	58	271
Provision (release)	17	4	7	28
Charge-offs, net of recoveries	—	—	(8)	(8)
Balance at December 31, 2018	190	44	57	291
Provision (release)	(4)	10	7	13
Charge-offs, net of recoveries	—	(5)	(10)	(15)
Balance at December 31, 2019	$186	$49	$54	$289

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
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans held-for-investment was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2019
Loan-to-value ratios:
Less than 65%	$28,908	$961	$426	$30,295	81.2%	$31,461	81.5%
65% to 75%	5,307	47	346	5,700	15.3	5,844	15.1
76% to 80%	482	—	238	720	1.9	714	1.9
Greater than 80%	401	195	—	596	1.6	575	1.5
Total	$35,098	$1,203	$1,010	$37,311	100.0%	$38,594	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$31,282	$723	$85	$32,090	84.2%	$32,440	84.3%
65% to 75%	4,759	—	21	4,780	12.5	4,829	12.6
76% to 80%	340	210	56	606	1.6	585	1.5
Greater than 80%	480	167	—	647	1.7	613	1.6
Total	$36,861	$1,100	$162	$38,123	100.0%	$38,467	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans held-for-investment was as follows at:

	December 31,
	2019		2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$14,741	93.9%	$13,075	92.3%
65% to 75%	851	5.4	1,034	7.3
76% to 80%	71	0.4	32	0.2
Greater than 80%	42	0.3	23	0.2
Total	$15,705	100.0%	$14,164	100.0%

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans held-for-investment was as follows at:

	December 31,
	2019		2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$12,198	97.0%	$10,990	96.5%
Nonperforming (1)	377	3.0	402	3.5
Total	$12,575	100.0%	$11,392	100.0%

__________________

(1)	Includes residential mortgage loans held-for-investment in process of foreclosure of $117 million and $140 million at December 31, 2019 and 2018, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2019 and 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In millions)
Commercial	$—	$—	$—	$—	$167	$167
Agricultural	124	204	2	109	137	105
Residential	377	402	—	—	377	402
Total	$501	$606	$2	$109	$681	$674

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
For the year ended December 31, 2019, the Company had 396 residential mortgage loans modified in a troubled debt restructuring with carrying value of $97 million and $87 million pre-modification and post-modification, respectively. For the year ended December 31, 2018, the Company had 440 residential mortgage loans modified in a troubled debt restructuring with carrying value of $96 million and $92 million pre-modification and post-modification, respectively.
For the year ended December 31, 2019, the Company had three agricultural mortgage loans modified in a troubled debt restructuring with carrying value of $111 million for both pre-modification and post-modification. For the year ended December 31, 2018, the Company did not have a significant amount of agricultural mortgage loans modified in a troubled debt restructuring. For both years ended December 31, 2019 and 2018, the Company did not have commercial mortgage loans modified in a troubled debt restructuring.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2019	2018	2019	2018	2017
	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,586	$1,134	$165	$210	$209
Other real estate investments	419	460	174	177	172
Real estate joint ventures	4,654	4,558	62	85	65
Total real estate and real estate joint ventures	$6,659	$6,152	$401	$472	$446

The carrying value of real estate investments acquired through foreclosure was $34 million and $42 million at December 31, 2019 and 2018, respectively. Depreciation expense on real estate investments was $62 million, $65 million and $76 million for the years ended December 31, 2019, 2018 and 2017, respectively. Real estate investments were net of accumulated depreciation of $652 million and $671 million at December 31, 2019 and 2018, respectively.
Leases
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, property type diversification, and geographic diversification, primarily across the United States. Leased real estate investments and income earned, by property type, are as follows at and for the periods indicated:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

	December 31,		Years Ended December 31,
	2019	2018	2019	2018	2017
	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$278	$373	$49	$60	$57
Retail	507	450	70	65	63
Apartment (1)	525	—	3	49	53
Industrial	243	209	42	35	36
Other	33	102	1	1	—
Total leased real estate investments	$1,586	$1,134	$165	$210	$209
__________________
(1)    The Company sold its investment in apartment properties in the fourth quarter of 2018 and subsequently, in the fourth quarter of 2019, purchased investments in apartment properties.
Future contractual receipts under operating leases as of December 31, 2019 are $114 million in 2020, $107 million in 2021, $95 million in 2022, $87 million in 2023, $79 million in 2024, $259 million thereafter, and in total $741 million.
Leveraged and Direct Financing Leases
The Company has diversified leveraged lease and direct financing lease portfolios. Its leveraged leases principally include renewable energy generation facilities, rail cars, commercial real estate and commercial aircraft, and its direct financing leases principally include renewable energy generation facilities. These assets are leased through a variety of lease arrangements, which may include options to renew or extend the lease and options for the lessee to purchase the property. Residual values are estimated at inception of the lease using available third-party data. Risk is managed through lessee credit analysis, asset allocation, geographic diversification, and ongoing reviews of estimated residual values, using available third-party data and, in certain leases, linking the amount of future rents to changes in inflation rates. Generally, estimated residual values are not guaranteed by the lessee or a third party.
Investment in leveraged and direct financing leases consisted of the following at:

	December 31, 2019		December 31, 2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$666	$232	$715	$256
Estimated residual values	592	42	618	42
Subtotal	1,258	274	1,333	298
Unearned income	(362)	(85)	(401)	(100)
Investment in leases	$896	$189	$932	$198
__________________

(1)
Future contractual receipts under direct financing leases as of December 31, 2019 are $23 million in 2020, $21 million in 2021, $21 million in 2022, $21 million in 2023, $21 million in 2024, $125 million thereafter, and in total $232 million.

Lease receivables are generally due in periodic installments. The remaining life of the payment periods for leveraged leases generally range from one to 15 years but in certain circumstances can be over 25 years, while the remaining life of the payment periods for direct financing leases generally range from one to 25 years but in certain circumstances can be over 25 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both December 31, 2019 and 2018 all lease receivables were performing.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

The Company’s deferred income tax liability related to leveraged leases was $425 million and $465 million at December 31, 2019 and 2018, respectively.
The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2019		2018		2017
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease investment income	$37	$12	$37	$13	$11	$15
Less: Income tax expense	8	3	8	3	4	5
Lease investment income, net of income tax	$29	$9	$29	$10	$7	$10

Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 8), affiliated investments, tax credit and renewable energy partnerships, annuities funding structured settlement claims, leveraged and direct financing leases, FHLB common stock, equity securities and FVO Securities. See “— Related Party Investment Transactions” for information regarding affiliated investments.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $1.3 billion and $1.7 billion at December 31, 2019 and 2018, respectively. Losses from tax credit partnerships included within net investment income were $240 million, $257 million and $259 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.5 billion and $5.0 billion at December 31, 2019 and 2018, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Fixed maturity securities AFS	$15,145	$3,890	$12,349
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	32	25	40
Total fixed maturity securities AFS	15,177	3,915	12,389
Equity securities	—	—	119
Derivatives	2,043	1,742	1,396
Other	210	231	1
Subtotal	17,430	5,888	13,905
Amounts allocated from:
Future policy benefits	(1,121)	(5)	(19)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	—	—
DAC, VOBA and DSI	(1,051)	(571)	(790)
Policyholder dividend obligation	(2,020)	(428)	(2,121)
Subtotal	(4,192)	(1,004)	(2,930)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(7)	(5)	(14)
Deferred income tax benefit (expense)	(2,735)	(982)	(3,704)
Net unrealized investment gains (losses)	$10,496	$3,897	$7,257

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance at January 1,	$3,897	$7,257	$5,051
Cumulative effects of changes in accounting principles, net of income tax (Note 1)	17	1,310	—
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	7	(15)	30
Unrealized investment gains (losses) during the year	11,513	(7,883)	3,621
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,116)	14	(10)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	—	—	1
DAC, VOBA and DSI	(480)	219	(221)
Policyholder dividend obligation	(1,592)	1,693	(190)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(2)	9	(11)
Deferred income tax benefit (expense)	(1,748)	1,293	(1,014)
Balance at December 31,	$10,496	$3,897	$7,257
Change in net unrealized investment gains (losses)	$6,599	$(3,360)	$2,206
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2019 and 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending and repurchase agreements transactions is as follows:

	December 31,
	2019			2018
	Securities (1)			Securities (1)
	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
			(In millions)
Securities lending	$12,455	$12,791	$12,847	$13,138	$13,351	$13,376
Repurchase agreements	$2,333	$2,310	$2,320	$1,020	$1,000	$1,001
__________________

(1)	Securities on loan or securities pledged in connection with these programs are included within fixed maturities securities AFS, short-term investments and cash equivalents.

(2)
In connection with securities lending, in addition to cash collateral received, the Company received from counterparties security collateral of $0 and $64 million at December 31, 2019 and 2018, respectively, which may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

(3)	The liability for cash collateral for these programs is included within payables for collateral under securities loaned, other transactions and other liabilities.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending agreements and repurchase agreements is as follows:

	December 31,
	2019				2018
	Remaining Maturities				Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$2,260	$5,040	$5,491	$12,791	$1,970	$7,426	$3,955	$13,351

Repurchase agreements:
U.S. government and agency	$—	$2,310	$—	$2,310	$—	$1,000	$—	$1,000
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

(1)	The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.

(2)	The Company is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the Company.
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
The securities lending and repurchase agreements reinvestment portfolios consist principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities on loan, securities pledged or the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities on loan or securities pledged are put back by the counterparty.

Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	December 31,
	2019	2018
	(In millions)
Invested assets on deposit (regulatory deposits)	$62	$47
Invested assets pledged as collateral (1)	20,659	20,207
Total invested assets on deposit and pledged as collateral	$20,721	$20,254
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3), derivative transactions (see Note 8) and secured debt (See Note 11).

See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 6 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuers, was $737 million and $724 million, at redemption value, at December 31, 2019 and 2018, respectively.
Purchased Credit Impaired Investments
Investments acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired (“PCI”) investments. For each investment, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized in net investment income on an effective yield basis. If, subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized in net investment income. Decreases in cash flows expected to be collected can result in OTTI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

The Company’s PCI investments had an outstanding principal balance of $3.2 billion and $3.9 billion at December 31, 2019 and 2018, respectively, which represents the contractually required principal and accrued interest payments whether or not currently due and a carrying value (estimated fair value of the investments plus accrued interest) of $2.7 billion and $3.2 billion at December 31, 2019 and 2018, respectively. Accretion of accretable yield on PCI investments recognized in earnings in net investment income was $170 million and $266 million for the years ended December 31, 2019 and 2018, respectively. Purchases of PCI investments were insignificant in both of the years ended December 31, 2019 and 2018.
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $11.5 billion at December 31, 2019. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $3.3 billion at December 31, 2019. Except for certain real estate joint ventures and certain funds, the Company’s investments in its remaining real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2019 and 2017. The Company is providing the following aggregated summarized financial data for such equity method investments, for the most recent annual periods, in order to provide comparative information. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of, and for, the years ended December 31, 2019, 2018 and 2017. Aggregate total assets of these entities totaled $527.8 billion and $466.8 billion at December 31, 2019 and 2018, respectively. Aggregate total liabilities of these entities totaled $77.6 billion and $56.3 billion at December 31, 2019 and 2018, respectively. Aggregate net income (loss) of these entities totaled $40.9 billion, $42.7 billion and $35.0 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

	December 31,
	2019		2018
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,378	$—	$1,394	$—
Renewable energy partnership (2)	94	—	102	—
Investment fund (primarily mortgage loans) (3)	211	—	219	—
Other investments (2)	10	5	21	5
Total	$1,693	$5	$1,736	$5
__________________

(1)
The Company’s investment in these affiliated real estate joint ventures was $1.2 billion and $1.3 billion at December 31, 2019 and 2018, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $129 million and $123 million at December 31, 2019 and 2018, respectively.

(2)	Assets of the renewable energy partnership and other investments are primarily consisted of other invested assets.

(3)
The Company’s investment in this affiliated investment fund was $172 million and $178 million, at December 31, 2019 and 2018, respectively. An affiliate had an investment in this affiliated investment fund of $39 million and $41 million at December 31, 2019 and 2018, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2019		2018
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Products (2)	$37,119	$37,119	$35,112	$35,112
U.S. and foreign corporate	1,098	1,098	669	669
Other limited partnership interests	4,461	7,423	3,979	6,405
Other invested assets	1,554	1,677	1,914	2,066
Real estate joint ventures	25	28	33	37
Total	$44,257	$47,345	$41,707	$44,289
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $6 million and $93 million at December 31, 2019 and 2018, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2019, 2018 and 2017.
The Company securitizes certain residential mortgage loans and acquires an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. The resulting gain (loss) from the securitization is included within net investment gains (losses). The estimated fair value of the related RMBS acquired in connection with the securitizations is included in the carrying amount and maximum exposure to loss for Structured Products presented in the table above.
The carrying value and the estimated fair value of mortgage loans were $443 million and $467 million, respectively, for loans sold during 2019, and $451 million and $478 million, respectively, for loans sold during 2018. Gains on securitizations of $24 million and $27 million for the years ended December 31, 2019 and 2018, respectively, were included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with the securitizations was $131 million and $98 million at December 31, 2019 and 2018, respectively.
See Note 9 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy, and for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Investment income:
Fixed maturity securities AFS	$7,015	$7,268	$7,057
Mortgage loans	3,147	2,822	2,647
Policy loans	307	297	310
Real estate and real estate joint ventures	401	472	446
Other limited partnership interests	545	519	625
Cash, cash equivalents and short-term investments	183	121	74
Equity securities	35	42	97
FVO Securities (1)	74	22	—
Operating joint venture	69	37	19
Other	221	261	133
Subtotal	11,997	11,861	11,408
Less: Investment expenses	1,024	942	895
Net investment income	$10,973	$10,919	$10,513
________________

(1)
Changes in estimated fair value subsequent to purchase for FVO Securities still held as of the end of the respective periods included in net investment income were $74 million and $22 million for the years ended December 31, 2019 and 2018, respectively. There were no changes in estimated fair value subsequent to purchase for FVO Securities still held as of December 31, 2017 included in net investment income for the year ended December 31, 2017.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through an operating joint venture, the majority of which are accounted for under the equity method. Net investment income from other limited partnership interests and the operating joint venture, accounted for under the equity method; and real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $458 million, $344 million and $300 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Consumer	$(16)	$(19)	$(5)
Industrial	(19)	(2)	—
Finance	—	(2)	—
Total U.S. and foreign corporate securities	(35)	(23)	(5)
RMBS	(2)	—	—
Foreign Government	(2)	—	—
Municipals	—	—	(1)
OTTI losses on fixed maturity securities AFS recognized in earnings	(39)	(23)	(6)
Fixed maturity securities AFS — net gains (losses) on sales and disposals	51	107	23
Total gains (losses) on fixed maturity securities AFS	12	84	17
Total gains (losses) on equity securities:
Total OTTI losses recognized — by security type:
Common stock	—	—	(23)
Non-redeemable preferred stock	—	—	(1)
OTTI losses on equity securities recognized in earnings	—	—	(24)
Equity securities — net gains (losses) on sales and disposals	12	17	7
Change in estimated fair value of equity securities (1)	38	(101)	—
Total gains (losses) on equity securities	50	(84)	(17)
Mortgage loans	(13)	(50)	(34)
Real estate and real estate joint ventures	396	311	607
Other limited partnership interests	3	8	(52)
Other (2)	(46)	(162)	(115)
Subtotal	402	107	406
Change in estimated fair value of other limited partnership interests	(15)	11	—
Non-investment portfolio gains (losses)	(41)	35	(72)
Total net investment gains (losses)	$346	$153	$334
________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

(1)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $31 million and ($82) million for the years ended December 31, 2019 and 2018, respectively.

(2)
Other gains (losses) included tax credit partnership impairment losses of $92 million, and a renewable energy partnership disposal gain of $46 million for the year ended December 31, 2019. Other gains (losses) included renewable energy partnership disposal losses of $83 million and leveraged lease impairment losses of $105 million for the year ended December 31, 2018. Other gains (losses) included renewable energy partnership disposal losses of $6 million and leveraged lease impairment losses of $79 million for the year ended December 31, 2017.

See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($57) million, $21 million and ($142) million for the years ended December 31, 2019, 2018 and 2017, respectively.

Sales or Disposals and Impairments of Fixed Maturity Securities AFS
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Proceeds	$32,175	$53,042	$34,483
Gross investment gains	$392	$604	$278
Gross investment losses	(341)	(497)	(255)
OTTI losses	(39)	(23)	(6)
Net investment gains (losses)	$12	$84	$17

Credit Loss Rollforward of Fixed Maturity Securities AFS
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities AFS still held for which a portion of the OTTI loss was recognized in OCI:

	Years Ended December 31,
	2019	2018
	(In millions)
Balance at January 1,	$70	$110
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(16)	(38)
Increase in cash flows — accretion of previous credit loss OTTI	(1)	(2)
Balance at December 31,	$53	$70

Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS and mortgage loans to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$—	$453
Amortized cost of invested assets transferred to affiliates	$—	$—	$416
Net investment gains (losses) recognized on transfers	$—	$—	$37
Estimated fair value of invested assets transferred from affiliates	$46	$77	$306
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		December 31,		Years Ended December 31,
		2019	2018	2019	2018	2017
Investment Type/Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,810	$1,798	$34	$31	$78
Affiliated investments (2)	American Life Insurance Company	100	100	3	3	3
Affiliated investments (3)	Metropolitan Property and Casualty Insurance Company	315	315	11	10	6
Other invested assets		$2,225	$2,213	$48	$44	$87

Money market pool (4)	Metropolitan Money Market Pool	$—	$52	$1	$1	$1
Short-term investments		$—	$52	$1	$1	$1
________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

(1)
Represents an investment in affiliated senior notes. The affiliated senior notes have maturity dates from September 2020 to October 2029 and bear interest, payable semi-annually, at a rate per annum ranging from 0.82% to 3.14%. In July 2019, a ¥53.3 billion 1.45% affiliated senior note matured and was refinanced with a ¥37.3 billion 1.60% affiliated senior note due July 2023 and a ¥16.0 billion 1.64% affiliated senior note due July 2026. In October 2019, a ¥26.5 billion 1.72% affiliated senior note matured and was refinanced with a ¥26.5 billion 1.81% affiliated senior note due October 2029.

(2)	Represents an investment in an affiliated surplus note. The surplus note, which bears interest at a fixed rate of 3.17%, payable semiannually, is due June 2020.

(3)	Represents an investment in affiliated preferred stock. Dividends are payable quarterly at a variable rate.

(4)	The investment has a variable rate of return.
Through March 31, 2018, the Company provided investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $19 million and $73 million for the years ended December 31, 2018 and 2017, respectively. Effective April 1, 2018, the Company receives investment advisory services from an affiliate. The related affiliated investment advisory charges to the Company were $299 million and $198 million for the years ended December 31, 2019 and 2018, respectively.
See “— Mortgage Loans by Portfolio Segment” for discussion of mortgage loan participation agreements with affiliates.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures and affiliated investment fund.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

8. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 9 for information about the fair value hierarchy for derivatives.
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
A synthetic GIC is a contract that simulates the performance of a traditional GIC through the use of financial instruments. The policyholder owns the underlying assets, and the Company provides a guarantee (or “wrap”) on the participant funds for an annual risk charge. The Company’s maximum exposure to loss on synthetic GICs is the notional amount, in the event the values of all of the underlying assets were reduced to zero. The Company’s risk is substantially lower due to contractual provisions that limit the portfolio to high quality assets, which are pre-approved and monitored for compliance, as well as the collection of risk charges. In addition, the crediting rates reset periodically to amortize market value gains and losses over a period equal to the duration of the wrapped portfolio, subject to a 0% floor. While plan participants may transact at book value, contract holder withdrawals may only occur immediately at market value, or at book value paid over a period of time per contract provisions. Synthetic GICs are not designated as hedging instruments.
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
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2019			2018
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,370	$2,668	$2	$2,446	$2,197	$2
Foreign currency swaps	Foreign currency exchange rate	1,250	12	17	1,191	49	—
Subtotal		3,620	2,680	19	3,637	2,246	2
Cash flow hedges:
Interest rate swaps	Interest rate	3,324	125	27	3,181	139	1
Interest rate forwards	Interest rate	6,793	75	142	3,023	—	216
Foreign currency swaps	Foreign currency exchange rate	27,240	1,199	1,103	26,239	1,218	1,318
Subtotal		37,357	1,399	1,272	32,443	1,357	1,535
Total qualifying hedges		40,977	4,079	1,291	36,080	3,603	1,537
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	38,820	2,296	133	36,238	1,507	85
Interest rate floors	Interest rate	12,701	156	—	12,701	102	—
Interest rate caps	Interest rate	42,622	18	5	54,576	154	1
Interest rate futures	Interest rate	745	—	—	794	—	1
Interest rate options	Interest rate	24,944	427	—	24,340	185	—
Interest rate total return swaps	Interest rate	1,048	5	49	1,048	33	2
Synthetic GICs	Interest rate	16,498	—	—	18,006	—	—
Foreign currency swaps	Foreign currency exchange rate	6,124	419	97	5,986	700	79
Foreign currency forwards	Foreign currency exchange rate	1,001	12	8	943	15	14
Credit default swaps — purchased	Credit	888	4	11	858	24	4
Credit default swaps — written	Credit	8,711	200	1	7,864	67	13
Equity futures	Equity market	2,039	—	5	1,006	1	6
Equity index options	Equity market	23,104	447	417	23,162	706	396
Equity variance swaps	Equity market	637	17	17	1,946	32	81
Equity total return swaps	Equity market	716	—	68	886	89	—
Total non-designated or nonqualifying derivatives		180,598	4,001	811	190,354	3,615	682
Total		$221,575	$8,080	$2,102	$226,434	$7,218	$2,219

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2019 and 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)

The Effects of Derivatives on the Consolidated Statements of Operations and Comprehensive Income (Loss)
The following table presents the consolidated financial statement location and amount of gain (loss) recognized on fair value, cash flow, nonqualifying hedging relationships and embedded derivatives:

	Year Ended December 31, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(2)	$—	$—	$339	$1	$—	N/A
Hedged items	4	—	—	(369)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(54)	—	—	—	—	—	N/A
Hedged items	54	—	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	2	—	—	(30)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$605
Amount of gains (losses) reclassified from AOCI into income	23	4	—	—	—	—	(27)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(67)
Amount of gains (losses) reclassified from AOCI into income	(3)	212	—	—	—	—	(209)
Foreign currency transaction gains (losses) on hedged items	—	(211)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	1	—	—	—	—	—	(1)
Subtotal	21	5	—	—	—	—	301
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(3)	—	720	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(49)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(25)	—	—	—	N/A
Credit derivatives — written (1)	—	—	172	—	—	—	N/A
Equity derivatives (1)	—	—	(944)	(150)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(4)	—	—	—	N/A
Subtotal	(3)	—	(130)	(150)	—	—	N/A
Earned income on derivatives	270	—	272	135	(147)	—	—
Embedded derivatives (2)	N/A	N/A	(430)	—	N/A	N/A	N/A
Total	$290	$5	$(288)	$(45)	$(146)	$—	$301

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)

	Year Ended December 31, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(220)	$—	$—	$—	N/A
Hedged items	—	—	226	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	75	—	—	—	N/A
Hedged items	—	—	(78)	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	—	—	3	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(262)
Amount of gains (losses) reclassified from AOCI into income	20	—	22	—	—	—	(42)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	180
Amount of gains (losses) reclassified from AOCI into income	(3)	—	(469)	—	—	—	472
Foreign currency transaction gains (losses) on hedged items	—	—	475	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	1	—	1	—	—	—	(2)
Subtotal	18	—	29	—	—	—	346
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	4	—	(340)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	429	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	9	—	—	—	N/A
Credit derivatives — written (1)	—	—	(90)	—	—	—	N/A
Equity derivatives (1)	1	—	166	45	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(155)	—	—	—	N/A
Subtotal	5	—	19	45	—	—	N/A
Earned income on derivatives	371	—	339	8	(113)	—	—
Embedded derivatives (2)	N/A	N/A	376	—	N/A	N/A	N/A
Total	$394	$—	$766	$53	$(113)	$—	$346

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)

	Year Ended December 31, 2017
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(65)	$—	$—	$—	N/A
Hedged items	—	—	129	—	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	41	—	—	—	N/A
Hedged items	—	—	(16)	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	—	—	89	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$283
Amount of gains (losses) reclassified from AOCI into income	18	—	13	—	—	—	(31)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(161)
Amount of gains (losses) reclassified from AOCI into income	(1)	—	938	—	—	—	(937)
Foreign currency transaction gains (losses) on hedged items	—	—	(920)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	1	—	1	—	—	—	(2)
Subtotal	18	—	32	—	—	—	(848)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	1	—	(343)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(746)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(16)	—	—	—	N/A
Credit derivatives — written (1)	—	—	102	—	—	—	N/A
Equity derivatives (1)	(6)	—	(536)	(216)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	241	—	—	—	N/A
Subtotal	(5)	—	(1,298)	(216)	—	—	N/A
Earned income on derivatives	302	—	406	5	(64)	—	—
Embedded derivatives (2)	N/A	N/A	427	—	N/A	N/A	N/A
Total	$315	$—	$(344)	$(211)	$(64)	$—	$(848)
__________________

(1)	Excludes earned income on derivatives.

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($16) million, $51 million and ($65) million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	December 31, 2019
Balance Sheet Line Item	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets (Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$404	$(1)
Mortgage loans	$1,127	$2
Future policy benefits	$(4,475)	$(908)
__________________

(1)	Includes ($1) million of hedging adjustments on discontinued hedging relationships.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $51 million, $0, and $20 million for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019 and 2018, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years and four years, respectively.
At December 31, 2019 and 2018, the balance in AOCI associated with cash flow hedges was $2.0 billion and $1.7 billion respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2019, the Company expected to reclassify $43 million of deferred net gains (losses) on derivatives in AOCI, to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.7 billion and $7.9 billion at December 31, 2019 and 2018, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2019 and 2018, the Company would have received $199 million and $54 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2019			2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$94	1.7	$2	$154	2.0
Credit default swaps referencing indices	34	2,099	2.3	27	2,079	2.5
Subtotal	35	2,193	2.2	29	2,233	2.5
Baa
Single name credit default swaps (3)	2	124	1.6	1	277	1.6
Credit default swaps referencing indices	141	6,165	5.0	20	5,124	5.2
Subtotal	143	6,289	5.0	21	5,401	5.0
Ba
Single name credit default swaps (3)	—	—	—	—	10	1.5
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	—	—	—	10	1.5
B
Single name credit default swaps (3)	—	10	0.5	—	—	—
Credit default swaps referencing indices	21	219	5.0	4	220	5.0
Subtotal	21	229	4.8	4	220	5.0
Total	$199	$8,711	4.3	$54	$7,864	4.3
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
See Note 9 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2019		2018
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,974	$2,035	$7,255	$2,166
OTC-cleared (1)	191	53	52	24
Exchange-traded	—	5	1	7
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	8,165	2,093	7,308	2,197
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,915)	(1,915)	(1,988)	(1,988)
OTC-cleared	(25)	(25)	(20)	(20)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(4,808)	—	(4,000)	—
OTC-cleared	(165)	—	(26)	—
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,246)	(114)	(1,136)	(178)
OTC-cleared	—	(28)	—	(4)
Exchange-traded	—	(5)	—	(7)
Net amount after application of master netting agreements and collateral	$6	$6	$138	$—
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)

(1)
At December 31, 2019 and 2018, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $85 million and $90 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($9) million and ($22) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2019 and 2018, the Company received excess cash collateral of $290 million and $95 million, respectively, and provided excess cash collateral of $0 and $1 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2019, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2019 and 2018, the Company received excess securities collateral with an estimated fair value of $97 million and $28 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2019 and 2018, the Company provided excess securities collateral with an estimated fair value of $48 million and $94 million, respectively, for its OTC-bilateral derivatives, and $462 million and $231 million, respectively, for its OTC-cleared derivatives, and $90 million and $52 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	December 31,
	2019			2018
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$120	$—	$120	$178	$—	$178
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$135	$—	$135	$187	$—	$187
Cash	$—	$—	$—	$1	$—	$1
__________________

(1)	After taking into consideration the existence of netting agreements.
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2019	2018
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$175	$178
Assumed guaranteed minimum benefits	Policyholder account balances	3	3
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	1,017	465
Fixed annuities with equity indexed returns	Policyholder account balances	130	58
Embedded derivatives within liability host contracts		$1,325	$704

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
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$53,975	$4,484	$58,459
Foreign corporate	—	25,403	4,898	30,301
U.S. government and agency	11,484	17,764	—	29,248
RMBS	3	20,158	2,612	22,773
ABS	—	9,459	742	10,201
Municipals	—	7,849	7	7,856
CMBS	—	5,679	41	5,720
Foreign government	—	4,996	10	5,006
Total fixed maturity securities AFS	11,487	145,283	12,794	169,564
Short-term investments	1,077	789	17	1,883
Residential mortgage loans — FVO	—	—	188	188
Other investments	396	56	799	1,251
Derivative assets: (1)
Interest rate	—	5,690	80	5,770
Foreign currency exchange rate	—	1,642	—	1,642
Credit	—	172	32	204
Equity market	—	439	25	464
Total derivative assets	—	7,943	137	8,080
Separate account assets (2)	22,753	94,192	922	117,867
Total assets (3)	$35,713	$248,263	$14,857	$298,833
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$167	$191	$358
Foreign currency exchange rate	—	1,225	—	1,225
Credit	—	11	1	12
Equity market	5	485	17	507
Total derivative liabilities	5	1,888	209	2,102
Embedded derivatives within liability host contracts (4)	—	—	1,325	1,325
Separate account liabilities (2)	1	14	7	22
Total liabilities	$6	$1,902	$1,541	$3,449

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$51,676	$3,126	$54,802
Foreign corporate	—	21,988	3,975	25,963
U.S. government and agency	12,310	17,851	—	30,161
RMBS	—	19,719	3,018	22,737
ABS	—	8,072	455	8,527
Municipals	—	6,947	—	6,947
CMBS	—	5,376	68	5,444
Foreign government	—	4,482	10	4,492
Total fixed maturity securities AFS	12,310	136,111	10,652	159,073
Short-term investments	698	783	25	1,506
Residential mortgage loans — FVO	—	—	299	299
Other investments	341	77	571	989
Derivative assets: (1)
Interest rate	—	4,284	33	4,317
Foreign currency exchange rate	—	1,982	—	1,982
Credit	—	62	29	91
Equity market	1	776	51	828
Total derivative assets	1	7,104	113	7,218
Separate account assets (2)	20,558	89,348	944	110,850
Total assets (3)	$33,908	$233,423	$12,604	$279,935
Liabilities
Derivative liabilities: (1)
Interest rate	$1	$89	$218	$308
Foreign currency exchange rate	—	1,410	1	1,411
Credit	—	13	4	17
Equity market	6	395	82	483
Total derivative liabilities	7	1,907	305	2,219
Embedded derivatives within liability host contracts (4)	—	—	704	704
Separate account liabilities (2)	1	20	7	28
Total liabilities	$8	$1,927	$1,016	$2,951
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

(3)
Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At December 31, 2019 and 2018, the estimated fair value of such investments was $90 million and $140 million, respectively.

(4)	Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the consolidated balance sheets.
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
The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy are presented below. The primary valuation approaches are the market approach, which considers recent prices from market transactions involving identical or similar assets or liabilities, and the income approach, which converts expected future amounts (e.g. cash flows) to a single current, discounted amount. The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed maturity securities AFS
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer ratings	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. government and agency securities, Municipals and Foreign government securities
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotes	•	credit spreads
	•	comparable securities that are actively traded
Structured Products
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity	•	credit ratings
	•	average delinquency rates; debt-service coverage ratios
	•	credit ratings
	•	issuance-specific information, including, but not limited to:
• collateral type; structure of the security; vintage of the loans
• payment terms of the underlying assets
• payment priority within the tranche; deal performance

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

Instrument	Level 2 Observable Inputs		Level 3 Unobservable Inputs
Short-term investments and Other investments
•
Certain short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS described above; while certain other investments are similar to equity securities. The valuation approaches and observable inputs used in their valuation are also similar to those described above.
•
Certain short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS described above. The valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments contain equity securities with key unobservable inputs such as credit ratings; issuance structures, in addition to those described above for fixed maturities AFS.
.

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
9. Fair Value (continued)

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
9. Fair Value (continued)

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

					December 31, 2019				December 31, 2018				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	5	-	145	110	85	-	134	105	Increase
	•	Market pricing	•	Quoted prices (4)	25	-	131	101	25	-	638	107	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	119	95	—	-	106	94	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	8	-	101	98	10	-	101	97	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	190	-	251		268	-	317		Increase (7)
			•	Repurchase rates (8)	(6)	-	6		(5)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(22)	-	(5)		(20)	-	(5)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	100		97	-	103		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	14%	-	23%		21%	-	26%		Increase (7)
			•	Correlation (12)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.18%		0.01%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.57%		0.04%	-	0.57%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%		3%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%		2.5%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%		0%	-	25%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(16)
			•	Long-term equity volatilities	16.24%	-	21.65%		16.50%	-	22%		Increase (17)
			•	Nonperformance risk spread	0.03%	-	0.43%		0.05%	-	0.59%		Decrease (18)
__________________

(1)	The weighted average for fixed maturity securities AFS is determined based on the estimated fair value of the securities.

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

(10)	At both December 31, 2019 and 2018, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

Generally, all other classes of assets and liabilities classified within Level 3 that are not included in the preceding table use the same valuation techniques and significant unobservable inputs as previously described for Level 3. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (1)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Balance, January 1, 2018	$7,586	$4,076	$—	$31	$7
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	2	79	—	1	—
Total realized/unrealized gains (losses) included in AOCI	(463)	(31)	—	(1)	—
Purchases (4)	1,377	752	—	—	24
Sales (4)	(1,241)	(755)	—	(21)	(1)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	151	58	—	—	—
Transfers out of Level 3 (5)	(311)	(638)	—	—	(5)
Balance, December 31, 2018	7,101	3,541	—	10	25
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	(41)	43	—	—	—
Total realized/unrealized gains (losses) included in AOCI	564	30	—	—	—
Purchases (4)	2,335	703	7	1	17
Sales (4)	(699)	(538)	—	(2)	(25)
Issuances (4)	—	—	—	—	—
Settlements (4)	—	—	—	—	—
Transfers into Level 3 (5)	504	—	—	1	—
Transfers out of Level 3 (5)	(382)	(384)	—	—	—
Balance, December 31, 2019	$9,382	$3,395	$7	$10	$17
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (6)	$(7)	$83	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (6)	$(5)	$68	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019: (6)	$(34)	$42	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2017
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	$(2)	$95	$—	$—	$—
Total realized/unrealized gains (losses) included in AOCI	$416	$109	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2018	$520	$366	$(191)	$(876)	$958
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	7	(8)	(69)	376	7
Total realized/unrealized gains (losses) included in AOCI	—	—	(110)	—	—
Purchases (4)	—	199	4	—	198
Sales (4)	(162)	(28)	—	—	(168)
Issuances (4)	—	—	(1)	—	(3)
Settlements (4)	(66)	—	175	(204)	(1)
Transfers into Level 3 (5)	—	52	—	—	53
Transfers out of Level 3 (5)	—	(10)	—	—	(107)
Balance, December 31, 2018	299	571	(192)	(704)	937
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	7	94	(36)	(429)	7
Total realized/unrealized gains (losses) included in AOCI	—	—	161	—	—
Purchases (4)	—	232	4	—	126
Sales (4)	(87)	(98)	—	—	(151)
Issuances (4)	—	—	(1)	—	(3)
Settlements (4)	(31)	—	(8)	(192)	2
Transfers into Level 3 (5)	—	—	—	—	—
Transfers out of Level 3 (5)	—	—	—	—	(3)
Balance, December 31, 2019	$188	$799	$(72)	$(1,325)	$915
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (6)	$27	$(17)	$(18)	$452	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (6)	$(15)	$1	$18	$387	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019: (6)	$(14)	$86	$(44)	$(422)	$—
Gains (Losses) Data for the year ended December 31, 2017
Total realized/unrealized gains (losses) included in net income (loss) (2) (3)	$40	$—	$21	$450	$(8)
Total realized/unrealized gains (losses) included in AOCI	$—	$17	$207	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	December 31,
	2019	2018
	(In millions)
Unpaid principal balance	$209	$344
Difference between estimated fair value and unpaid principal balance	(21)	(45)
Carrying value at estimated fair value	$188	$299
Loans in nonaccrual status	$47	$89
Loans more than 90 days past due	$18	$41
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(19)	$(36)

Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At December 31,				Years Ended December 31,
	2019		2018		2019		2018		2017
	Carrying Value After Measurement				Gains (Losses)
	(In millions)
Other limited partnership interests (1)	N/A	(2)	N/A	(2)	N/A	(2)	N/A	(2)	$(65)
Other assets	$—		$—		$—		$—		$4
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

(2)
In connection with the 2018 adoption of guidance related to the recognition and measurement of financial instruments, other limited partnership interests for which the Company has virtually no influence over the investee’s operations are measured at estimated fair value on a recurring basis effective January 1, 2018.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2		Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$65,361	$—	$—	—	$67,680	$67,680
Policy loans	$6,100	$—	$263		$6,935	$7,198
Other invested assets	$2,964	$—	$2,708		$158	$2,866
Premiums, reinsurance and other receivables	$14,042	$—	$367		$14,488	$14,855
Liabilities
Policyholder account balances	$73,693	$—	$—		$75,885	$75,885
Long-term debt	$1,543	$—	$1,888		$—	$1,888
Other liabilities	$12,789	$—	$113		$12,819	$12,932
Separate account liabilities	$52,830	$—	$52,830		$—	$52,830

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$63,388	$—	$—	$64,409	$64,409
Policy loans	$6,061	$—	$269	$6,712	$6,981
Other invested assets	$2,940	$—	$2,673	$146	$2,819
Premiums, reinsurance and other receivables	$14,228	$—	$113	$14,673	$14,786
Liabilities
Policyholder account balances	$72,194	$—	$—	$72,689	$72,689
Long-term debt	$1,562	$—	$1,746	$—	$1,746
Other liabilities	$13,593	$—	$448	$13,189	$13,637
Separate account liabilities	$50,578	$—	$50,578	$—	$50,578

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

10. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases with remaining lease terms of less than one year to 11 years. The remaining lease terms for the subleases are less than one year to 9 years.
ROU Asset and Lease Liability
ROU assets and lease liabilities for operating leases were:

December 31, 2019
(In millions)
ROU asset (1)	$819
Lease liability (1)	$895
__________________

(1)	Assets and liabilities include amounts recognized upon adoption of ASU 2016-02. See Note 1.
Lease Costs
The components of operating lease costs were as follows:

For the Year Ended December 31,
2019
(In millions)
Operating lease cost	$109
Variable lease cost	20
Sublease income	(80)
Net lease cost	$49

Operating lease expense was $116 million and $187 million for the years ended December 31, 2018 and 2017, respectively. Non-cancelable sublease income was $66 million and $40 million for the years ended December 31, 2018 and 2017, respectively.
Other Information
Supplemental other information related to operating leases was as follows:

December 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$110
ROU assets obtained in exchange for new lease liabilities	$152
Weighted-average remaining lease term	9 years
Weighted-average discount rate	3.9%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Leases (continued)

Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2019
(In millions)
2020	$126
2021	132
2022	128
2023	116
2024	107
Thereafter	458
Total undiscounted cash flows	1,067
Less: interest	172
Present value of lease liability	$895

Future minimum gross rental payments relating to lease arrangements in effect as determined prior to the adoption of ASU 2016-02 were as follows:

December 31, 2018
(In millions)
2019	$125
2020	137
2021	136
2022	134
2023	122
Thereafter	567
Total	$1,221

See Note 7 for information about the Company’s investments in leased real estate and leveraged and direct financing leases.
11. Long-term and Short-term Debt
Long-term and short-term debt outstanding, excluding debt relating to consolidated securitization entities, was as follows:

								December 31,
	Interest Rates (1)							2019			2018
	Range			Weighted Average	Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
								(In millions)
Surplus notes - affiliated	7.38%	-	7.38%	7.38%	2037			$700	$(9)	$691	$700	$(9)	$691
Surplus notes	7.80%	-	7.88%	7.83%	2024	-	2025	400	(2)	398	400	(2)	398
Other notes	1.76%	-	6.50%	4.62%	2020	-	2058	457	(3)	454	477	(4)	473
Total long-term debt								1,557	(14)	1,543	1,577	(15)	1,562
Total short-term debt								128	—	128	129	—	129
Total								$1,685	$(14)	$1,671	$1,706	$(15)	$1,691
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt (continued)

(1)	Range of interest rates and weighted average interest rates are for the year ended December 31, 2019.
The aggregate maturities of long-term debt at December 31, 2019 for the next five years and thereafter are $11 million in 2020, $0 in 2021, $0 in 2022, $0 in 2023, $445 million in 2024 and $1.1 billion thereafter.
Unsecured senior debt which consists of senior notes and other notes rank highest in priority. Payments of interest and principal on Metropolitan Life Insurance Company’s surplus notes are subordinate to all other obligations and may be made only with the prior approval of the New York State Department of Financial Services (“NYDFS”).
Term Loans
MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary, borrowed $350 million in December 2015 under a five-year credit agreement included within other notes in the table above. MPEH has pledged invested assets to secure the loans; however, these loans are non-recourse to Metropolitan Life Insurance Company. In November 2017, this agreement was amended to extend the maturity to November 2022, change the amount MPEH may borrow on a revolving basis to $75 million from $100 million, and change the interest rate to a variable rate of three-month London Interbank Offered Rate (“LIBOR”) plus 3.25%, payable quarterly, from a variable rate of three-month LIBOR plus 3.70%. In December 2018, this agreement was further amended to change the interest rate to a variable rate of three-month LIBOR plus 3.10%. In December 2018, MPEH repaid $50 million of the initial borrowing. In November 2019, this agreement was further amended to extend the maturity to November 2024 and change the interest rate to a variable rate of three-month LIBOR plus 2.75%.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2019	2018
	(Dollars in millions)
Commercial paper	$99	$99
Short-term borrowings (1)	29	30
Total short-term debt	$128	$129
Average daily balance	$128	$213
Average days outstanding	43 days	42 days

__________________

(1)	Represents short-term debt related to repurchase agreements, secured by assets of a subsidiary.
For the years ended December 31, 2019, 2018 and 2017, the weighted average interest rate on short-term debt was 2.74%, 3.03% and 1.63%, respectively.
Interest Expense
Interest expense included in other expenses was $105 million, $108 million and $106 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts include $52 million of interest expense related to affiliated debt for each of the three years ended December 31, 2019, 2018 and 2017.
Credit Facility
At December 31, 2019, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”). When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $7 million, $6 million and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were included in other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt (continued)

Information on the Credit Facility at December 31, 2019 was as follows:

Borrower(s)	Expiration	Maximum Capacity		Letters of Credit Used by the Company (1)	Letters of Credit Used by Affiliates (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	December 2021 (2)	$3,000	(2)	$412	$334	$—	$2,254
__________________

(1)
MetLife, Inc. and MetLife Funding are severally liable for their respective obligations under the Credit Facility. MetLife Funding was not an applicant under letters of credit outstanding as of December 31, 2019 and is not responsible for any reimbursement obligations under such letters of credit.

(2)	All borrowings under the Credit Facility must be repaid by December 20, 2021, except that letters of credit outstanding upon termination may remain outstanding until December 20, 2022.
Debt and Facility Covenants
Certain of the Company’s debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2019.
12. Equity
Stock-Based Compensation Plans
The Company does not issue any awards payable in its common stock or options to purchase its common stock.
An affiliate employs the personnel who conduct most of the Company’s business. In accordance with a services agreement with that affiliate, the Company bears a proportionate share of stock-based compensation expense for those employees. Stock-based compensation expense principally relates to Stock Options, Performance Shares and Restricted Stock Units under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan and the MetLife, Inc. 2015 Stock and Incentive Compensation Plan, most of which MetLife, Inc. granted in the first quarter of each year.
The Company’s expense related to stock-based compensation included in other expenses was $57 million, $35 million and $74 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Statutory Equity and Income
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
The state of domicile of Metropolitan Life Insurance Company imposes risk-based capital (“RBC”) requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), with modifications by the state insurance department, to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“CAL RBC”). The CAL RBC ratios for Metropolitan Life Insurance Company were in excess of 350% at both December 31, 2019 and 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

Metropolitan Life Insurance Company’s foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. The aggregate required capital and surplus of Metropolitan Life Insurance Company’s foreign insurance operations was $370 million and the aggregate actual regulatory capital and surplus of such operations was $580 million as of the date of the most recent required capital adequacy calculation for each jurisdiction. The Company’s foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Consideration Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of Metropolitan Life Insurance Company by $1.2 billion at both December 31, 2019 and 2018, compared to what capital and surplus would have been had it been measured under NAIC guidance.
The tables below present amounts from Metropolitan Life Insurance Company, which are derived from the statutory–basis financial statements as filed with the NYDFS.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2019	2018	2017
		(In millions)
Metropolitan Life Insurance Company	New York	$3,859	$3,656	$1,982

Statutory capital and surplus was as follows at:

	December 31,
Company	2019	2018
	(In millions)
Metropolitan Life Insurance Company	$10,915	$11,098

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
Metropolitan Life Insurance Company paid $3.1 billion and $3.7 billion in dividends to MetLife, Inc. for the years ended December 31, 2019 and 2018, respectively, including amounts where regulatory approval was obtained as required. Under New York State Insurance Law, Metropolitan Life Insurance Company has calculated that it may pay approximately $3.2 billion to MetLife, Inc. without prior regulatory approval by the end of 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2016	$3,592	$1,459	$(67)	$(1,865)	$3,119
OCI before reclassifications	3,977	122	26	(30)	4,095
Deferred income tax benefit (expense)	(1,287)	(43)	(6)	11	(1,325)
AOCI before reclassifications, net of income tax	6,282	1,538	(47)	(1,884)	5,889
Amounts reclassified from AOCI	102	(970)	—	159	(709)
Deferred income tax benefit (expense)	(33)	338	—	(57)	248
Amounts reclassified from AOCI, net of income tax	69	(632)	—	102	(461)
Balance at December 31, 2017	6,351	906	(47)	(1,782)	5,428
OCI before reclassifications	(6,326)	(82)	(20)	67	(6,361)
Deferred income tax benefit (expense)	1,381	19	—	(45)	1,355
AOCI before reclassifications, net of income tax	1,406	843	(67)	(1,760)	422
Amounts reclassified from AOCI	8	428	—	34	470
Deferred income tax benefit (expense)	(2)	(96)	—	(13)	(111)
Amounts reclassified from AOCI, net of income tax	6	332	—	21	359
Cumulative effects of changes in accounting principles	(119)	—	—	—	(119)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,222	207	(7)	(379)	1,043
Cumulative effects of changes in accounting principles, net of income tax	1,103	207	(7)	(379)	924
Transfer to affiliate, net of tax (2)	—	—	—	1,857	1,857
Balance at December 31, 2018	2,515	1,382	(74)	(261)	3,562
OCI before reclassifications	7,993	516	(32)	(167)	8,310
Deferred income tax benefit (expense)	(1,678)	(109)	9	35	(1,743)
AOCI before reclassifications, net of income tax	8,830	1,789	(97)	(393)	10,129
Amounts reclassified from AOCI	60	(237)	—	24	(153)
Deferred income tax benefit (expense)	(13)	50	—	(5)	32
Amounts reclassified from AOCI, net of income tax	47	(187)	—	19	(121)
Cumulative effects of changes in accounting principles	(1)	22	—	—	21
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	—	(4)	—	—	(4)
Cumulative effects of changes in accounting principles, net of income tax (3)	(1)	18	—	—	17
Balance at December 31, 2019	$8,876	$1,620	$(97)	$(374)	$10,025
__________________

(1)	See Note 7 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 14.

(3)	See Note 1 for further information on adoption of new accounting pronouncements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2019	2018	2017
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$17	$89	$12	Net investment gains (losses)
Net unrealized investment gains (losses)	(16)	18	3	Net investment income
Net unrealized investment gains (losses)	(61)	(115)	(117)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(60)	(8)	(102)
Income tax (expense) benefit	13	2	33
Net unrealized investment gains (losses), net of income tax	(47)	(6)	(69)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	23	20	18	Net investment income
Interest rate derivatives	4	—	—	Net investment gains (losses)
Interest rate derivatives	—	22	13	Net derivative gains (losses)
Foreign currency exchange rate derivatives	(3)	(3)	(1)	Net investment income
Foreign currency exchange rate derivatives	212	—	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	(469)	938	Net derivative gains (losses)
Credit derivatives	1	1	1	Net investment income
Credit derivatives	—	1	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	237	(428)	970
Income tax (expense) benefit	(50)	96	(338)
Gains (losses) on cash flow hedges, net of income tax	187	(332)	632
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(27)	(35)	(179)
Amortization of prior service (costs) credit	3	1	20
Amortization of defined benefit plan items, before income tax	(24)	(34)	(159)
Income tax (expense) benefit	5	13	57
Amortization of defined benefit plan items, net of income tax	(19)	(21)	(102)
Total reclassifications, net of income tax	$121	$(359)	$461
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 14.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

13. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2019	2018
	(In millions)
Prepaid legal plans	$329	$286
Recordkeeping and administrative services (1)	204	220
Administrative services-only contracts	210	205
Other revenue from service contracts from customers	39	38
Total revenues from service contracts from customers	$782	$749
Other (2)	791	837
Total other revenues	$1,573	$1,586
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.

(2)	Other primarily includes reinsurance ceded. See Note 5.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
General and administrative expenses (1)	$2,480	$2,458	$2,608
Pension, postretirement and postemployment benefit costs	107	66	167
Premium taxes, other taxes, and licenses & fees	274	366	273
Commissions and other variable expenses	1,814	1,757	1,801
Capitalization of DAC	(43)	(34)	(61)
Amortization of DAC and VOBA	239	470	241
Interest expense on debt	105	108	106
Total other expenses	$4,976	$5,191	$5,135

__________________

(1)
Includes ($165) million, ($6) million and ($104) million for the years ended December 31, 2019, 2018 and 2017, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

Capitalization of DAC and Amortization of DAC and VOBA
See Note 4 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 6 for a description of the DAC amortization impact associated with the closed block.
Expenses related to Debt
See Note 11 for additional information on interest expense on debt.
Affiliated Expenses
Commissions and other variable expenses, capitalization of DAC and amortization of DAC and VOBA include the impact of affiliated reinsurance transactions. See Notes 5, 11 and 18 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

14. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
Through September 30, 2018, the Company sponsored various qualified and nonqualified defined benefit pension plans covering employees who meet specified eligibility requirements. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and final average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as interest credits, determined annually based upon the annual rate of interest on 30-year U.S. Treasury securities, for each account balance. In September 2018, the qualified and nonqualified defined benefit pension plans were amended, effective January 1, 2023, to provide benefits accruals for all active participants under the cash balance formula and to cease future accruals under the traditional formula. The nonqualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. Participating affiliates are allocated an equitable share of net expense related to the plans, proportionate to other expenses being allocated to these affiliates.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

Obligations and Funded Status

	December 31,
	2019			2018
	Pension Benefits (1)		Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$1,080		$19	$10,479	$1,656
Transfer to affiliate (2)	—		—	(9,316)	(1,648)
Service costs	17		—	18	—
Interest costs	46		1	42	1
Plan participants’ contributions	—		—	—	—
Plan amendments	3		—	(20)	—
Net actuarial (gains) losses (3)	162		2	(40)	(2)
Divestitures, settlements and curtailments	—		—	—	15
Benefits paid	(98)		(2)	(83)	(1)
Effect of foreign currency translation	—		—	—	(2)
Benefit obligations at December 31,	1,210		20	1,080	19
Change in plan assets:
Estimated fair value of plan assets at January 1,	—		18	9,371	1,426
Transfer to affiliate (2)	—		—	(9,371)	(1,426)
Actual return on plan assets	—		—	—	2
Divestitures, settlements and curtailments	—	—	—	—	18
Plan participants’ contributions	—		—	—	—
Employer contributions	98		—	83	—
Benefits paid	(98)		(2)	(83)	(1)
Foreign exchange impact	—		1	—	(1)
Estimated fair value of plan assets at December 31,	—		17	—	18
Over (under) funded status at December 31,	$(1,210)		$(3)	$(1,080)	$(1)
Amounts recognized on the consolidated balance sheets:
Other assets	$—		$3	$—	$5
Other liabilities	(1,210)		(6)	(1,080)	(6)
Net amount recognized	$(1,210)		$(3)	$(1,080)	$(1)
AOCI:
Net actuarial (gains) losses	$494		$(3)	$360	$(5)
Prior service costs (credit)	(16)		—	(22)	1
AOCI, before income tax	$478		$(3)	$338	$(4)
Accumulated benefit obligation	$1,143		N/A	$1,040	N/A
__________________

(1)	Includes nonqualified unfunded plans, for which the aggregate PBO was $1.2 billion and $1.1 billion at December 31, 2019 and 2018, respectively.

(2)	Transfer to affiliate represents the Transferred Plans’ book value as of September 30, 2018, net of the related 2018 net periodic benefit costs. See “— Net Periodic Benefit Costs.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

(3)
Significant sources of actuarial (gains) losses for pension and other postretirement benefits during 2019 include the impact of changes to the financial assumptions of $137 million and $2 million, respectively, and plan experience of $25 million and $0, respectively. Significant sources of actuarial (gains) losses for pension and other postretirement benefits during 2018 include the impact of changes to the financial assumptions of ($87) million and ($2) million, respectively, and plan experience of $47 million and $0, respectively.

Information for pension plans and other postretirement benefit plans with PBOs and/or accumulated benefit obligations (“ABO”) or APBO in excess of plan assets was as follows at:

	December 31,
	2019	2018	2019	2018	2019	2018
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets		APBO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$1,210	$1,080	$1,210	$1,080	N/A	N/A
Accumulated benefit obligations	$1,143	$1,040	$1,143	$1,040	N/A	N/A
Accumulated postretirement benefit obligations	N/A	N/A	N/A	N/A	$6	$6
Estimated fair value of plan assets	N/A	N/A	N/A	N/A	$—	$—

Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2019		2018		2017
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$17	$—	$123	$4	$169	$6
Interest costs	46	1	290	41	415	75
Settlement and curtailment costs	—	—	—	—	3	2
Expected return on plan assets	—	(1)	(394)	(54)	(509)	(72)
Amortization of net actuarial (gains) losses	27	—	142	(26)	189	—
Amortization of prior service costs (credit)	(3)	—	(1)	(14)	(1)	(22)
Allocated to affiliates	(22)	—	(66)	19	(48)	1
Total net periodic benefit costs (credit) (1)	65	—	94	(30)	218	(10)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	161	3	(40)	(4)	181	(148)
Prior service costs (credit)	3	—	(20)	—	—	—
Amortization of net actuarial (gains) losses	(27)	—	(35)	—	(189)	—
Amortization of prior service (costs) credit	3	—	1	—	1	22
Transfer to affiliate (2)	—	—	(2,389)	81	—	—
Total recognized in OCI	140	3	(2,483)	77	(7)	(126)
Total recognized in net periodic benefit costs and OCI	$205	$3	$(2,389)	$47	$211	$(136)

__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

(1)	Includes costs (credit) related to Transferred Plans of $65 million and ($49) million for pension benefits and other postretirement benefits, respectively, for the year ended December 31, 2018.

(2)	Transfer to affiliate represents the Transferred Plans’ book value as of September 30, 2018, net of the related 2018 other changes in plan assets and benefit obligations recognized in OCI.
Assumptions
Assumptions used in determining benefit obligations were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2019
Weighted average discount rate	3.30%			3.00%
Weighted average interest crediting rate	3.99%			N/A
Rate of compensation increase	2.25%	-	8.50%	N/A
December 31, 2018
Weighted average discount rate	4.35%			3.75%
Weighted average interest crediting rate	4.09%			N/A
Rate of compensation increase	2.25%	-	8.50%	N/A
Assumptions used in determining net periodic benefit costs for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2019
Weighted average discount rate	4.35%			3.75%
Weighted average interest crediting rate	4.01%			N/A
Weighted average expected rate of return on plan assets	N/A			4.00%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2018
Weighted average discount rate	3.65%			3.70%
Weighted average interest crediting rate	4.13%			N/A
Weighted average expected rate of return on plan assets	5.75%			5.11%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2017
Weighted average discount rate	4.30%			4.45%
Weighted average interest crediting rate	5.46%			N/A
Weighted average expected rate of return on plan assets	6.00%			5.36%
Rate of compensation increase	2.25%	-	8.50%	N/A
The weighted average discount rate is determined annually based on the yield, measured on a yield to worst basis, of a hypothetical portfolio constructed of high quality debt instruments available on the measurement date, which would provide the necessary future cash flows to pay the aggregate PBO when due.
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
The weighted average expected rate of return on plan assets for use in the plan valuation in 2020 is currently anticipated to be 3.00% for other postretirement benefits.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

The weighted average interest crediting rate is determined annually based on the plan selected rate, long-term financial forecasts of that rate and the demographics of the plan participants.
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2019		2018
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	6.5%	6.5%	6.6%	6.6%
Ultimate rate to which cost increase is assumed to decline	4.0%	4.0%	4.0%	4.0%
Year in which the ultimate trend rate is reached	2040	2040	2040	2040

Plan Assets
Through September 30, 2018, the Company provided MetLife employees with benefits under various Employee Retirement Income Security Act of 1974 (“ERISA”) benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of the Company’s qualified pension plans are held in an insurance group annuity contract, and the vast majority of the assets of the postretirement medical plan are held in a trust which largely utilizes insurance contracts to hold the assets. All of these contracts are issued by the Company, and the assets under the contracts are held in insurance separate accounts that have been established by the Company. The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity securities AFS, equity securities, derivatives, real estate and private equity investments. The assets backing the retiree life coverage also utilize insurance contracts issued by the Company’s insurance affiliate and are held in a general account Life Insurance Funding Agreement.
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
Estimated Fair Value
The pension and other postretirement benefit plan assets are categorized into a three-level fair value hierarchy, as described in Note 9, based upon the significant input with the lowest level in its valuation. The Level 2 asset category includes certain separate accounts that are primarily invested in liquid and readily marketable securities. The estimated fair value of such separate accounts is based upon reported NAV provided by fund managers and this value represents the amount at which transfers into and out of the respective separate account are effected. These separate accounts provide reasonable levels of price transparency and can be corroborated through observable market data. Directly held investments are primarily invested in U.S. and foreign government and corporate securities. The Level 3 asset category includes separate accounts that are invested in assets that provide little or no price transparency due to the infrequency with which the underlying assets trade and generally require additional time to liquidate in an orderly manner. Accordingly, the values for separate accounts invested in these alternative asset classes are based on inputs that cannot be readily derived from or corroborated by observable market data.
At December 31, 2019 and 2018, other postretirement plan assets measured at estimated fair value on a recurring basis were $17 million and $18 million, respectively, and were classified as short-term investments Level 2.
A rollforward of all pension assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Pension Benefits
Fixed Maturity Securities AFS:
	Corporate	Other (1)	Equity Securities	Other Investments	Derivative Assets
(In millions)
Balance, January 1, 2018	$1	$9	$3	$622	$1
Realized gains (losses)	—	—	—	—	—
Unrealized gains (losses)	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	—	—
Transfers into and/or out of Level 3	—	—	—	—	—
Transfer to affiliate	(1)	(9)	(3)	(622)	(1)
Balance, December 31, 2018	$—	$—	$—	$—	$—
__________________

(1)	Other includes ABS and collateralized mortgage obligations.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)

For the year ended December 31, 2019, there were no pension benefits measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs. For the years ended December 31, 2019 and 2018, there were no other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Expected Future Contributions and Benefit Payments
Benefit payments due under the nonqualified pension plans are primarily funded from the Company’s general assets as they become due under the provisions of the plans, and therefore benefit payments equal employer contributions. The Company expects to make contributions of $70 million to fund the benefit payments in 2020.
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
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2020	$74	$2
2021	$71	$1
2022	$70	$1
2023	$73	$1
2024	$77	$1
2025-2029	$403	$6

Defined Contribution Plans
Through September 30, 2018, the Company sponsored defined contribution plans for substantially all MetLife employees under which a portion of employee contributions are matched. As of October 1, 2018, except for the nonqualified defined contribution plan, the plan sponsor was changed from the Company to an affiliate. The Company contributed $26 million, $42 million and $65 million for the years ended December 31, 2019, 2018 and 2017, respectively.
15. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Current:
U.S. federal	$280	$217	$1,511
U.S. state and local	1	9	4
Non-U.S.	26	91	14
Subtotal	307	317	1,529
Deferred:
U.S. federal	(148)	(88)	(2,099)
Non-U.S.	(11)	(56)	9
Subtotal	(159)	(144)	(2,090)
Provision for income tax expense (benefit)	$148	$173	$(561)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Income (loss):
U.S.	$3,454	$1,202	$4,045
Non-U.S.	106	3,107	(1,079)
Total	$3,560	$4,309	$2,966

The reconciliation of the income tax provision at the U.S. statutory rate (21% in 2019 and 2018; 35% in 2017) to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Tax provision at U.S. statutory rate	$748	$905	$1,039
Tax effect of:
Dividend received deduction	(36)	(34)	(65)
Tax-exempt income	(40)	(13)	(49)
Prior year tax (1)	(173)	(175)	(29)
Low income housing tax credits	(254)	(284)	(278)
Other tax credits	(43)	(77)	(101)
Foreign tax rate differential	(7)	(8)	—
Change in valuation allowance	(7)	1	—
U.S. Tax Reform impact (2) (3) (4)	(6)	(139)	(1,089)
Other, net	(34)	(3)	11
Provision for income tax expense (benefit)	$148	$173	$(561)

__________________

(1)
As discussed further below, prior year tax includes a non-cash benefit related to an uncertain tax position of $158 million and $168 million for the years ended December 31, 2019 and 2018, respectively.

(2)	For the year ended December 31, 2019, U.S. Tax Reform impact includes a $6 million tax benefit related to the effect of sequestration on the alternative minimum tax credit.

(3)
For the year ended December 31, 2018, U.S. Tax Reform impact includes a $139 million tax benefit related to the adjustment of deferred taxes due to the U.S. tax rate change. This excludes $12 million of tax provision at the U.S. statutory rate for a total tax reform benefit of $151 million.

(4)	For the year ended December 31, 2017, U.S. Tax Reform impact of ($1.1) billion excludes ($23) million of tax provision at the U.S. statutory rate for a total tax reform benefit of ($1.1) billion.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

The Company recorded estimates of the impacts of U.S. Tax Reform in the period of enactment, the fourth quarter of 2017. In 2018, these estimates were updated in accordance with SAB 118. However, the impact of certain provisions of U.S. Tax Reform remains uncertain. For instance, many regulations under the new law have not been finalized or have only recently been finalized, including certain rules on international taxation. As a result, the Company continued to report additional revisions resulting from U.S. Tax Reform in 2019.
The incremental financial statement impact related to U.S. Tax Reform was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Income (loss) before provision for income tax	$—	$(58)	$(66)
Provision for income tax expense (benefit):
Deferred tax revaluation	(6)	(151)	(1,112)
Total provision for income tax expense (benefit)	(6)	(151)	(1,112)
Income (loss), net of income tax	6	93	1,046
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	—	133
Increase to net equity from U.S. Tax Reform	$6	$93	$1,179

In accordance with SAB 118 issued by the U.S. Securities and Exchange Commission (“SEC”) in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting was not complete. For these items, the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates were reported as provisional amounts during the measurement period, which did not exceed one year from the date of enactment of U.S. Tax Reform. In 2018, the Company reflected adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. While the SAB 118 provisional measurement period ended December 31, 2018, the Company continued to revise certain U.S. Tax Reform amounts in 2019.
As of December 31, 2017, the following items were considered provisional estimates due to complexities and ambiguities in U.S. Tax Reform which resulted in incomplete accounting for the tax effects of these provisions. Further guidance, either legislative or interpretive, and analysis were completed and updates were made to complete the accounting for these items during the measurement period as of December 31, 2018 and subsequent to the measurement period as of December 31, 2019:

•
Deemed Repatriation Transition Tax - The Company recorded a $1 million charge for this item for the year ended December 31, 2017. For the years ended December 31, 2019 and 2018, the Company did not record an additional tax charge.

•
Global Intangible Low-Tax Income (“GILTI”) - U.S. Tax Reform imposes a minimum tax on GILTI, which is generally the excess income of foreign subsidiaries over a 10% rate of routine return on tangible business assets. For the year ended December 31, 2017, the Company did not record a tax charge for this item. In 2018, the Company established an accounting policy in which it treats taxes due on GILTI as a current-period expense when incurred. The Company did not record a tax charge for the years ended December 31, 2019 and 2018.

•
Compensation and Fringe Benefits - U.S. Tax Reform limits certain employer deductions for fringe benefit and related expenses and also repeals the exception allowing the deduction of certain performance-based compensation paid to certain senior executives. The Company recorded an $8 million tax charge, included within the deferred tax revaluation as of December 31, 2017. The Company determined that no additional adjustment was required for the years ended December 31, 2019 and 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

•
Alternative Minimum Tax Credits - U.S. Tax Reform eliminates the corporate alternative minimum tax and allows for minimum tax credit carryforwards to be used to offset future regular tax or to be refunded 50% each tax year beginning in 2018, with any remaining balance fully refunded in 2021. However, pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, as amended, refund payments issued for corporations claiming refundable prior year alternative minimum tax credits are subject to a sequestration rate of 6.2%. The application of this fee to refunds in future years is subject to further guidance. Additionally, the sequestration reduction rate in effect at the time is subject to uncertainty. For the year ended December 31, 2017, the Company recorded a $7 million tax charge, included within the deferred tax revaluation. For the year ended December 31, 2018, the Company determined that no additional adjustment was required. In early 2019, the Internal Revenue Service (“IRS”) issued guidance indicating that for years beginning after December 31, 2017, refund payments and credit elect and refund offset transactions due to refundable alternative minimum tax credits will not be subject to the sequestration fee. Accordingly, to reflect this guidance the Company recorded a $6 million tax benefit in 2019.

•
Tax Credit Partnerships - The reduction in the federal corporate income tax rate due to U.S. Tax Reform required adjustments for multiple investment portfolios, including tax credit partnerships and tax-advantaged leveraged leases. Certain tax credit partnership investments derive returns in part from income tax credits. The Company recognizes changes in tax attributes at the partnership level when reported by the investee in its financial information. The Company did not receive the necessary investee financial information to determine the impact of U.S. Tax Reform on the tax attributes of its tax credit partnership investments until the third quarter of 2018. Accordingly, prior to the third quarter of 2018, the Company applied prior law to these equity method investments in accordance with SAB 118. For the year ended December 31, 2018, after receiving additional investee information, a reduction in tax credit partnerships’ equity method income of $46 million, net of income tax, was included in net investment income. The tax-advantaged leveraged lease portfolio is valued on an after-tax yield basis. In 2018, the Company received third party data that was used to complete a comprehensive review of its portfolio to determine the full and complete impact of U.S. Tax Reform on these investments. As a result of this review, a tax benefit of $126 million was recorded for the year ended December 31, 2018. No additional adjustment was required for the year ended December 31, 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2019	2018
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,305	$1,182
Net operating loss carryforwards (1)	82	94
Employee benefits	486	518
Tax credit carryforwards (2)	1,161	1,038
Litigation-related and government mandated	119	131
Other	407	347
Total gross deferred income tax assets	3,560	3,310
Less: Valuation allowance	80	93
Total net deferred income tax assets	3,480	3,217
Deferred income tax liabilities:
Investments, including derivatives	1,796	1,597
Intangibles	33	32
DAC	500	558
Net unrealized investment gains	2,719	987
Total deferred income tax liabilities	5,048	3,174
Net deferred income tax asset (liability)	$(1,568)	$43

__________________

(1)
The Company has recorded a deferred tax asset of $82 million primarily related to U.S. state net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2019. U.S. state net operating loss carryforwards will expire between 2020 and 2039, whereas others have an unlimited carryforward period. The valuation allowance reflects management’s assessment, based on available information, that it is more likely than not that the deferred income tax asset for certain U.S. state net operating loss carryforwards will not be realized. The tax benefit will be recognized when management believes that it is more likely than not that these deferred income tax assets are realizable.

(2)
Tax credit carryforwards for the year ended December 31, 2019 primarily reflect general business credits expiring between 2036 and 2039 and are reduced by $194 million related to unrecognized tax benefits.

Certain deferred income tax amounts at December 31, 2018 have been reclassified to conform to the 2019 presentation. The reclassification did not result in a change to the prior year net deferred income tax asset (liability) balance. The significant impacts related to deferred income tax assets were a $309 million decrease to Policyholder liabilities and receivables and a $347 million increase to Other. The significant impacts related to deferred income tax liabilities were a $81 million increase to Investments, including derivatives, and a $43 million decrease to Other. Additionally, the deferred income tax asset for Net operating loss carryforwards and offsetting Valuation allowance both increased by $72 million. The reclassifications resulted from a comprehensive review in 2019 of the tax effects between the book and tax bases of assets and liabilities, primarily with respect to the Company’s U.S. businesses.
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due from affiliates included $43 million and $27 million for the years ended December 31, 2019 and 2018, respectively.

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
For tax years 2000 through 2002 and tax years 2007 through 2009, the Company entered into binding agreements with the IRS in 2019 under which all remaining issues regarding the foreign tax credit matter noted above were resolved. Accordingly, in 2019, the Company recorded a non-cash benefit to net income of $226 million, net of tax, comprised of a $158 million tax benefit recorded in provision for income tax expense (benefit) and a $86 million interest benefit ($68 million, net of tax) included in other expenses. For tax years 2003 through 2006, the Company entered into binding agreements with the IRS in 2018 under which all remaining issues, including the foreign tax credit matter noted above, were resolved. Accordingly, in 2018, the Company recorded a non-cash benefit to net income of $349 million, net of tax, comprised of a $168 million tax benefit recorded in provision for income tax expense (benefit) and a $229 million interest benefit ($181 million, net of tax) included in other expenses. For tax years 2007 through 2009 (which are the subject of the current IRS examination), the Company has established adequate reserves for tax liabilities.
The Company’s overall liability for unrecognized tax benefits may increase or decrease in the next 12 months. For example, U.S. federal tax legislation and regulation could impact unrecognized tax benefits. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance at January 1,	$442	$890	$931
Additions for tax positions of prior years	—	3	—
Reductions for tax positions of prior years (1)	(158)	(169)	(38)
Additions for tax positions of current year	3	3	4
Reductions for tax positions of current year	—	—	(1)
Settlements with tax authorities (2)	(254)	(285)	(6)
Balance at December 31,	$33	$442	$890
Unrecognized tax benefits that, if recognized, would impact the effective rate	$33	$442	$890
__________________

(1)	The decreases are primarily related to non-cash benefits from tax audit settlements.

(2)	The decreases in 2019 and 2018 are primarily related to the tax audit settlement, of which $251 million and $284 million, respectively, was reclassified to the current income tax payable account.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)

Interest was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Interest expense (benefit) recognized on the consolidated statements of operations (1)	$(187)	$(457)	$47

		December 31,
		2019	2018
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$9	$196

__________________

(1)
The decreases in 2019 and 2018 are primarily related to the tax audit settlement, of which $68 million and $184 million, respectively, was recorded in other expenses and $119 million and $273 million, respectively, was reclassified to the current income tax payable account.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2019. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $175 million.
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
The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2019	2018	2017
	(In millions, except number of claims)
Asbestos personal injury claims at year end	61,134	62,522	62,930
Number of new claims during the year	3,187	3,359	3,514
Settlement payments during the year (1)	$49.4	$51.4	$48.6
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its recorded liability for asbestos-related claims to $457 million at December 31, 2019.
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
Owens v. Metropolitan Life Insurance Company (N.D. Ga., filed April 17, 2014)
Plaintiff filed this class action lawsuit on behalf of persons for whom Metropolitan Life Insurance Company established a Total Control Account (“TCA”) to pay death benefits under an ERISA plan. The action alleged that Metropolitan Life Insurance Company’s use of the TCA as the settlement option for life insurance benefits under some group life insurance policies violated Metropolitan Life Insurance Company’s fiduciary duties under ERISA. On September 27, 2016, the court denied Metropolitan Life Insurance Company’s summary judgment motion in full and granted plaintiff’s partial summary judgment motion. On September 29, 2017, the court certified a nationwide class. On November 19, 2019, the court approved a settlement in which Metropolitan Life Insurance Company agreed to pay $80 million to resolve the claims of all class members. The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by Metropolitan Life Insurance Company. The Company accrued the full amount of the settlement payment in prior periods and the payment was made.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Martin v. Metropolitan Life Insurance Company (Superior Court of the State of California, County of Contra Costa, filed December 17, 2015)
Plaintiffs filed this putative class action lawsuit on behalf of themselves and all California persons who have been charged compound interest by Metropolitan Life Insurance Company in life insurance policy and/or premium loan balances within the last four years. Plaintiffs allege that Metropolitan Life Insurance Company has engaged in a pattern and practice of charging compound interest on life insurance policy and premium loans without the borrower authorizing such compounding, and that this constitutes an unlawful business practice under California law. Plaintiffs assert causes of action for declaratory relief, violation of California’s Unfair Competition Law and Usury Law, and unjust enrichment. Plaintiffs seek declaratory and injunctive relief, restitution of interest, and damages in an unspecified amount. On April 12, 2016, the court granted Metropolitan Life Insurance Company’s motion to dismiss. Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit dismissed the appeal on December 2, 2019.
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, on behalf of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature on their long-term care insurance policies and whose premium rates were increased after age 65. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted Metropolitan Life Insurance Company’s motion to dismiss the action. Plaintiff appealed this ruling and the United States Court of Appeals for the Seventh Circuit reversed and remanded the case to the district court for further proceedings. On February 20, 2020, the district court approved a nationwide class settlement of the case. The Company accrued the full amount of the expected settlement payment in prior periods.
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
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (“The Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., Metropolitan Life Insurance Company, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. On April 3, 2019, the court granted MetLife, Inc.’s and Metropolitan Life Insurance Company’s motion to dismiss and dismissed the complaint in its entirety. The Relator filed an appeal with the Appellate Division of the New York State Supreme Court, First Division.
Miller, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., filed January 4, 2019)
Plaintiffs filed a second amended complaint in this putative class action, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy with a Group Variable Universal Life policy wherein Metropolitan Life Insurance Company allegedly charged smoker rates for certain non-smokers. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On September 17, 2019, the Court granted the Company’s motion to dismiss plaintiffs’ second amended complaint and dismissed the case in its entirety. Plaintiffs filed an appeal with the United States Court of Appeals for the Second Circuit.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Regulatory and Litigation Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made inquiries into this issue and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company is also exposed to lawsuits and could be exposed to additional legal actions relating to this issue. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Litigation Matters
Atkins et. al. v. MetLife, Inc., et. al. (D.Nev., filed November 18, 2019)
Plaintiffs filed this putative class action on behalf of all persons due benefits under group annuity contracts but who did not receive the entire amount to which they were entitled. Plaintiffs assert claims for breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unjust enrichment, and conversion based on allegations that the defendants failed to timely pay annuity benefits to certain group annuitants. Plaintiffs seek declaratory and injunctive relief, as well as unspecified compensatory and punitive damages, and other relief. Defendants intend to defend this action vigorously.
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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2019	2018
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$38	$42
Premium tax offset currently available for paid assessments	39	43
Total	$77	$85
Other Liabilities:
Insolvency assessments	$53	$57

Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.7 billion and $3.6 billion at December 31, 2019 and 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.6 billion at both December 31, 2019 and 2018.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $392 million, with a cumulative maximum of $534 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $3 million and $5 million at December 31, 2019 and 2018, respectively, for indemnities, guarantees and commitments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)

17. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2019 and 2018 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions)
2019
Total revenues	$8,237	$9,146	$10,810	$8,056
Total expenses	$7,729	$7,923	$9,238	$7,799
Net income (loss)	$508	$1,067	$1,339	$498
Less: Net income (loss) attributable to noncontrolling interests	$1	$—	$1	$(8)
Net income (loss) attributable to Metropolitan Life Insurance Company	$507	$1,067	$1,338	$506
2018
Total revenues	$8,446	$14,809	$9,751	$9,155
Total expenses	$7,711	$13,709	$8,847	$7,585
Net income (loss)	$672	$1,007	$816	$1,641
Less: Net income (loss) attributable to noncontrolling interests	$3	$5	$2	$(4)
Net income (loss) attributable to Metropolitan Life Insurance Company	$669	$1,002	$814	$1,645

18. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $2.9 billion, $2.1 billion and $2.2 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Total revenues received from affiliates related to these agreements were $29 million, $135 million and $234 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Prior to 2019, the Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements included management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $1.1 billion and $1.4 billion for the years ended December 31, 2018 and 2017, respectively, and were reimbursed to the Company by these affiliates.
In 2018, the Company and the MetLife enterprise updated their shared facilities and services structure to more efficiently share enterprise assets and services. Effective as of October 1, 2018, the Company entered into new service agreements with its affiliates, which replaced existing agreements. Under the new agreements, the Company will no longer be the primary provider of services to affiliates and will receive further services from affiliates to conduct its activities.
The Company had net payables to affiliates, related to the items discussed above, of $250 million and $181 million at December 31, 2019 and 2018, respectively.
See Notes 1, 5, 7, 11, 12 and 14 for additional information on related party transactions. Also, see Note 5 for information related to the separation of Brighthouse.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2019
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
U.S. government and agency	$25,568	$29,248	$29,248
Public utilities	6,497	7,517	7,517
Municipals	6,419	7,856	7,856
Foreign government	4,329	5,006	5,006
All other corporate bonds	73,628	80,409	80,409
Total bonds	116,441	130,036	130,036
Mortgage-backed and asset-backed securities	37,214	38,694	38,694
Redeemable preferred stock	742	834	834
Total fixed maturity securities AFS	154,397	169,564	169,564
Mortgage loans	65,549		65,549
Policy loans	6,100		6,100
Real estate and real estate joint ventures	6,624		6,624
Real estate acquired in satisfaction of debt	35		35
Other limited partnership interests	4,954		4,954
Short-term investments	1,883		1,883
Other invested assets	16,979		16,979
Total investments	$256,521		$271,688
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2019 and 2018
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2019
U.S.	$405	$69,687	$69,394	$—	$216	$24
MetLife Holdings	3,048	68,125	22,346	495	160	163
Corporate & Other	—	244	(32)	—	—	—
Total	$3,453	$138,056	$91,708	$495	$376	$187
2018
U.S.	$403	$67,770	$67,233	$—	$137	$26
MetLife Holdings	3,709	65,730	23,423	494	159	167
Corporate & Other	5	291	—	—	—	—
Total	$4,117	$133,791	$90,656	$494	$296	$193
______________

(1)	Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.

(2)	Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2019
U.S.	$19,547	$6,481	$20,906	$55	$2,904
MetLife Holdings	4,097	4,579	5,769	184	1,900
Corporate & Other	1	(87)	—	—	971
Total	$23,645	$10,973	$26,675	$239	$5,775
2018
U.S.	$24,411	$6,429	$25,922	$75	$2,810
MetLife Holdings	4,306	4,653	5,649	395	2,079
Corporate & Other	20	(163)	5	—	917
Total	$28,737	$10,919	$31,576	$470	$5,806
2017
U.S.	$20,500	$6,012	$22,019	$56	$2,680
MetLife Holdings	4,643	4,758	6,004	185	2,293
Corporate & Other	9	(257)	4	—	1,018
Total	$25,152	$10,513	$28,027	$241	$5,991
______________

(1)	Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2019, 2018 and 2017
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2019
Life insurance in-force	$3,810,612	$257,882	$525,190	$4,077,920	12.9%
Insurance premium
Life insurance (1)	$14,114	$879	$785	$14,020	5.6%
Accident & health insurance	7,690	128	26	7,588	0.3%
Total insurance premium	$21,804	$1,007	$811	$21,608	3.8%
2018
Life insurance in-force	$3,736,612	$260,086	$453,560	$3,930,086	11.5%
Insurance premium
Life insurance (1)	$19,673	$894	$725	$19,504	3.7%
Accident & health insurance	7,210	128	27	7,109	0.4%
Total insurance premium	$26,883	$1,022	$752	$26,613	2.8%
2017
Life insurance in-force	$3,377,964	$266,895	$490,033	$3,601,102	13.6%
Insurance premium
Life insurance (1)	$16,022	$1,132	$1,097	$15,987	6.9%
Accident & health insurance	7,040	121	19	6,938	0.3%
Total insurance premium	$23,062	$1,253	$1,116	$22,925	4.9%

______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2019, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $14.2 billion and $1.3 billion, respectively, and life insurance premiums of $115 million and $9 million, respectively. For the year ended December 31, 2018, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $14.7 billion and $1.2 billion, respectively, and life insurance premiums of $117 million and $9 million, respectively. For the year ended December 31, 2017, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $16.2 billion and $1.3 billion, respectively, and life insurance premiums of $132 million and $122 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company has designed these controls and procedures to ensure that information the Company is required to disclose in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Company management, including the CEO and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2019.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2019.
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
Independent Auditor’s Fees for 2019 and 2018
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2019 and 2018. All fees shown in the table were related to services that were approved by the Audit Committee of MetLife, Inc. (“Audit Committee”).

	2019	2018
	(In millions)
Audit fees (1)	$43.9	$41.7
Audit-related fees (2)	$3.6	$13.8
Tax fees (3)	$0.3	$1.4
All other fees (4)	$2.5	$1.3
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
Approval of Fees
The Audit Committee approves Deloitte’s audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform pre-approved audit services and pre-approved audit-related tax and other permitted non-audit services that MetLife expects to be performed for the fiscal year. The Audit Committee or a designated member of the Audit Committee to whom authority has been delegated may, from time to time, pre-approve additional audit and non-audit services to be performed by MetLife’s independent auditor. Any pre-approval of services between Audit Committee meetings must be reported to the full Audit Committee at its next scheduled meeting.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 80.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 80.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 219.
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

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization of Metropolitan Life Insurance Company dated September 28, 1999.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization of Metropolitan Life Insurance Company, dated March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

3.1	Amended and Restated Charter of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.2	May 19, 2016

3.2	Amended and Restated By-Laws of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.4	May 19, 2016

4.1	Description of Securities.					X

10.1	Five-Year Credit Agreement, dated as of August 4, 2017 (“2017 Credit Agreement”), amending and restating the Five-Year Credit Agreement, dated as of May 30, 2014 (“2014 Credit Agreement”), among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (The 2017 Credit Agreement is included as Exhibit A to the Second Amendment, dated as of December 20, 2016, to the 2014 Credit Agreement).	8-K	001-15787	10.1	December 21, 2016

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 9, 2020

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/ Michel A. Khalaf
	Name:	Michel A. Khalaf
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 9, 2020
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	March 9, 2020
Carlos M. Gutierrez

/s/ Gerald L. Hassell	Director	March 9, 2020
Gerald L. Hassell

/s/ David L. Herzog	Director	March 9, 2020
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	March 9, 2020
R. Glenn Hubbard

/s/ Edward J. Kelly, III	Director	March 9, 2020
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 9, 2020
William E. Kennard

/s/ James M. Kilts	Director	March 9, 2020
James M. Kilts

/s/ Catherine R. Kinney	Director	March 9, 2020
Catherine R. Kinney

/s/ Diana L. McKenzie	Director	March 9, 2020
Diana L. McKenzie

/s/ Denise M. Morrison	Director	March 9, 2020
Denise M. Morrison

/s/ Mark A. Weinberger	Director	March 9, 2020
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2020
Michel A. Khalaf

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2020
John D. McCallion

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2020
Tamara L. Schock