Form 10-Q
period 2020-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2020-05-12
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 12, 2020, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. They use words and terms such as “anticipate,” “assume,” “become,” “believe,” “can,” “continue,” “could,” “emerging,” “estimate,” “evolve,” “expect,” “forecast,” “future,” “if,” “intend,” “may,” “plan,” “possible,” “potential,” “probable,” “project,” “remain,” “risk,” “scheduled,” “target,” “ultimate,” “vary,” “when,” “will,” “would” and other words and terms of similar meaning, in each of their forms of speech, or that are tied to future periods in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Many factors will be important in determining the results of Metropolitan Life Insurance Company, its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) the course of the COVID-19 pandemic, and responses to it, which may also precipitate or exacerbate the remaining risks; (2) difficult economic conditions, including risks relating to interest rates, credit spreads, equity, real estate, obligors and counterparties, derivatives, and terrorism and security; (3) adverse global capital and credit market conditions, which may affect our ability to meet liquidity needs and access capital, including through credit facilities; (4) downgrades in our claims paying ability, financial strength or credit ratings; (5) availability and effectiveness of reinsurance, hedging or indemnification arrangements; (6) the impact on us of changes to and implementation of the wide variety of laws and regulations to which we are subject; (7) regulatory, legislative or tax changes relating to our operations that may affect the cost of, or demand for, our products or services; (8) adverse results or other consequences from litigation, arbitration or regulatory investigations; (9) investment losses, defaults and volatility; (10) potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (11) differences between actual claims experience and underwriting and reserving assumptions; (12) the impact of technological changes on our businesses; (13) catastrophe losses; (14) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (15) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements or value of business acquired; (16) exposure to losses related to guarantees in certain products; (17) ineffectiveness of risk management policies and procedures or models; (18) a failure in MetLife’s cybersecurity systems or other information security systems or MetLife’s disaster recovery plans; (19) any failure to protect the confidentiality of client information; (20) changes in accounting standards; (21) MetLife associates taking excessive risks; (22) difficulties in or complications from marketing and distributing products through our distribution channels; (23) difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions and dispositions, joint ventures, or other legal entity reorganizations; and (24) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2020 and December 31, 2019 (Unaudited)
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $159,542 and $154,397, respectively; allowance for credit loss of $50 and $0, respectively)	$170,882	$169,564
Mortgage loans (net of allowance for credit loss of $417 and $289, respectively; includes $198 and $210, respectively, relating to variable interest entities; includes $180 and $188, respectively, under the fair value option and $0 and $59, respectively, of mortgage loans held-for-sale)	66,041	65,549
Policy loans	6,103	6,100
Real estate and real estate joint ventures (includes $1,410 and $1,378, respectively, relating to variable interest entities; and $144 and $127, respectively, under the fair value option)	6,859	6,659
Other limited partnership interests	5,242	4,954
Short-term investments at estimated fair value	4,274	1,883
Other invested assets (includes $1,050 and $1,085, respectively, of leveraged and direct financing leases and $95 and $94, respectively, relating to variable interest entities)	24,230	16,979
Total investments	283,631	271,688
Cash and cash equivalents, principally at estimated fair value (includes $11 and $5, respectively, relating to variable interest entities)	14,372	8,927
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	2,359	1,987
Premiums, reinsurance and other receivables (includes $2 and $3, respectively, relating to variable interest entities)	23,384	22,435
Deferred policy acquisition costs and value of business acquired	3,395	3,453
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	4,432	4,460
Separate account assets	111,541	117,867
Total assets	$443,114	$430,817
Liabilities and Equity
Liabilities
Future policy benefits	$127,741	$128,304
Policyholder account balances	95,116	91,708
Other policy-related balances	7,755	7,732
Policyholder dividends payable	495	495
Policyholder dividend obligation	1,677	2,020
Payables for collateral under securities loaned and other transactions	27,883	20,365
Short-term debt	127	128
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	1,626	1,548
Current income tax payable	413	388
Deferred income tax liability	2,598	1,568
Other liabilities	29,219	26,082
Separate account liabilities	111,541	117,867
Total liabilities	406,191	398,205
Contingencies, Commitments and Guarantees (Note 12)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,456	12,455
Retained earnings	12,986	9,943
Accumulated other comprehensive income (loss) ("AOCI")	11,291	10,025
Total Metropolitan Life Insurance Company stockholder’s equity	36,738	32,428
Noncontrolling interests	185	184
Total equity	36,923	32,612
Total liabilities and equity	$443,114	$430,817
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Revenues
Premiums	$5,248	$5,052
Universal life and investment-type product policy fees	528	503
Net investment income	2,644	2,645
Other revenues	373	401
Net investment gains (losses)	(182)	(54)
Net derivative gains (losses)	3,555	(310)
Total revenues	12,166	8,237
Expenses
Policyholder benefits and claims	5,679	5,662
Interest credited to policyholder account balances	611	662
Policyholder dividends	248	257
Other expenses	1,291	1,148
Total expenses	7,829	7,729
Income (loss) before provision for income tax	4,337	508
Provision for income tax expense (benefit)	790	—
Net income (loss)	3,547	508
Less: Net income (loss) attributable to noncontrolling interests	(2)	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,549	$507
Comprehensive income (loss)	$4,813	$3,446
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(2)	1
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$4,815	$3,445
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$5	$12,455	$9,943	$10,025	$32,428	$184	$32,612
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			(113)		(113)		(113)
Balance at January 1, 2020	5	12,455	9,830	10,025	32,315	184	32,499
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(393)		(393)		(393)
Change in equity of noncontrolling interests					—	3	3
Net income (loss)			3,549		3,549	(2)	3,547
Other comprehensive income (loss), net of income tax				1,266	1,266		1,266
Balance at March 31, 2020	$5	$12,456	$12,986	$11,291	$36,738	$185	$36,923

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$5	$12,450	$9,512	$3,562	$25,529	$198	$25,727
Cumulative effects of changes in accounting principles, net of income tax			78	17	95		95
Balance at January 1, 2019	5	12,450	9,590	3,579	25,624	198	25,822
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(2,146)		(2,146)		(2,146)
Change in equity of noncontrolling interests					—	(4)	(4)
Net income (loss)			507		507	1	508
Other comprehensive income (loss), net of income tax				2,938	2,938		2,938
Balance at March 31, 2019	$5	$12,451	$7,951	$6,517	$26,924	$195	$27,119
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$766	$1,191
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	10,343	14,382
Equity securities	58	47
Mortgage loans	2,410	1,497
Real estate and real estate joint ventures	41	83
Other limited partnership interests	115	158
Purchases and originations of:
Fixed maturity securities available-for-sale	(14,777)	(12,900)
Equity securities	(28)	(9)
Mortgage loans	(3,005)	(3,637)
Real estate and real estate joint ventures	(293)	(278)
Other limited partnership interests	(226)	(233)
Cash received in connection with freestanding derivatives	3,762	579
Cash paid in connection with freestanding derivatives	(850)	(575)
Net change in policy loans	(3)	7
Net change in short-term investments	(2,399)	(954)
Net change in other invested assets	33	9
Net change in property, equipment and leasehold improvements	5	(7)
Other, net	12	1
Net cash provided by (used in) investing activities	(4,802)	(1,830)
Cash flows from financing activities
Policyholder account balances:
Deposits	20,246	18,826
Withdrawals	(17,837)	(17,928)
Net change in payables for collateral under securities loaned and other transactions	7,518	(158)
Long-term debt issued	78	—
Long-term debt repaid	(5)	(10)
Financing element on certain derivative instruments and other derivative related transactions, net	(127)	(30)
Dividends paid to MetLife, Inc.	(393)	(1,400)
Other, net	1	(6)
Net cash provided by (used in) financing activities	9,481	(706)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	1
Change in cash and cash equivalents	5,445	(1,344)
Cash and cash equivalents, beginning of period	8,927	6,882
Cash and cash equivalents, end of period	$14,372	$5,538
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$11	$12
Income tax	$8	$12
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$1
Dividends to MetLife, Inc. declared and unpaid	$—	$746
Operating lease liability associated with the recognition of right-of-use assets	$—	$141

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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain, including the novel coronavirus COVID-19 pandemic. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2019 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2019 Annual Report.
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of Metropolitan Life Insurance Company and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
The Company uses the equity method of accounting or the fair value option (“FVO”) for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Since the Company is a member of a controlled group of affiliated companies, its results may not be indicative of those of a stand-alone entity.
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2020 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
Summary of Significant Accounting Policies
The following are the Company’s significant accounting policies updated for the January 1, 2020 adoption of new accounting pronouncements related to investments.
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, intent-to-sell impairments, as well as provisions for credit loss in the allowance for credit loss (“ACL”) on fixed maturity securities available-for-sale (“AFS”), mortgage loans and investments in leases and subsequent changes in the ACL or for impairment losses on real estate investments, are reported within net investment gains (losses), unless otherwise stated herein. Accrued investment income is presented separately on the consolidated balance sheet and excluded from the carrying value of the related investments, primarily fixed maturity securities and mortgage loans.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fixed Maturity Securities
The majority of the Company’s fixed maturity securities are classified as AFS and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income (loss) (“OCI”), net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Sales of securities are determined on a specific identification basis.
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See also Note 7 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products” in the Notes to the Consolidated Financial Statements included in the 2019 Annual Report. The amortization of premium and accretion of discount also takes into consideration call and maturity dates.
The Company periodically evaluates its fixed maturity securities AFS for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value as described in Note 5 “— Fixed Maturity Securities Available-for-Sale — Evaluation of Fixed Maturity Securities AFS for Credit Loss.”
Prior to January 1, 2020, the Company applied other than temporary impairment (“OTTI”) guidance for securities in an unrealized loss position. An OTTI was recognized in earnings within net investment gains (losses) when it was anticipated that the amortized cost would not be recovered. When either: (i) the Company had the intent to sell the security, or (ii) it was more likely than not that the Company would be required to sell the security before recovery, the reduction of amortized cost and the OTTI recognized in earnings was the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions existed, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected was recognized as a reduction of amortized cost and an OTTI in earnings. If the estimated fair value was less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors was recorded in OCI.
On January 1, 2020, the Company adopted accounting standards update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) using a modified retrospective approach. Under ASU 2016-13, for securities in an unrealized loss position, a credit loss is recognized in earnings within net investment gains (losses) when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security, or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the reduction of amortized cost and the loss recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as a “credit loss” by establishing an ACL with a corresponding charge to earnings in net investment gains (losses). However, the ACL is limited by the amount that the fair value is less than the amortized cost. This limitation is known as the “fair value floor”. If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
The new guidance also replaces the model for purchased credit impaired (“PCI”) fixed maturity securities AFS and financing receivables and requires the establishment of an ACL at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment. Upon adoption, the replacement of the PCI model did not have a material impact on the Company’s interim condensed consolidated financial statements.
Mortgage Loans
ASU 2016-13 requires an ACL based on the expectation of lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans and leveraged and direct financing leases, as described in Note 5.
The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural and residential. Also included in commercial mortgage loans are revolving line of credit loans collateralized by commercial properties. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 5.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of ACL. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount.
The Company ceases to accrue interest when the collection of interest is not considered probable, which is based on a current evaluation of the status of the borrower including the number of days past due. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. The Company records cash receipts on non-accruing loans in accordance with the loan agreement. The Company records charge-offs upon the realization of a credit loss, typically through foreclosure or after a decision is made to sell a loan, or for residential loans when, after considering the individual consumer’s financial status, management believes amounts are not collectible. Gain or loss upon charge-off is recorded, net of previously established ACL, in net investment gains (losses). Cash recoveries on principal amounts previously charged-off are generally recorded in net investment gains.
Also included in mortgage loans are residential mortgage loans for which the FVO was elected, and which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment income.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of new ASUs issued by the FASB and the impact of the adoption on the Company’s consolidated financial statements.
Adoption of New Accounting Pronouncements
Except as noted below, the ASUs adopted by the Company effective January 1, 2020 did not have a material impact on its consolidated financial statements or disclosures.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions.

Effective for contract modifications made between March 12, 2020 and December 31, 2022
The new guidance will reduce the operational and financial impacts of contract modifications that replace a reference rate, such as London InterBank Offered Rate (LIBOR), affected by reference rate reform. The adoption of the new guidance did not have an impact on the Company’s interim condensed consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The new guidance simplifies the former two-step goodwill impairment test by eliminating Step 2 of the test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.
January 1, 2020, the Company adopted, using a prospective approach.
The adoption of the new guidance reduced the complexity involved with the evaluation of goodwill for impairment. The impact of the new guidance will depend on the outcomes of future goodwill impairment tests.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief; and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses

This new guidance requires an ACL based on the expectation of lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and leveraged and direct financing leases.

The former model for OTTI on fixed maturity securities AFS has been modified and requires the recording of an ACL instead of a reduction of the amortized cost. Any improvements in expected future cash flows will no longer be reflected as a prospective yield adjustment, but instead will be reflected as a reduction in the ACL. The new guidance also replaces the model for PCI fixed maturity securities AFS and financing receivables and requires the establishment of an ACL at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment.

The new guidance also requires enhanced disclosures.

January 1, 2020 for substantially all financial assets, the Company adopted using a modified retrospective approach. For previously impaired fixed maturity securities AFS and certain fixed maturity securities AFS acquired with evidence of credit quality deterioration since origination, the Company adopted prospectively on January 1, 2020.

The adoption of this guidance resulted in a $113 million, net of income tax, decrease to retained earnings primarily related to the Company’s mortgage loan investments. The Company has included the required disclosures within Note 5.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2020 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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

January 1, 2021. The new guidance should be applied either on a retrospective, modified retrospective or prospective basis based on the items to which the amendments relate. Early adoption is permitted.

The Company has started its implementation efforts and is currently evaluating the impact of the new guidance on its consolidated financial statements.
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date

The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred policy acquisition costs (“DAC”) for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of the amendments in ASU 2018-12 for all entities.
January 1, 2022, to be applied retrospectively to January 1, 2020 (with early adoption permitted).
The implementation efforts of the Company and the evaluation of the impact of the new guidance are in progress. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its consolidated financial statements.

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
The financial measures of adjusted revenues and adjusted expenses focus on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP and other businesses that have been or will be sold or exited by MLIC but do not meet the discontinued operations criteria under GAAP and are referred to as divested businesses. Divested businesses also include the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MLIC that do not meet the criteria to be included in results of discontinued operations under GAAP. Adjusted revenues also excludes net investment gains (losses) and net derivative gains (losses).

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2020 and 2019. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs, (ii) time studies analyzing the amount of employee compensation costs incurred by each segment, and (iii) cost estimates included in the Company’s product pricing.

Three Months Ended March 31, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,510	$738	$—	$5,248	$—	$5,248
Universal life and investment-type product policy fees	262	244	—	506	22	528
Net investment income	1,634	1,166	(70)	2,730	(86)	2,644
Other revenues	214	26	133	373	—	373
Net investment gains (losses)	—	—	—	—	(182)	(182)
Net derivative gains (losses)	—	—	—	—	3,555	3,555
Total revenues	6,620	2,174	63	8,857	3,309	12,166
Expenses
Policyholder benefits and claims and policyholder dividends	4,561	1,397	—	5,958	(31)	5,927
Interest credited to policyholder account balances	442	173	—	615	(4)	611
Capitalization of DAC	(14)	4	—	(10)	—	(10)
Amortization of DAC and VOBA	14	79	—	93	10	103
Interest expense on debt	2	2	21	25	—	25
Other expenses	794	200	178	1,172	1	1,173
Total expenses	5,799	1,855	199	7,853	(24)	7,829
Provision for income tax expense (benefit)	175	62	(147)	90	700	790
Adjusted earnings	$646	$257	$11	914
Adjustments to:
Total revenues				3,309
Total expenses				24
Provision for income tax (expense) benefit				(700)
Net income (loss)				$3,547		$3,547

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2019	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,302	$750	$—	$5,052	$—	$5,052
Universal life and investment-type product policy fees	264	217	—	481	22	503
Net investment income	1,638	1,139	(57)	2,720	(75)	2,645
Other revenues	204	63	134	401	—	401
Net investment gains (losses)	—	—	—	—	(54)	(54)
Net derivative gains (losses)	—	—	—	—	(310)	(310)
Total revenues	6,408	2,169	77	8,654	(417)	8,237
Expenses
Policyholder benefits and claims and policyholder dividends	4,438	1,398	—	5,836	83	5,919
Interest credited to policyholder account balances	487	178	—	665	(3)	662
Capitalization of DAC	(15)	3	—	(12)	—	(12)
Amortization of DAC and VOBA	14	47	—	61	(42)	19
Interest expense on debt	3	2	22	27	—	27
Other expenses	723	200	191	1,114	—	1,114
Total expenses	5,650	1,828	213	7,691	38	7,729
Provision for income tax expense (benefit)	157	67	(128)	96	(96)	—
Adjusted earnings	$601	$274	$(8)	867
Adjustments to:
Total revenues				(417)
Total expenses				(38)
Provision for income tax (expense) benefit				96
Net income (loss)				$508		$508

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2020	December 31, 2019
	(In millions)
U.S.	$252,519	$246,319
MetLife Holdings	153,301	156,327
Corporate & Other	37,294	28,171
Total	$443,114	$430,817

3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain non-life contingent portions of GMIBs are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	March 31, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$42,277		$18,200		$49,207		$21,472
Separate account value (1)	$32,768		$17,376		$39,679		$20,666
Net amount at risk	$2,972	(3)	$1,035	(4)	$1,195	(3)	$524	(4)
Average attained age of contractholders	68 years		66 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$142		N/A		$143
Net amount at risk	N/A		$77	(5)	N/A		$80	(5)
Average attained age of contractholders	N/A		54 years		N/A		54 years

	March 31, 2020		December 31, 2019
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,304	$887	$4,909	$899
Net amount at risk (6)	$41,387	$5,782	$41,385	$5,884
Average attained age of policyholders	57 years	64 years	57 years	64 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Balance, beginning of period	$13,140	$12,590
Less: Reinsurance recoverables	1,525	1,497
Net balance, beginning of period	11,615	11,093
Incurred related to:
Current period	4,734	4,295
Prior periods (1)	(64)	87
Total incurred	4,670	4,382
Paid related to:
Current period	(2,240)	(1,931)
Prior periods	(2,409)	(2,201)
Total paid	(4,649)	(4,132)
Net balance, end of period	11,636	11,343
Add: Reinsurance recoverables	1,661	1,537
Balance, end of period (included in future policy benefits and other policy-related balances)	$13,297	$12,880
__________________

(1)
For the three months ended March 31, 2020, claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the current period. For the three months ended March 31, 2019, claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,214	$39,379
Other policy-related balances	340	423
Policyholder dividends payable	431	432
Policyholder dividend obligation	1,677	2,020
Deferred income tax liability	82	79
Other liabilities	169	81
Total closed block liabilities	41,913	42,414
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,332	25,977
Mortgage loans	6,995	7,052
Policy loans	4,478	4,489
Real estate and real estate joint ventures	556	544
Other invested assets	934	416
Total investments	38,295	38,478
Cash and cash equivalents	148	448
Accrued investment income	427	419
Premiums, reinsurance and other receivables	67	75
Current income tax recoverable	90	91
Total assets designated to the closed block	39,027	39,511
Excess of closed block liabilities over assets designated to the closed block	2,886	2,903
AOCI:
Unrealized investment gains (losses), net of income tax	2,008	2,453
Unrealized gains (losses) on derivatives, net of income tax	314	97
Allocated to policyholder dividend obligation, net of income tax	(1,325)	(1,596)
Total amounts included in AOCI	997	954
Maximum future earnings to be recognized from closed block assets and liabilities	$3,883	$3,857

Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	(In millions)
Balance, beginning of period	$2,020	$428
Change in unrealized investment and derivative gains (losses)	(343)	1,592
Balance, end of period	$1,677	$2,020

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Revenues
Premiums	$367	$367
Net investment income	407	428
Net investment gains (losses)	(19)	(1)
Net derivative gains (losses)	26	3
Total revenues	781	797
Expenses
Policyholder benefits and claims	550	539
Policyholder dividends	219	228
Other expenses	27	29
Total expenses	796	796
Revenues, net of expenses before provision for income tax expense (benefit)	(15)	1
Provision for income tax expense (benefit)	(3)	—
Revenues, net of expenses and provision for income tax expense (benefit)	$(12)	$1

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

5. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, alternative and sub-prime mortgage-backed securities. Asset-backed securities (“ABS”) includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are collectively, “Structured Products.” In accordance with new guidance adopted January 1, 2020 regarding expected credit loss, securities that incurred a credit loss after December 31, 2019 and were still held as of March 31, 2020, are presented net of ACL. In accordance with previous guidance, both the temporary loss and OTTI loss are presented for securities that were in an unrealized loss position as of December 31, 2019.

	March 31, 2020					December 31, 2019
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		ACL	Gains	Losses			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$52,744	$(44)	$4,839	$1,704	$55,835	$52,446	$6,236	$223	$—	$58,459
U.S. government and agency	26,491	—	7,248	4	33,735	25,568	3,706	26	—	29,248
Foreign corporate	28,400	—	1,144	1,898	27,646	28,421	2,397	517	—	30,301
RMBS	23,297	—	1,285	329	24,253	21,476	1,324	59	(32)	22,773
ABS	11,395	—	23	838	10,580	10,215	47	61	—	10,201
Municipals	6,830	—	1,491	28	8,293	6,419	1,450	13	—	7,856
CMBS	5,944	—	105	276	5,773	5,523	214	17	—	5,720
Foreign government	4,441	(6)	509	177	4,767	4,329	724	47	—	5,006
Total fixed maturity securities AFS	$159,542	$(50)	$16,644	$5,254	$170,882	$154,397	$16,098	$963	$(32)	$169,564
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit loss on such securities. See also “— Net Unrealized Investment Gains (Losses).”

Maturities of Fixed Maturity Securities AFS
The amortized cost net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost net of ACL	$10,463	$22,630	$27,851	$57,912	$40,636	$159,492
Estimated fair value	$10,466	$22,191	$28,620	$68,999	$40,606	$170,882

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position. Included in the table below are securities without an ACL as of March 31, 2020, in accordance with new guidance adopted January 1, 2020. Also included in the table below are all securities in an unrealized loss position as of December 31, 2019, in accordance with previous guidance.

	March 31, 2020				December 31, 2019
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$14,778	$1,569	$357	$130	$2,036	$77	$1,304	$146
U.S. government and agency	419	4	—	—	1,552	26	29	—
Foreign corporate	13,684	1,776	654	123	1,368	93	3,499	424
RMBS	4,718	314	197	16	1,479	15	524	12
ABS	7,248	591	2,251	247	2,428	13	3,778	48
Municipals	621	28	1	—	508	13	1	—
CMBS	2,824	250	156	26	857	5	212	12
Foreign government	1,313	132	154	42	149	6	215	41
Total fixed maturity securities AFS	$45,605	$4,664	$3,770	$584	$10,377	$248	$9,562	$683
Investment grade	$37,895	$3,403	$3,470	$448	$9,288	$190	$8,233	$530
Below investment grade	7,710	1,261	300	136	1,089	58	1,329	153
Total fixed maturity securities AFS	$45,605	$4,664	$3,770	$584	$10,377	$248	$9,562	$683
Total number of securities in an unrealized loss position	4,708		458		1,059		802

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the credit loss evaluation process include, but are not limited to: (i) the extent to which the estimated fair value has been below amortized cost, (ii) adverse conditions specifically related to a security, an industry sector or sub-sector, or an economically depressed geographic area, adverse change in the financial condition of the issuer of the security, changes in technology, discontinuance of a segment of the business that may affect future earnings, and changes in the quality of credit enhancement, (iii) payment structure of the security and likelihood of the issuer being able to make payments, (iv) failure of the issuer to make scheduled interest and principal payments, (v) the issuer, or series of issuers or an industry has suffered a catastrophic loss or has exhausted natural resources, (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers, (vii) with respect to Structured Products, changes in forecasted cash flows after considering the changes in the financial condition of the underlying loan obligors and quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security, (viii) changes in the rating of the security by a rating agency, and (ix) other subjective factors, including concentrations and information obtained from regulators.
The methodology and significant inputs used to determine the amount of credit loss are as follows:

•
The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows. The discount rate is generally the effective interest rate of the security at the time of purchase for fixed-rate securities and the spot rate at the date of evaluation of credit loss for floating-rate securities.

•
When determining collectability and the period over which value is expected to recover, the Company applies considerations utilized in its overall credit loss evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s single best estimate, the most likely outcome in a range of possible outcomes, after giving consideration to a variety of variables that include, but are not limited to: payment terms of the security; the likelihood that the issuer can service the interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; any private and public sector programs to restructure foreign government securities and municipals; and changes to the rating of the security or the issuer by rating agencies.

•
Additional considerations are made when assessing the unique features that apply to certain Structured Products including, but not limited to: the quality of underlying collateral, historical performance of the underlying loan obligors, historical rent and vacancy levels, changes in the financial condition of the underlying loan obligors, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, changes in the quality of credit enhancement and the payment priority within the tranche structure of the security.

With respect to securities that have attributes of debt and equity (“perpetual hybrid securities”), consideration is given in the credit loss analysis as to whether there has been any deterioration in the credit of the issuer and the likelihood of recovery in value of the securities that are in a severe unrealized loss position. Consideration is also given as to whether any perpetual hybrid securities with an unrealized loss, regardless of credit rating, have deferred any dividend payments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

After the adoption of new guidance on January 1, 2020, in periods subsequent to the recognition of an initial ACL on a security, the Company reassesses credit loss quarterly. Subsequent increases or decreases in the expected cash flow from the security result in corresponding decreases or increases in the ACL which are recorded within net investment gains (losses); however, the previously recorded ACL is not reduced to an amount below zero. Full or partial write-offs are deducted from the ACL in the period the security, or a portion, is considered uncollectible. Recoveries of amounts previously written off are recorded to the ACL in the period received. When the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, any ACL is written off and the amortized cost is written down to estimated fair value through a charge within net investment gains (losses), which becomes the new amortized cost of the security.
In accordance with the previous guidance, methodologies to evaluate the recoverability of a security in an unrealized loss position were similar, except: (i) the length of time estimated fair value had been below amortized cost was considered for securities, and (ii) for non-functional currency denominated securities, the impact from weakening non-functional currencies on securities that were near maturity was considered in the evaluation. In addition, measurement methodologies were similar, except: (i) a fair value floor was not utilized to limit the credit loss recognized, (ii) the amortized cost of securities was adjusted for the OTTI to the expected recoverable amount and an ACL was not utilized, (iii) subsequent to a credit loss being recognized, increases in expected cash flows from the security did not result in an immediate increase in valuation recognized in earnings through net investment gains (losses) from reduction of the ACL instead such increases in value were recorded as unrealized gains in OCI, and (iv) in periods subsequent to the recognition of OTTI on a security, the Company accounted for the impaired security as if it had been purchased on the measurement date of the impairment; accordingly, the discount (or reduced premium) based on the new cost basis was accreted over the remaining term of the security in a prospective manner based on the amount and timing of estimated future cash flows.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $4.3 billion for the three months ended March 31, 2020 to $5.2 billion. The increase in gross unrealized losses for the three months ended March 31, 2020 was primarily attributable to widening credit spreads and movement in foreign currency exchange rates, partially offset by decreases in interest rates.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $584 million at March 31, 2020, or 11% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $584 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $448 million, or 77%, were related to 371 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $584 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $136 million, or 23%, were related to 87 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), foreign government securities and ABS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country-specific economic conditions or public sector programs to restructure foreign government securities. Management evaluates ABS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Current Period Evaluation
At March 31, 2020, with respect to securities in an unrealized loss position, the Company does not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2020.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings and collateral valuation.
Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector is as follows:

	U.S. Corporate	Foreign Government	Total
	(In millions)
Three Months Ended March 31, 2020
Balance, beginning of period	$—	$—	$—
Additions:
Securities for which credit loss was not previously recorded	(44)	(6)	(50)
Balance, end of period	$(44)	$(6)	$(50)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$37,845	57.3%	$37,311	56.9%
Agricultural	15,497	23.4	15,705	23.9
Residential	12,936	19.6	12,575	19.2
Total amortized cost	66,278	100.3	65,591	100.0
Allowance for credit loss	(417)	(0.6)	(289)	(0.4)
Subtotal mortgage loans, net	65,861	99.7	65,302	99.6
Residential — FVO	180	0.3	188	0.3
Total mortgage loans held-for-investment, net	$66,041	100.0%	$65,490	99.9%
Mortgage loans held-for-sale	—	—	59	0.1
Total mortgage loans, net	$66,041	100.0%	$65,549	100.0%

Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential mortgage loans - FVO is presented in Note 7. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $873 million and $852 million at March 31, 2020 and December 31, 2019, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at March 31, 2020 and December 31, 2019 was $150 million and $155 million; $148 million and $176 million; and $85 million and $89 million, respectively.
Purchases of mortgage loans, primarily residential, were $1.0 billion and $1.3 billion for the three months ended March 31, 2020 and 2019, respectively.
Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2020				2019
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$186	$49	$54	$289	$190	$44	$57	$291
Adoption of new credit loss guidance	(87)	32	154	99	—	—	—	—
Provision (release)	14	(5)	23	32	4	1	1	6
Charge-offs, net of recoveries	—	—	(3)	(3)	—	—	(2)	(2)
Balance, end of period	$113	$76	$228	$417	$194	$45	$56	$295

Allowance for Credit Loss Methodology
After the adoption of new guidance on January 1, 2020, the Company records an allowance for expected credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management: (i) pools mortgage loans that share similar risk characteristics, (ii) considers lifetime credit loss expected over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonable possible or probable) and reasonably expected troubled debt restructurings (i.e., the Company grants concessions to borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).
In accordance with the previous guidance, evaluation and measurement methodologies in determining the ACL were similar, except: (i) credit loss was recognized when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected), (ii) pooling of loans with similar risk characteristics was permitted, but not required, (iii) forecasts of future economic conditions were not considered in the evaluation, (iv) measurement of the expected credit loss over the contractual term, or expected term, was not considered in the measurement, and (v) the credit loss for loans evaluated individually could also be determined using either discounted cash flows using the loans original effective interest rate or observable market prices.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Commercial and Agricultural Mortgage Loan Portfolio Segments
Commercial and agricultural mortgage loan ACL are calculated in a similar manner. Within each loan portfolio segment, commercial and agricultural, loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. The Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios. In estimating lifetime credit loss expected over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating lifetime credit loss expected over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile; accordingly historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.
Commercial mortgage loans are reviewed on an ongoing basis, which review includes, but is not limited to, an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. Agricultural mortgage loans are reviewed on an ongoing basis, which review includes, but is not limited to, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios and borrower creditworthiness, as well as reviews on a geographic and property-type basis. The monitoring process for agricultural mortgage loans also focuses on higher risk loans.
For commercial mortgage loans, the primary credit quality indicator is the debt service coverage ratio, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. The Company also reviews the loan-to-value ratio of its commercial mortgage loan portfolio. Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio and the values utilized in calculating the ratio are updated routinely. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of the Company’s ongoing review of its commercial mortgage loan portfolio.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Commitments to lend: After loans are approved, the Company makes commitments to lend and, typically, borrowers draw down on some or all of the commitments. The timing of mortgage loan funding is based on the commitment expiration dates. A liability for expected credit loss for unfunded commercial and agricultural mortgage loan commitments is recorded within net investment gains (losses). The liability is based on estimated lifetime loss rates as described above and the amount of the outstanding commitments, which for lines of credit, considers estimated utilization rates. When the commitment is funded or expires, the liability is adjusted accordingly.
Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of purchased closed end, amortizing residential mortgage loans, including both performing loans purchased within 12 months of origination and reperforming loans purchased after they have been performing for at least 12 months post-modification. Residential mortgage loans are pooled by loan type (i.e., new origination and reperforming) and pooled by similar risk profiles (including consumer credit score and loan-to-value ratios). Estimated lifetime loss rates, which vary by loan type and risk profile, are applied to the amortized cost of each loan excluding accrued investment income on a quarterly basis to develop the ACL. The estimated lifetime loss rates are based on several factors, including (i) industry historical experience and expected results over the forecast period for defaults, (ii) loss severity, (iii) prepayment rates, (iv) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, and (v) loan pool specific characteristics including consumer credit scores, loan-to-value ratios, payment history and home prices. These evaluations are revised as conditions change and new information becomes available. The Company uses industry historical experience which captures multiple economic cycles as the Company has purchased most of its residential mortgage loans in the last five years. The Company uses a forecast of economic assumptions for a two-year period for most of its residential mortgage loans. After the applicable forecast period, the Company immediately reverts to industry historical loss experience.
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
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$819	$4,016	$4,837	$3,557	$4,073	$10,344	$2,886	$30,532	80.7%
65% to 75%	372	1,749	1,213	888	791	987	—	6,000	15.8
76% to 80%	—	—	—	288	103	326	—	717	1.9
Greater than 80%	—	—	—	401	28	167	—	596	1.6
Total	$1,191	$5,765	$6,050	$5,134	$4,995	$11,824	$2,886	$37,845	100.0%
Debt service coverage ratios:
> 1.20x	$1,185	$5,496	$5,811	$4,688	$4,765	$10,979	$2,886	$35,810	94.6%
1.00x - 1.20x	—	—	38	77	192	749	—	1,056	2.8
<1.00x	6	269	201	369	38	96	—	979	2.6
Total	$1,191	$5,765	$6,050	$5,134	$4,995	$11,824	$2,886	$37,845	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$257	$2,173	$2,723	$1,056	$2,754	$5,026	$847	$14,836	95.7%
65% to 75%	8	182	61	77	27	237	11	603	3.9
76% to 80%	—	—	8	—	—	6	2	16	0.1
Greater than 80%	—	—	—	—	—	42	—	42	0.3
Total	$265	$2,355	$2,792	$1,133	$2,781	$5,311	$860	$15,497	100.0%

The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$160	$2,155	$1,321	$404	$170	$8,355	$—	$12,565	97.1%
Nonperforming (1)	—	3	5	—	1	362	—	371	2.9
Total	$160	$2,158	$1,326	$404	$171	$8,717	$—	$12,936	100.0%
__________________

(1)	Includes residential mortgage loans in process of foreclosure of $119 million and $117 million at March 31, 2020 and December 31, 2019, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2020 and December 31, 2019. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows at:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(In millions)
Commercial	$—	$—	$—	$—	$167	$167
Agricultural	267	124	121	2	161	137
Residential	371	377	—	—	371	377
Total	$638	$501	$121	$2	$699	$681

The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2019 was $167 million, $105 million and $402 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL at March 31, 2020 and December 31, 2019 was $110 million and $93 million, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either March 31, 2020 or December 31, 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	March 31, 2020	December 31, 2019	Three Months Ended March 31,
			2020	2019
	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,602	$1,586	$46	$41
Other real estate investments	418	419	34	30
Real estate joint ventures	4,839	4,654	7	(5)
Total real estate and real estate joint ventures	$6,859	$6,659	$87	$66

The carrying value of real estate investments acquired through foreclosure was $32 million and $34 million at March 31, 2020 and December 31, 2019, respectively. Depreciation expense on real estate investments was $16 million and $15 million for the three months ended March 31, 2020 and 2019, respectively. Real estate investments were net of accumulated depreciation of $667 million and $652 million at March 31, 2020 and December 31, 2019, respectively.
Leases
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, property type diversification, and geographic diversification.
Leased real estate income earned was $46 million and $41 million for the three months ended March 31, 2020 and 2019 respectively.
Leveraged and Direct Financing Leases
The Company has diversified leveraged lease and direct financing lease portfolios. Its leveraged leases principally include renewable energy generation facilities, rail cars, commercial real estate and commercial aircraft, and its direct financing leases principally include renewable energy generation facilities. These assets are leased through a variety of lease arrangements, which may include options to renew or extend the lease and options for the lessee to purchase the property. Residual values are estimated using available third-party data at inception of the lease. Risk is managed through lessee credit analysis, asset allocation, geographic diversification, and ongoing reviews of estimated residual values, using available third-party data and, in certain leases, linking the amount of future rental receipts to changes in inflation rates. Generally, estimated residual values are not guaranteed by the lessee or a third party.
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 12 years, but in certain circumstances can be over 12 years, while the payment periods for direct financing leases generally range from one to 17 years.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

In accordance with new guidance adopted January 1, 2020 regarding expected credit loss, the Company records an allowance for expected credit loss in an amount that represents the portion of the investment in leases that the Company does not expect to collect, resulting in the investment in leases being presented at the net amount expected to be collected. In determining the ACL, management: (i) pools leases that share similar risk characteristics, (ii) considers lifetime credit loss expected over the contractual term of the lease, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. Leases with dissimilar risk characteristics are evaluated individually for credit loss. Lifetime credit loss on leveraged and direct financing lease receivables is estimated using a probability of default and loss given default model, where the probability of default incorporates third party credit ratings of the lessee and the related historical default data. The Company also assesses the non-guaranteed residual values for recoverability by comparison to the current estimated fair value of the leased asset and considering other relevant market information such as independent third-party forecasts, consulting, asset brokerage and investment banking reports and data, comparable market transactions, and factors such as the competitive dynamics impacting specific industries, technological change and obsolescence, government and regulatory rules, tax policy, potential environmental liabilities and litigation.
Prior to the adoption of the new guidance regarding expected credit loss, lease impairment losses were recorded as incurred. Under the incurred loss model, if all amounts due under the lease agreement would not be collected, based on current information and events, an impairment loss was recorded. The impairment loss was recorded as a reduction of the investment in lease and within net investment gains (losses).
The investment in leveraged and direct financing leases, net of ACL, was $867 million and $183 million, respectively, at March 31, 2020. The ACL for leveraged and direct financing leases was $29 million at March 31, 2020. The investment in leveraged and direct financing leases was $896 million and $189 million, respectively, at December 31, 2019.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $8.1 billion and $5.5 billion at March 31, 2020 and December 31, 2019, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$11,406	$15,145
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	—	32
Total fixed maturity securities AFS	11,406	15,177
Derivatives	5,773	2,043
Other	346	210
Subtotal	17,525	17,430
Amounts allocated from:
Future policy benefits	(55)	(1,121)
DAC, VOBA and DSI	(1,011)	(1,051)
Policyholder dividend obligation	(1,677)	(2,020)
Subtotal	(2,743)	(4,192)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	—	(7)
Deferred income tax benefit (expense)	(3,038)	(2,735)
Net unrealized investment gains (losses)	$11,744	$10,496

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2020
(In millions)
Balance, beginning of period	$10,496
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	(32)
Unrealized investment gains (losses) during the period	127
Unrealized investment gains (losses) relating to:
Future policy benefits	1,066
DAC, VOBA and DSI	40
Policyholder dividend obligation	343
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7
Deferred income tax benefit (expense)	(303)
Balance, end of period	$11,744
Change in net unrealized investment gains (losses)	$1,248

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2020 and December 31, 2019.
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending and repurchase agreements is as follows:

	March 31, 2020			December 31, 2019
	Securities (1)			Securities (1)
	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$14,338	$14,743	$14,610	$12,455	$12,791	$12,847
Repurchase agreements	$2,746	$2,700	$2,676	$2,333	$2,310	$2,320
__________________

(1)	Securities on loan in connection with these programs are included within fixed maturity securities AFS, short-term investments and cash equivalents.

(2)
In connection with securities lending, in addition to cash collateral received, the Company received from counterparties security collateral of $21 million and $0 at March 31, 2020 and December 31, 2019, respectively, which may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.

(3)	The liability for cash collateral for these programs is included within payables for collateral under securities loaned, other transactions and other liabilities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Contractual Maturities
A summary of the remaining contractual maturities of securities lending agreements and repurchase agreements is as follows:

	March 31, 2020					December 31, 2019
	Remaining Maturities					Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$3,335	$5,926	$5,482	$—	$14,743	$2,260	$5,040	$5,491	$—	$12,791

Repurchase agreements:
U.S. government and agency	$—	$2,700	$—	$—	$2,700	$—	$2,310	$—	$—	$2,310
__________________

(1)	The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.
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
The securities lending and repurchase agreements reinvestment portfolios consist principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities on loan or the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities on loan are put back by the counterparty.
Invested Assets on Deposit and Pledged as Collateral
Invested assets on deposit and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value at:

	March 31, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$111	$62
Invested assets pledged as collateral (1)	23,158	20,659
Total invested assets on deposit and pledged as collateral	$23,269	$20,721
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report) and derivative transactions (see Note 6).

See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 4 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, which is considered restricted until redeemed by the issuers, was $773 million and $737 million, at redemption value, at March 31, 2020 and December 31, 2019, respectively.

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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2020		December 31, 2019
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,410	$—	$1,378	$—
Investment fund (primarily mortgage loans) (2)	204	—	211	—
Renewable energy partnership (3)	95	—	94	—
Other investments (3)	10	5	10	5
Total	$1,719	$5	$1,693	$5
__________________

(1)
The Company’s investment in these affiliated real estate joint ventures was $1.3 billion and $1.2 billion at March 31, 2020 and December 31, 2019, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $133 million and $129 million at March 31, 2020 and December 31, 2019, respectively.

(2)
The Company’s investment in this affiliated investment fund was $166 million and $172 million at March 31, 2020 and December 31, 2019, respectively. An affiliate had an investment in this affiliated investment fund of $38 million and $39 million at March 31, 2020 and December 31, 2019, respectively.

(3)	Assets of the renewable energy partnership and other investments primarily consisted of other invested assets.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Products (2)	$39,108	$39,108	$37,119	$37,119
U.S. and foreign corporate	1,055	1,055	1,098	1,098
Other limited partnership interests	4,734	7,766	4,461	7,423
Other invested assets	1,503	1,608	1,554	1,677
Real estate joint ventures	11	14	25	28
Total	$46,411	$49,551	$44,257	$47,345
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $7 million and $6 million at March 31, 2020 and December 31, 2019, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 12, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2020 or 2019.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Investment income:
Fixed maturity securities AFS	$1,658	$1,768
Equity securities	9	9
Mortgage loans	718	764
Policy loans	77	76
Real estate and real estate joint ventures	87	66
Other limited partnership interests	215	85
Cash, cash equivalents and short-term investments	43	43
FVO Securities (1)	(34)	23
Operating joint ventures	21	11
Other	75	59
Subtotal	2,869	2,904
Less: Investment expenses	225	259
Net investment income	$2,644	$2,645
__________________

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods and included in net investment income were principally from equity linked notes included within securities for which the FVO has been elected (“FVO Securities”) and were ($34) million and $23 million for the three months ended March 31, 2020 and 2019, respectively.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income from (i) other limited partnership interests and operating joint ventures, accounted for under the equity method, and (ii) real estate joint ventures and tax credit and renewable energy partnerships, primarily accounted for under the equity method, totaled $198 million and $36 million for the three months ended March 31, 2020 and 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Net credit loss (provision) release (1)	$(77)	$(8)
Net gains (losses) on sales and disposals	(4)	(32)
Total gains (losses) on fixed maturity securities AFS	(81)	(40)
Total gains (losses) on equity securities:
Net gains (losses) on sales and disposals	9	9
Change in estimated fair value (2)	(145)	57
Total gains (losses) on equity securities	(136)	66
Mortgage loans	(45)	(14)
Real estate and real estate joint ventures	1	3
Other (3)	30	(50)
Subtotal	(231)	(35)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	1	(16)
Non-investment portfolio gains (losses)	48	(3)
Subtotal	49	(19)
Total net investment gains (losses)	$(182)	$(54)

__________________

(1)
Net credit loss provision by sector for the three months ended March 31, 2019 was $6 million Industrial and $2 million RMBS. See “— Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector.” Due to the adoption of new guidance on January 1, 2020, prior period OTTI loss is presented as credit loss.

(2)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($138) million and $56 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	Other gains (losses) included tax credit partnership impairment losses of ($78) million and a renewable energy partnership disposal gain of $46 million for the three months ended March 31, 2019.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $49 million and ($1) million for the three months ended March 31, 2020 and 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Proceeds	$5,464	$10,665
Gross investment gains	$61	$135
Gross investment losses	(65)	(167)
Net credit loss (provision) release	(77)	(8)
Net investment gains (losses)	$(81)	$(40)

Related Party Investment Transactions
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		March 31, 2020	December 31, 2019	Three Months Ended March 31,
				2020	2019
Investment Type/Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,821	$1,810	$9	$8
Affiliated investments (2)	American Life Insurance Company	100	100	1	1
Affiliated investments (3)	Metropolitan Property and Casualty Insurance Company	315	315	2	3
Other invested assets		$2,236	$2,225	$12	$12
________________

(1)
Represents an investment in affiliated senior notes. The affiliated senior notes have maturity dates from September 2020 to October 2029 and bear interest, payable semi-annually, at a rate per annum ranging from 0.82% to 3.14%. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further information.

(2)	Represents an investment in an affiliated surplus note. The surplus note, which bears interest at a fixed rate of 3.17%, payable semiannually, is due June 2020.

(3)	Represents an investment in affiliated preferred stock. Dividends are payable quarterly at a variable rate.
For the three months ended March 31, 2020 and 2019, the Company incurred investment advisory charges from an affiliate of $69 million and $76 million, respectively.
See “— Variable Interest Entities” for information on investments in affiliated real estate joint ventures and an affiliated investment fund.

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
The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, (ii) the derivative expires, is sold, terminated, or exercised, (iii) it is no longer probable that the hedged forecasted transaction will occur, or (iv) the derivative is de-designated as a hedging instrument.
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
Embedded Derivatives
The Company issues certain products, which include variable annuities and investment contracts, and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

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
A synthetic guaranteed interest contract (“GIC”) is a contract that simulates the performance of a traditional GIC through the use of financial instruments. The contractholder owns the underlying assets, and the Company provides a guarantee (or “wrap”) on the participant funds for an annual risk charge. The Company’s maximum exposure to loss on synthetic GICs is the notional amount, in the event the values of all of the underlying assets were reduced to zero. The Company’s risk is substantially lower due to contractual provisions that limit the portfolio to high quality assets, which are pre-approved and monitored for compliance, as well as the collection of risk charges. In addition, the crediting rates reset periodically to amortize market value gains and losses over a period equal to the duration of the wrapped portfolio, subject to a 0% floor. While plan participants may transact at book value, contractholder withdrawals may only occur immediately at market value, or at book value paid over a period of time per contract provisions. Synthetic GICs are not designated as hedging instruments.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,231	$3,393	$10	$2,370	$2,668	$2
Foreign currency swaps	Foreign currency exchange rate	1,250	64	—	1,250	12	17
Subtotal		4,481	3,457	10	3,620	2,680	19
Cash flow hedges:
Interest rate swaps	Interest rate	4,734	156	27	3,324	125	27
Interest rate forwards	Interest rate	6,259	969	—	6,793	75	142
Foreign currency swaps	Foreign currency exchange rate	27,392	3,102	1,758	27,240	1,199	1,103
Subtotal		38,385	4,227	1,785	37,357	1,399	1,272
Total qualifying hedges		42,866	7,684	1,795	40,977	4,079	1,291
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	50,562	4,319	635	38,820	2,296	133
Interest rate floors	Interest rate	12,701	424	—	12,701	156	—
Interest rate caps	Interest rate	55,006	21	—	42,622	18	5
Interest rate futures	Interest rate	724	—	—	745	—	—
Interest rate options	Interest rate	25,105	772	—	24,944	427	—
Interest rate total return swaps	Interest rate	1,048	180	—	1,048	5	49
Synthetic GICs	Interest rate	17,201	—	—	16,498	—	—
Foreign currency swaps	Foreign currency exchange rate	6,009	721	85	6,124	419	97
Foreign currency forwards	Foreign currency exchange rate	846	18	14	1,001	12	8
Credit default swaps — purchased	Credit	863	39	1	888	4	11
Credit default swaps — written	Credit	8,518	26	76	8,711	200	1
Equity futures	Equity market	561	7	1	2,039	—	5
Equity index options	Equity market	21,783	997	184	23,104	447	417
Equity variance swaps	Equity market	637	12	10	637	17	17
Equity total return swaps	Equity market	716	175	1	716	—	68
Total non-designated or nonqualifying derivatives		202,280	7,711	1,007	180,598	4,001	811
Total		$245,146	$15,395	$2,802	$221,575	$8,080	$2,102

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(10)	$—	$—	$774	$—	$—	N/A
Hedged items	4	—	—	(769)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	69	—	—	—	—	—	N/A
Hedged items	(62)	—	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	1	—	—	5	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$2,002
Amount of gains (losses) reclassified from AOCI into income	6	6	—	—	—	—	(12)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	1,289
Amount of gains (losses) reclassified from AOCI into income	—	(451)	—	—	—	—	451
Foreign currency transaction gains (losses) on hedged items	—	457	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	6	12	—	—	—	—	3,730
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(4)	—	3,394	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	374	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	45	—	—	—	N/A
Credit derivatives — written (1)	—	—	(234)	—	—	—	N/A
Equity derivatives (1)	—	—	1,081	131	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(112)	—	—	—	N/A
Subtotal	(4)	—	4,548	131	—	—	N/A
Earned income on derivatives	82	—	80	38	(44)	—	—
Embedded derivatives (2)	N/A	N/A	(1,073)	—	N/A	N/A	N/A
Total	$85	$12	$3,555	$174	$(44)	$—	$3,730

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

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $111 million and ($11) million for the three months ended March 31, 2020 and 2019, respectively.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$380	$404	$(1)	$(1)
Mortgage loans	$1,019	$1,127	$15	$2
Future policy benefits	$(5,705)	$(4,475)	$(1,677)	$(908)
__________________

(1)	At both March 31, 2020 and December 31, 2019, the hedging adjustments on discontinued hedging relationships includes ($1) million.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Cash Flow Hedges
The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate assets and liabilities to fixed rate assets and liabilities, (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets and liabilities, (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments, and (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $1 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.
At March 31, 2020 and December 31, 2019, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and eight years, respectively.
At March 31, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $5.8 billion and $2.0 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2020, the Company expected to reclassify ($16) million of deferred net gains (losses) on derivatives in AOCI, to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.5 billion and $8.7 billion at March 31, 2020 and December 31, 2019, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2020 and December 31, 2019, the Company would have paid $50 million and received $199 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$84	1.1	$1	$94	1.7
Credit default swaps referencing indices	—	2,210	2.2	34	2,099	2.3
Subtotal	1	2,294	2.1	35	2,193	2.2
Baa
Single name credit default swaps (3)	(2)	164	2.2	2	124	1.6
Credit default swaps referencing indices	(34)	5,814	5.3	141	6,165	5.0
Subtotal	(36)	5,978	5.2	143	6,289	5.0
Ba
Single name credit default swaps (3)	(2)	20	2.5	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(2)	20	2.5	—	—	—
B
Single name credit default swaps (3)	—	10	0.2	—	10	0.5
Credit default swaps referencing indices	(13)	216	4.7	21	219	5.0
Subtotal	(13)	226	4.5	21	229	4.8
Total	$(50)	$8,518	4.4	$199	$8,711	4.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2020		December 31, 2019
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$14,718	$2,289	$7,974	$2,035
OTC-cleared (1)	816	548	191	53
Exchange-traded	7	1	—	5
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	15,541	2,838	8,165	2,093
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,236)	(2,236)	(1,915)	(1,915)
OTC-cleared	(400)	(400)	(25)	(25)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(10,270)	—	(4,808)	—
OTC-cleared	—	(26)	(165)	—
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(2,178)	(51)	(1,246)	(114)
OTC-cleared	—	(122)	—	(28)
Exchange-traded	—	(1)	—	(5)
Net amount after application of master netting agreements and collateral	$457	$2	$6	$6
__________________

(1)
At March 31, 2020 and December 31, 2019, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $146 million and $85 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $36 million and ($9) million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives, where the centralized clearinghouse treats variation margin as collateral, is included in cash and cash equivalents, short-term investments or in fixed maturity securities AFS, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2020 and December 31, 2019, the Company received excess cash collateral of $170 million and $290 million, respectively, and provided no excess cash collateral for either period.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2020, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2020 and December 31, 2019, the Company received excess securities collateral with an estimated fair value of $265 million and $97 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2020 and December 31, 2019, the Company provided excess securities collateral with an estimated fair value of $107 million and $48 million, respectively, for its OTC-bilateral derivatives, $1.4 billion and $462 million, respectively, for its OTC-cleared derivatives, and $85 million and $90 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	March 31, 2020			December 31, 2019
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$52	$—	$52	$120	$—	$120
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$51	$—	$51	$135	$—	$135
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2020	December 31, 2019
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,428	$175
Assumed guaranteed minimum benefits	Policyholder account balances	7	3
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	943	1,017
Fixed annuities with equity indexed returns	Policyholder account balances	62	130
Other guarantees	Policyholder account balances	2	—
Embedded derivatives within liability host contracts		$2,442	$1,325

7. Fair Value
Considerable judgment is often required in interpreting the market data used to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$49,313	$6,522	$55,835
U.S. government and agency	11,591	22,144	—	33,735
Foreign corporate	—	21,190	6,456	27,646
RMBS	161	21,689	2,403	24,253
ABS	—	9,778	802	10,580
Municipals	—	8,293	—	8,293
CMBS	—	5,738	35	5,773
Foreign government	—	4,734	33	4,767
Total fixed maturity securities AFS	11,752	142,879	16,251	170,882
Short-term investments	2,159	1,761	354	4,274
Residential mortgage loans — FVO	—	—	180	180
Other investments	282	155	655	1,092
Derivative assets: (1)
Interest rate	—	9,085	1,149	10,234
Foreign currency exchange rate	—	3,895	10	3,905
Credit	—	45	20	65
Equity market	7	1,140	44	1,191
Total derivative assets	7	14,165	1,223	15,395
Separate account assets (2)	22,995	87,604	942	111,541
Total assets (3)	$37,195	$246,564	$19,605	$303,364
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$672	$—	$672
Foreign currency exchange rate	—	1,857	—	1,857
Credit	—	56	21	77
Equity market	1	185	10	196
Total derivative liabilities	1	2,770	31	2,802
Embedded derivatives within liability host contracts (4)	—	—	2,442	2,442
Separate account liabilities (2)	4	46	15	65
Total liabilities	$5	$2,816	$2,488	$5,309

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

(3)
Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2020 and December 31, 2019, the estimated fair value of such investments was $88 million and $90 million, respectively.

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
Short-term investments and Other investments
•
Certain short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS described above; while certain other investments are similar to equity securities. The valuation approaches and observable inputs used in their valuation are also similar to those described above. Other investments contain equity securities valued using quoted pries in markets that are not considered active.
•
Certain short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS described above; while certain other investments are similar to equity securities. The valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments contain equity securities that use key unobservable inputs such as credit ratings; issuance structures, in addition to those described above for fixed maturities AFS.

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
The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is, in part, due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
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
The Company calculates the fair value of these embedded derivatives, which is estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, projecting future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.
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

					March 31, 2020				December 31, 2019				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	191	104	5	-	145	110	Increase
	•	Market pricing	•	Quoted prices (4)	20	-	130	98	25	-	131	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	126	89	—	-	119	95	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	5	-	101	90	8	-	101	98	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	66	-	147	117	190	-	251		Increase (7)
			•	Repurchase rates (8)	(18)	-	—	(10)	(6)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(23)	-	(12)	(18)	(22)	-	(5)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	104	100	96	-	100		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	29%	-	56%	32%	14%	-	23%		Increase (7)
			•	Correlation (12)	10%	-	30%	13%	10%	-	30%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.18%	0.06%	0.01%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.57%	0.30%	0.04%	-	0.57%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%	1.90%	0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	7.90%	0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%	6.40%	3%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%	6.40%	2%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%	0.90%	0%	-	22%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%	4.23%	0.25%	-	10%		(16)
			•	Long-term equity volatilities	16.24%	-	21.65%	18.30%	16.24%	-	21.65%		Increase (17)
			•	Nonperformance risk spread	0.08%	-	0.56%	0.49%	0.03%	-	0.43%		Decrease (18)
__________________

(1)
The weighted average for fixed maturity securities AFS and derivatives is determined based on the estimated fair value of the securities. The weighted average for embedded derivatives is determined based on a combination of account values and experience data.

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

(10)	At both March 31, 2020 and December 31, 2019, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Municipals	Short-term Investments
	(In millions)
Three Months Ended March 31, 2020
Balance, beginning of period	$9,382	$3,395	$10	$7	$17
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(58)	10	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(766)	(287)	(3)	—	—
Purchases (3)	1,660	257	26	—	352
Sales (3)	(515)	(161)	—	—	(1)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	3,594	45	1	—	—
Transfers out of Level 3 (4)	(319)	(19)	(1)	(7)	(14)
Balance, end of period	$12,978	$3,240	$33	$—	$354
Three Months Ended March 31, 2019
Balance, beginning of period	$7,101	$3,541	$10	$—	$25
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(2)	13	—	—	—
Total realized/unrealized gains (losses) included in AOCI	230	19	—	—	—
Purchases (3)	330	128	11	—	102
Sales (3)	(168)	(131)	—	—	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	190	—	—	—	—
Transfers out of Level 3 (4)	(351)	(256)	—	—	—
Balance, end of period	$7,330	$3,314	$21	$—	$127
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020: (5)	$(58)	$10	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019: (5)	$(2)	$13	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2020 (5)	$(770)	$(287)	$(3)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2020
Balance, beginning of period	$188	$799	$(72)	$(1,325)	$915
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	2	(48)	266	(1,073)	(9)
Total realized/unrealized gains (losses) included in AOCI	—	—	1,111	—	—
Purchases (3)	—	15	—	—	85
Sales (3)	(5)	(33)	—	—	(56)
Issuances (3)	—	—	—	—	(1)
Settlements (3)	(5)	—	(113)	(44)	—
Transfers into Level 3 (4)	—	—	—	—	10
Transfers out of Level 3 (4)	—	(78)	—	—	(17)
Balance, end of period	$180	$655	$1,192	$(2,442)	$927
Three Months Ended March 31, 2019
Balance, beginning of period	$299	$571	$(192)	$(704)	$937
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	2	51	35	(98)	3
Total realized/unrealized gains (losses) included in AOCI	—	—	98	—	—
Purchases (3)	—	2	—	—	80
Sales (3)	(16)	(20)	—	—	(122)
Issuances (3)	—	—	—	—	2
Settlements (3)	(9)	—	(28)	(45)	(1)
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	(2)
Balance, end of period	$276	$604	$(87)	$(847)	$897
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020: (5)	$—	$(40)	$222	$(1,071)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019: (5)	$—	$44	$37	$(97)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2020 (5)	$—	$—	$1,060	$—	$—
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

(4)	Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(5)
Changes in unrealized gains (losses) included in net income (loss) and included in AOCI relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

(6)	Comprised of U.S. and foreign corporate securities.

(7)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(8)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

	March 31, 2020	December 31, 2019
	(In millions)
Unpaid principal balance	$196	$209
Difference between estimated fair value and unpaid principal balance	(16)	(21)
Carrying value at estimated fair value	$180	$188
Loans in nonaccrual status	$43	$47
Loans more than 90 days past due	$18	$18
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(16)	$(19)

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three-level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The Company believes that due to the short-term nature of these excluded assets, which are primarily classified in Level 2, the estimated fair value approximates carrying value. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$65,861	$—	$—	$67,699	$67,699
Policy loans	$6,103	$—	$266	$7,331	$7,597
Other invested assets	$3,010	$—	$2,755	$89	$2,844
Premiums, reinsurance and other receivables	$14,087	$—	$435	$14,621	$15,056
Liabilities
Policyholder account balances	$74,765	$—	$—	$80,299	$80,299
Long-term debt	$1,621	$—	$1,824	$—	$1,824
Other liabilities	$14,467	$—	$1,857	$13,023	$14,880
Separate account liabilities	$54,516	$—	$54,516	$—	$54,516

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$65,361	$—	$—	$67,680	$67,680
Policy loans	$6,100	$—	$263	$6,935	$7,198
Other invested assets	$2,964	$—	$2,708	$158	$2,866
Premiums, reinsurance and other receivables	$14,042	$—	$367	$14,488	$14,855
Liabilities
Policyholder account balances	$73,693	$—	$—	$75,885	$75,885
Long-term debt	$1,543	$—	$1,888	$—	$1,888
Other liabilities	$12,789	$—	$113	$12,819	$12,932
Separate account liabilities	$52,830	$—	$52,830	$—	$52,830

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended March 31, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,876	$1,620	$(97)	$(374)	$10,025
OCI before reclassifications	(2,219)	3,291	16	—	1,088
Deferred income tax benefit (expense)	494	(691)	(5)	—	(202)
AOCI before reclassifications, net of income tax	7,151	4,220	(86)	(374)	10,911
Amounts reclassified from AOCI	33	439	—	9	481
Deferred income tax benefit (expense)	(7)	(92)	—	(2)	(101)
Amounts reclassified from AOCI, net of income tax	26	347	—	7	380
Balance, end of period	$7,177	$4,567	$(86)	$(367)	$11,291

	Three Months Ended March 31, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$2,515	$1,382	$(74)	$(261)	$3,562
OCI before reclassifications	3,604	94	(3)	(1)	3,694
Deferred income tax benefit (expense)	(754)	(21)	3	—	(772)
AOCI before reclassifications, net of income tax	5,365	1,455	(74)	(262)	6,484
Amounts reclassified from AOCI	58	(45)	—	6	19
Deferred income tax benefit (expense)	(12)	10	—	(1)	(3)
Amounts reclassified from AOCI, net of income tax	46	(35)	—	5	16
Cumulative effects of changes in accounting principles	(1)	22	—	—	21
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	—	(4)	—	—	(4)
Cumulative effects of changes in accounting principles, net of income tax (2)	(1)	18	—	—	17
Balance, end of period	$5,410	$1,438	$(74)	$(257)	$6,517
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further information on adoption of new accounting pronouncements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2020	2019
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(26)	$(41)	Net investment gains (losses)
Net unrealized investment gains (losses)	(6)	—	Net investment income
Net unrealized investment gains (losses)	(1)	(17)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(33)	(58)
Income tax (expense) benefit	7	12
Net unrealized investment gains (losses), net of income tax	(26)	(46)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	6	5	Net investment income
Interest rate derivatives	6	(6)	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	(1)	Net investment income
Foreign currency exchange rate derivatives	(451)	47	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(439)	45
Income tax (expense) benefit	92	(10)
Gains (losses) on cash flow hedges, net of income tax	(347)	35
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(10)	(7)
Amortization of prior service (costs) credit	1	1
Amortization of defined benefit plan items, before income tax	(9)	(6)
Income tax (expense) benefit	2	1
Amortization of defined benefit plan items, net of income tax	(7)	(5)
Total reclassifications, net of income tax	$(380)	$(16)
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Prepaid legal plans	$95	$81
Recordkeeping and administrative services (1)	49	50
Administrative services-only contracts	56	53
Other revenue from service contracts from customers	9	19
Total revenues from service contracts from customers	209	203
Other	164	198
Total other revenues	$373	$401
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
General and administrative expenses (1)	$595	$570
Pension, postretirement and postemployment benefit costs	9	26
Premium taxes, other taxes, and licenses & fees	97	77
Commissions and other variable expenses	472	441
Capitalization of DAC	(10)	(12)
Amortization of DAC and VOBA	103	19
Interest expense on debt	25	27
Total other expenses	$1,291	$1,148

__________________

(1)
Includes $28 million and ($58) million for the three months ended March 31, 2020 and 2019, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

10. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
Metropolitan Life Insurance Company sponsors nonqualified defined benefit pension plans covering employees who meet specified eligibility requirements and provides certain postretirement medical and life insurance benefits for retired employees.
The components of net periodic benefit costs, reported in other expenses, were as follows for pension benefits:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Service costs	$5	$4
Interest costs	10	12
Amortization of net actuarial (gains) losses	10	7
Amortization of prior service costs (credit)	(1)	(1)
Allocated to affiliates	(5)	(6)
Net periodic benefit costs (credit)	$19	$16

11. Income Tax
For the three months ended March 31, 2020, the effective tax rate on income (loss) before provision for income tax was 18%. The Company’s effective tax rate for the three months ended March 31, 2020 differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
For the three months ended March 31, 2019, the effective tax rate on income (loss) before provision for income tax was zero. The Company’s effective tax rate for the three months ended March 31, 2019 differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income and tax credits.
12. Contingencies, Commitments and Guarantees
Contingencies
Litigation
The Company is a defendant in a large number of litigation matters. Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed below and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, mortgage lender, employer, investor, investment advisor, broker-dealer, and taxpayer.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $175 million.
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
As reported in the 2019 Annual Report, Metropolitan Life Insurance Company received approximately 3,187 asbestos-related claims in 2019. For the three months ended March 31, 2020 and 2019, Metropolitan Life Insurance Company received approximately 596 and 843 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2019. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2020.
Newman v. Metropolitan Life Insurance Company (N.D. Ill., filed March 23, 2016)
Plaintiff filed this putative class action alleging causes of action for breach of contract, fraud, and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act, on behalf of herself and all persons over age 65 who selected a Reduced Pay at Age 65 payment feature on their long-term care insurance policies and whose premium rates were increased after age 65. Plaintiff seeks unspecified compensatory, statutory and punitive damages, as well as recessionary and injunctive relief. On April 12, 2017, the court granted Metropolitan Life Insurance Company’s motion to dismiss the action. Plaintiff appealed this ruling and the United States Court of Appeals for the Seventh Circuit reversed and remanded the case to the district court for further proceedings. On February 20, 2020, the district court approved a nationwide class settlement of the case. Metropolitan Life Insurance Company accrued the full amount of the expected settlement payment in prior periods.
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act, the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that Metropolitan Life Insurance Company improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On March 22, 2018, the court conditionally certified the case as a collective action, requiring that notice be mailed to LTD claims specialists who worked for Metropolitan Life Insurance Company from February 8, 2014 to the present. Metropolitan Life Insurance Company intends to defend this action vigorously.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Miller, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., filed January 4, 2019)
Plaintiffs filed a second amended complaint in this putative class action, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy with a Group Variable Universal Life policy wherein Metropolitan Life Insurance Company allegedly charged smoker rates for certain non-smokers. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On September 17, 2019, the court granted Metropolitan Life Insurance Company’s motion to dismiss plaintiffs’ second amended complaint and dismissed the case in its entirety. Plaintiffs filed an appeal with the United States Court of Appeals for the Second Circuit.
Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made inquiries into this issue and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company is exposed to lawsuits, and could be exposed to additional legal actions relating to these issues. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, Employee Retirement Income Security Act of 1974, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Litigation Matters
Atkins et. al. v. MetLife, Inc., et. al. (D.Nev., filed November 18, 2019)
Plaintiffs filed this putative class action on behalf of all persons due benefits under group annuity contracts but who did not receive the entire amount to which they were entitled. Plaintiffs assert claims for breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unjust enrichment, and conversion based on allegations that the defendants failed to timely pay annuity benefits to certain group annuitants. Plaintiffs seek declaratory and injunctive relief, as well as unspecified compensatory and punitive damages, and other relief. On April 17, 2020, the parties filed a stipulation of voluntarily dismissal of the action without prejudice.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.5 billion and $3.7 billion at March 31, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.3 billion and $4.6 billion at March 31, 2020 and December 31, 2019, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $377 million, with a cumulative maximum of $505 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

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
The Company’s recorded liabilities were $3 million at both March 31, 2020 and December 31, 2019 for indemnities, guarantees and commitments.
13. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $611 million and $736 million for the three months ended March 31, 2020 and 2019, respectively. Total revenues received from affiliates related to these agreements were $10 million and $7 million for the three months ended March 31, 2020 and 2019, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $148 million and $250 million at March 31, 2020 and December 31, 2019, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Premiums
Reinsurance assumed	$2	$3
Reinsurance ceded	(29)	(32)
Net premiums	$(27)	$(29)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$—
Reinsurance ceded	1	(6)
Net universal life and investment-type product policy fees	$1	$(6)
Other revenues
Reinsurance assumed	$(9)	$(4)
Reinsurance ceded	132	127
Net other revenues	$123	$123
Policyholder benefits and claims
Reinsurance assumed	$1	$1
Reinsurance ceded	(35)	(33)
Net policyholder benefits and claims	$(34)	$(32)
Interest credited to policyholder account balances
Reinsurance assumed	$7	$7
Reinsurance ceded	(3)	(3)
Net interest credited to policyholder account balances	$4	$4
Other expenses
Reinsurance assumed	$—	$—
Reinsurance ceded	135	125
Net other expenses	$135	$125

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2020		December 31, 2019
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$—	$12,548	$—	$12,584
Deferred policy acquisition costs and value of business acquired	—	(163)	—	(160)
Total assets	$—	$12,385	$—	$12,424
Liabilities
Future policy benefits	$54	$(11)	$55	$(6)
Policyholder account balances	128	—	131	—
Other policy-related balances	1	8	1	9
Other liabilities	835	12,557	824	12,695
Total liabilities	$1,018	$12,554	$1,011	$12,698

The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $36 million and $21 million at March 31, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($15) million and ($8) million for the three months ended March 31, 2020 and 2019, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $907 million and $996 million at March 31, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with the embedded derivative were $89 million and ($222) million for the three months ended March 31, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
This narrative analysis may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Note Regarding Forward-Looking Statements” for cautionary language regarding forward-looking statements.
This narrative analysis includes references to our performance measure, adjusted earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “— Non-GAAP and Other Financial Disclosures” for definitions and a discussion of this and other financial measures, and “— Results of Operations” for reconciliations of the historical non-GAAP financial measures to the most directly comparable GAAP measures.
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
COVID-19 Pandemic and Current Market Conditions
We are closely monitoring developments relating to the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”) and assessing its impact on our business. The COVID-19 Pandemic has had a major impact on the global economy and financial markets. Governments and businesses have taken numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, social distancing, shelter in place or total lock down orders, and business limitations and shutdowns. These measures have disrupted and will continue to disrupt business activity and have resulted in economic slowdown and significant volatility in the financial markets, to which central banks around the world are responding with unprecedented fiscal and monetary policies. The COVID-19 Pandemic and these actions have significantly increased economic uncertainty and reduced economic activity. In addition, a prolonged low, zero, or negative interest rate environment remains possible.
We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
Events related to the COVID-19 Pandemic could materially adversely affect our business operations, investment portfolio, financial results or financial condition. We will continue reviewing accounting estimates, asset valuations and various financial scenarios for capital and liquidity; however, in light of evolving health, economic, social, regulatory, and other factors, the potential impact of the COVID-19 Pandemic and actions taken in response to it on our business operations, investment portfolio, financial results and financial condition remains uncertain. See “— Regulatory Developments” and “Risk Factors” for additional information.
Investments - Current Environment
The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” included in the 2019 Annual Report.

As a result of the impact of the COVID-19 Pandemic there was an economic slowdown and significant volatility in the financial markets, including, liquidity driven price dislocation and credit spread widening. As a result, in the first quarter of 2020, the value of certain investments within our portfolio decreased; however, some of those effects were mitigated by an increase in the value of certain freestanding derivatives that hedge such market risks. These conditions may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives.
We anticipate that the current low interest rate environment and the significant volatility in the equity, credit and real estate markets will continue in 2020, and potentially longer. We expect these market-related effects to have an impact across our investment portfolio, including but not limited to, fixed maturity securities available-for-sale, including below investment grade securities and structured products, equity securities, fair value option securities (“FVO Securities”), mortgage loans, real estate and real estate joint ventures, private equity funds and hedge funds. These conditions could continue to impact our level of net investment income and the related yields, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) and level of allowance for credit loss (“ACL”), as well as our level of investment in lower yielding cash equivalents, short-term investments and government securities.
In light of the current market conditions, including the effects of the COVID-19 Pandemic, cash flows will be invested prudently in appropriate assets over time in accordance with our asset/liability management discipline. However, in light of uncertain global economic conditions and the impacts on the global financial markets, we may maintain a slightly higher than normal level of short-term liquidity. Net investment income may be adversely affected if the reinvestment process occurs over an extended period due to challenging market conditions or asset availability.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2019 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
COVID-19 Pandemic-Related Regulatory Actions
In March 2020, many U.S. state governors and insurance regulators began issuing regulations, bulletins, directives and guidance in connection with the COVID-19 Pandemic. These encourage, request or direct health and life insurance companies to waive cost-sharing for coronavirus COVID-19 testing, cover telehealth services, provide extended grace periods for premium payments, forbear on the cancellation or non-renewal of policies due to non-payment of premium, and provide other policyholder accommodations. For example, on March 30, 2020, New York State Department of Financial Services (“NYDFS”) Emergency Insurance Regulation 216 required life insurance- or annuity- authorized insurers to extend premium and fee payment grace periods to 90 days for policyholders who demonstrate COVID-19 Pandemic-related financial hardship. New York licensed insurers also may not impose any late fees on or report such a policyholder to a credit reporting or debt collection agency for failure to timely pay any life or annuity premiums and must allow the policyholder to pay the premium over a 12-month period. An insurer must accept a policyholder’s written attestation as proof of financial hardship as a result of the COVID-19 Pandemic.
Other regulators have delayed, or considered delaying, implementing a variety of changes.
Some governmental decision-makers are not able to take action on certain regulatory priorities as a result of the COVID-19 Pandemic.
On March 27, 2020, President Trump signed into law the $2 trillion Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide economic assistance in response to the COVID-19 Pandemic. Among other things, the CARES Act added certain tax-favored withdrawals and increased loan withdrawal limitations from eligible retirement plans, and temporarily waived required minimum distribution rules for qualified retirement plan participants and Individual Retirement Accounts owners.
See “Risk Factors” in the 2019 Annual Report, as amended or supplemented in our Quarterly Reports on Form 10-Q under the caption “Risk Factors — The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition.”

National Association of Insurance Commissioners
On February 26, 2020, the NYDFS amended Regulation 213 relating to principle-based reserving (“PBR”). The amendment deviates from the Valuation Manual and is likely to cause variable annuity reserve and capital requirement increases. Based on conditions at March 31, 2020, we estimate that the new PBR rules have increased our statutory reserves by approximately $1.6 billion and our statutory capital requirements by $0.6 billion over the prior reserve and capital requirements. However, as permitted, we expect to grade these effects into our statutory financial statements over a period of at least three years.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment allowance for credit loss and impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of employee benefit plan liabilities;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report. Effective January 1, 2020, the Company adopted a new accounting pronouncement related to the measurement of credit loss on financial instruments as described below and in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
Investment Allowance for Credit Loss and Impairments
The significant estimates related to our evaluation of credit loss and impairments on our investment portfolio are summarized below. In addition, information about the evaluation processes and measurement methodologies and changes thereto from the implementation of new guidance on January 1, 2020, is contained in Notes 1 and 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Fixed Maturity Securities Available-For-Sale
The assessment of whether a credit loss has occurred is based on our case-by-case evaluation of whether the net amount expected to be collected is less than the amortized cost basis. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. In accordance with new guidance adopted January 1, 2020, we evaluate credit loss by considering information about past events, current and forecasted economic conditions, and we measure credit loss by estimating recovery value using a discounted cash flow analysis. These evaluations are revised as conditions change and new information becomes available.
In accordance with previous guidance, which was an incurred loss model, the credit loss evaluation process and the measurement of credit loss were generally similar.

Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings individually on a loan specific basis. We record an allowance for expected credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In accordance with new guidance adopted January 1, 2020, to determine the mortgage loan ACL, we estimate lifetime credit loss expected over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; and we consider past events, current economic conditions and forecasts of future economic conditions. Our estimates are revised as conditions change and new information becomes available.
In accordance with previous guidance, which was an incurred loss model, the credit loss evaluation process and the measurement of credit loss were generally similar.
Real Estate, Leases and Other Asset Classes
The determination of the amount of ACL and impairments on real estate, leases and the remaining invested asset classes is highly subjective and is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Results of Operations
Consolidated Results

	Three Months Ended March 31,
	2020	2019
	(In millions)
Revenues
Premiums	$5,248	$5,052
Universal life and investment-type product policy fees	528	503
Net investment income	2,644	2,645
Other revenues	373	401
Net investment gains (losses)	(182)	(54)
Net derivative gains (losses)	3,555	(310)
Total revenues	12,166	8,237
Expenses
Policyholder benefits and claims and policyholder dividends	5,927	5,919
Interest credited to policyholder account balances	611	662
Capitalization of DAC	(10)	(12)
Amortization of DAC and VOBA	103	19
Interest expense on debt	25	27
Other expenses	1,173	1,114
Total expenses	7,829	7,729
Income (loss) before provision for income tax	4,337	508
Provision for income tax expense (benefit)	790	—
Net income (loss)	3,547	508
Less: Net income (loss) attributable to noncontrolling interests	(2)	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,549	$507
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
During the three months ended March 31, 2020, net income (loss) increased $3.0 billion from the prior period, primarily driven by a favorable change in net derivative gains (losses).
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
We purchase investments to support our insurance liabilities and not to generate net investment gains and losses. However, net investment gains and losses are incurred and can change significantly from period to period due to changes in external influences, including changes in market factors such as interest rates, foreign currency exchange rates, credit spreads and equity markets; counterparty specific factors such as financial performance, credit rating and collateral valuation; and internal factors such as portfolio rebalancing. Changes in these factors from period to period can significantly impact the levels of provision for credit loss and impairments on our investment portfolio, as well as realized gains and losses on investments sold.

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
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market and other risks inherent in these variable annuity guarantees. We continuously review and refine our strategy and ongoing refinement of the strategy may be required to take advantage of the National Association of Insurance Commissioners’ rules related to a statutory accounting election for derivatives that mitigate interest rate sensitivity related to variable annuity guarantees. Our macro hedge program, included in the non-VA program derivatives section of the table below, protects our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
Net Derivative Gains (Losses). Direct and assumed variable annuity embedded derivatives and associated freestanding derivative hedges are collectively referred to as “VA program derivatives.” All other derivatives that are economic hedges of certain invested assets and insurance liabilities are referred to as “non-VA program derivatives.” The table below presents the impact on net derivative gains (losses) from non-VA program derivatives and VA program derivatives:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Non-VA program derivatives
Interest rate	$3,445	$172
Foreign currency exchange rate	280	1
Credit	(178)	93
Equity	451	(213)
Non-VA embedded derivatives	141	(267)
Total non-VA program derivatives	4,139	(214)
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	(1,063)	217
Nonperformance risk adjustment	111	(11)
Other risks	(262)	(37)
Total	(1,214)	169
Freestanding derivatives hedging direct and assumed embedded derivatives	630	(265)
Total VA program derivatives	(584)	(96)
Net derivative gains (losses)	$3,555	$(310)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $4.4 billion ($3.4 billion, net of income tax). This was primarily due to long-term U.S. interest rates decreasing more in the current period than in the prior period, favorably impacting interest rate options, receive fixed interest rate swaps, floors and total rate of return swaps. In addition, key equity markets decreasing in the current period versus increasing in the prior period, favorably impacted equity options in our macro hedge program. There was also a change in the value of the underlying assets, favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The unfavorable change in net derivative gains (losses) on VA program derivatives was $488 million ($386 million, net of income tax). This was due to (i) an unfavorable change of $385 million ($304 million, net of income tax) in embedded derivatives, partially offset by freestanding derivatives hedging market risks in embedded derivatives, and (ii) an unfavorable change of $225 million ($178 million, net of income tax) in other risks in embedded derivatives. These unfavorable variances were partially offset by a favorable change of $122 million ($96 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $385 million ($304 million, net of income tax) unfavorable change reflects a $1.3 billion ($1.0 billion, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by an $895 million ($707 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors are summarized as follows:

•
Long-term U.S. interest rates decreased more in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 121 basis points in the current period and decreased 26 basis points in the prior period.

•
Key equity index levels decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P Global Ratings 500 index decreased 20% in the current period and increased 13% in the prior period.

The aforementioned $225 million ($178 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $122 million ($96 million, net of income tax) favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives resulted from a favorable change of $74 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees in addition to a favorable change of $48 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $128 million ($101 million, net of income tax) primarily reflects mark-to-market losses on equity securities in the current period, which are measured at estimated fair value through net income, and a prior period gain on a renewable energy partnership. These unfavorable changes were partially offset by lower impairments on tax credit partnerships and higher foreign currency transaction gains.

Taxes. For the three months ended March 31, 2020, our effective tax rate on income (loss) before provision for income tax was 18%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment. For the three months ended March 31, 2019, our effective tax rate on income (loss) before provision for income tax was zero. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income and tax credits.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $47 million, net of income tax, to $914 million, net of income tax, for the three months ended March 31, 2020 from $867 million, net of income tax, for the three months ended March 31, 2019.
Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net income (loss)	$3,547	$508
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(182)	(54)
Net derivative gains (losses)	3,555	(310)
Premiums	—	—
Universal life and investment-type product policy fees	22	22
Net investment income	(86)	(75)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	31	(83)
Interest credited to policyholder account balances	4	3
Capitalization of DAC	—	—
Amortization of DAC and VOBA	(10)	42
Interest expense on debt	—	—
Other expenses	(1)	—
Provision for income tax (expense) benefit	(700)	96
Adjusted earnings	$914	$867

Premiums, fees and other revenues	$6,149	$5,956
Less: adjustments to premiums, fees and other revenues	22	22
Adjusted premiums, fees and other revenues	$6,127	$5,934

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees, and other revenues for the three months ended March 31, 2020 increased $193 million, or 3%, compared to the prior period, primarily attributable our U.S. segment driven by growth in our Group Benefits business, partially offset by lower premiums in our Retirement and Income Solutions (“RIS”) business. The increase in Group Benefits was primarily driven by improvements in both core and voluntary products. Growth in core products was driven by increases in the group life, group disability and dental businesses. Growth in voluntary products increased across the segment, driven by the impact of new sales and growth in membership in our accident & health and legal plans businesses. The decrease in RIS was mainly driven by a decline in the income annuity business due to market conditions. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. Growth in RIS’s stable value and capital market investments businesses drove an increase in policyholder account balances, resulting in higher fees and interest margins. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market.
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were lower interest credited expenses and higher net investment income due to a larger invested asset base, partially offset by lower investment yields and unfavorable underwriting experience.
Business Growth. Net investment income improved as a result of higher average invested assets in our U.S. segment due to increased net flows, primarily from funding agreement issuances. However, consistent with the growth in the U.S. segment’s average invested assets, interest credited expenses on deposit-type liabilities increased. In our MetLife Holdings segment, negative net flows from our deferred annuities business resulted in lower fee income, decreasing adjusted earnings. In our U.S. segment, higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by lower employee-related expenses. This net increase in expenses, coupled with the increase due to the 2020 reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act, was more than offset by a corresponding increase in premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $11 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by lower yields on fixed income securities and mortgage loans, and lower returns on FVO Securities. These decreases in net investment income were partially offset by higher returns on private equity funds and real estate investments, as well as higher income from derivatives. In our U.S. segment, the impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decline in interest credited expenses, increasing adjusted earnings. In our MetLife Holdings segment, higher equity returns drove an increase in asset-based fee income; however, this was more than offset by higher costs associated with our variable annuity guaranteed minimum death benefits and DAC amortization. The changes in market factors discussed above resulted in a $7 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Underwriting results decreased adjusted earnings by $18 million due to less favorable mortality experience, partially offset by favorable morbidity experience. The less favorable mortality experience was primarily driven by our U.S. segment as a result of claims experience in our term life business (mainly due to lower incidence in the prior period). Favorable morbidity experience in our MetLife Holdings segment was due to our long-term care business. Favorable morbidity experience in our U.S. segment was primarily due to (i) favorable claims experience in our group disability business, and (ii) growth in the business and favorable claims experience in our accident & health and critical illness businesses, partially offset by less favorable individual disability and dental results. Refinements to certain insurance liabilities and other liabilities in both periods, within the U.S. segment, increased adjusted earnings by $10 million. In addition, run-off of our MetLife Holding segment’s closed block, as well as a reduction in our dividend scale as a result of the sustained low interest rate environment, contributed to lower dividend expense and resulted in an $8 million increase in adjusted earnings. The impact of this dividend action was more than offset by lower net investment income.
Expenses. Adjusted earnings increased $5 million as a result of lower expenses, primarily due to declines in costs associated with corporate initiatives and projects and lower employee-related costs, partially offset by higher interest expense on tax positions due to prior period audit settlements.

Taxes. For the three months ended March 31, 2020, our effective tax rate on adjusted earnings was 9%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment. For the three months ended March 31, 2019, our effective tax rate on adjusted earnings was 10%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income and tax credits.
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
The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	adjusted premiums, fees and other revenues	(i)	premiums, fees and other revenues
(ii)	adjusted earnings	(ii)	net income (loss)
Reconciliations of these non-GAAP financial measures to the most directly comparable historical GAAP financial measures are included in “— Results of Operations.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
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
Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax. Adjusted loss is defined as negative adjusted earnings. For information relating to adjusted revenues and adjusted expenses, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
The following additional information is relevant to an understanding of our performance results:

•	We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•	Near-term represents one to three years.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2019 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Item 1A. Risk Factors.
The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition
Major public health issues, including the COVID-19 Pandemic, have caused and may continue to cause a large number of illnesses and deaths. Various government bodies in any number of jurisdictions, their representatives, regulators, executive branch officials, legislators, courts, employee representatives, arbitrators, mediators and other persons exercising governmental, political, or related authority or influence (collectively, “Authorities”) and other organizations may not effectively respond to the spread and severity of the COVID-19 Pandemic, and their actions and the resulting impacts are unpredictable. The ultimate spread, duration, and severity of the COVID-19 Pandemic, and of Authorities’ actions to address it, are uncertain, and may persist. Adverse conditions may worsen over time. Actions to respond to the COVID-19 Pandemic have reduced and altered economic activity and financial markets. New information about the severity and duration of the COVID-19 Pandemic or other public health issues, and Authorities’, businesses’, and societal reactions to that information, may increase the severity or duration of the COVID-19 Pandemic and its effects.
The COVID-19 Pandemic, and its effect on financial markets, have adversely affected our investment portfolio (and, specifically, increased the risk of defaults, downgrades and volatility in the value of the investments we hold, and lowered variable investment income and returns) and may continue to do so. Market volatility may slow or prevent us from reacting to market events as effectively as we otherwise could. When we sell our investment holdings, we may not receive the prices we seek, and may sell at a price lower than our carrying value, due to reduced liquidity during periods of market volatility or disruption, or other reasons. This may affect privately-placed fixed income securities, certain derivative instruments, mortgage or other loans, direct financing and leveraged leases, other limited partnership interests, tax credit and renewable energy partnerships and real estate equity, including real estate joint ventures and funds. Borrowers may delay or fail to pay principal and interest when due, and Authorities may delay or place a moratorium on foreclosures or otherwise impair enforcement actions, affecting the value of our mortgage investments, mortgage-backed securities, and other investments, and the cash flows they produce. Market volatility has also significantly increased credit spreads and may continue to do so, which may increase our borrowing costs and decrease product fee income.
Low, zero or negative interest rates, yields, returns, reduced liquidity and a continued slowdown in U.S. or global economic conditions, and COVID-19 Pandemic-related actions, have adversely affected the values and cash flows of assets in our investment portfolio and may continue to do so, especially if prolonged. Such conditions, whether due to the COVID-19 Pandemic or efforts to counter it or its impact, may make any of the effects we have described for low interest rates, yields, and returns more severe. Conversely, Authorities’ actions, including activity by the U.S. Federal Reserve and other central banks, in response to the COVID-19 Pandemic could cause inflation to be higher than we expected, which could require us to strengthen certain reserves.
Our affiliates have built, and may continue to build, cash and other liquid assets beyond the range we anticipated before the COVID-19 Pandemic. As a result, they may have less capital to devote to other uses, such as innovation, acquisitions, development, return of capital to shareholders, or other uses. In addition, Authorities may limit the dividends that our operating companies such as the Company may distribute to holding companies, limiting the capital available for a variety of purposes at the holding companies.
Market dislocations, decreases in observable market activity, or unavailability of information, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. As a result, the variability of our financial statement balances, estimates and assumptions we use to run our business may increase, and their reliability decrease.

The COVID-19 Pandemic has increased, and may continue to increase, claims under many of our policies (for example, life, disability, long-term care, and supplemental health products) and our resulting costs. Beginning in the second quarter of 2020, the impact on claims in each quarter may be far greater than in prior quarters. In addition, an increased number of policyholders and contractholders may have lower income or assets, and so may have difficulty paying premiums and fees. Authorities may require (or suggest) “no lapse” in policy coverage for uncertain or prolonged periods of time, regardless of whether we receive premiums or are able to assess fees against policyholder account balances. Legal and regulatory responses to the COVID-19 Pandemic and related public health issues may also include the extension of insurance coverage beyond our policy or contract language, and/or changes to insurance policy conditions such as premium grace periods, suspension of cancellations, and extensions of proof of loss deadlines. Authorities may also purport to change policy coverage, including retroactively, exposing us to risks and costs we were unable to foresee or underwrite. We may also voluntarily (or in response to requirements, guidance, or pressure) adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxation of claim documentation requirements, premium credit, or accommodations for customers experiencing economic or other distress as a result of the COVID-19 Pandemic. Our New York regulator's annual letters on Special Considerations that affect year-end asset adequacy testing may impose unforeseen assumptions or requirements that require us to increase or release reserves, which could affect our statutory capital and surplus.
Our cost of reinsurance for policies could increase, and we may find reinsurance unavailable. Reinsurers may dispute, or seek to reduce or eliminate, coverage on policies as a result of any changes to policies or practices we make as a result of the COVID-19 Pandemic.
Policyholders may change their behavior in unexpected ways. For example, policyholders and contractholders seeking sources of liquidity due to COVID-19 Pandemic-related economic uncertainty and increased unemployment may withdraw or surrender at greater rates than we expected. They may also change their premium payment practices, exercise product options, or take other actions as a result of the COVID-19 Pandemic and Authorities’ efforts to respond to it.
We have incurred, and may continue to incur, increased administrative expenses as a result of the COVID-19 Pandemic and Authorities’ efforts to respond to it. These conditions may affect our (or our affiliates’) employees, agents, brokers and distribution partners, as well as the workforces of our vendors, service providers and counterparties. We may have difficulties conducting our business, including in selling our products, such as those traditionally sold in person. We may find it difficult or impossible to obtain required or appropriate signatures from our representatives, customers, or others for a variety of purposes, including property title-related or other filings with Authorities, increasing the uncertainties and risks from various transactions, such as product sales, regulatory matters, or real estate-related transactions. We may face increased workplace safety costs and risks, lose access to critical employees, and face increased employment-related claims and employee-relations challenges, each of which may increase when our employees begin to return to our workplaces. Any of the third parties to whom we outsource certain critical business activities may fail to perform as a result of the COVID-19 Pandemic or claim that it cannot perform due to a force majeure.
Our risk management, contingency, and business continuity plans may not adequately protect our operations. Extended periods of remote work arrangements and other unusual business conditions and circumstances as a result of the COVID-19 Pandemic could strain our business continuity plans, introduce operational risk, increase our cybersecurity risks, and impair our ability to manage our business. The frequency and sophistication of attempts at unauthorized access to our technology systems and fraud may increase, and COVID-19 Pandemic conditions may impair our cybersecurity efforts and risk management. Our efforts to prevent money-laundering or other fraud, whether due to limited abilities to "know our customers," strains on our programs to avoid and deter foreign corrupt practices, or otherwise, may increase our compliance costs and risk of violations.
The COVID-19 Pandemic could affect our internal controls over financial reporting. We have developed, and may continue to develop, new and less-seasoned processes, procedures, and controls to respond to changes in our business environment. If any employees who are key to our controls become ill from the COVID-19 Pandemic and are unable to work, this may affect our ability to operate our internal controls.
Authorities may delay, or consider delaying, implementing legal or regulatory changes, increasing uncertainty and creating the potential for later, rapid changes. Authorities may also not be able to act on other policy or regulatory priorities as a result of the COVID-19 Pandemic.
Any uncertainty as a result of any of these events, including but not limited to investment portfolio impact, mortality or morbidity rate changes, an increase in expenses, or policyholder behavior changes, may require us to change our estimates, assumptions, models or reserves. Authorities may not accurately report population and impact data, such as death rates, infections, morbidity, hospitalizations, or illness that we use in our estimates, assumptions, models or reserves.

Any of the direct or indirect effects of the COVID-19 Pandemic may cause litigation or regulatory, investor, media, or public inquiries. Our costs to manage and effectively respond to these matters, and to address them in settlement or other ways, may increase.
Any of the events described above have adversely affected, may continue to adversely affect, or may yet adversely affect the global economy, global financial markets, our business, our results of operations, or our financial condition. These events could also cause, contribute to, or exacerbate the risks and uncertainties we described in our 2019 Annual Report.
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

Date: May 12, 2020