Form 10-Q
period 2020-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2020-08-11
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 11, 2020, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
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
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “assume,” “become,” “believe,” “can,” “continue,” “could,” “emerging,” “estimate,” “expect,” “forecast,” “foresee,” “future,” “if,” “implement,” “intend,” “likely,” “may,” “permit,” “plan,” “possible,” “potential,” “predict,” “probable,” “project,” “propose,” “prospect,” “remain,” “risk,” “scheduled,” “should,” “ultimate,” “vary,” “when,” “will,” “would” and other words and terms of similar meaning, in each of their forms of speech, or that are tied to future periods in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2020 and December 31, 2019 (Unaudited)
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $159,836 and $154,397, respectively; allowance for credit loss of $44 and $0, respectively)	$179,824	$169,564
Mortgage loans (net of allowance for credit loss of $497 and $289, respectively; includes $198 and $210, respectively, relating to variable interest entities; includes $175 and $188, respectively, under the fair value option and $0 and $59, respectively, of mortgage loans held-for-sale)	66,604	65,549
Policy loans	6,043	6,100
Real estate and real estate joint ventures (includes $1,405 and $1,378, respectively, relating to variable interest entities and $155 and $127, respectively, under the fair value option)	7,003	6,659
Other limited partnership interests	4,886	4,954
Short-term investments at estimated fair value	3,438	1,883
Other invested assets (includes $1,035 and $1,085, respectively, of leveraged and direct financing leases and $91 and $94, respectively, relating to variable interest entities)	21,690	16,979
Total investments	289,488	271,688
Cash and cash equivalents, principally at estimated fair value (includes $17 and $5, respectively, relating to variable interest entities)	13,116	8,927
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	1,971	1,987
Premiums, reinsurance and other receivables (includes $2 and $3, respectively, relating to variable interest entities)	23,033	22,435
Deferred policy acquisition costs and value of business acquired	3,099	3,453
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	5,134	4,460
Separate account assets	121,110	117,867
Total assets	$456,951	$430,817
Liabilities and Equity
Liabilities
Future policy benefits	$130,237	$128,304
Policyholder account balances	97,522	91,708
Other policy-related balances	7,880	7,732
Policyholder dividends payable	497	495
Policyholder dividend obligation	2,798	2,020
Payables for collateral under securities loaned and other transactions	26,410	20,365
Short-term debt	127	128
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	1,633	1,548
Current income tax payable	333	388
Deferred income tax liability	3,233	1,568
Other liabilities	26,382	26,082
Separate account liabilities	121,110	117,867
Total liabilities	418,162	398,205
Contingencies, Commitments and Guarantees (Note 12)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,457	12,455
Retained earnings	11,917	9,943
Accumulated other comprehensive income (loss) ("AOCI")	14,226	10,025
Total Metropolitan Life Insurance Company stockholder’s equity	38,605	32,428
Noncontrolling interests	184	184
Total equity	38,789	32,612
Total liabilities and equity	$456,951	$430,817
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Premiums	$4,721	$5,154	$9,969	$10,206
Universal life and investment-type product policy fees	479	521	1,007	1,024
Net investment income	2,005	2,794	4,649	5,439
Other revenues	403	403	776	804
Net investment gains (losses)	56	66	(126)	12
Net derivative gains (losses)	(793)	208	2,762	(102)
Total revenues	6,871	9,146	19,037	17,383
Expenses
Policyholder benefits and claims	5,423	5,765	11,102	11,427
Interest credited to policyholder account balances	571	663	1,182	1,325
Policyholder dividends	246	260	494	517
Other expenses	1,087	1,235	2,378	2,383
Total expenses	7,327	7,923	15,156	15,652
Income (loss) before provision for income tax	(456)	1,223	3,881	1,731
Provision for income tax expense (benefit)	(171)	156	619	156
Net income (loss)	(285)	1,067	3,262	1,575
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$(285)	$1,067	$3,264	$1,574
Comprehensive income (loss)	$2,650	$3,540	$7,463	$6,986
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	—	—	(2)	1
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$2,650	$3,540	$7,465	$6,985
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$5	$12,455	$9,943	$10,025	$32,428	$184	$32,612
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			(113)		(113)		(113)
Balance at January 1, 2020	5	12,455	9,830	10,025	32,315	184	32,499
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(393)		(393)		(393)
Change in equity of noncontrolling interests					—	3	3
Net income (loss)			3,549		3,549	(2)	3,547
Other comprehensive income (loss), net of income tax				1,266	1,266		1,266
Balance at March 31, 2020	5	12,456	12,986	11,291	36,738	185	36,923
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(784)		(784)		(784)
Change in equity of noncontrolling interests					—	(1)	(1)
Net income (loss)			(285)		(285)		(285)
Other comprehensive income (loss), net of income tax				2,935	2,935		2,935
Balance at June 30, 2020	$5	$12,457	$11,917	$14,226	$38,605	$184	$38,789

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$5	$12,450	$9,512	$3,562	$25,529	$198	$25,727
Cumulative effects of changes in accounting principles, net of income tax			78	17	95		95
Balance at January 1, 2019	5	12,450	9,590	3,579	25,624	198	25,822
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(2,146)		(2,146)		(2,146)
Change in equity of noncontrolling interests					—	(4)	(4)
Net income (loss)			507		507	1	508
Other comprehensive income (loss), net of income tax				2,938	2,938		2,938
Balance at March 31, 2019	5	12,451	7,951	6,517	26,924	195	27,119
Capital contributions from MetLife, Inc.		1			1		1
Change in equity of noncontrolling interests					—	12	12
Net income (loss)			1,067		1,067		1,067
Other comprehensive income (loss), net of income tax				2,473	2,473		2,473
Balance at June 30, 2019	$5	$12,452	$9,018	$8,990	$30,465	$207	$30,672
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$366	$2,009
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	23,674	28,997
Equity securities	89	83
Mortgage loans	4,430	4,763
Real estate and real estate joint ventures	55	110
Other limited partnership interests	204	269
Purchases and originations of:
Fixed maturity securities available-for-sale	(28,143)	(25,773)
Equity securities	(34)	(31)
Mortgage loans	(5,643)	(5,779)
Real estate and real estate joint ventures	(532)	(493)
Other limited partnership interests	(495)	(463)
Cash received in connection with freestanding derivatives	4,094	958
Cash paid in connection with freestanding derivatives	(1,270)	(1,261)
Net change in policy loans	57	(3)
Net change in short-term investments	(1,504)	397
Net change in other invested assets	100	147
Net change in property, equipment and leasehold improvements	6	(8)
Other, net	15	9
Net cash provided by (used in) investing activities	(4,897)	1,922
Cash flows from financing activities
Policyholder account balances:
Deposits	41,986	35,914
Withdrawals	(38,035)	(35,034)
Net change in payables for collateral under securities loaned and other transactions	6,045	(209)
Long-term debt issued	78	—
Long-term debt repaid	(12)	(17)
Financing element on certain derivative instruments and other derivative related transactions, net	(167)	(49)
Dividends paid to MetLife, Inc.	(1,177)	(2,146)
Other, net	2	4
Net cash provided by (used in) financing activities	8,720	(1,537)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	(7)
Change in cash and cash equivalents	4,189	2,387
Cash and cash equivalents, beginning of period	8,927	6,882
Cash and cash equivalents, end of period	$13,116	$9,269
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$50	$52
Income tax	$122	$402
Non-cash transactions:
Capital contributions from MetLife, Inc.	$2	$2
Operating lease liability associated with the recognition of right-of-use assets	$—	$141
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$750	$—

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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain, including the novel coronavirus COVID-19 pandemic (“COVID-19 Pandemic”). Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
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
Summary of Significant Accounting Policies
The following are the Company’s significant accounting policies updated for the January 1, 2020 adoption of a new accounting pronouncement related to investments.
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, intent-to-sell impairments, as well as provisions for credit loss in the allowance for credit loss (“ACL”) on fixed maturity securities available-for-sale (“AFS”), mortgage loans and investments in leases and subsequent changes in the ACL or for impairment losses on real estate investments, are reported within net investment gains (losses), unless otherwise stated herein. Accrued investment income is presented separately on the consolidated balance sheet and excluded from the carrying value of the related investments, primarily fixed maturity securities AFS and mortgage loans.

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
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 7 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products” in the Notes to the Consolidated Financial Statements included in the 2019 Annual Report. The amortization of premium and accretion of discount also take into consideration call and maturity dates.
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
On January 1, 2020, the Company adopted accounting standards update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) using a modified retrospective approach. Under ASU 2016-13, for securities in an unrealized loss position, a credit loss is recognized in earnings within net investment gains (losses) when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security, or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the reduction of amortized cost and the loss recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as a “credit loss” by establishing an ACL with a corresponding charge to earnings in net investment gains (losses). However, the ACL is limited by the amount that the fair value is less than the amortized cost. This limitation is known as the “fair value floor.” If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
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

Effective for contract modifications made between March 12, 2020 and December 31, 2022.
The new guidance reduces the operational and financial impacts of contract modifications that replace a reference rate, such as London InterBank Offered Rate (LIBOR), affected by reference rate reform. The adoption of the new guidance did not have an impact on the Company’s interim condensed consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

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
		January 1, 2020, the Company adopted, using a prospective approach.	The adoption of the new guidance reduced the complexity involved with the evaluation of goodwill for impairment and did not have a material impact on the Company’s consolidated financial statements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2020 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2020 and 2019. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended June 30, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,981	$740	$—	$4,721	$—	$4,721
Universal life and investment-type product policy fees	260	198	—	458	21	479
Net investment income	1,339	857	(55)	2,141	(136)	2,005
Other revenues	215	68	120	403	—	403
Net investment gains (losses)	—	—	—	—	56	56
Net derivative gains (losses)	—	—	—	—	(793)	(793)
Total revenues	5,795	1,863	65	7,723	(852)	6,871
Expenses
Policyholder benefits and claims and policyholder dividends	4,106	1,455	—	5,561	108	5,669
Interest credited to policyholder account balances	401	173	—	574	(3)	571
Capitalization of DAC	(18)	5	—	(13)	—	(13)
Amortization of DAC and VOBA	13	(6)	—	7	(23)	(16)
Interest expense on debt	2	1	23	26	—	26
Other expenses	742	208	137	1,087	3	1,090
Total expenses	5,246	1,836	160	7,242	85	7,327
Provision for income tax expense (benefit)	117	1	(92)	26	(197)	(171)
Adjusted earnings	$432	$26	$(3)	455
Adjustments to:
Total revenues				(852)
Total expenses				(85)
Provision for income tax (expense) benefit				197
Net income (loss)				$(285)		$(285)

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$8,491	$1,478	$—	$9,969	$—	$9,969
Universal life and investment-type product policy fees	522	442	—	964	43	1,007
Net investment income	2,973	2,023	(125)	4,871	(222)	4,649
Other revenues	429	94	253	776	—	776
Net investment gains (losses)	—	—	—	—	(126)	(126)
Net derivative gains (losses)	—	—	—	—	2,762	2,762
Total revenues	12,415	4,037	128	16,580	2,457	19,037
Expenses
Policyholder benefits and claims and policyholder dividends	8,667	2,852	—	11,519	77	11,596
Interest credited to policyholder account balances	843	346	—	1,189	(7)	1,182
Capitalization of DAC	(32)	9	—	(23)	—	(23)
Amortization of DAC and VOBA	27	73	—	100	(13)	87
Interest expense on debt	4	3	44	51	—	51
Other expenses	1,536	408	315	2,259	4	2,263
Total expenses	11,045	3,691	359	15,095	61	15,156
Provision for income tax expense (benefit)	292	63	(239)	116	503	619
Adjusted earnings	$1,078	$283	$8	1,369
Adjustments to:
Total revenues				2,457
Total expenses				(61)
Provision for income tax (expense) benefit				(503)
Net income (loss)				$3,262		$3,262

Six Months Ended June 30, 2019	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$8,682	$1,524	$—	$10,206	$—	$10,206
Universal life and investment-type product policy fees	528	452	—	980	44	1,024
Net investment income	3,339	2,330	(83)	5,586	(147)	5,439
Other revenues	406	114	284	804	—	804
Net investment gains (losses)	—	—	—	—	12	12
Net derivative gains (losses)	—	—	—	—	(102)	(102)
Total revenues	12,955	4,420	201	17,576	(193)	17,383
Expenses
Policyholder benefits and claims and policyholder dividends	8,960	2,854	—	11,814	130	11,944
Interest credited to policyholder account balances	975	358	—	1,333	(8)	1,325
Capitalization of DAC	(34)	5	—	(29)	—	(29)
Amortization of DAC and VOBA	27	107	—	134	(74)	60
Interest expense on debt	5	4	44	53	—	53
Other expenses	1,447	406	446	2,299	—	2,299
Total expenses	11,380	3,734	490	15,604	48	15,652
Provision for income tax expense (benefit)	326	134	(254)	206	(50)	156
Adjusted earnings	$1,249	$552	$(35)	1,766
Adjustments to:
Total revenues				(193)
Total expenses				(48)
Provision for income tax (expense) benefit				50
Net income (loss)				$1,575		$1,575

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2020	December 31, 2019
	(In millions)
U.S.	$262,503	$246,319
MetLife Holdings	160,192	156,327
Corporate & Other	34,256	28,171
Total	$456,951	$430,817

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
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	June 30, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$46,074		$19,683		$49,207		$21,472
Separate account value (1)	$36,640		$18,870		$39,679		$20,666
Net amount at risk	$1,599	(3)	$745	(4)	$1,195	(3)	$524	(4)
Average attained age of contractholders	68 years		67 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$142		N/A		$143
Net amount at risk	N/A		$76	(5)	N/A		$80	(5)
Average attained age of contractholders	N/A		54 years		N/A		54 years

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

	June 30, 2020		December 31, 2019
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$4,880	$879	$4,909	$899
Net amount at risk (6)	$40,495	$5,703	$41,385	$5,884
Average attained age of policyholders	57 years	64 years	57 years	64 years
__________________

(1)	The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)	Includes the contractholder’s investments in the general account and separate account, if applicable.

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Balance, beginning of period	$13,140	$12,590
Less: Reinsurance recoverables	1,525	1,497
Net balance, beginning of period	11,615	11,093
Incurred related to:
Current period	9,103	8,830
Prior periods (1)	(69)	(53)
Total incurred	9,034	8,777
Paid related to:
Current period	(5,588)	(5,424)
Prior periods	(3,277)	(3,060)
Total paid	(8,865)	(8,484)
Net balance, end of period	11,784	11,386
Add: Reinsurance recoverables	1,704	1,587
Balance, end of period (included in future policy benefits and other policy-related balances)	$13,488	$12,973
__________________

(1)	For both the six months ended June 30, 2020 and 2019, claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the current period.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Closed Block Liabilities
Future policy benefits	$39,037	$39,379
Other policy-related balances	331	423
Policyholder dividends payable	433	432
Policyholder dividend obligation	2,798	2,020
Deferred income tax liability	101	79
Other liabilities	128	81
Total closed block liabilities	42,828	42,414
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,576	25,977
Mortgage loans	6,985	7,052
Policy loans	4,419	4,489
Real estate and real estate joint ventures	565	544
Other invested assets	822	416
Total investments	39,367	38,478
Cash and cash equivalents	111	448
Accrued investment income	409	419
Premiums, reinsurance and other receivables	65	75
Current income tax recoverable	13	91
Total assets designated to the closed block	39,965	39,511
Excess of closed block liabilities over assets designated to the closed block	2,863	2,903
AOCI:
Unrealized investment gains (losses), net of income tax	3,039	2,453
Unrealized gains (losses) on derivatives, net of income tax	257	97
Allocated to policyholder dividend obligation, net of income tax	(2,210)	(1,596)
Total amounts included in AOCI	1,086	954
Maximum future earnings to be recognized from closed block assets and liabilities	$3,949	$3,857

Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	(In millions)
Balance, beginning of period	$2,020	$428
Change in unrealized investment and derivative gains (losses)	778	1,592
Balance, end of period	$2,798	$2,020

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)

Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Revenues
Premiums	$371	$390	$738	$757
Net investment income	371	447	778	875
Net investment gains (losses)	10	(4)	(9)	(5)
Net derivative gains (losses)	(3)	9	23	12
Total revenues	749	842	1,530	1,639
Expenses
Policyholder benefits and claims	589	563	1,139	1,102
Policyholder dividends	217	231	436	459
Other expenses	25	28	52	57
Total expenses	831	822	1,627	1,618
Revenues, net of expenses before provision for income tax expense (benefit)	(82)	20	(97)	21
Provision for income tax expense (benefit)	(17)	4	(20)	4
Revenues, net of expenses and provision for income tax expense (benefit)	$(65)	$16	$(77)	$17

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

5. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, alternative and sub-prime mortgage-backed securities. Asset-backed securities (“ABS”) includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are collectively, “Structured Products.” In accordance with new guidance adopted January 1, 2020 regarding expected credit loss, securities that incurred a credit loss after December 31, 2019 and were still held as of June 30, 2020, are presented net of ACL. In accordance with previous guidance, both the temporary loss and OTTI loss are presented for securities that were in an unrealized loss position as of December 31, 2019.

	June 30, 2020					December 31, 2019
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		ACL	Gains	Losses			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$51,919	$(28)	$7,919	$556	$59,254	$52,446	$6,236	$223	$—	$58,459
U.S. government and agency	26,303	—	7,016	4	33,315	25,568	3,706	26	—	29,248
Foreign corporate	27,809	(9)	2,492	913	29,379	28,421	2,397	517	—	30,301
RMBS	24,110	(2)	1,630	71	25,667	21,476	1,324	59	(32)	22,773
ABS	12,125	—	83	317	11,891	10,215	47	61	—	10,201
Municipals	6,865	—	1,953	2	8,816	6,419	1,450	13	—	7,856
CMBS	6,395	—	248	151	6,492	5,523	214	17	—	5,720
Foreign government	4,310	(5)	776	71	5,010	4,329	724	47	—	5,006
Total fixed maturity securities AFS	$159,836	$(44)	$22,117	$2,085	$179,824	$154,397	$16,098	$963	$(32)	$169,564
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit loss on such securities. See also “— Net Unrealized Investment Gains (Losses).”

Maturities of Fixed Maturity Securities AFS
The amortized cost net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost net of ACL	$8,076	$25,024	$26,936	$57,128	$42,628	$159,792
Estimated fair value	$8,031	$25,602	$29,772	$72,369	$44,050	$179,824

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position. Included in the table below are securities without an ACL as of June 30, 2020, in accordance with new guidance adopted January 1, 2020. Also included in the table below are all securities in an unrealized loss position as of December 31, 2019, in accordance with previous guidance.

	June 30, 2020				December 31, 2019
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$7,011	$480	$286	$73	$2,036	$77	$1,304	$146
U.S. government and agency	1,359	4	—	—	1,552	26	29	—
Foreign corporate	7,404	814	519	98	1,368	93	3,499	424
RMBS	2,151	57	162	13	1,479	15	524	12
ABS	5,549	200	2,333	117	2,428	13	3,778	48
Municipals	90	2	—	—	508	13	1	—
CMBS	2,091	133	163	18	857	5	212	12
Foreign government	418	35	157	35	149	6	215	41
Total fixed maturity securities AFS	$26,073	$1,725	$3,620	$354	$10,377	$248	$9,562	$683
Investment grade	$19,727	$1,191	$3,353	$292	$9,288	$190	$8,233	$530
Below investment grade	6,346	534	267	62	1,089	58	1,329	153
Total fixed maturity securities AFS	$26,073	$1,725	$3,620	$354	$10,377	$248	$9,562	$683
Total number of securities in an unrealized loss position	2,329		397		1,059		802

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
After the adoption of new guidance on January 1, 2020, in periods subsequent to the recognition of an initial ACL on a security, the Company reassesses credit loss quarterly. Subsequent increases or decreases in the expected cash flow from the security result in corresponding decreases or increases in the ACL which are recorded within net investment gains (losses); however, the previously recorded ACL is not reduced to an amount below zero. Full or partial write-offs are deducted from the ACL in the period the security, or a portion thereof, is considered uncollectible. Recoveries of amounts previously written off are recorded to the ACL in the period received. When the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, any ACL is written off and the amortized cost is written down to estimated fair value through a charge within net investment gains (losses), which becomes the new amortized cost of the security.
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $1.1 billion for the six months ended June 30, 2020 to $2.1 billion. The increase in gross unrealized losses for the six months ended June 30, 2020 was primarily attributable to widening credit spreads and movement in foreign currency exchange rates, partially offset by decreases in interest rates.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $354 million at June 30, 2020, or 17% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $354 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $292 million, or 82%, were related to 337 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $354 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $62 million, or 18%, were related to 60 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), ABS and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates ABS and CMBS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Current Period Evaluation
At June 30, 2020, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2020.
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

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	Total
	(In millions)
Three Months Ended June 30, 2020
Balance, beginning of period	$44	$6	$—	$—	$50
ACL not previously recorded	7	—	9	2	18
Changes for securities with previously recorded ACL	(3)	—	—	—	(3)
Securities sold	(19)	(1)	—	—	(20)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	(1)
Balance, end of period	$28	$5	$9	$2	$44

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	Total
	(In millions)
Six Months Ended June 30, 2020
Balance, beginning of period	$—	$—	$—	$—	$—
ACL not previously recorded	51	6	9	2	68
Changes for securities with previously recorded ACL	(3)	—	—	—	(3)
Securities sold	(19)	(1)	—	—	(20)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	(1)
Balance, end of period	$28	$5	$9	$2	$44

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$38,153	57.3%	$37,311	56.9%
Agricultural	15,762	23.7	15,705	23.9
Residential	13,011	19.5	12,575	19.2
Total amortized cost	66,926	100.5	65,591	100.0
Allowance for credit loss	(497)	(0.7)	(289)	(0.4)
Subtotal mortgage loans, net	66,429	99.8	65,302	99.6
Residential — FVO	175	0.2	188	0.3
Total mortgage loans held-for-investment, net	66,604	100.0	65,490	99.9
Mortgage loans held-for-sale	—	—	59	0.1
Total mortgage loans, net	$66,604	100.0%	$65,549	100.0%

Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on residential mortgage loans - FVO is presented in Note 7. The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis.
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $954 million and $852 million at June 30, 2020 and December 31, 2019, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at June 30, 2020 and December 31, 2019 was $153 million and $155 million; $166 million and $176 million; and $95 million and $89 million, respectively.
Purchases of mortgage loans, primarily residential, were $134 million and $1.2 billion for the three months and six months ended June 30, 2020, respectively, and $472 million and $1.8 billion for the three months and six months ended June 30, 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Mortgage Loan Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by bank regulatory agencies, not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as either past due or nonaccrual during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. The Company records an allowance for credit loss on this accrued interest income.
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $47 million at June 30, 2020.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12 months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $9 million at June 30, 2020.
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $17 million at June 30, 2020.
Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2020				2019
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$186	$49	$54	$289	$190	$44	$57	$291
Adoption of new credit loss guidance	(87)	32	154	99	—	—	—	—
Initial credit losses on PCD loans (1)	—	—	16	16	—	—	—	—
Provision (release)	36	5	59	100	3	2	8	13
Charge-offs, net of recoveries	—	(2)	(5)	(7)	—	—	(4)	(4)
Balance, end of period	$135	$84	$278	$497	$193	$46	$61	$300

__________________

(1)	Represents the initial credit losses on purchased mortgage loans accounted for as purchased financial assets with credit deterioration (“PCD”).

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Commercial and Agricultural Mortgage Loan Portfolio Segments
Commercial and agricultural mortgage loan ACL are calculated in a similar manner. Within each loan portfolio segment, commercial and agricultural, loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. The Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios. In estimating lifetime credit loss expected over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating lifetime credit loss expected over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile; accordingly, historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.
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
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$1,460	$3,526	$4,535	$3,047	$4,067	$9,577	$2,724	$28,936	75.8%
65% to 75%	559	2,142	1,290	1,088	529	1,262	—	6,870	18.0
76% to 80%	—	119	—	262	293	185	—	859	2.3
Greater than 80%	—	14	186	450	102	736	—	1,488	3.9
Total	$2,019	$5,801	$6,011	$4,847	$4,991	$11,760	$2,724	$38,153	100.0%
Debt service coverage ratios:
> 1.20x	$2,013	$5,323	$5,754	$4,338	$4,801	$10,832	$2,724	$35,785	93.8%
1.00x - 1.20x	—	82	56	116	190	753	—	1,197	3.1
<1.00x	6	396	201	393	—	175	—	1,171	3.1
Total	$2,019	$5,801	$6,011	$4,847	$4,991	$11,760	$2,724	$38,153	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$911	$2,161	$2,742	$1,067	$2,544	$4,357	$958	$14,740	93.5%
65% to 75%	32	152	31	31	177	545	—	968	6.1
76% to 80%	—	—	—	—	—	12	—	12	0.1
Greater than 80%	—	—	—	—	—	42	—	42	0.3
Total	$943	$2,313	$2,773	$1,098	$2,721	$4,956	$958	$15,762	100.0%

The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$322	$2,090	$1,145	$349	$167	$8,603	$—	$12,676	97.4%
Nonperforming (1)	1	3	5	1	1	324	—	335	2.6
Total	$323	$2,093	$1,150	$350	$168	$8,927	$—	$13,011	100.0%
__________________

(1)	Includes residential mortgage loans in process of foreclosure of $113 million and $117 million at June 30, 2020 and December 31, 2019, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2020 and December 31, 2019. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(In millions)
Commercial	$—	$—	$—	$—	$163	$167
Agricultural	277	124	84	2	194	137
Residential	335	377	10	—	326	377
Total	$612	$501	$94	$2	$683	$681

The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2019 was $167 million, $105 million and $402 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $139 million and $93 million at June 30, 2020 and December 31, 2019, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either June 30, 2020 or December 31, 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Purchased Investments with Credit Deterioration
Investments that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as PCD. The amortized cost for PCD investments is the purchase price plus an ACL for the initial estimate of expected credit losses established upon purchase. Subsequent changes in the ACL on PCD investments are recorded through credit loss expense. The non-credit discount or premium is accreted or amortized to net investment income on an effective yield basis.
The following table reconciles the contractual principal to the purchase price of PCD investments:

	Six Months Ended June 30, 2020
	Contractual Principal	ACL at Acquisition	Non-Credit (Discount) Premium	Purchase Price
		(In millions)
PCD residential mortgage loans	$512	$(16)	$(18)	$478

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	June 30, 2020	December 31, 2019	Three Months Ended June 30,		Six Months Ended June 30,
			2020	2019	2020	2019
	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,597	$1,586	$47	$40	$93	$81
Other real estate investments	416	419	15	50	49	80
Real estate joint ventures	4,990	4,654	(27)	23	(20)	18
Total real estate and real estate joint ventures	$7,003	$6,659	$35	$113	$122	$179

The carrying value of real estate investments acquired through foreclosure was $25 million and $34 million at June 30, 2020 and December 31, 2019, respectively. Depreciation expense on real estate investments was $19 million and $35 million for the three months and six months ended June 30, 2020, respectively, and $17 million and $32 million for the three months and six months ended June 30, 2019, respectively. Real estate investments were net of accumulated depreciation of $686 million and $652 million at June 30, 2020 and December 31, 2019, respectively.
As a result of the COVID-19 Pandemic, earnings from certain of the Company’s equity method real estate joint ventures were reduced for the three months and six months ended June 30, 2020, principally hotel properties. Certain of these real estate joint ventures have granted some lessees COVID-19 Pandemic related lease concessions. See “— Leases — Lease Concessions.”

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
See Note 7 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for a summary of leased real estate investments and income earned, by property type.
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
In accordance with new guidance adopted January 1, 2020 regarding expected credit loss, the Company records an allowance for expected credit loss in an amount that represents the portion of the investment in leases that the Company does not expect to collect, resulting in the investment in leases being presented at the net amount expected to be collected. In determining the ACL, management: (i) pools leases that share similar risk characteristics, (ii) considers lifetime credit loss expected over the contractual term of the lease, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. Leases with dissimilar risk characteristics are evaluated individually for credit loss. Lifetime credit loss on leveraged and direct financing lease receivables is estimated using a probability of default and loss given default model, where the probability of default incorporates third party credit ratings of the lessee and the related historical default data. The Company also assesses the non-guaranteed residual values for recoverability by comparison to the current estimated fair value of the leased asset and considers other relevant market information such as independent third-party forecasts, consulting, asset brokerage and investment banking reports and data, comparable market transactions, and factors such as the competitive dynamics impacting specific industries, technological change and obsolescence, government and regulatory rules, tax policy, potential environmental liabilities and litigation.
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
The investment in leveraged and direct financing leases, net of ACL, was $854 million and $181 million, respectively, at June 30, 2020. The ACL for leveraged and direct financing leases was $41 million at June 30, 2020. The investment in leveraged and direct financing leases was $896 million and $189 million, respectively, at December 31, 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Lease Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its operating lease lessees, primarily in the form of rent deferrals. In accordance with a Question and Answer document issued by the FASB in response to the COVID-19 Pandemic, the Company has elected not to evaluate whether such lease concessions are lease modifications, continues to accrue income on such leases and records rent receivables. The rent deferrals generally range from one to five months. Deferred rental payments were $1 million at June 30, 2020. The Company has interests in certain unconsolidated real estate joint ventures which have granted COVID-19 Pandemic-related lease concessions.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $8.3 billion and $5.5 billion at June 30, 2020 and December 31, 2019, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$20,036	$15,145
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	—	32
Total fixed maturity securities AFS	20,036	15,177
Derivatives	5,041	2,043
Other	238	210
Subtotal	25,315	17,430
Amounts allocated from:
Future policy benefits	(2,632)	(1,121)
DAC, VOBA and DSI	(1,347)	(1,051)
Policyholder dividend obligation	(2,798)	(2,020)
Subtotal	(6,777)	(4,192)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	—	(7)
Deferred income tax benefit (expense)	(3,849)	(2,735)
Net unrealized investment gains (losses)	$14,689	$10,496

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2020
(In millions)
Balance, beginning of period	$10,496
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	(32)
Unrealized investment gains (losses) during the period	7,917
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,511)
DAC, VOBA and DSI	(296)
Policyholder dividend obligation	(778)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7
Deferred income tax benefit (expense)	(1,114)
Balance, end of period	$14,689
Change in net unrealized investment gains (losses)	$4,193

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2020 and December 31, 2019.
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending and repurchase agreements is as follows:

	June 30, 2020			December 31, 2019
	Securities (1)			Securities (1)
	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$13,878	$14,214	$14,289	$12,455	$12,791	$12,847
Repurchase agreements	$3,244	$3,200	$3,216	$2,333	$2,310	$2,320
__________________

(1)	Securities on loan in connection with these programs are included within fixed maturity securities AFS, short-term investments and cash equivalents.

(2)
In connection with securities lending and repurchase agreements, in addition to cash collateral received, the Company received from counterparties security collateral of $23 million and $0 at June 30, 2020 and December 31, 2019, respectively, which is not reflected on the consolidated financial statements.

(3)	The liability for cash collateral for these programs is included within payables for collateral under securities loaned, other transactions and other liabilities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

Contractual Maturities
A summary of the remaining contractual maturities of securities lending and repurchase agreements is as follows:

	June 30, 2020					December 31, 2019
	Remaining Maturities					Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$3,308	$7,484	$3,422	$—	$14,214	$2,260	$5,040	$5,491	$—	$12,791

Repurchase agreements:
U.S. government and agency	$—	$3,200	$—	$—	$3,200	$—	$2,310	$—	$—	$2,310
__________________

(1)	The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.
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

	June 30, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$117	$62
Invested assets pledged as collateral (1)	23,249	20,659
Total invested assets on deposit and pledged as collateral	$23,366	$20,721
__________________

(1)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report) and derivative transactions (see Note 6).

See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 4 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, which is considered restricted until redeemed by the issuers, was $765 million and $737 million, at redemption value, at June 30, 2020 and December 31, 2019, respectively.

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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2020		December 31, 2019
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,405	$—	$1,378	$—
Investment fund (primarily mortgage loans) (2)	208	—	211	—
Renewable energy partnership (3)	91	—	94	—
Other investments (3)	12	5	10	5
Total	$1,716	$5	$1,693	$5
__________________

(1)
The Company’s investment in these affiliated real estate joint ventures was $1.3 billion and $1.2 billion at June 30, 2020 and December 31, 2019, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $131 million and $129 million at June 30, 2020 and December 31, 2019, respectively.

(2)
The Company’s investment in this affiliated investment fund was $170 million and $172 million at June 30, 2020 and December 31, 2019, respectively. An affiliate had an investment in this affiliated investment fund of $38 million and $39 million at June 30, 2020 and December 31, 2019, respectively.

(3)	Assets of the renewable energy partnership and other investments primarily consisted of other invested assets.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Products (2)	$42,127	$42,127	$37,119	$37,119
U.S. and foreign corporate	1,150	1,150	1,098	1,098
Other limited partnership interests	4,406	7,813	4,461	7,423
Other invested assets	1,465	1,564	1,554	1,677
Real estate joint ventures	11	14	25	28
Total	$49,159	$52,668	$44,257	$47,345
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $5 million and $6 million at June 30, 2020 and December 31, 2019, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 12, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2020 or 2019.
The Company securitizes certain residential mortgage loans and acquires an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. The estimated fair value of the related RMBS acquired in connection with the securitizations is included in the carrying amount and maximum exposure to loss for Structured Products presented in the table above. For both the three months and six months ended June 30, 2019, the carrying value and the estimated fair value of residential mortgage loans securitized were $443 million and $467 million, respectively, resulting in a gain of $24 million which is included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with the securitizations was $133 million at June 30, 2019. See Note 7 for information on how the estimated fair value of mortgage loans and RMBS is determined, the valuation approaches and key inputs, their placement in the fair value hierarchy and, for certain RMBS, quantitative information about the significant unobservable inputs and the sensitivity of their estimated fair value to changes in those inputs.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Investment income:
Fixed maturity securities AFS	$1,636	$1,780	$3,294	$3,548
Equity securities	5	10	14	19
Mortgage loans	705	786	1,423	1,550
Policy loans	76	77	153	153
Real estate and real estate joint ventures	35	113	122	179
Other limited partnership interests	(391)	173	(176)	258
Cash, cash equivalents and short-term investments	18	44	61	87
FVO Securities (1)	36	10	2	33
Operating joint ventures	26	34	47	45
Other	21	32	96	91
Subtotal	2,167	3,059	5,036	5,963
Less: Investment expenses	162	265	387	524
Net investment income	$2,005	$2,794	$4,649	$5,439
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(1)
Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods and included in net investment income were principally from equity-linked notes included within securities for which the FVO has been elected (“FVO Securities”) and were $36 million and $2 million for the three months and six months ended June 30, 2020, respectively, and $10 million and $33 million for the three months and six months ended June 30, 2019, respectively.

See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income (loss) from such investments totaled ($482) million and ($284) million for the three months and six months ended June 30, 2020, respectively, and $157 million and $193 million for the three months and six months ended June 30, 2019, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Net credit loss (provision) release (1)	$(11)	$—	$(88)	$(8)
Net gains (losses) on sales and disposals	7	81	3	49
Total gains (losses) on fixed maturity securities AFS	(4)	81	(85)	41
Total gains (losses) on equity securities:
Net gains (losses) on sales and disposals	(3)	2	6	11
Change in estimated fair value (2)	42	(12)	(103)	45
Total gains (losses) on equity securities	39	(10)	(97)	56
Mortgage loans	(92)	18	(137)	4
Real estate and real estate joint ventures	2	(1)	3	2
Other (3), (4)	151	(9)	181	(59)
Subtotal	96	79	(135)	44
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(13)	4	(12)	(12)
Non-investment portfolio gains (losses)	(27)	(17)	21	(20)
Subtotal	(40)	(13)	9	(32)
Total net investment gains (losses)	$56	$66	$(126)	$12

__________________

(1)
Net credit loss provision by sector for industrial corporate securities and RMBS for the six months ended June 30, 2019, were $6 million and $2 million, respectively. See “— Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector.” Due to the adoption of new guidance on January 1, 2020, prior period OTTI loss is presented as credit loss.

(2)
Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $31 million and ($92) million for the three months and six months ended June 30, 2020, respectively, and ($10) million and $42 million for the three months and six months ended June 30, 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

(3)
Other gains (losses) included a leveraged lease gain of $81 million for both the three months and six months ended June 30, 2020 and a de-designated cash flow hedge gain of $43 million and $55 million for the three months and six months ended June 30, 2020, respectively,

(4)
Other gains (losses) for the three months and six months ended June 30, 2019 included tax credit partnership impairment losses of $14 million and $92 million, respectively, and a renewable energy partnership disposal gain of $46 million for the six months ended June 30, 2019.

Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($15) million and $33 million for the three months and six months ended June 30, 2020, respectively, and ($10) million and ($11) million for the three months and six months ended June 30, 2019, respectively.
Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Proceeds	$5,533	$10,194	$10,997	$20,859
Gross investment gains	$185	$169	$246	$304
Gross investment losses	(178)	(88)	(243)	(255)
Net credit loss (provision) release	(11)	—	(88)	(8)
Net investment gains (losses)	$(4)	$81	$(85)	$41

Related Party Investment Transactions
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		June 30, 2020	December 31, 2019	Three Months Ended June 30,		Six Months Ended June 30,
				2020	2019	2020	2019
Investment Type/Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,821	$1,810	$9	$9	$18	$17
Affiliated investments (2)	American Life Insurance Company	100	100	1	1	2	2
Affiliated investments (3)	Metropolitan Property and Casualty Insurance Company	315	315	2	2	4	5
Other invested assets		$2,236	$2,225	$12	$12	$24	$24
Money market pool (4)	Metropolitan Money Market Pool	$—	$—	$—	$1	$—	$1
Short-term investments		$—	$—	$—	$1	$—	$1
________________

(1)
Represents an investment in affiliated senior notes. The affiliated senior notes have maturity dates from September 2020 to October 2029 and bear interest, payable semi-annually, at a rate per annum ranging from 0.82% to 3.14%. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further information.

(2)
Represents an affiliated surplus note. In June 2020, the affiliated surplus note, which bore interest at a fixed rate of 3.17%, matured and was refinanced with a $100 million affiliated surplus note, which bears interest at a fixed rate of 1.88%, payable semiannually, and is due June 2025.

(3)	Represents an investment in affiliated preferred stock. Dividends are payable quarterly at a variable rate.

(4)	The investment has a variable rate of return.
For the three months and six months ended June 30, 2020, the Company incurred investment advisory charges from an affiliate of $68 million and $137 million, respectively. For the three months and six months ended June 30, 2019, the Company incurred investment advisory charges from an affiliate of $72 million and $148 million, respectively.
See “— Variable Interest Entities — Consolidated VIEs” for information on investments in affiliated real estate joint ventures and an affiliated investment fund.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,210	$3,402	$13	$2,370	$2,668	$2
Foreign currency swaps	Foreign currency exchange rate	1,027	39	1	1,250	12	17
Subtotal		4,237	3,441	14	3,620	2,680	19
Cash flow hedges:
Interest rate swaps	Interest rate	4,622	94	35	3,324	125	27
Interest rate forwards	Interest rate	5,952	824	—	6,793	75	142
Foreign currency swaps	Foreign currency exchange rate	27,442	2,426	1,511	27,240	1,199	1,103
Subtotal		38,016	3,344	1,546	37,357	1,399	1,272
Total qualifying hedges		42,253	6,785	1,560	40,977	4,079	1,291
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	32,129	3,539	34	38,820	2,296	133
Interest rate floors	Interest rate	12,701	436	—	12,701	156	—
Interest rate caps	Interest rate	55,006	20	—	42,622	18	5
Interest rate futures	Interest rate	72	—	—	745	—	—
Interest rate options	Interest rate	25,105	537	—	24,944	427	—
Interest rate total return swaps	Interest rate	1,048	79	6	1,048	5	49
Synthetic GICs	Interest rate	13,764	—	—	16,498	—	—
Foreign currency swaps	Foreign currency exchange rate	5,948	718	55	6,124	419	97
Foreign currency forwards	Foreign currency exchange rate	996	18	6	1,001	12	8
Credit default swaps — purchased	Credit	940	24	1	888	4	11
Credit default swaps — written	Credit	8,065	84	13	8,711	200	1
Equity futures	Equity market	2,112	1	29	2,039	—	5
Equity index options	Equity market	21,392	717	220	23,104	447	417
Equity variance swaps	Equity market	637	12	12	637	17	17
Equity total return swaps	Equity market	2,213	—	122	716	—	68
Total non-designated or nonqualifying derivatives		182,128	6,185	498	180,598	4,001	811
Total		$224,381	$12,970	$2,058	$221,575	$8,080	$2,102

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The Effects of Derivatives on the Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
The following table presents the interim condensed consolidated financial statement location and amount of gain (loss) recognized on fair value, cash flow, nonqualifying hedging relationships and embedded derivatives:

	Three Months Ended June 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	$—	$(31)	$—	$—	N/A
Hedged items	4	—	—	17	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(5)	—	—	—	—	—	N/A
Hedged items	4	—	—	—	—	—	N/A
Subtotal	2	—	—	(14)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(110)
Amount of gains (losses) reclassified from AOCI into income	9	42	—	—	—	—	(51)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(305)
Amount of gains (losses) reclassified from AOCI into income	—	266	—	—	—	—	(266)
Foreign currency transaction gains (losses) on hedged items	—	(223)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	9	85	—	—	—	—	(732)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(2)	—	(57)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(85)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(19)	—	—	—	N/A
Credit derivatives — written (1)	—	—	121	—	—	—	N/A
Equity derivatives (1)	—	—	(783)	(78)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(28)	—	—	—	N/A
Subtotal	(2)	—	(851)	(78)	—	—	N/A
Earned income on derivatives	74	—	144	43	(38)	—	—
Embedded derivatives (2)	N/A	N/A	(86)	—	N/A	N/A	N/A
Total	$83	$85	$(793)	$(49)	$(38)	$—	$(732)

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Six Months Ended June 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(11)	$—	$—	$743	$—	$—	N/A
Hedged items	8	—	—	(752)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	64	—	—	—	—	—	N/A
Hedged items	(58)	—	—	—	—	—	N/A
Subtotal	3	—	—	(9)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$1,892
Amount of gains (losses) reclassified from AOCI into income	15	48	—	—	—	—	(63)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	984
Amount of gains (losses) reclassified from AOCI into income	—	(185)	—	—	—	—	185
Foreign currency transaction gains (losses) on hedged items	—	234	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	15	97	—	—	—	—	2,998
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(6)	—	3,337	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	289	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	26	—	—	—	N/A
Credit derivatives — written (1)	—	—	(113)	—	—	—	N/A
Equity derivatives (1)	—	—	298	53	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(140)	—	—	—	N/A
Subtotal	(6)	—	3,697	53	—	—	N/A
Earned income on derivatives	156	—	224	81	(82)	—	—
Embedded derivatives (2)	N/A	N/A	(1,159)	—	N/A	N/A	N/A
Total	$168	$97	$2,762	$125	$(82)	$—	$2,998

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

(2)
The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($46) million and $65 million for the three months and six months ended June 30, 2020, respectively, and $0 and ($11) million for the three months and six months ended June 30, 2019, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$416	$404	$(1)	$(1)
Mortgage loans	$793	$1,127	$21	$2
Future policy benefits	$(5,747)	$(4,475)	$(1,660)	$(908)
__________________

(1)	At both June 30, 2020 and December 31, 2019, the hedging adjustments on discontinued hedging relationships includes ($1) million.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $31 million and $32 million for the three months and six months ended June 30, 2020, respectively, and $47 million and $49 million for the three months and six months ended June 30, 2019, respectively.
At June 30, 2020 and December 31, 2019, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and eight years, respectively.
At June 30, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $5.0 billion and $2.0 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2020, the Company expected to reclassify ($9) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the interim condensed consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $8.1 billion and $8.7 billion at June 30, 2020 and December 31, 2019, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2020 and December 31, 2019, the Company would have received $71 million and $199 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$84	0.9	$1	$94	1.7
Credit default swaps referencing indices	16	2,106	2.0	34	2,099	2.3
Subtotal	17	2,190	2.0	35	2,193	2.2
Baa
Single name credit default swaps (3)	—	184	2.3	2	124	1.6
Credit default swaps referencing indices	55	5,570	5.1	141	6,165	5.0
Subtotal	55	5,754	5.0	143	6,289	5.0
Ba
Single name credit default swaps (3)	(1)	20	2.2	—	—	—
Subtotal	(1)	20	2.2	—	—	—
B
Single name credit default swaps (3)	—	—	—	—	10	0.5
Credit default swaps referencing indices	—	101	4.5	21	219	5.0
Subtotal	—	101	4.5	21	229	4.8
Total	$71	$8,065	4.2	$199	$8,711	4.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2020		December 31, 2019
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$12,999	$1,975	$7,974	$2,035
OTC-cleared (1)	93	83	191	53
Exchange-traded	1	29	—	5
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	13,093	2,087	8,165	2,093
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,930)	(1,930)	(1,915)	(1,915)
OTC-cleared	(30)	(30)	(25)	(25)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(8,781)	—	(4,808)	—
OTC-cleared	(47)	—	(165)	—
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(2,171)	(45)	(1,246)	(114)
OTC-cleared	—	(53)	—	(28)
Exchange-traded	—	(29)	—	(5)
Net amount after application of master netting agreements and collateral	$134	$—	$6	$6
__________________

(1)
At June 30, 2020 and December 31, 2019, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $123 million and $85 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $29 million and ($9) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2020 and December 31, 2019, the Company received excess cash collateral of $168 million and $290 million, respectively, and provided no excess cash collateral for either period.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2020, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2020 and December 31, 2019, the Company received excess securities collateral with an estimated fair value of $151 million and $97 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2020 and December 31, 2019, the Company provided excess securities collateral with an estimated fair value of $67 million and $48 million, respectively, for its OTC-bilateral derivatives, $1.6 billion and $462 million, respectively, for its OTC-cleared derivatives, and $177 million and $90 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	June 30, 2020			December 31, 2019
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated Fair Value of Derivatives in a Net Liability Position (1)	$45	$—	$45	$120	$—	$120
Estimated Fair Value of Collateral Provided:
Fixed maturity securities AFS	$46	$—	$46	$135	$—	$135
__________________

(1)	After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2020	December 31, 2019
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,123	$175
Assumed guaranteed minimum benefits	Policyholder account balances	6	3
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	1,334	1,017
Fixed annuities with equity indexed returns	Policyholder account balances	105	130
Other guarantees	Policyholder account balances	3	—
Embedded derivatives within liability host contracts		$2,571	$1,325

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$53,124	$6,130	$59,254
U.S. government and agency	12,512	20,803	—	33,315
Foreign corporate	—	22,531	6,848	29,379
RMBS	477	21,792	3,398	25,667
ABS	—	11,096	795	11,891
Municipals	—	8,816	—	8,816
CMBS	—	6,139	353	6,492
Foreign government	—	4,995	15	5,010
Total fixed maturity securities AFS	12,989	149,296	17,539	179,824
Short-term investments	2,025	1,413	—	3,438
Residential mortgage loans — FVO	—	—	175	175
Other investments	326	155	696	1,177
Derivative assets: (1)
Interest rate	—	8,027	904	8,931
Foreign currency exchange rate	—	3,195	6	3,201
Credit	—	89	19	108
Equity market	1	698	31	730
Total derivative assets	1	12,009	960	12,970
Separate account assets (2)	25,180	95,007	923	121,110
Total assets (3)	$40,521	$257,880	$20,293	$318,694
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$82	$6	$88
Foreign currency exchange rate	—	1,573	—	1,573
Credit	—	10	4	14
Equity market	29	342	12	383
Total derivative liabilities	29	2,007	22	2,058
Embedded derivatives within liability host contracts (4)	—	—	2,571	2,571
Separate account liabilities (2)	1	27	11	39
Total liabilities	$30	$2,034	$2,604	$4,668

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

(3)
Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At June 30, 2020 and December 31, 2019, the estimated fair value of such investments was $70 million and $90 million, respectively.

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
The Company issues certain annuity contracts which allow the policyholder to participate in returns from equity indices. These equity indexed features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
The estimated fair value of the embedded equity indexed derivatives, based on the present value of future equity returns to the policyholder using actuarial and present value assumptions including expectations concerning policyholder behavior, is calculated by the Company’s actuarial department. The calculation is based on in-force business and uses standard capital market techniques, such as Black-Scholes, to calculate the value of the portion of the embedded derivative for which the terms are set. The portion of the embedded derivative covering the period beyond where terms are set is calculated as the present value of amounts expected to be spent to provide equity indexed returns in those periods. The valuation of these embedded derivatives also includes the establishment of a risk margin, as well as changes in nonperformance risk.

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

					June 30, 2020				December 31, 2019				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	187	112	5	-	145	110	Increase
	•	Market pricing	•	Quoted prices (4)	20	-	112	97	25	-	131	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	132	95	—	-	119	95	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	5	-	102	96	8	-	101	98	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	66	-	158	123	190	-	251		Increase (7)
			•	Repurchase rates (8)	(8)	-	10	(2)	(6)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(29)	-	(13)	(16)	(22)	-	(5)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	100	98	96	-	100		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	27%	-	35%	30%	14%	-	23%		Increase (7)
			•	Correlation (12)	10%	-	30%	11%	10%	-	30%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.18%	0.06%	0.01%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.04%	-	0.57%	0.30%	0.04%	-	0.57%		Decrease (13)
				Ages 61 - 115	0.26%	-	100%	1.90%	0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	7.90%	0.25%	-	100%		Decrease (14)
				Durations 11 - 20	3%	-	100%	6.40%	3%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%	6.40%	2%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%	0.90%	0%	-	22%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%	4.23%	0.25%	-	10%		(16)
			•	Long-term equity volatilities	16.24%	-	21.65%	18.30%	16.24%	-	21.65%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	0.46%	0.49%	0.03%	-	0.43%		Decrease (18)
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

(10)	At both June 30, 2020 and December 31, 2019, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.

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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Municipals	Short-term Investments
	(In millions)
Three Months Ended June 30, 2020
Balance, beginning of period	$12,978	$3,240	$33	$—	$354
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(23)	9	—	—	(1)
Total realized/unrealized gains (losses) included in AOCI	789	191	—	—	1
Purchases (3)	688	1,192	9	—	—
Sales (3)	(396)	(166)	(1)	—	(4)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	116	122	—	—	—
Transfers out of Level 3 (4)	(1,174)	(42)	(26)	—	(350)
Balance, end of period	$12,978	$4,546	$15	$—	$—
Three Months Ended June 30, 2019
Balance, beginning of period	$7,330	$3,314	$21	$—	$127
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	11	—	—	—
Total realized/unrealized gains (losses) included in AOCI	126	24	—	—	—
Purchases (3)	416	194	—	7	11
Sales (3)	(205)	(175)	(2)	—	(25)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	77	6	1	—	—
Transfers out of Level 3 (4)	(94)	(132)	(10)	—	—
Balance, end of period	$7,650	$3,242	$10	$7	$113
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020: (5)	$(15)	$12	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019: (5)	$(2)	$11	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$780	$187	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2020
Balance, beginning of period	$180	$655	$1,192	$(2,442)	$927
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	46	(29)	(86)	10
Total realized/unrealized gains (losses) included in AOCI	—	—	(74)	—	—
Purchases (3)	—	16	—	—	57
Sales (3)	(2)	(2)	—	—	(93)
Issuances (3)	—	—	—	—	(2)
Settlements (3)	(4)	—	(151)	(43)	1
Transfers into Level 3 (4)	—	—	—	—	13
Transfers out of Level 3 (4)	—	(19)	—	—	(1)
Balance, end of period	$175	$696	$938	$(2,571)	$912
Three Months Ended June 30, 2019
Balance, beginning of period	$276	$604	$(87)	$(847)	$897
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	4	6	61	(325)	2
Total realized/unrealized gains (losses) included in AOCI	—	—	136	—	—
Purchases (3)	—	26	4	—	101
Sales (3)	(9)	(16)	—	—	(75)
Issuances (3)	—	—	(1)	—	3
Settlements (3)	(9)	—	(40)	(47)	(3)
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, end of period	$262	$620	$73	$(1,219)	$925
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020: (5)	$—	$46	$(16)	$(89)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019: (5)	$1	$5	$53	$(323)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$—	$—	$(70)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Municipals	Short-term Investments
	(In millions)
Six Months Ended June 30, 2020
Balance, beginning of period	$9,382	$3,395	$10	$7	$17
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(71)	19	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(233)	(98)	(1)	—	—
Purchases (3)	1,658	1,431	9	—	—
Sales (3)	(515)	(326)	(1)	—	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	3,128	144	—	—	—
Transfers out of Level 3 (4)	(371)	(19)	(2)	(7)	(17)
Balance, end of period	$12,978	$4,546	$15	$—	$—
Six Months Ended June 30, 2019
Balance, beginning of period	$7,101	$3,541	$10	$—	$25
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(3)	24	—	—	—
Total realized/unrealized gains (losses) included in AOCI	349	42	—	—	—
Purchases (3)	637	275	—	7	113
Sales (3)	(257)	(297)	(1)	—	(25)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	174	6	1	—	—
Transfers out of Level 3 (4)	(351)	(349)	—	—	—
Balance, end of period	$7,650	$3,242	$10	$7	$113
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020: (5)	$(39)	$22	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019: (5)	$(4)	$24	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$(257)	$(97)	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2020
Balance, beginning of period	$188	$799	$(72)	$(1,325)	$915
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	3	(2)	240	(1,159)	1
Total realized/unrealized gains (losses) included in AOCI	—	—	1,021	—	—
Purchases (3)	—	31	—	—	94
Sales (3)	(7)	(35)	—	—	(101)
Issuances (3)	—	—	—	—	(3)
Settlements (3)	(9)	—	(251)	(87)	1
Transfers into Level 3 (4)	—	—	—	—	10
Transfers out of Level 3 (4)	—	(97)	—	—	(5)
Balance, end of period	$175	$696	$938	$(2,571)	$912
Six Months Ended June 30, 2019
Balance, beginning of period	$299	$571	$(192)	$(704)	$937
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	6	57	76	(423)	6
Total realized/unrealized gains (losses) included in AOCI	—	—	224	—	—
Purchases (3)	—	29	4	—	124
Sales (3)	(25)	(37)	—	—	(140)
Issuances (3)	—	—	(1)	—	2
Settlements (3)	(18)	—	(38)	(92)	(2)
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	(2)
Balance, end of period	$262	$620	$73	$(1,219)	$925
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020: (5)	$—	$1	$84	$(1,160)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019: (5)	$1	$45	$61	$(420)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$—	$—	$923	$—	$—
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

	June 30, 2020	December 31, 2019
	(In millions)
Unpaid principal balance	$190	$209
Difference between estimated fair value and unpaid principal balance	(15)	(21)
Carrying value at estimated fair value	$175	$188
Loans in nonaccrual status	$47	$47
Loans more than 90 days past due	$18	$18
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(16)	$(19)

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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$66,429	$—	$—	$68,470	$68,470
Policy loans	$6,043	$—	$262	$7,226	$7,488
Other invested assets	$3,002	$—	$2,737	$122	$2,859
Premiums, reinsurance and other receivables	$13,841	$—	$159	$14,734	$14,893
Other assets	$750	$—	$750	$—	$750
Liabilities
Policyholder account balances	$77,765	$—	$—	$83,711	$83,711
Long-term debt	$1,628	$—	$1,931	$—	$1,931
Other liabilities	$13,536	$—	$971	$12,955	$13,926
Separate account liabilities	$57,724	$—	$57,724	$—	$57,724

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$65,361	$—	$—	$67,680	$67,680
Policy loans	$6,100	$—	$263	$6,935	$7,198
Other invested assets	$2,964	$—	$2,708	$158	$2,866
Premiums, reinsurance and other receivables	$14,042	$—	$367	$14,488	$14,855
Other assets	$—	$—	$—	$—	$—
Liabilities
Policyholder account balances	$73,693	$—	$—	$75,885	$75,885
Long-term debt	$1,543	$—	$1,888	$—	$1,888
Other liabilities	$12,789	$—	$113	$12,819	$12,932
Separate account liabilities	$52,830	$—	$52,830	$—	$52,830

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,177	$4,567	$(86)	$(367)	$11,291
OCI before reclassifications	4,447	(415)	(25)	4	4,011
Deferred income tax benefit (expense)	(956)	87	7	(1)	(863)
AOCI before reclassifications, net of income tax	10,668	4,239	(104)	(364)	14,439
Amounts reclassified from AOCI	41	(317)	—	6	(270)
Deferred income tax benefit (expense)	(8)	66	—	(1)	57
Amounts reclassified from AOCI, net of income tax	33	(251)	—	5	(213)
Balance, end of period	$10,701	$3,988	$(104)	$(359)	$14,226

	Three Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$5,410	$1,438	$(74)	$(257)	$6,517
OCI before reclassifications	2,733	523	(11)	—	3,245
Deferred income tax benefit (expense)	(586)	(109)	1	—	(694)
AOCI before reclassifications, net of income tax	7,557	1,852	(84)	(257)	9,068
Amounts reclassified from AOCI	(60)	(44)	—	7	(97)
Deferred income tax benefit (expense)	12	9	—	(2)	19
Amounts reclassified from AOCI, net of income tax	(48)	(35)	—	5	(78)
Balance, end of period	$7,509	$1,817	$(84)	$(252)	$8,990

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Six Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,876	$1,620	$(97)	$(374)	$10,025
OCI before reclassifications	2,228	2,876	(9)	4	5,099
Deferred income tax benefit (expense)	(462)	(604)	2	(1)	(1,065)
AOCI before reclassifications, net of income tax	10,642	3,892	(104)	(371)	14,059
Amounts reclassified from AOCI	74	122	—	15	211
Deferred income tax benefit (expense)	(15)	(26)	—	(3)	(44)
Amounts reclassified from AOCI, net of income tax	59	96	—	12	167
Balance, end of period	$10,701	$3,988	$(104)	$(359)	$14,226

	Six Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$2,515	$1,382	$(74)	$(261)	$3,562
OCI before reclassifications	6,337	617	(14)	(1)	6,939
Deferred income tax benefit (expense)	(1,340)	(130)	4	—	(1,466)
AOCI before reclassifications, net of income tax	7,512	1,869	(84)	(262)	9,035
Amounts reclassified from AOCI	(2)	(89)	—	13	(78)
Deferred income tax benefit (expense)	—	19	—	(3)	16
Amounts reclassified from AOCI, net of income tax	(2)	(70)	—	10	(62)
Cumulative effects of changes in accounting principles	(1)	22	—	—	21
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	—	(4)	—	—	(4)
Cumulative effects of changes in accounting principles, net of income tax (2)	(1)	18	—	—	17
Balance, end of period	$7,509	$1,817	$(84)	$(252)	$8,990
__________________

(1)	See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.

(2)	See Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further information on adoption of new accounting pronouncements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(32)	$82	$(58)	$41	Net investment gains (losses)
Net unrealized investment gains (losses)	(2)	—	(8)	—	Net investment income
Net unrealized investment gains (losses)	(7)	(22)	(8)	(39)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(41)	60	(74)	2
Income tax (expense) benefit	8	(12)	15	—
Net unrealized investment gains (losses), net of income tax	(33)	48	(59)	2
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	9	6	15	11	Net investment income
Interest rate derivatives	42	5	48	(1)	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	(1)	—	(2)	Net investment income
Foreign currency exchange rate derivatives	266	34	(185)	81	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	317	44	(122)	89
Income tax (expense) benefit	(66)	(9)	26	(19)
Gains (losses) on cash flow hedges, net of income tax	251	35	(96)	70
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(6)	(7)	(16)	(14)
Amortization of prior service (costs) credit	—	—	1	1
Amortization of defined benefit plan items, before income tax	(6)	(7)	(15)	(13)
Income tax (expense) benefit	1	2	3	3
Amortization of defined benefit plan items, net of income tax	(5)	(5)	(12)	(10)
Total reclassifications, net of income tax	$213	$78	$(167)	$62
__________________

(1)	These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

9. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Prepaid legal plans	$94	$82	$189	$163
Recordkeeping and administrative services (1)	45	51	94	101
Administrative services-only contracts	54	53	110	106
Other revenue from service contracts from customers	9	5	18	24
Total revenues from service contracts from customers	202	191	411	394
Other	201	212	365	410
Total other revenues	$403	$403	$776	$804
__________________

(1)	Related to products and businesses no longer actively marketed by the Company.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
General and administrative expenses (1)	$537	$629	$1,132	$1,199
Pension, postretirement and postemployment benefit costs	8	26	17	52
Premium taxes, other taxes, and licenses & fees	95	76	192	153
Commissions and other variable expenses	450	454	922	895
Capitalization of DAC	(13)	(17)	(23)	(29)
Amortization of DAC and VOBA	(16)	41	87	60
Interest expense on debt	26	26	51	53
Total other expenses	$1,087	$1,235	$2,378	$2,383

__________________

(1)
Includes ($53) million and ($25) million for the three months and six months ended June 30, 2020, respectively, and ($43) million and ($101) million for the three months and six months ended June 30, 2019, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows for pension benefits:

	Three Months Ended June 30,
	2020	2019
	(In millions)
Service costs	$4	$5
Interest costs	10	11
Amortization of net actuarial (gains) losses	10	7
Amortization of prior service costs (credit)	—	—
Allocated to affiliates	(5)	(5)
Net periodic benefit costs (credit)	$19	$18

	Six Months Ended June 30,
	2020	2019
	(In millions)
Service costs	$9	$9
Interest costs	20	23
Amortization of net actuarial (gains) losses	20	14
Amortization of prior service costs (credit)	(1)	(1)
Allocated to affiliates	(10)	(11)
Net periodic benefit costs (credit)	$38	$34

11. Income Tax
For the three months and six months ended June 30, 2020, the effective tax rate on income (loss) before provision for income tax was 38% and 16%, respectively. The Company’s effective tax rate for the three months ended June 30, 2020 differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income and tax credits. The Company’s effective tax rate for the six months ended June 30, 2020 differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $175 million.

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
As reported in the 2019 Annual Report, Metropolitan Life Insurance Company received approximately 3,187 asbestos-related claims in 2019. For the six months ended June 30, 2020 and 2019, Metropolitan Life Insurance Company received approximately 1,121 and 1,705 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2019. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2020.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.4 billion and $3.7 billion at June 30, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.7 billion and $4.6 billion at June 30, 2020 and December 31, 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $365 million, with a cumulative maximum of $487 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $3 million at both June 30, 2020 and December 31, 2019 for indemnities, guarantees and commitments.
13. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $575 million and $1.2 billion for the three months and six months ended June 30, 2020, respectively, and $704 million and $1.4 billion for the three months and six months ended June 30, 2019, respectively. Total revenues received from affiliates related to these agreements were $9 million and $19 million for the three months and six months ended June 30, 2020, respectively, and $7 million and $14 million for the three months and six months ended June 30, 2019, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $159 million and $250 million at June 30, 2020 and December 31, 2019, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Premiums
Reinsurance assumed	$2	$2	$4	$5
Reinsurance ceded	(29)	(27)	(58)	(59)
Net premiums	$(27)	$(25)	$(54)	$(54)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	(3)	(3)	(2)	(9)
Net universal life and investment-type product policy fees	$(3)	$(3)	$(2)	$(9)
Other revenues
Reinsurance assumed	$—	$(5)	$(9)	$(9)
Reinsurance ceded	119	139	251	266
Net other revenues	$119	$134	$242	$257
Policyholder benefits and claims
Reinsurance assumed	$—	$1	$1	$2
Reinsurance ceded	(34)	(25)	(69)	(58)
Net policyholder benefits and claims	$(34)	$(24)	$(68)	$(56)
Interest credited to policyholder account balances
Reinsurance assumed	$7	$8	$14	$15
Reinsurance ceded	(3)	(3)	(6)	(6)
Net interest credited to policyholder account balances	$4	$5	$8	$9
Other expenses
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	119	139	254	264
Net other expenses	$119	$139	$254	$264

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2020		December 31, 2019
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$1	$12,483	$—	$12,584
Deferred policy acquisition costs and value of business acquired	—	(153)	—	(160)
Total assets	$1	$12,330	$—	$12,424
Liabilities
Future policy benefits	$51	$(15)	$55	$(6)
Policyholder account balances	126	—	131	—
Other policy-related balances	1	7	1	9
Other liabilities	840	12,859	824	12,695
Total liabilities	$1,018	$12,851	$1,011	$12,698

The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $48 million and $21 million at June 30, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($12) million and ($27) million for the three months and six months ended June 30, 2020, respectively, and ($9) million and ($17) million for the three months and six months ended June 30, 2019, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $1.3 billion and $996 million at June 30, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with the embedded derivative were ($379) million and ($290) million for the three months and six months ended June 30, 2020, respectively, and ($226) million and ($448) million for the three months and six months ended June 30, 2019, respectively.

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
COVID-19 Pandemic and Current Market Conditions
We continue to closely monitor developments relating to the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”) and assess its impact on our business. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and businesses have taken numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, social distancing, shelter in place or total lock down orders, and business limitations and shutdowns. Some governments and businesses have begun to ease some restrictions. Others have reinstated restrictions they previously lifted. Nevertheless, these measures have disrupted and will continue to disrupt business activity and have resulted in an economic slowdown and volatility in the financial markets, to which central banks around the world have responded with unprecedented fiscal and monetary policies. These policy responses include fiscal and monetary stimulus measures, including, but not limited to, financial assistance, liquidity programs, new financing facilities and reductions in the level of interest rates to near zero, zero and, in some markets, negative. We anticipate that the current low interest rate environment will continue in 2020, and potentially longer. We believe that our investment portfolio is highly diversified and well positioned to withstand economic downturns; however, we expect that the market-related effects of the COVID-19 Pandemic, as well as the sustained low interest rate environment, will continue to have an impact across our investment portfolio.
Events related to the COVID-19 Pandemic may continue to adversely affect our business operations, investment portfolio, derivatives, financial results or financial condition. See “Risk Factors — The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition.” We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

We granted accommodations to our customers, borrowers and lessees, including (i) waiving exclusions, such as deferred rate increases, extending premium grace periods, waiving late payment fees, and relaxing claim documentation requirements, (ii) credits on insured dental premiums, (iii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans, and (iv) certain operating lease concessions. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan and lease concessions.
Our capital stress testing and longstanding commitment to liquidity position us to withstand the current crisis. We have, and may continue to maintain, a higher than normal level of short-term liquidity, which may adversely affect net investment income if the reinvestment process occurs over an extended period of time. We do not expect any material liquidity deficiencies, and we expect to remain able to comply with the financial covenants of our credit agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in the 2019 Annual Report. We will continue reviewing accounting estimates, asset valuations and various financial scenarios for capital and liquidity. See “— Investments — Current Environment,” “— Regulatory Developments” and “Risk Factors” for additional information.
Investments - Current Environment
The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” included in the 2019 Annual Report.
As a result of the impact of the COVID-19 Pandemic on the global economy and the markets, during the six months ended June 30, 2020, there was an economic slowdown and volatility in the financial markets, including liquidity driven price dislocation and credit spread widening. As a result, during the six months ended June 30, 2020, the value of certain investments within our portfolio decreased; however, some of those effects were mitigated by an increase in the value of certain freestanding derivatives that hedge such market risks. These conditions may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2019 Annual Report, as amended or supplemented here.”
COVID-19 Pandemic-Related Regulatory Actions
In March 2020, many U.S. state governors and insurance regulators began issuing regulations, bulletins, directives and guidance in connection with the COVID-19 Pandemic. These encourage, request or direct health and life insurance companies to waive cost-sharing for coronavirus COVID-19 testing, cover telehealth services, provide extended grace periods for premium payments, forbear on the cancellation or non-renewal of policies due to non-payment of premium, and provide other policyholder accommodations. For example, New York State Department of Financial Services (“NYDFS”) Emergency Insurance Regulation 216 required life insurance- or annuity- authorized insurers to extend premium and fee payment grace periods to 90 days for policyholders who demonstrated COVID-19 Pandemic-related financial hardship. The emergency regulation was initially in effect between March 30, 2020 and June 28, 2020 and was later extended to July 6, 2020. New York licensed insurers also could not impose any late fees on or report such a policyholder to a credit reporting or debt collection agency for failure to timely pay any life or annuity premiums and needed to allow the policyholder to pay the premium over a 12-month period. An insurer was required to accept a policyholder’s written attestation as proof of financial hardship as a result of the COVID-19 Pandemic. Also, we expect the National Association of Insurance Commissioners (“NAIC”) to issue guidance on risk-based capital (“RBC”) addressing troubled mortgage loans and other assets where the counterparty might seek concessions. An insurer need not reclassify the RBC category of some loans or other assets on which it has granted a concession. This may avoid a higher capital charge for the asset. We expect the NAIC to extend this guidance to December 31, 2020 financial statements in further support of the use of prudent loan modifications to mitigate the impact of the COVID-19 Pandemic.
Other regulators have delayed, or considered delaying, implementing a variety of changes. The U.S. Commodities Future Trading Commission has postponed its initial margin requirements for non-cleared swaps and may extend compliance dates.
Some governmental decision-makers are not able to take action on certain regulatory priorities as a result of the COVID-19 Pandemic.

On March 27, 2020, President Trump signed into law the $2 trillion Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide economic assistance in response to the COVID-19 Pandemic. Among other things, the CARES Act added certain tax-favored withdrawals and increased loan withdrawal limitations from eligible retirement plans, and temporarily waived required minimum distribution rules for qualified retirement plan participants and Individual Retirement Accounts owners (“IRA”). In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications.
The Company has made accounting elections under the CARES Act and other recently issued guidance regarding loan and lease concessions. See “Investments — Mortgage Loans — Mortgage Loan Concessions” and “Investments — Leases — Lease Concessions” in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
See “Risk Factors” in the 2019 Annual Report, as amended or supplemented under the caption “Risk Factors — The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition.”
Insurance Regulation
National Association of Insurance Commissioners
On June 3, 2020, substantially consistent with the Model Holding Company Act provisions authorizing state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups, the NYDFS amended Regulation 203 to permit the New York Superintendent of Financial Services to act as a group-wide supervisor.
The NAIC’s Corporate Governance Annual Disclosure Model Act and Regulation, which requires insurers to make an annual confidential filing regarding their corporate governance policies, has been substantially adopted in nearly all states, including all of our insurance subsidiaries’ domiciliary states, except New York where a proposed regulation is pending.
On February 26, 2020, the NYDFS amended Regulation 213 relating to principle-based reserving (“PBR”). The amendment deviates from the Valuation Manual and is likely to cause variable annuity reserve and capital requirement increases. Based on conditions at June 30, 2020, we estimate that the new PBR rules have increased our statutory reserves by approximately $1.8 billion and our statutory capital requirements by $0.5 billion over the prior reserve and capital requirements. We will be permitted to grade these effects into our statutory financial statements over a period of up to five years.
The NAIC will require liquidity narratives and data in 2020 as an interim step while it continues to develop a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups that will be used as a regulatory tool.
Cybersecurity and Privacy Regulation
Effective July 1, 2020, California’s Attorney General is authorized to bring enforcement actions under the California Consumer Privacy Act.
ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In June 2020, the U.S. Department of Labor (“DOL”) proposed to allow investment advice fiduciaries to receive compensation without violating Employee Retirement Income Security Act of 1974 (“ERISA”), subject to impartial conduct standards and disclosure obligations. The proposal aligns with U.S. Securities and Exchange Commission (the “SEC”) Regulation Best Interest. The DOL also reinstated its 1975 five-part definition of investment advice.
The SEC's Regulation Best Interest became effective June 30, 2020. The rule requires broker-dealers to act in the best interest of individual investor retail clients when recommending securities or investment strategies to benefit plans governed by ERISA and IRAs, as well as non-benefit plan retail clients. In addition, broker-dealers and investment advisers to retail clients must provide a Form CRS to retail clients describing their services and conflicts of interest. In September 2019, private advisory firms, several states and the District of Columbia brought two lawsuits challenging the validity of Regulation Best Interest. The U.S. Court of Appeals for the Second Circuit dismissed these lawsuits.
On February 21, 2020, the Massachusetts Securities Division adopted a fiduciary duty rule applicable to broker-dealer advice on securities or investment strategies; the rule does not apply to advice on commodities or insurance products, including variable products.

Derivatives Regulation
The SEC’s security-based swaps rules will take effect 18 months following April 6, 2020. We do not expect these rules to significantly affect our business.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits and the accounting for reinsurance;

(ii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(iii)	estimated fair values of investments in the absence of quoted market values;

(iv)	investment allowance for credit loss (“ACL”) and impairments;

(v)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vi)	measurement of employee benefit plan liabilities;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The Company’s critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report. Effective January 1, 2020, the Company adopted a new accounting pronouncement related to the measurement of credit loss on financial instruments as described below and in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings, individually on a loan specific basis. We record an allowance for expected credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In accordance with new guidance adopted January 1, 2020, to determine the mortgage loan ACL, we estimate lifetime credit loss expected over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; and we consider past events, current economic conditions and forecasts of future economic conditions. Our estimates are revised as conditions change and new information becomes available.
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

Results of Operations
Consolidated Results

	Six Months Ended June 30,
	2020	2019
	(In millions)
Revenues
Premiums	$9,969	$10,206
Universal life and investment-type product policy fees	1,007	1,024
Net investment income	4,649	5,439
Other revenues	776	804
Net investment gains (losses)	(126)	12
Net derivative gains (losses)	2,762	(102)
Total revenues	19,037	17,383
Expenses
Policyholder benefits and claims and policyholder dividends	11,596	11,944
Interest credited to policyholder account balances	1,182	1,325
Capitalization of DAC	(23)	(29)
Amortization of DAC and VOBA	87	60
Interest expense on debt	51	53
Other expenses	2,263	2,299
Total expenses	15,156	15,652
Income (loss) before provision for income tax	3,881	1,731
Provision for income tax expense (benefit)	619	156
Net income (loss)	3,262	1,575
Less: Net income (loss) attributable to noncontrolling interests	(2)	1
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,264	$1,574
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
During the six months ended June 30, 2020, net income (loss) increased $1.7 billion from the prior period, primarily driven by a favorable change in net derivative gains (losses), partially offset by an unfavorable change in adjusted earnings.
Management of Investment Portfolio and Hedging Market Risks with Derivatives. We manage our investment portfolio using disciplined asset/liability management principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with over 80% of our portfolio invested in fixed maturity securities available-for-sale and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities.
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
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market and other risks inherent in these variable annuity guarantees. We continuously review and refine our strategy and ongoing refinement of the strategy may be required to take advantage of the NAIC rules related to a statutory accounting election for derivatives that mitigate interest rate sensitivity related to variable annuity guarantees. Our macro hedge program, included in the non-VA program derivatives section of the table below, protects our overall statutory capital from significant adverse economic conditions. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
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

	Six Months Ended June 30,
	2020	2019
	(In millions)
Non-VA program derivatives
Interest rate	$3,503	$808
Foreign currency exchange rate	180	(7)
Credit	(63)	141
Equity	(21)	(265)
Non-VA embedded derivatives	(295)	(514)
Total non-VA program derivatives	3,304	163
VA program derivatives
Embedded derivatives-direct and assumed guarantees:
Market risks	(669)	211
Nonperformance risk adjustment	65	(11)
Other risks	(260)	(109)
Total	(864)	91
Freestanding derivatives hedging direct and assumed embedded derivatives	322	(356)
Total VA program derivatives	(542)	(265)
Net derivative gains (losses)	$2,762	$(102)
The favorable change in net derivative gains (losses) on non-VA program derivatives was $3.1 billion ($2.5 billion, net of income tax). This was primarily due to a favorable change in interest rate impact due to long-term U.S. interest rates decreasing more in the current period than in the prior period, favorably impacting interest rate options, receive fixed interest rate swaps, floors and total rate of return swaps. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.

The unfavorable change in net derivative gains (losses) on VA program derivatives was $277 million ($219 million, net of income tax). This was due to (i) an unfavorable change of $202 million ($160 million, net of income tax) in market risks in embedded derivatives, partially offset by freestanding derivatives hedging market risks in embedded derivatives, and (ii) an unfavorable change of $151 million ($119 million, net of income tax) in other risks in embedded derivatives. These unfavorable variances were partially offset by a favorable change of $76 million ($60 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $202 million ($160 million, net of income tax) unfavorable change reflects an $880 million ($695 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $678 million ($535 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary changes in market factors affecting VA program derivatives are summarized as follows:

•
Long-term U.S. interest rates decreased more in the current period than in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the 30-year U.S. swap rate decreased 117 basis points in the current period and decreased 62 basis points in the prior period.

•
Key equity index levels decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P Global Ratings 500 Index decreased 4% in the current period and increased 17% in the prior period.

The aforementioned $151 million ($119 million, net of income tax) unfavorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $76 million ($60 million, net of income tax) favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives resulted from a favorable change of $52 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to a favorable change of $24 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $138 million ($109 million, net of income tax) primarily reflects mark-to-market losses on equity securities in the current period, which are measured at estimated fair value through net income, a prior period gain on a renewable energy partnership and higher provisions for credit loss on mortgage loans and fixed maturity securities. These unfavorable impacts were partially offset by a current period recovery on a leveraged lease that was previously impaired, a prior period tax credit partnership impairment and higher foreign currency transaction gains in the current period.
Taxes. For the six months ended June 30, 2020, our effective tax rate on income (loss) before provision for income tax was 16%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment. For the six months ended June 30, 2019, our effective tax rate on income (loss) before provision for income tax was 9%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income and tax credits.

Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings decreased $397 million, net of income tax, to $1,369 million, net of income tax, for the six months ended June 30, 2020 from $1,766 million, net of income tax, for the six months ended June 30, 2019.
Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Six Months Ended June 30,
	2020	2019
	(In millions)
Net income (loss)	$3,262	$1,575
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(126)	12
Net derivative gains (losses)	2,762	(102)
Premiums	—	—
Universal life and investment-type product policy fees	43	44
Net investment income	(222)	(147)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(77)	(130)
Interest credited to policyholder account balances	7	8
Capitalization of DAC	—	—
Amortization of DAC and VOBA	13	74
Interest expense on debt	—	—
Other expenses	(4)	—
Provision for income tax (expense) benefit	(503)	50
Adjusted earnings	$1,369	$1,766

Premiums, fees and other revenues	$11,752	$12,034
Less: adjustments to premiums, fees and other revenues	43	44
Adjusted premiums, fees and other revenues	$11,709	$11,990

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees, and other revenues for the six months ended June 30, 2020 decreased $281 million, or 2%, compared to the prior period, primarily in our U.S. segment driven by lower premiums in our Retirement and Income Solutions (“RIS”) business, partially offset by growth in our Group Benefits business. The decrease in RIS was mainly due to a decline in our pension risk transfer business, as well as a decrease in our income annuity business due to market conditions. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. Despite negative pressures from the economic impact of the COVID-19 Pandemic, an increase in our Group Benefits business was primarily driven by improvements in both core and voluntary products. Growth in core products was driven by increases in our group life and group disability businesses. Growth in our voluntary products increased across the segment, driven by the impact of new sales and growth in membership in our accident & health and legal plans businesses. Partially offsetting these increases were: (i) lower dental premiums, driven by the impact of an unearned premium reserve established to recognize the limited availability of services that could be provided due to the COVID-19 Pandemic restrictions, and (ii) premium credits we offered to our customers due to such restrictions. Growth in RIS’s stable value and capital market investments businesses drove an increase in policyholder account balances, resulting in higher fees and interest margins. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary driver of the decrease in adjusted earnings was lower investment yields. Underwriting experience was also unfavorable. These declines were partially offset by higher net investment income due to a larger asset base, and decreases in interest credited and other expenses.
Business Growth. Net investment income improved as a result of higher average invested assets, predominantly in our U.S. segment, due to increased net flows, primarily from capital market products including funding agreement issuances. However, consistent with the growth in the U.S. segment’s average invested assets, interest credited expenses on deposit-type and long-duration liabilities increased. In our U.S. segment, higher volume-related, premium tax and direct expenses, driven by business growth, coupled with the increase due to the 2020 reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act, were more than offset by a corresponding increase in premiums, fees and other revenues. In our MetLife Holdings segment, negative net flows from our deferred annuities business resulted in lower fee income, decreasing adjusted earnings. The combined impact of the items affecting our business growth increased adjusted earnings by $57 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by lower returns on private equity funds, lower yields on fixed income securities and mortgage loans, and lower returns on fair value option securities and real estate investments. These decreases in net investment income were partially offset by higher net investment income on derivatives. In our U.S. segment, the impact of interest rate fluctuations resulted in a decrease in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decline in interest credited expenses. The changes in market factors discussed above resulted in a $472 million decrease in adjusted earnings.

Underwriting and Other Insurance Adjustments. Underwriting results decreased adjusted earnings by $63 million due to unfavorable mortality experience, partially offset by favorable morbidity experience, primarily in our U.S. segment. The unfavorable mortality experience was primarily due to the impact of COVID-19 claims experience across our life businesses, as well as the impact of lower incidence in the prior period in our term life business, partially offset by favorable results in our accidental death & dismemberment business due to lower incidence as a result of COVID-19 Pandemic restrictions. In addition, favorable mortality in our pension risk transfer and institutional annuity businesses was partially offset by less favorable results in our structured settlement and specialized benefit resource businesses. Favorable morbidity experience in our U.S. segment was primarily due to: (i) growth in the business and favorable claims experience in our accident & health and critical illness businesses, (ii) favorable dental results, driven by the impact of COVID-19 Pandemic restrictions which limited availability of services and reduced utilization in the current period; and (iii) favorable claims experience in our group disability business, partially offset by less favorable individual disability results. Refinements to DAC and certain insurance liabilities and other liabilities in both periods decreased adjusted earnings by $13 million, primarily driven by prior period adjustments in our MetLife Holdings segment. In addition, run-off of our MetLife Holding segment’s closed block, as well as a reduction in our dividend scale as a result of the sustained low interest rate environment, contributed to lower dividend expense and resulted in an $18 million increase in adjusted earnings. The impact of this dividend action was more than offset by lower net investment income.
Expenses. Adjusted earnings increased $75 million as a result of lower expenses, primarily due to declines in costs associated with corporate initiatives and projects, employee-related costs, and corporate-related expenses, partially offset by higher interest expense on tax positions due to prior period audit settlements.
Taxes. For the six months ended June 30, 2020, our effective tax rate on adjusted earnings was 8%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment. For the six months ended June 30, 2019, our effective tax rate on adjusted earnings was 10%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income and tax credits.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2019 Annual Report, as amended or supplemented here.
The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition
Major public health issues, including the COVID-19 Pandemic, have caused and may continue to cause a large number of illnesses and deaths. Various government bodies in any number of jurisdictions, their representatives, regulators, executive branch officials, legislators, courts, employee representatives, arbitrators, mediators and other persons exercising governmental, political, or related authority or influence (collectively, “Authorities”) and other organizations may not effectively respond to the spread and severity of the COVID-19 Pandemic, and their actions and the resulting impacts are unpredictable. In addition, efforts to successfully develop and make available treatments, vaccines, or other therapeutics may be prolonged, and some or all of these efforts may never succeed. The ultimate spread, duration, and severity of the COVID-19 Pandemic, and of Authorities’ actions to address it, are uncertain, and may persist. Adverse conditions may worsen over time. Actions to respond to the COVID-19 Pandemic have reduced and altered economic activity and financial markets. New information about the severity and duration of the COVID-19 Pandemic or other public health issues, and Authorities’, businesses’, and societal reactions to that information, may increase the severity or duration of the COVID-19 Pandemic and its effects.
The COVID-19 Pandemic, and its effect on financial markets, have adversely affected our investment portfolio (and, specifically, increased the risk of defaults, downgrades and volatility in the value of the investments we hold, and lowered variable investment income and returns) and may continue to do so. Market volatility may slow or prevent us from reacting to market events as effectively as we otherwise could. When we sell our investment holdings, we may not receive the prices we seek, and may sell at a price lower than our carrying value, due to reduced liquidity during periods of market volatility or disruption, or other reasons. This may affect privately-placed fixed income securities, certain derivative instruments, mortgage or other loans, direct financing and leveraged leases, other limited partnership interests, tax credit and renewable energy partnerships and real estate equity, including real estate joint ventures and funds. Borrowers may delay or fail to pay principal and interest when due, or may demand loan modifications. Tenants may delay paying rent, or fail to pay it, or demand lease modifications. Authorities may delay or place a moratorium on foreclosures or otherwise impair enforcement actions or demand loan or lease modifications, affecting the value of our mortgage investments, mortgage-backed securities, real estate and other equity investments, other investments, and in each case the cash flows they produce. Market volatility has also significantly increased credit spreads and may continue to do so, which may increase our borrowing costs and decrease product fee income. Further, the issuers or guarantors of fixed income securities and mortgage loans we own may default at an increased rate, especially if economic conditions fail to recover or continue to deteriorate.
Low, zero, or negative interest rates, yields and returns, reduced liquidity and a continued slowdown in U.S. or global economic conditions, and COVID-19 Pandemic-related actions, have adversely affected the values and cash flows of assets in our investment portfolio and may continue to do so, especially if prolonged. Such conditions, whether due to the COVID-19 Pandemic or efforts to counter it or its impact, may make any of the effects we have described for low interest rates, yields, and returns more severe. Conversely, Authorities’ actions, including activity by the U.S. Federal Reserve and other central banks, in response to the COVID-19 Pandemic could cause inflation to be higher than we expected, which could require us to strengthen certain reserves.
Our affiliates have built, and may continue to build, cash and other liquid assets beyond the range we anticipated before the COVID-19 Pandemic. As a result, they may have less capital to devote to other uses, such as innovation, acquisitions, development, return of capital to shareholders, or other uses. In addition, Authorities may limit the dividends that our operating companies such as the Company may distribute to holding companies, limiting the capital available for a variety of purposes at the holding companies. Our affiliates may be unable to continue to build their capital position, especially if they have limited access to capital markets, or building their position becomes more expensive or subject to more onerous terms.

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
The COVID-19 Pandemic has increased, and may continue to increase, claims under many of our policies (for example, life, disability, long-term care, and supplemental health products) and our resulting costs. The impact on claims in a given quarter may be far greater than in prior quarters. In addition, an increased number of policyholders and contractholders may have less income or assets, and as a result have difficulty paying premiums and fees. Authorities may require (or suggest) “no lapse” in policy coverage for uncertain or prolonged periods of time, regardless of whether we receive premiums or are able to assess fees against policyholder account balances. Legal and regulatory responses to the COVID-19 Pandemic and related public health issues may also include the extension of insurance coverage beyond our policy or contract language, and/or changes to insurance policy conditions such as premium grace periods, suspension of cancellations and extensions of proof of loss deadlines. Authorities may also purport to change policy coverage, including retroactively, exposing us to risks and costs we were unable to foresee or underwrite. We may also voluntarily (or in response to requirements, guidance, or pressure) adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxation of claim documentation requirements premium credit, or accommodations for customers experiencing economic or other distress as a result of the COVID-19 Pandemic. Authorities may also limit the bases of our underwriting on public policy or other grounds, excluding factors such as exposure, quarantine, infection, and association with anyone suffering any COVID-19 Pandemic-related conditions. Our New York regulator's annual letters on Special Considerations that affect year-end asset adequacy testing may impose unforeseen assumptions or requirements that require us to increase or release reserves, which could affect our statutory capital and surplus.
Our cost of reinsurance for policies could increase, and we may find reinsurance unavailable. Reinsurers may dispute, or seek to reduce or eliminate, coverage on policies as a result of any changes to policies or practices we make as a result of the COVID-19 Pandemic.
Policyholders may change their behavior in unexpected ways. For example, policyholders and contractholders seeking sources of liquidity due to COVID-19 Pandemic-related economic uncertainty and increased unemployment may withdraw or surrender at greater rates than we expected. They may also change their premium payment practices, exercise product options, or take other actions as a result of the COVID-19 Pandemic and Authorities efforts to respond to it. Potential customers' demand for our products may decline, especially if economic conditions fail to recover or continue to deteriorate.
We have incurred, and may continue to incur, increased administrative expenses as a result of the COVID-19 Pandemic and Authorities’ efforts to respond to it. These conditions may affect our (or our affiliates’) employees, agents, brokers and distribution partners, as well as the workforces of our vendors, service providers and counterparties. We may have difficulties conducting our business, including in selling our products, such as those traditionally sold in person. We may find it difficult or impossible to obtain required or appropriate signatures from our representatives, customers, or others for a variety of purposes, including property title-related or other filings with Authorities, increasing the uncertainties and risks from a variety of transactions, such as product sales, regulatory matters, or real estate-related transactions. We may face increased workplace safety costs and risks, lose access to critical employees, and face increased employment-related claims and employee-relations challenges, each of which may increase when our employees begin to return to our workplaces. Any of the third parties to whom we outsource certain critical business activities may fail to perform as a result of the COVID-19 Pandemic or claim that it cannot perform due to a force majeure.
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
The COVID-19 Pandemic could affect our internal controls. We have developed, and may continue to develop, new and less-seasoned processes, procedures, and controls to respond to changes in our business environment. If any employees who are key to our controls become ill from the COVID-19 Pandemic and are unable to work, this may affect our ability to operate our internal controls.

Authorities may delay, or consider delaying, implementing legal or regulatory changes, increasing uncertainty and creating the potential for later, rapid changes. Authorities may also not be able to act on other policy or regulatory priorities as a result of the COVID-19 Pandemic.
Any uncertainty as a result of any of these events, including but not limited to investment portfolio impact, mortality or morbidity rate changes, an increase in expenses, or policyholder behavior changes, may require us to change our estimates, assumptions, models or reserves. Important data available to us may also be incomplete or inaccurate. For example, Authorities may not accurately report population and impact data, such as death rates, infections, morbidity, hospitalization, or illness that we use in our estimates, assumptions, models or reserves.
Any of the direct or indirect effects of the COVID-19 Pandemic may cause litigation or regulatory, investor, media, or public inquiries. Our costs to manage and effectively respond to these matters, and to address them in settlement or other ways, may increase.
Any of the events described above have adversely affected, may continue to adversely affect, or may adversely affect the global economy, global financial markets, our business, our results of operations, or our financial condition. The effects may vary widely from product to product, market to market, region to region, or segment to segment. These events could also cause, contribute to, or exacerbate the risks and uncertainties we described in our 2019 Annual Report.
Economic Environment and Capital Markets Risks
Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition
* * *
Obligor and Counterparty Risk
* * *
Our efforts to manage our total exposure to a single counterparty or limited number of counterparties within or among any of our investment, derivative, treasury, and reinsurance relationships may not completely or adequately mitigate counterparty risks. We may also choose to limit these efforts, in certain cases, in order to achieve benefits we believe justify the corresponding counterparty risk, and in those cases we may fail to realize those benefits or suffer the adverse consequences of those risks.

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

Date: August 11, 2020