Form 10-Q
period 2020-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2020-11-10
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 10, 2020, 494,466,664 shares of the registrant’s common stock, $0.01 par value per share, were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2020 and December 31, 2019 and for the Three Months and Nine Months Ended September 30, 2020 and 2019)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	13
	Note 3 — Insurance	17
	Note 4 — Closed Block	19
	Note 5 — Investments	22
	Note 6 — Derivatives	42
	Note 7 — Fair Value	56
	Note 8 — Equity	73
	Note 9 — Other Revenues and Other Expenses	76
	Note 10 — Employee Benefit Plans	77
	Note 11 — Income Tax	78
	Note 12 — Contingencies, Commitments and Guarantees	78
	Note 13 — Related Party Transactions	82
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	85
Item 4.	Controls and Procedures	99

Part II — Other Information
Item 1.	Legal Proceedings	100
Item 1A.	Risk Factors	100
Item 6.	Exhibits	105

Signatures		106

As used in this Form 10-Q, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “assume,” “become,” “believe,” “can,” “continue,” “could,” “emerging,” “estimate,” “expect,” “forecast,” “foresee,” “future,” “if,” “implement,” “intend,” “likely,” “may,” “permit,” “plan,” “possible,” “potential,” “predict,” “probable,” “project,” “propose,” “prospect,” “remain,” “risk,” “scheduled,” “should,” “target,” “ultimate,” “vary,” “when,” “will,” “would” and other words and terms of similar meaning, in each of their forms of speech, or that are tied to future periods, in connection with a discussion of future performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Many factors will be important in determining the results of Metropolitan Life Insurance Company, its subsidiaries and affiliates. Forward-looking statements are based on our assumptions and current expectations, which may be inaccurate, and on the current economic environment, which may change. These statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that might cause such differences include the risks, uncertainties and other factors identified in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission. These factors include: (1) the course of the COVID-19 pandemic, and responses to it, which may also precipitate or exacerbate the remaining risks; (2) difficult economic conditions, including risks relating to interest rates, credit spreads, equity, real estate, obligors and counterparties, derivatives, and terrorism and security; (3) adverse global capital and credit market conditions, which may affect our ability to meet liquidity needs and access capital; (4) inability to access our credit facility; (5) downgrades in our claims paying ability, financial strength or credit ratings; (6) availability and effectiveness of reinsurance, hedging or indemnification arrangements; (7) the impact on us of changes to and implementation of the wide variety of laws and regulations to which we are subject; (8) regulatory, legislative or tax changes relating to our operations that may affect the cost of, or demand for, our products or services; (9) adverse results or other consequences from litigation, arbitration or regulatory investigations; (10) shortcomings in meeting environment, social, and governance standards (11) investment losses, defaults and volatility; (12) difficulty selling investment holdings and potential liquidity and other risks resulting from our participation in a securities lending program and other transactions; (13) requirements to pledge collateral or make payments related to derivatives transactions; (14) differences between actual claims experience and underwriting and reserving assumptions; (15) the impact of technological changes on our businesses; (16) catastrophe losses and climate-related regulation; (17) a deterioration in the experience of the closed block established in connection with the reorganization of Metropolitan Life Insurance Company; (18) changes in assumptions related to deferred policy acquisition costs, deferred sales inducements or value of business acquired; (19) exposure to losses related to guarantees in certain products; (20) ineffectiveness of risk management policies and procedures or models; (21) insufficient policies and procedures to protect against operational risks; (22) a failure in MetLife’s cybersecurity systems or other information security systems or MetLife’s disaster recovery plans; (23) any failure to protect the confidentiality of client information; (24) changes in accounting standards; (25) MetLife associates taking excessive risks; (26) difficulties in or complications from marketing and distributing products through our distribution channels; (27) difficulties, unforeseen liabilities, asset impairments, or rating agency actions arising from business acquisitions and dispositions, joint ventures, or other legal entity reorganizations; (28) LIBOR’s termination and the resulting uncertainties and transition to a new benchmark rate; and (29) other risks and uncertainties described from time to time in Metropolitan Life Insurance Company’s filings with the U.S. Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2020 and December 31, 2019 (Unaudited)
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $162,167 and $154,397, respectively; allowance for credit loss of $37 and $0, respectively)	$184,574	$169,564
Mortgage loans (net of allowance for credit loss of $452 and $289, respectively; includes $198 and $210, respectively, relating to variable interest entities; includes $176 and $188, respectively, under the fair value option and $0 and $59, respectively, of mortgage loans held-for-sale)	66,102	65,549
Policy loans	6,018	6,100
Real estate and real estate joint ventures (includes $1,404 and $1,378, respectively, relating to variable interest entities and $147 and $127, respectively, under the fair value option)	7,021	6,659
Other limited partnership interests	5,329	4,954
Short-term investments at estimated fair value	2,352	1,883
Other invested assets (includes $1,013 and $1,085, respectively, of leveraged and direct financing leases and $85 and $94, respectively, relating to variable interest entities)	19,410	16,979
Total investments	290,806	271,688
Cash and cash equivalents, principally at estimated fair value (includes $25 and $5, respectively, relating to variable interest entities)	13,284	8,927
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	1,993	1,987
Premiums, reinsurance and other receivables (includes $4 and $3, respectively, relating to variable interest entities)	23,049	22,435
Deferred policy acquisition costs and value of business acquired	2,798	3,453
Other assets (includes $2 and $2, respectively, relating to variable interest entities)	4,301	4,460
Separate account assets	124,892	117,867
Total assets	$461,123	$430,817
Liabilities and Equity
Liabilities
Future policy benefits	$134,293	$128,304
Policyholder account balances	96,989	91,708
Other policy-related balances	7,691	7,732
Policyholder dividends payable	421	495
Policyholder dividend obligation	2,944	2,020
Payables for collateral under securities loaned and other transactions	26,726	20,365
Short-term debt	123	128
Long-term debt (includes $5 and $5, respectively, at estimated fair value, relating to variable interest entities)	1,611	1,548
Current income tax payable	232	388
Deferred income tax liability	2,317	1,568
Other liabilities	27,256	26,082
Separate account liabilities	124,892	117,867
Total liabilities	425,495	398,205
Contingencies, Commitments and Guarantees (Note 12)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,459	12,455
Retained earnings	11,491	9,943
Accumulated other comprehensive income (loss) ("AOCI")	11,487	10,025
Total Metropolitan Life Insurance Company stockholder’s equity	35,442	32,428
Noncontrolling interests	186	184
Total equity	35,628	32,612
Total liabilities and equity	$461,123	$430,817
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Premiums	$5,290	$6,356	$15,259	$16,562
Universal life and investment-type product policy fees	494	513	1,501	1,537
Net investment income	2,774	2,749	7,423	8,188
Other revenues	411	372	1,187	1,176
Net investment gains (losses)	30	88	(96)	100
Net derivative gains (losses)	(549)	732	2,213	630
Total revenues	8,450	10,810	27,487	28,193
Expenses
Policyholder benefits and claims	5,979	7,016	17,081	18,443
Interest credited to policyholder account balances	538	668	1,720	1,993
Policyholder dividends	161	257	655	774
Other expenses	1,360	1,297	3,738	3,680
Total expenses	8,038	9,238	23,194	24,890
Income (loss) before provision for income tax	412	1,572	4,293	3,303
Provision for income tax expense (benefit)	7	233	626	389
Net income (loss)	405	1,339	3,667	2,914
Less: Net income (loss) attributable to noncontrolling interests	1	1	(1)	2
Net income (loss) attributable to Metropolitan Life Insurance Company	$404	$1,338	$3,668	$2,912
Comprehensive income (loss)	$(2,334)	$3,954	$5,129	$10,940
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	1	(1)	2
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(2,335)	$3,953	$5,130	$10,938
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$5	$12,455	$9,943	$10,025	$32,428	$184	$32,612
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			(113)		(113)		(113)
Balance at January 1, 2020	5	12,455	9,830	10,025	32,315	184	32,499
Capital contributions from MetLife, Inc.		2			2		2
Dividends to MetLife, Inc.			(1,177)		(1,177)		(1,177)
Change in equity of noncontrolling interests					—	2	2
Net income (loss)			3,264		3,264	(2)	3,262
Other comprehensive income (loss), net of income tax				4,201	4,201		4,201
Balance at June 30, 2020	5	12,457	11,917	14,226	38,605	184	38,789
Capital contributions from MetLife, Inc.		2			2		2
Dividends to MetLife, Inc.			(830)		(830)		(830)
Change in equity of noncontrolling interests					—	1	1
Net income (loss)			404		404	1	405
Other comprehensive income (loss), net of income tax				(2,739)	(2,739)		(2,739)
Balance at September 30, 2020	$5	$12,459	$11,491	$11,487	$35,442	$186	$35,628

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$5	$12,450	$9,512	$3,562	$25,529	$198	$25,727
Cumulative effects of changes in accounting principles, net of income tax			78	17	95		95
Balance at January 1, 2019	5	12,450	9,590	3,579	25,624	198	25,822
Capital contributions from MetLife, Inc.		2			2		2
Dividends to MetLife, Inc.			(2,146)		(2,146)		(2,146)
Change in equity of noncontrolling interests					—	8	8
Net income (loss)			1,574		1,574	1	1,575
Other comprehensive income (loss), net of income tax				5,411	5,411		5,411
Balance at June 30, 2019	5	12,452	9,018	8,990	30,465	207	30,672
Capital contributions from MetLife, Inc.		2			2		2
Change in equity of noncontrolling interests					—	(4)	(4)
Net income (loss)			1,338		1,338	1	1,339
Other comprehensive income (loss), net of income tax				2,615	2,615		2,615
Balance at September 30, 2019	$5	$12,454	$10,356	$11,605	$34,420	$204	$34,624
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$1,942	$4,661
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	34,767	38,243
Equity securities	212	116
Mortgage loans	6,965	7,514
Real estate and real estate joint ventures	65	529
Other limited partnership interests	287	386
Purchases and originations of:
Fixed maturity securities available-for-sale	(41,239)	(36,826)
Equity securities	(96)	(39)
Mortgage loans	(7,466)	(8,879)
Real estate and real estate joint ventures	(641)	(697)
Other limited partnership interests	(710)	(685)
Cash received in connection with freestanding derivatives	4,111	1,809
Cash paid in connection with freestanding derivatives	(1,893)	(1,795)
Receipts on loans to affiliates	251	—
Net change in policy loans	82	(31)
Net change in short-term investments	(427)	(102)
Net change in other invested assets	66	(93)
Net change in property, equipment and leasehold improvements	11	17
Other, net	21	11
Net cash provided by (used in) investing activities	(5,634)	(522)
Cash flows from financing activities
Policyholder account balances:
Deposits	60,692	55,564
Withdrawals	(56,937)	(56,201)
Net change in payables for collateral under securities loaned and other transactions	6,361	2,378
Long-term debt issued	128	—
Long-term debt repaid	(93)	(23)
Financing element on certain derivative instruments and other derivative related transactions, net	(93)	(64)
Dividends paid to MetLife, Inc.	(2,007)	(2,146)
Other, net	(3)	1
Net cash provided by (used in) financing activities	8,048	(491)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	1	7
Change in cash and cash equivalents	4,357	3,655
Cash and cash equivalents, beginning of period	8,927	6,882
Cash and cash equivalents, end of period	$13,284	$10,537
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$60	$64
Income tax	$115	$456
Non-cash transactions:
Capital contributions from MetLife, Inc.	$4	$4
Operating lease liability associated with the recognition of right-of-use assets	$—	$144

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

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The new guidance simplifies the former two-step goodwill impairment test by eliminating Step 2 of the test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.	January 1, 2020, the Company adopted, using a prospective approach.	The adoption of the new guidance reduced the complexity involved with the evaluation of goodwill for impairment and did not have an impact on the Company’s consolidated financial statements.
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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2020 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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

The new guidance will not have a material impact on the Company’s consolidated financial statements and will be adopted on a prospective basis.
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date, as amended by ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application
The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred policy acquisition costs (“DAC”) for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of the amendments in ASU 2018-12 for all entities. The amendments in ASU 2020-11 defer the effective date of the amendments in ASU 2019-09 and ASU 2018-12 for all entities.
January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted).	The implementation efforts of the Company and the evaluation of the impact of the new guidance are in progress. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its consolidated financial statements.

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
•The Group Benefits business offers life, dental, group short- and long-term disability, individual disability, accidental death and dismemberment, vision and accident & health coverages, as well as prepaid legal plans. This business also sells administrative services-only arrangements to some employers.
•The RIS business offers a broad range of life and annuity-based insurance and investment products, including stable value and pension risk transfer products, institutional income annuities, tort settlements, and capital markets investment products, as well as solutions for funding postretirement benefits and company-, bank- or trust-owned life insurance.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following additional adjustments are made to revenues, in the line items indicated, in calculating adjusted revenues:
•Universal life and investment-type product policy fees excludes the amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB fees”); and
•Net investment income: (i) includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment, (ii) excludes post-tax adjusted earnings adjustments relating to insurance joint ventures accounted for under the equity method, (iii) excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP and (iv) includes distributions of profits from certain other limited partnership interests that were previously accounted for under the cost method, but are now accounted for at estimated fair value, where the change in estimated fair value is recognized in net investment gains (losses) under GAAP.
The following additional adjustments are made to expenses, in the line items indicated, in calculating adjusted expenses:
•Policyholder benefits and claims and policyholder dividends excludes: (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits, (ii) changes in the policyholder dividend obligation related to net investment gains (losses) and net derivative gains (losses), (iii) amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments, (iv) benefits and hedging costs related to GMIBs (“GMIB costs”) and (v) market value adjustments associated with surrenders or terminations of contracts (“Market value adjustments”);
•Interest credited to policyholder account balances includes adjustments for earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;
•Amortization of DAC and value of business acquired (“VOBA”) excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB fees and GMIB costs and (iii) Market value adjustments;
•Interest expense on debt excludes certain amounts related to securitization entities that are VIEs consolidated under GAAP; and
•Other expenses excludes: (i) noncontrolling interests, (ii) acquisition, integration and other costs, and (iii) goodwill impairments.
The tax impact of the adjustments mentioned above are calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate. Additionally, the provision for income tax (expense) benefit also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2020 and 2019. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended September 30, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,578	$711	$1	$5,290	$—	$5,290
Universal life and investment-type product policy fees	256	217	—	473	21	494
Net investment income	1,673	1,279	(6)	2,946	(172)	2,774
Other revenues	209	58	144	411	—	411
Net investment gains (losses)	—	—	—	—	30	30
Net derivative gains (losses)	—	—	—	—	(549)	(549)
Total revenues	6,716	2,265	139	9,120	(670)	8,450
Expenses
Policyholder benefits and claims and policyholder dividends	4,509	1,398	—	5,907	233	6,140
Interest credited to policyholder account balances	367	172	—	539	(1)	538
Capitalization of DAC	(11)	4	—	(7)	—	(7)
Amortization of DAC and VOBA	17	162	—	179	65	244
Interest expense on debt	1	2	21	24	—	24
Other expenses	759	198	145	1,102	(3)	1,099
Total expenses	5,642	1,936	166	7,744	294	8,038
Provision for income tax expense (benefit)	228	64	(83)	209	(202)	7
Adjusted earnings	$846	$265	$56	1,167
Adjustments to:
Total revenues				(670)
Total expenses				(294)
Provision for income tax (expense) benefit				202
Net income (loss)				$405		$405

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2019	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,588	$767	$1	$6,356	$—	$6,356
Universal life and investment-type product policy fees	252	238	—	490	23	513
Net investment income	1,660	1,167	(6)	2,821	(72)	2,749
Other revenues	206	45	121	372	—	372
Net investment gains (losses)	—	—	—	—	88	88
Net derivative gains (losses)	—	—	—	—	732	732
Total revenues	7,706	2,217	116	10,039	771	10,810
Expenses
Policyholder benefits and claims and policyholder dividends	5,701	1,559	—	7,260	13	7,273
Interest credited to policyholder account balances	492	182	—	674	(6)	668
Capitalization of DAC	(14)	1	—	(13)	—	(13)
Amortization of DAC and VOBA	13	71	—	84	—	84
Interest expense on debt	3	2	22	27	—	27
Other expenses	721	194	287	1,202	(3)	1,199
Total expenses	6,916	2,009	309	9,234	4	9,238
Provision for income tax expense (benefit)	164	39	(131)	72	161	233
Adjusted earnings	$626	$169	$(62)	733
Adjustments to:
Total revenues				771
Total expenses				(4)
Provision for income tax (expense) benefit				(161)
Net income (loss)				$1,339		$1,339

Nine Months Ended September 30, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$13,069	$2,189	$1	$15,259	$—	$15,259
Universal life and investment-type product policy fees	778	659	—	1,437	64	1,501
Net investment income	4,646	3,302	(131)	7,817	(394)	7,423
Other revenues	638	152	397	1,187	—	1,187
Net investment gains (losses)	—	—	—	—	(96)	(96)
Net derivative gains (losses)	—	—	—	—	2,213	2,213
Total revenues	19,131	6,302	267	25,700	1,787	27,487
Expenses
Policyholder benefits and claims and policyholder dividends	13,176	4,250	—	17,426	310	17,736
Interest credited to policyholder account balances	1,210	518	—	1,728	(8)	1,720
Capitalization of DAC	(43)	13	—	(30)	—	(30)
Amortization of DAC and VOBA	44	235	—	279	52	331
Interest expense on debt	5	5	65	75	—	75
Other expenses	2,295	606	460	3,361	1	3,362
Total expenses	16,687	5,627	525	22,839	355	23,194
Provision for income tax expense (benefit)	520	127	(322)	325	301	626
Adjusted earnings	$1,924	$548	$64	2,536
Adjustments to:
Total revenues				1,787
Total expenses				(355)
Provision for income tax (expense) benefit				(301)
Net income (loss)				$3,667		$3,667

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2019	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$14,270	$2,291	$1	$16,562	$—	$16,562
Universal life and investment-type product policy fees	780	690	—	1,470	67	1,537
Net investment income	4,999	3,497	(89)	8,407	(219)	8,188
Other revenues	612	159	405	1,176	—	1,176
Net investment gains (losses)	—	—	—	—	100	100
Net derivative gains (losses)	—	—	—	—	630	630
Total revenues	20,661	6,637	317	27,615	578	28,193
Expenses
Policyholder benefits and claims and policyholder dividends	14,661	4,413	—	19,074	143	19,217
Interest credited to policyholder account balances	1,467	540	—	2,007	(14)	1,993
Capitalization of DAC	(48)	6	—	(42)	—	(42)
Amortization of DAC and VOBA	40	178	—	218	(74)	144
Interest expense on debt	8	6	66	80	—	80
Other expenses	2,168	600	733	3,501	(3)	3,498
Total expenses	18,296	5,743	799	24,838	52	24,890
Provision for income tax expense (benefit)	490	173	(385)	278	111	389
Adjusted earnings	$1,875	$721	$(97)	2,499
Adjustments to:
Total revenues				578
Total expenses				(52)
Provision for income tax (expense) benefit				(111)
Net income (loss)				$2,914		$2,914
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2020	December 31, 2019
	(In millions)
U.S.	$265,337	$246,319
MetLife Holdings	161,475	156,327
Corporate & Other	34,311	28,171
Total	$461,123	$430,817
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain non-life contingent portions of GMIBs are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	September 30, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$47,122		$20,026		$49,207		$21,472
Separate account value (1)	$37,655		$19,180		$39,679		$20,666
Net amount at risk	$1,456	(3)	$640	(4)	$1,195	(3)	$524	(4)
Average attained age of contractholders	68 years		67 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$142		N/A		$143
Net amount at risk	N/A		$75	(5)	N/A		$80	(5)
Average attained age of contractholders	N/A		54 years		N/A		54 years

	September 30, 2020		December 31, 2019
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$5,135	$870	$4,909	$899
Net amount at risk (6)	$39,919	$5,612	$41,385	$5,884
Average attained age of policyholders	58 years	64 years	57 years	64 years
__________________
(1)The Company’s annuity and life contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes the contractholder’s investments in the general account and separate account, if applicable.
(3)Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
(4)Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contractholders have achieved.
(5)Defined as either the excess of the upper tier, adjusted for a profit margin, less the lower tier, as of the balance sheet date or the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. These amounts represent the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date.
(6)Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Balance, beginning of period	$13,140	$12,590
Less: Reinsurance recoverables	1,525	1,497
Net balance, beginning of period	11,615	11,093
Incurred related to:
Current period	13,768	13,138
Prior periods (1)	(71)	(50)
Total incurred	13,697	13,088
Paid related to:
Current period	(9,502)	(8,868)
Prior periods	(3,905)	(3,667)
Total paid	(13,407)	(12,535)
Net balance, end of period	11,905	11,646
Add: Reinsurance recoverables	1,694	1,594
Balance, end of period (included in future policy benefits and other policy-related balances)	$13,599	$13,240
__________________
(1)For both the nine months ended September 30, 2020 and 2019, claims and claim adjustment expenses associated with prior periods decreased due to favorable claims experience in the current period.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,882	$39,379
Other policy-related balances	294	423
Policyholder dividends payable	359	432
Policyholder dividend obligation	2,944	2,020
Deferred income tax liability	113	79
Other liabilities	135	81
Total closed block liabilities	42,727	42,414
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,866	25,977
Mortgage loans	6,886	7,052
Policy loans	4,390	4,489
Real estate and real estate joint ventures	564	544
Other invested assets	622	416
Total investments	39,328	38,478
Cash and cash equivalents	60	448
Accrued investment income	418	419
Premiums, reinsurance and other receivables	65	75
Current income tax recoverable	19	91
Total assets designated to the closed block	39,890	39,511
Excess of closed block liabilities over assets designated to the closed block	2,837	2,903
AOCI:
Unrealized investment gains (losses), net of income tax	3,258	2,453
Unrealized gains (losses) on derivatives, net of income tax	158	97
Allocated to policyholder dividend obligation, net of income tax	(2,326)	(1,596)
Total amounts included in AOCI	1,090	954
Maximum future earnings to be recognized from closed block assets and liabilities	$3,927	$3,857
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(In millions)
Balance, beginning of period	$2,020	$428
Change in unrealized investment and derivative gains (losses)	924	1,592
Balance, end of period	$2,944	$2,020

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Revenues
Premiums	$359	$396	$1,097	$1,153
Net investment income	420	428	1,198	1,303
Net investment gains (losses)	1	3	(8)	(2)
Net derivative gains (losses)	(16)	11	7	23
Total revenues	764	838	2,294	2,477
Expenses
Policyholder benefits and claims	575	564	1,714	1,666
Policyholder dividends	136	229	572	688
Other expenses	27	27	79	84
Total expenses	738	820	2,365	2,438
Revenues, net of expenses before provision for income tax expense (benefit)	26	18	(71)	39
Provision for income tax expense (benefit)	5	3	(15)	7
Revenues, net of expenses and provision for income tax expense (benefit)	$21	$15	$(56)	$32
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents the fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, alternative and sub-prime mortgage-backed securities. Asset-backed securities (“ABS”) includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are collectively, “Structured Products.” In accordance with new guidance adopted January 1, 2020 regarding expected credit loss, securities that incurred a credit loss after December 31, 2019 and were still held as of September 30, 2020, are presented net of ACL. In accordance with previous guidance, both the temporary loss and OTTI loss are presented for securities that were in an unrealized loss position as of December 31, 2019.

	September 30, 2020					December 31, 2019
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		ACL	Gains	Losses			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
U.S. corporate	$51,164	$(28)	$8,515	$317	$59,334	$52,446	$6,236	$223	$—	$58,459
U.S. government and agency	28,032	—	6,912	7	34,937	25,568	3,706	26	—	29,248
Foreign corporate	28,127	(9)	3,093	604	30,607	28,421	2,397	517	—	30,301
RMBS	24,543	—	1,782	47	26,278	21,476	1,324	59	(32)	22,773
ABS	12,537	—	135	150	12,522	10,215	47	61	—	10,201
Municipals	6,910	—	2,067	3	8,974	6,419	1,450	13	—	7,856
CMBS	6,516	—	350	78	6,788	5,523	214	17	—	5,720
Foreign government	4,338	—	858	62	5,134	4,329	724	47	—	5,006
Total fixed maturity securities AFS	$162,167	$(37)	$23,712	$1,268	$184,574	$154,397	$16,098	$963	$(32)	$169,564
__________________
(1)Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit loss on such securities. See also “— Net Unrealized Investment Gains (Losses).”
Maturities of Fixed Maturity Securities AFS
The amortized cost net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost net of ACL	$8,678	$25,467	$26,963	$57,426	$43,596	$162,130
Estimated fair value	$8,651	$26,348	$30,349	$73,638	$45,588	$184,574
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position. Included in the table below are securities without an ACL as of September 30, 2020, in accordance with new guidance adopted January 1, 2020. Also included in the table below are all securities in an unrealized loss position as of December 31, 2019, in accordance with previous guidance.

	September 30, 2020				December 31, 2019
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,316	$256	$295	$58	$2,036	$77	$1,304	$146
U.S. government and agency	3,158	7	—	—	1,552	26	29	—
Foreign corporate	5,596	568	94	36	1,368	93	3,499	424
RMBS	2,901	34	131	13	1,479	15	524	12
ABS	4,460	70	2,453	80	2,428	13	3,778	48
Municipals	127	3	—	—	508	13	1	—
CMBS	1,479	60	249	18	857	5	212	12
Foreign government	387	28	87	34	149	6	215	41
Total fixed maturity securities AFS	$22,424	$1,026	$3,309	$239	$10,377	$248	$9,562	$683
Investment grade	$18,308	$693	$3,022	$185	$9,288	$190	$8,233	$530
Below investment grade	4,116	333	287	54	1,089	58	1,329	153
Total fixed maturity securities AFS	$22,424	$1,026	$3,309	$239	$10,377	$248	$9,562	$683
Total number of securities in an unrealized loss position	1,772		411		1,059		802

Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the credit loss evaluation process include, but are not limited to: (i) the extent to which the estimated fair value has been below amortized cost, (ii) adverse conditions specifically related to a security, an industry sector or sub-sector, or an economically depressed geographic area, adverse change in the financial condition of the issuer of the security, changes in technology, discontinuance of a segment of the business that may affect future earnings, and changes in the quality of credit enhancement, (iii) payment structure of the security and likelihood of the issuer being able to make payments, (iv) failure of the issuer to make scheduled interest and principal payments, (v) whether the issuer, or series of issuers or an industry has suffered a catastrophic loss or has exhausted natural resources, (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers, (vii) with respect to Structured Products, changes in forecasted cash flows after considering the changes in the financial condition of the underlying loan obligors and quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security, (viii) changes in the rating of the security by a rating agency, and (ix) other subjective factors, including concentrations and information obtained from regulators.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
The methodology and significant inputs used to determine the amount of credit loss are as follows:
•The Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows. The discount rate is generally the effective interest rate of the security at the time of purchase for fixed-rate securities and the spot rate at the date of evaluation of credit loss for floating-rate securities.
•When determining collectability and the period over which value is expected to recover, the Company applies considerations utilized in its overall credit loss evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s single best estimate, the most likely outcome in a range of possible outcomes, after giving consideration to a variety of variables that include, but are not limited to: payment terms of the security; the likelihood that the issuer can service the interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; any private and public sector programs to restructure foreign government securities and municipals; and changes to the rating of the security or the issuer by rating agencies.
•Additional considerations are made when assessing the unique features that apply to certain Structured Products including, but not limited to: the quality of underlying collateral, historical performance of the underlying loan obligors, historical rent and vacancy levels, changes in the financial condition of the underlying loan obligors, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, changes in the quality of credit enhancement and the payment priority within the tranche structure of the security.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $334 million for the nine months ended September 30, 2020 to $1.3 billion. The increase in gross unrealized losses for the nine months ended September 30, 2020 was primarily attributable to widening credit spreads and movement in foreign currency exchange rates, partially offset by decreases in interest rates.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $239 million at September 30, 2020, or 19% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $239 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $185 million, or 77%, were related to 350 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $239 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $54 million, or 23%, were related to 61 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), ABS and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates ABS and CMBS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Current Period Evaluation
At September 30, 2020, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2020.
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

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	Total
	(In millions)
Three Months Ended September 30, 2020
Balance, beginning of period	$28	$5	$9	$2	$44
ACL not previously recorded	—	—	—	—	—
Changes for securities with previously recorded ACL	4	—	—	(2)	2
Securities sold or exchanged	(4)	(5)	—	—	(9)
Securities intended/required to be sold prior to recovery of amortized cost basis	—	—	—	—	—
Balance, end of period	$28	$—	$9	$—	$37

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	Total
	(In millions)
Nine Months Ended September 30, 2020
Balance, beginning of period	$—	$—	$—	$—	$—
ACL not previously recorded	51	6	9	2	68
Changes for securities with previously recorded ACL	1	—	—	(2)	(1)
Securities sold or exchanged	(23)	(6)	—	—	(29)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	(1)
Balance, end of period	$28	$—	$9	$—	$37

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$38,124	57.7%	$37,311	56.9%
Agricultural	15,873	24.0	15,705	23.9
Residential	12,381	18.7	12,575	19.2
Total amortized cost	66,378	100.4	65,591	100.0
Allowance for credit loss	(452)	(0.7)	(289)	(0.4)
Subtotal mortgage loans, net	65,926	99.7	65,302	99.6
Residential — FVO	176	0.3	188	0.3
Total mortgage loans held-for-investment, net	66,102	100.0	65,490	99.9
Mortgage loans held-for-sale	—	—	59	0.1
Total mortgage loans, net	$66,102	100.0%	$65,549	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. See Note 7 for further information.
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $945 million and $852 million at September 30, 2020 and December 31, 2019, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at September 30, 2020 and December 31, 2019 was $167 million and $155 million; $152 million and $176 million; and $98 million and $89 million, respectively.
Purchases of mortgage loans, primarily residential, were $204 million and $1.4 billion for the three months and nine months ended September 30, 2020, respectively, and $815 million and $2.6 billion for the three months and nine months ended September 30, 2019, respectively.
Mortgage Loan Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by bank regulatory agencies, not to account for or report qualifying concessions as troubled debt restructurings and does not classify such loans as either past due or nonaccrual during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. The Company records an ACL on this accrued interest income.
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $46 million at September 30, 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12 months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $5 million at September 30, 2020.
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $20 million at September 30, 2020.
Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2020				2019
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$186	$49	$54	$289	$190	$44	$57	$291
Adoption of new credit loss guidance	(87)	32	154	99	—	—	—	—
Initial credit losses on PCD loans (1)	—	—	16	16	—	—	—	—
Provision (release)	64	3	10	77	(1)	6	6	11
Charge-offs, net of recoveries	—	(2)	(27)	(29)	—	(5)	(7)	(12)
Balance, end of period	$163	$82	$207	$452	$189	$45	$56	$290
__________________
(1)Represents the initial credit losses on purchased mortgage loans accounted for as purchased financial assets with credit deterioration (“PCD”).
Allowance for Credit Loss Methodology
After the adoption of new guidance on January 1, 2020, the Company records an allowance for expected credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management: (i) pools mortgage loans that share similar risk characteristics, (ii) considers lifetime credit loss expected over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) and reasonably expected troubled debt restructurings (i.e., the Company grants concessions to borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
In accordance with the previous guidance, evaluation and measurement methodologies in determining the ACL were similar, except: (i) credit loss was recognized when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected), (ii) pooling of loans with similar risk characteristics was permitted, but not required, (iii) forecasts of future economic conditions were not considered in the evaluation, (iv) measurement of the expected credit loss over the contractual term, or expected term, was not considered in the measurement, and (v) the credit loss for loans evaluated individually could also be determined using either discounted cash flows using the loans’ original effective interest rate or observable market prices.
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
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,210	$3,512	$4,418	$3,033	$3,975	$9,196	$2,468	$28,812	75.6%
65% to 75%	689	1,939	1,410	1,112	632	1,314	—	7,096	18.6
76% to 80%	—	124	—	264	190	185	—	763	2.0
Greater than 80%	—	—	185	451	102	715	—	1,453	3.8
Total	$2,899	$5,575	$6,013	$4,860	$4,899	$11,410	$2,468	$38,124	100.0%
Debt service coverage ratios:
> 1.20x	$2,575	$5,160	$5,826	$4,348	$4,707	$10,554	$2,468	$35,638	93.5%
1.00x - 1.20x	213	—	18	68	192	735	—	1,226	3.2
<1.00x	111	415	169	444	—	121	—	1,260	3.3
Total	$2,899	$5,575	$6,013	$4,860	$4,899	$11,410	$2,468	$38,124	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$1,360	$2,078	$2,685	$1,007	$2,479	$4,052	$925	$14,586	91.9%
65% to 75%	257	158	39	66	179	534	—	1,233	7.8
76% to 80%	—	—	—	—	—	12	—	12	0.1
Greater than 80%	—	—	—	—	—	42	—	42	0.2
Total	$1,617	$2,236	$2,724	$1,073	$2,658	$4,640	$925	$15,873	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2020:

	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$374	$1,883	$1,012	$306	$142	$8,123	$—	$11,840	95.6%
Nonperforming (1)	21	76	16	6	3	419	—	541	4.4
Total	$395	$1,959	$1,028	$312	$145	$8,542	$—	$12,381	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $112 million and $117 million at September 30, 2020 and December 31, 2019, respectively.
Loan-to-value ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. At September 30, 2020, the amortized cost of commercial and agricultural mortgage loans with a loan-to-value ratio in excess of 100% was $542 million, or 1% of total commercial and agricultural mortgage loans, however after considering the reduction in carrying value from the related ACL, no loans have a ratio greater than 100%.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2020 and December 31, 2019. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(In millions)
Commercial	$—	$—	$—	$—	$302	$167
Agricultural	281	124	88	2	194	137
Residential	541	377	47	—	496	377
Total	$822	$501	$135	$2	$992	$681
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2019 was $167 million, $105 million and $402 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $156 million and $0 at September 30, 2020 and December 31, 2019, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $139 million and $93 million at September 30, 2020 and December 31, 2019, respectively. There were no nonaccrual residential mortgage loans without an ACL at either September 30, 2020 or December 31, 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Purchased Investments with Credit Deterioration
Investments that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as PCD. The amortized cost for PCD investments is the purchase price plus an ACL for the initial estimate of expected credit losses established upon purchase. Subsequent changes in the ACL on PCD investments are recorded in net investment gains (losses). The non-credit discount or premium is accreted or amortized to net investment income on an effective yield basis.
The following table reconciles the contractual principal to the purchase price of PCD investments:

	Nine Months Ended September 30, 2020
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

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, are as follows at and for the periods indicated:

	September 30, 2020	December 31, 2019	Three Months Ended September 30,		Nine Months Ended September 30,
			2020	2019	2020	2019
	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,587	$1,586	$47	$40	$140	$121
Other real estate investments	408	419	37	46	86	126
Real estate joint ventures	5,026	4,654	(43)	18	(63)	36
Total real estate and real estate joint ventures	$7,021	$6,659	$41	$104	$163	$283
The carrying value of real estate investments acquired through foreclosure was $20 million and $34 million at September 30, 2020 and December 31, 2019, respectively. Depreciation expense on real estate investments was $19 million and $54 million for the three months and nine months ended September 30, 2020, respectively, and $16 million and $48 million for the three months and nine months ended September 30, 2019, respectively. Real estate investments were net of accumulated depreciation of $705 million and $652 million at September 30, 2020 and December 31, 2019, respectively.
As a result of the COVID-19 Pandemic, earnings from certain of the Company’s equity method real estate joint ventures were reduced for the three months and nine months ended September 30, 2020, principally hotel properties. Certain of these real estate joint ventures have granted some lessees COVID-19 Pandemic related lease concessions. See “— Leases — Lease Concessions.”

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
The investment in leveraged and direct financing leases, net of ACL, was $836 million and $177 million, respectively, at September 30, 2020. The ACL for leveraged and direct financing leases was $41 million at September 30, 2020. The investment in leveraged and direct financing leases was $896 million and $189 million, respectively, at December 31, 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Lease Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its operating lease lessees, primarily in the form of rent deferrals. In accordance with a Question and Answer document issued by the FASB in response to the COVID-19 Pandemic, the Company has elected not to evaluate whether such lease concessions are lease modifications, continues to accrue income on such leases and records rent receivables. The rent deferrals generally range from one to five months. Deferred rental payments were $2 million at September 30, 2020. The Company has interests in certain unconsolidated real estate joint ventures which have granted COVID-19 Pandemic-related lease concessions.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $7.3 billion and $5.5 billion at September 30, 2020 and December 31, 2019, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$22,444	$15,145
Fixed maturity securities AFS with noncredit OTTI losses included in AOCI	—	32
Total fixed maturity securities AFS	22,444	15,177
Derivatives	3,979	2,043
Other	150	210
Subtotal	26,573	17,430
Amounts allocated from:
Future policy benefits	(7,138)	(1,121)
DAC, VOBA and DSI	(1,413)	(1,051)
Policyholder dividend obligation	(2,944)	(2,020)
Subtotal	(11,495)	(4,192)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	—	(7)
Deferred income tax benefit (expense)	(3,143)	(2,735)
Net unrealized investment gains (losses)	$11,935	$10,496

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2020
(In millions)
Balance, beginning of period	$10,496
Fixed maturity securities AFS on which noncredit OTTI losses have been recognized	(32)
Unrealized investment gains (losses) during the period	9,175
Unrealized investment gains (losses) relating to:
Future policy benefits	(6,017)
DAC, VOBA and DSI	(362)
Policyholder dividend obligation	(924)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	7
Deferred income tax benefit (expense)	(408)
Balance, end of period	$11,935
Change in net unrealized investment gains (losses)	$1,439
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2020 and December 31, 2019.
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending and repurchase agreements is as follows:

	September 30, 2020			December 31, 2019
	Securities (1)			Securities (1)
	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$14,344	$14,715	$14,853	$12,455	$12,791	$12,847
Repurchase agreements	$3,253	$3,210	$3,240	$2,333	$2,310	$2,320
__________________
(1)Securities on loan in connection with these programs are included within fixed maturity securities AFS and short-term investments.
(2)In connection with securities lending and repurchase agreements, in addition to cash collateral received, the Company received from counterparties security collateral of $14 million and $0 at September 30, 2020 and December 31, 2019, respectively, which is not reflected on the consolidated financial statements.
(3)The liability for cash collateral for these programs is included within payables for collateral under securities loaned, other transactions and other liabilities.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending and repurchase agreements is as follows:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

	September 30, 2020					December 31, 2019
	Remaining Maturities					Remaining Maturities
	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$3,191	$7,189	$4,335	$—	$14,715	$2,260	$5,040	$5,491	$—	$12,791

Repurchase agreements:
U.S. government and agency	$—	$3,210	$—	$—	$3,210	$—	$2,310	$—	$—	$2,310
__________________
(1)The related loaned security could be returned to the Company on the next business day, which would require the Company to immediately return the cash collateral.
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

	September 30, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$118	$62
Invested assets pledged as collateral (1)	22,807	20,659
Total invested assets on deposit and pledged as collateral	$22,925	$20,721
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report) and derivative transactions (see Note 6).
See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 4 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, which is considered restricted until redeemed by the issuers, was $765 million and $737 million, at redemption value, at September 30, 2020 and December 31, 2019, respectively.

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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2020		December 31, 2019
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,404	$—	$1,378	$—
Investment fund (primarily mortgage loans) (2)	212	—	211	—
Renewable energy partnership (3)	93	—	94	—
Other investments (3)	10	5	10	5
Total	$1,719	$5	$1,693	$5
__________________
(1)    The Company’s investment in these affiliated real estate joint ventures was $1.3 billion and $1.2 billion at September 30, 2020 and December 31, 2019, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $131 million and $129 million at September 30, 2020 and December 31, 2019, respectively.
(2)The Company’s investment in this affiliated investment fund was $173 million and $172 million at September 30, 2020 and December 31, 2019, respectively. An affiliate had an investment in this affiliated investment fund of $39 million at both September 30, 2020 and December 31, 2019.
(3)Assets of the renewable energy partnership and other investments primarily consisted of other invested assets.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Products (2)	$43,678	$43,678	$37,119	$37,119
U.S. and foreign corporate	1,591	1,591	1,098	1,098
Other limited partnership interests	4,832	8,241	4,461	7,423
Other invested assets	1,433	1,528	1,554	1,677
Real estate joint ventures	11	14	25	28
Total	$51,545	$55,052	$44,257	$47,345
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $8 million and $6 million at September 30, 2020 and December 31, 2019, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 12, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2020 or 2019.
The Company securitizes certain residential mortgage loans and acquires an interest in the related RMBS issued. While the Company has a variable interest in the issuer of the securities, it is not the primary beneficiary of the issuer of the securities since it does not have any rights to remove the servicer or veto rights over the servicer’s actions. The resulting gains (losses) from the securitizations are included within net investment gains (losses). The estimated fair value of the related RMBS acquired in connection with the securitizations is included in the carrying amount and maximum exposure to loss for Structured Products presented in the table above.
The carrying value and the estimated fair value of residential mortgage loans were $443 million and $467 million, respectively, for loans securitized in the second quarter of 2019. Gains on securitizations of $24 million for the nine months ended September 30, 2019 were included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with the securitizations was $131 million at December 31, 2019. There were no loans securitized in the third quarter of 2019 or in 2020.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Investment income:
Fixed maturity securities AFS	$1,635	$1,724	$4,929	$5,272
Equity securities	5	8	19	27
Mortgage loans	711	772	2,134	2,322
Policy loans	77	77	230	230
Real estate and real estate joint ventures	41	104	163	283
Other limited partnership interests	370	171	194	429
Cash, cash equivalents and short-term investments	11	57	72	144
FVO Securities (1)	19	25	21	58
Operating joint ventures	20	10	67	55
Other	38	59	134	150
Subtotal	2,927	3,007	7,963	8,970
Less: Investment expenses	153	258	540	782
Net investment income	$2,774	$2,749	$7,423	$8,188
__________________
(1)Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods and included in net investment income were principally from equity-linked notes included within securities for which the FVO has been elected (“FVO Securities”) and were $18 million and $20 million for the three months and nine months ended September 30, 2020, respectively, and $25 million and $58 million for the three months and nine months ended September 30, 2019, respectively.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
The Company invests in real estate joint ventures, other limited partnership interests and tax credit and renewable energy partnerships, and also does business through certain operating joint ventures, the majority of which are accounted for under the equity method. Net investment income (loss) from such investments totaled $301 million and $17 million for the three months and nine months ended September 30, 2020, respectively, and $144 million and $337 million for the three months and nine months ended September 30, 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Total gains (losses) on fixed maturity securities AFS:
Net credit loss (provision) release (1)	$2	$(7)	$(86)	$(15)
Net gains (losses) on sales and disposals	15	9	18	58
Total gains (losses) on fixed maturity securities AFS	17	2	(68)	43
Total gains (losses) on equity securities:
Net gains (losses) on sales and disposals	3	3	9	14
Change in estimated fair value (2)	(20)	(15)	(123)	30
Total gains (losses) on equity securities	(17)	(12)	(114)	44
Mortgage loans	6	(13)	(131)	(9)
Real estate and real estate joint ventures	1	98	4	100
Other limited partnership interests	(5)	3	(5)	3
Other (3), (4)	52	(12)	233	(71)
Subtotal	54	66	(81)	110
Change in estimated fair value of other limited partnership interests and real estate joint ventures	2	(2)	(10)	(14)
Non-investment portfolio gains (losses)	(26)	24	(5)	4
Subtotal	(24)	22	(15)	(10)
Total net investment gains (losses)	$30	$88	$(96)	$100
__________________
(1)    Net credit loss provision by sector for industrial corporate securities and RMBS for the three months ended September 30, 2019, were $7 million and $0, respectively. Net credit loss provision by sector for industrial corporate securities and RMBS for the nine months ended September 30, 2019, were $13 million and $2 million, respectively. See “— Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector.” Due to the adoption of new guidance on January 1, 2020, prior period OTTI loss is presented as credit loss.
(2)    Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($21) million and ($109) million for the three months and nine months ended September 30, 2020, respectively, and ($9) million and $25 million for the three months and nine months ended September 30, 2019, respectively.
(3)    Other gains (losses) included a leveraged lease gain of $0 and $81 million for the three months and nine months ended September 30, 2020, respectively, and a de-designated cash flow hedge gain of $10 million and $65 million for the three months and nine months ended September 30, 2020, respectively.
(4)     Other gains (losses) for the nine months ended September 30, 2019 included tax credit partnership impairment losses of $92 million and a renewable energy partnership disposal gain of $46 million.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($25) million and $8 million for the three months and nine months ended September 30, 2020, respectively, and $17 million and $6 million for the three months and nine months ended September 30, 2019, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Proceeds	$3,519	$6,134	$14,516	$26,993
Gross investment gains	$96	$42	$342	$346
Gross investment losses	(81)	(33)	(324)	(288)
Net credit loss (provision) release	2	(7)	(86)	(15)
Net investment gains (losses)	$17	$2	$(68)	$43
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS and mortgage loans to and from affiliates. Invested assets transferred were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Estimated fair value of invested assets transferred from affiliates	$—	$46	$—	$46
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		September 30, 2020	December 31, 2019	Three Months Ended September 30,		Nine Months Ended September 30,
				2020	2019	2020	2019
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1), (2)	MetLife, Inc.	$1,609	$1,810	$9	$9	$27	$26
Affiliated investments (3)	American Life Insurance Company	100	100	—	—	2	2
Affiliated investments (4)	Metropolitan Property and Casualty Insurance Company	315	315	1	3	5	8
Other invested assets		$2,024	$2,225	$10	$12	$34	$36
Money market pool	Metropolitan Money Market Pool	$—	$—	$—	$—	$—	$1
Short-term investments		$—	$—	$—	$—	$—	$1
________________
(1)Represents an investment in affiliated senior notes. The affiliated senior notes have maturity dates from July 2021 to October 2029 and bear interest, payable semi-annually, at a rate per annum ranging from 1.60% to 3.14%. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further information.
(2)In September 2020, MetLife, Inc. repaid in cash at maturity a ¥26.5 billion 0.82% senior note issued to MLIC.
(3)Represents an affiliated surplus note. In June 2020, the affiliated surplus note, which bore interest at a fixed rate of 3.17%, matured and was refinanced with a $100 million affiliated surplus note, which bears interest at a fixed rate of 1.88%, payable semiannually, and is due June 2025.
(4)Represents an investment in affiliated preferred stock. Dividends are payable quarterly at a variable rate.
For the three months and nine months ended September 30, 2020, the Company incurred investment advisory charges from an affiliate of $69 million and $207 million, respectively. For the three months and nine months ended September 30, 2019, the Company incurred investment advisory charges from an affiliate of $75 million and $223 million, respectively.
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
Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:
•Fair value hedge - a hedge of the estimated fair value of a recognized asset or liability - in the same line item as the earnings effect of the hedged item. The carrying value of the hedged recognized asset or liability is adjusted for changes in its estimated fair value due to the hedged risk.
•Cash flow hedge - a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability - in OCI and reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
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
Embedded Derivatives
The Company issues certain products, which include variable annuities and investment contracts, and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:
•the combined instrument is not accounted for in its entirety at estimated fair value with changes in estimated fair value recorded in earnings;
•the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and
•a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,210	$3,339	$11	$2,370	$2,668	$2
Foreign currency swaps	Foreign currency exchange rate	996	11	22	1,250	12	17
Subtotal		4,206	3,350	33	3,620	2,680	19
Cash flow hedges:
Interest rate swaps	Interest rate	4,511	47	29	3,324	125	27
Interest rate forwards	Interest rate	5,380	707	—	6,793	75	142
Foreign currency swaps	Foreign currency exchange rate	27,499	1,632	1,187	27,240	1,199	1,103
Subtotal		37,390	2,386	1,216	37,357	1,399	1,272
Total qualifying hedges		41,596	5,736	1,249	40,977	4,079	1,291
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	34,800	3,328	50	38,820	2,296	133
Interest rate floors	Interest rate	12,701	393	—	12,701	156	—
Interest rate caps	Interest rate	55,006	12	—	42,622	18	5
Interest rate futures	Interest rate	72	—	—	745	—	—
Interest rate options	Interest rate	19,431	350	5	24,944	427	—
Interest rate total return swaps	Interest rate	1,048	55	8	1,048	5	49
Synthetic GICs	Interest rate	13,770	—	—	16,498	—	—
Foreign currency swaps	Foreign currency exchange rate	5,542	485	92	6,124	419	97
Foreign currency forwards	Foreign currency exchange rate	1,101	18	7	1,001	12	8
Credit default swaps — purchased	Credit	895	34	2	888	4	11
Credit default swaps — written	Credit	6,860	93	4	8,711	200	1
Equity futures	Equity market	2,499	1	13	2,039	—	5
Equity index options	Equity market	23,821	580	205	23,104	447	417
Equity variance swaps	Equity market	637	13	13	637	17	17
Equity total return swaps	Equity market	2,603	77	46	716	—	68
Total non-designated or nonqualifying derivatives		180,786	5,439	445	180,598	4,001	811
Total		$222,382	$11,175	$1,694	$221,575	$8,080	$2,102
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$—	$(154)	$—	$—	N/A
Hedged items	1	—	—	139	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(49)	—	—	—	—	—	N/A
Hedged items	45	—	—	—	—	—	N/A
Subtotal	(3)	—	—	(15)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(203)
Amount of gains (losses) reclassified from AOCI into income	9	10	—	—	—	—	(19)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(432)
Amount of gains (losses) reclassified from AOCI into income	2	406	—	—	—	—	(408)
Foreign currency transaction gains (losses) on hedged items	—	(369)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	11	47	—	—	—	—	(1,062)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(461)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(278)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(5)	—	—	—	N/A
Credit derivatives — written (1)	—	—	(3)	—	—	—	N/A
Equity derivatives (1)	(6)	—	(376)	(88)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	109	—	—	—	N/A
Subtotal	(6)	—	(1,014)	(88)	—	—	N/A
Earned income on derivatives	56	—	195	51	(36)	—	—
Embedded derivatives (2)	N/A	N/A	270	—	N/A	N/A	N/A
Total	$58	$47	$(549)	$(52)	$(36)	$—	$(1,062)

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Nine Months Ended September 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(11)	$—	$—	$589	$—	$—	N/A
Hedged items	9	—	—	(613)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	15	—	—	—	—	—	N/A
Hedged items	(13)	—	—	—	—	—	N/A
Subtotal	—	—	—	(24)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$1,689
Amount of gains (losses) reclassified from AOCI into income	24	58	—	—	—	—	(82)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	552
Amount of gains (losses) reclassified from AOCI into income	2	221	—	—	—	—	(223)
Foreign currency transaction gains (losses) on hedged items	—	(135)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	26	144	—	—	—	—	1,936
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(6)	—	2,876	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	11	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	21	—	—	—	N/A
Credit derivatives — written (1)	—	—	(116)	—	—	—	N/A
Equity derivatives (1)	(6)	—	(78)	(35)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(31)	—	—	—	N/A
Subtotal	(12)	—	2,683	(35)	—	—	N/A
Earned income on derivatives	212	—	419	132	(118)	—	—
Embedded derivatives (2)	N/A	N/A	(889)	—	N/A	N/A	N/A
Total	$226	$144	$2,213	$73	$(118)	$—	$1,936

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Nine Months Ended September 30, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(5)	$—	$—	$555	$1	$—	N/A
Hedged items	5	—	—	(571)	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	16	—	—	—	—	—	N/A
Hedged items	(11)	—	—	—	—	—	N/A
Subtotal	5	—	—	(16)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$1,114
Amount of gains (losses) reclassified from AOCI into income	16	(1)	—	—	—	—	(15)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	211
Amount of gains (losses) reclassified from AOCI into income	(2)	(263)	—	—	—	—	265
Foreign currency transaction gains (losses) on hedged items	—	249	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	14	(15)	—	—	—	—	1,575
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(4)	—	1,725	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	191	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(16)	—	—	—	N/A
Credit derivatives — written (1)	—	—	125	—	—	—	N/A
Equity derivatives (1)	—	—	(651)	(92)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(101)	—	—	—	N/A
Subtotal	(4)	—	1,273	(92)	—	—	N/A
Earned income on derivatives	204	—	204	98	(110)	—	0
Embedded derivatives (2)	N/A	N/A	(847)	—	N/A	N/A	N/A
Total	$219	$(15)	$630	$(10)	$(109)	$—	$1,575
__________________
(1)Excludes earned income on derivatives.
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($12) million and $53 million for the three months and nine months ended September 30, 2020, respectively, and $20 million and $9 million for the three months and nine months ended September 30, 2019, respectively.
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$422	$404	$(1)	$(1)
Mortgage loans	$837	$1,127	$20	$2
Future policy benefits	$(5,668)	$(4,475)	$(1,521)	$(908)
__________________
(1)At both September 30, 2020 and December 31, 2019, the hedging adjustments on discontinued hedging relationships included ($1) million.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $13 million and $45 million for the three months and nine months ended September 30, 2020, respectively, and $2 million and $51 million for the three months and nine months ended September 30, 2019, respectively.
At September 30, 2020 and December 31, 2019, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed nine years and eight years, respectively.
At September 30, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $4.0 billion and $2.0 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2020, the Company expected to reclassify $93 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the interim condensed consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6.9 billion and $8.7 billion at September 30, 2020 and December 31, 2019, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2020 and December 31, 2019, the Company would have received $89 million and $199 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$114	1.0	$1	$94	1.7
Credit default swaps referencing indices	16	2,106	1.7	34	2,099	2.3
Subtotal	17	2,220	1.7	35	2,193	2.2
Baa
Single name credit default swaps (3)	—	174	2.0	2	124	1.6
Credit default swaps referencing indices	72	4,466	6.1	141	6,165	5.0
Subtotal	72	4,640	6.0	143	6,289	5.0
B
Single name credit default swaps (3)	—	—	—	—	10	0.5
Credit default swaps referencing indices	—	—	—	21	219	5.0
Subtotal	—	—	—	21	229	4.8
Total	$89	$6,860	4.6	$199	$8,711	4.3
__________________
(1)The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.
(2)The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
(3)Single name credit default swaps may be referenced to the credit of corporations, foreign governments, or municipals.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2020		December 31, 2019
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$11,190	$1,593	$7,974	$2,035
OTC-cleared (1)	96	86	191	53
Exchange-traded	1	13	—	5
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	11,287	1,692	8,165	2,093
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,550)	(1,550)	(1,915)	(1,915)
OTC-cleared	(17)	(17)	(25)	(25)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(8,464)	—	(4,808)	—
OTC-cleared	(73)	—	(165)	—
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(1,156)	(42)	(1,246)	(114)
OTC-cleared	—	(69)	—	(28)
Exchange-traded	—	(13)	—	(5)
Net amount after application of master netting agreements and collateral	$27	$1	$6	$6
__________________
(1)At September 30, 2020 and December 31, 2019, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $112 million and $85 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($2) million and ($9) million, respectively.
(2)Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.
(3)Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives, where the centralized clearinghouse treats variation margin as collateral, is included in cash and cash equivalents, short-term investments or in fixed maturity securities AFS, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet.
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2020 and December 31, 2019, the Company received excess cash collateral of $264 million and $290 million, respectively, and provided no excess cash collateral.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2020, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2020 and December 31, 2019, the Company received excess securities collateral with an estimated fair value of $167 million and $97 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2020 and December 31, 2019, the Company provided excess securities collateral with an estimated fair value of $63 million and $48 million, respectively, for its OTC-bilateral derivatives, $1.4 billion and $462 million, respectively, for its OTC-cleared derivatives, and $195 million and $90 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. All of the Company’s netting agreements for derivatives contain provisions that require both Metropolitan Life Insurance Company and the counterparty to maintain a specific investment grade financial strength or credit rating from each of Moody’s and S&P. If a party’s financial strength or credit rating were to fall below that specific investment grade financial strength or credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	September 30, 2020			December 31, 2019
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$43	$—	$43	$120	$—	$120
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$44	$—	$44	$135	$—	$135
__________________
(1)After taking into consideration the existence of netting agreements.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2020	December 31, 2019
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$863	$175
Assumed guaranteed minimum benefits	Policyholder account balances	6	3
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	1,380	1,017
Fixed annuities with equity indexed returns	Policyholder account balances	98	130
Other guarantees	Policyholder account balances	1	—
Embedded derivatives within liability host contracts		$2,348	$1,325
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$53,028	$6,306	$59,334
U.S. government and agency	14,763	20,174	—	34,937
Foreign corporate	—	23,033	7,574	30,607
RMBS	479	22,683	3,116	26,278
ABS	—	11,604	918	12,522
Municipals	—	8,971	3	8,974
CMBS	—	6,490	298	6,788
Foreign government	—	5,127	7	5,134
Total fixed maturity securities AFS	15,242	151,110	18,222	184,574
Short-term investments	2,048	304	—	2,352
Residential mortgage loans — FVO	—	—	176	176
Other investments	302	314	522	1,138
Derivative assets: (1)
Interest rate	—	7,468	763	8,231
Foreign currency exchange rate	—	2,143	3	2,146
Credit	—	110	17	127
Equity market	1	640	30	671
Total derivative assets	1	10,361	813	11,175
Separate account assets (2)	26,384	97,553	955	124,892
Total assets (3)	$43,977	$259,642	$20,688	$324,307
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$95	$8	$103
Foreign currency exchange rate	—	1,308	—	1,308
Credit	—	5	1	6
Equity market	13	251	13	277
Total derivative liabilities	13	1,659	22	1,694
Embedded derivatives within liability host contracts (4)	—	—	2,348	2,348
Separate account liabilities (2)	18	10	8	36
Total liabilities	$31	$1,669	$2,378	$4,078

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
__________________
(1)Derivative assets are presented within other invested assets on the interim condensed consolidated balance sheets and derivative liabilities are presented within other liabilities on the interim condensed consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the interim condensed consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.
(2)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At September 30, 2020 and December 31, 2019, the estimated fair value of such investments was $71 million and $90 million, respectively.
(4)Embedded derivatives within liability host contracts are presented within policyholder account balances and other liabilities on the interim condensed consolidated balance sheets.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed maturity securities AFS
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer ratings	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. government and agency securities, Municipals and Foreign government securities
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotations	•	credit spreads
	•	comparable securities that are actively traded
Structured Products
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity	•	credit ratings
	•	average delinquency rates; debt-service coverage ratios
	•	credit ratings
	•	issuance-specific information, including, but not limited to:
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
__________________
(1)Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments and Other Investments” and “— Derivatives — Freestanding Derivatives.”
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
__________________
(1)Option-based only.
(2)Extrapolation beyond the observable limits of the curve(s).

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

					September 30, 2020				December 31, 2019				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	1	-	181	114	5	-	145	110	Increase
	•	Market pricing	•	Quoted prices (4)	2	-	117	100	25	-	131	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	143	97	—	-	119	95	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	5	-	106	98	8	-	101	98	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	69	-	163	127	190	-	251		Increase (7)
			•	Repurchase rates (8)	(2)	-	7	3	(6)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(34)	-	(14)	(19)	(22)	-	(5)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	97	-	100	99	96	-	100		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	27%	-	31%	30%	14%	-	23%		Increase (7)
			•	Correlation (12)	10%	-	30%	10%	10%	-	30%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.12%	0.06%	0.01%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.05%	-	0.65%	0.30%	0.04%	-	0.57%		Decrease (13)
				Ages 61 - 115	0.31%	-	100%	1.90%	0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.86%	0.25%	-	100%		Decrease (14)
				Durations 11 - 20	4.70%	-	100%	5.18%	3%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%	5.18%	2%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%	0.17%	0%	-	22%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%	3.98%	0.25%	-	10%		(16)
			•	Long-term equity volatilities	16.66%	-	22.21%	18.70%	16.24%	-	21.65%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	0.45%	0.40%	0.03%	-	0.43%		Decrease (18)
__________________
(1)The weighted average for fixed maturity securities AFS and derivatives is determined based on the estimated fair value of the securities. The weighted average for embedded derivatives is determined based on a combination of account values and experience data.
(2)The impact of a decrease in input would have resulted in the opposite impact on estimated fair value. For embedded derivatives, changes to direct and assumed guaranteed minimum benefits are based on liability positions.
(3)Significant increases (decreases) in expected default rates in isolation would have resulted in substantially lower (higher) valuations.
(4)Range and weighted average are presented in accordance with the market convention for fixed maturity securities AFS of dollars per hundred dollars of par.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
(5)Changes in the assumptions used for the probability of default would have been accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.
(6)Ranges represent the rates across different yield curves and are presented in basis points. The swap yield curves are utilized among different types of derivatives to project cash flows, as well as to discount future cash flows to present value. Since this valuation methodology uses a range of inputs across a yield curve to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.
(7)Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.
(8)Ranges represent different repurchase rates utilized as components within the valuation methodology and are presented in basis points.
(9)Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.
(10)At both September 30, 2020 and December 31, 2019, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
(11)Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.
(12)Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.
(13)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(14)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(15)The utilization rate assumption estimates the percentage of contractholders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(16)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(17)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
(18)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.
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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Municipals	Short-term Investments
	(In millions)
Three Months Ended September 30, 2020
Balance, beginning of period	$12,978	$4,546	$15	$—	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(3)	23	—	—	—
Total realized/unrealized gains (losses) included in AOCI	409	80	—	1	—
Purchases (3)	705	263	—	2	—
Sales (3)	(485)	(282)	—	—	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	512	26	—	—	—
Transfers out of Level 3 (4)	(236)	(324)	(8)	—	—
Balance, end of period	$13,880	$4,332	$7	$3	$—
Three Months Ended September 30, 2019
Balance, beginning of period	$7,650	$3,242	$10	$7	$113
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	10	—	—	1
Total realized/unrealized gains (losses) included in AOCI	79	—	—	—	—
Purchases (3)	732	425	—	—	251
Sales (3)	(203)	(116)	—	—	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	527	—	—	—	—
Transfers out of Level 3 (4)	(58)	(104)	—	—	—
Balance, end of period	$8,716	$3,457	$10	$7	$363
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(5)	$13	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (5)	$(4)	$10	$—	$—	$1
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$401	$80	$—	$1	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2020
Balance, beginning of period	$175	$696	$938	$(2,571)	$912
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	6	14	5	270	—
Total realized/unrealized gains (losses) included in AOCI	—	—	(20)	—	—
Purchases (3)	—	—	—	—	72
Sales (3)	—	(60)	—	—	(26)
Issuances (3)	—	—	—	—	(2)
Settlements (3)	(5)	—	(132)	(47)	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	(128)	—	—	(9)
Balance, end of period	$176	$522	$791	$(2,348)	$947
Three Months Ended September 30, 2019
Balance, beginning of period	$262	$620	$73	$(1,219)	$925
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	2	5	81	(424)	5
Total realized/unrealized gains (losses) included in AOCI	—	—	215	—	—
Purchases (3)	—	51	—	—	89
Sales (3)	(39)	(22)	—	—	(88)
Issuances (3)	—	—	—	—	—
Settlements (3)	(7)	—	(115)	(52)	(2)
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, end of period	$218	$654	$254	$(1,695)	$929
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$6	$13	$1	$266	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (5)	$(8)	$6	$28	$(423)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$—	$—	$(28)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Foreign Government	Municipals	Short-term Investments
	(In millions)
Nine Months Ended September 30, 2020
Balance, beginning of period	$9,382	$3,395	$10	$7	$17
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(85)	29	—	—	—
Total realized/unrealized gains (losses) included in AOCI	157	(18)	—	1	—
Purchases (3)	2,307	1,555	—	2	—
Sales (3)	(823)	(570)	(1)	—	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	3,339	57	—	—	—
Transfers out of Level 3 (4)	(397)	(116)	(2)	(7)	(15)
Balance, end of period	$13,880	$4,332	$7	$3	$—
Nine Months Ended September 30, 2019
Balance, beginning of period	$7,101	$3,541	$10	$—	$25
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(13)	34	—	—	1
Total realized/unrealized gains (losses) included in AOCI	439	41	—	—	(1)
Purchases (3)	1,495	597	—	7	363
Sales (3)	(483)	(408)	(1)	—	(25)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	484	1	1	—	—
Transfers out of Level 3 (4)	(307)	(349)	—	—	—
Balance, end of period	$8,716	$3,457	$10	$7	$363
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(48)	$34	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (5)	$(8)	$33	$—	$—	$1
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$135	$(18)	$—	$1	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2020
Balance, beginning of period	$188	$799	$(72)	$(1,325)	$915
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	10	18	236	(889)	1
Total realized/unrealized gains (losses) included in AOCI	—	—	993	—	—
Purchases (3)	—	31	—	—	119
Sales (3)	(7)	(97)	—	—	(90)
Issuances (3)	—	—	—	—	(4)
Settlements (3)	(15)	—	(366)	(134)	1
Transfers into Level 3 (4)	—	—	—	—	10
Transfers out of Level 3 (4)	—	(229)	—	—	(5)
Balance, end of period	$176	$522	$791	$(2,348)	$947
Nine Months Ended September 30, 2019
Balance, beginning of period	$299	$571	$(192)	$(704)	$937
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	8	63	51	(847)	10
Total realized/unrealized gains (losses) included in AOCI	—	—	439	—	—
Purchases (3)	—	80	4	—	129
Sales (3)	(64)	(60)	—	—	(146)
Issuances (3)	—	—	(1)	—	2
Settlements (3)	(25)	—	(47)	(144)	(3)
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	—
Balance, end of period	$218	$654	$254	$(1,695)	$929
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$6	$20	$52	$(894)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (5)	$(7)	$55	$36	$(843)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$—	$—	$801	$—	$—
__________________
(1)Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses), while changes in estimated fair value of residential mortgage loans — FVO are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
(2)Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.
(3)Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
(4)Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.
(5)Changes in unrealized gains (losses) included in net income (loss) and included in AOCI relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
(6)Comprised of U.S. and foreign corporate securities.
(7)Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.
(8)Embedded derivative assets and liabilities are presented net for purposes of the rollforward.
(9)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net investment gains (losses). Separate account assets and liabilities are presented net for the purposes of the rollforward.
Fair Value Option
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. The following table presents information for residential mortgage loans, which are accounted for under the FVO and were initially measured at fair value.

	September 30, 2020	December 31, 2019
	(In millions)
Unpaid principal balance	$185	$209
Difference between estimated fair value and unpaid principal balance	(9)	(21)
Carrying value at estimated fair value	$176	$188
Loans in nonaccrual status	$48	$47
Loans more than 90 days past due	$24	$18
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(15)	$(19)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$265	$13	$(30)	$—	$(38)	$—
__________________
(1)Estimated fair values for impaired mortgage loans are based on estimated fair value of the underlying collateral.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$65,926	$—	$—	$69,275	$69,275
Policy loans	$6,018	$—	$264	$7,163	$7,427
Other invested assets	$2,806	$—	$2,527	$136	$2,663
Premiums, reinsurance and other receivables	$13,916	$—	$288	$14,102	$14,390
Liabilities
Policyholder account balances	$77,736	$—	$—	$83,223	$83,223
Long-term debt	$1,606	$—	$1,994	$—	$1,994
Other liabilities	$13,798	$—	$1,265	$12,883	$14,148
Separate account liabilities	$59,230	$—	$59,230	$—	$59,230

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$65,361	$—	$—	$67,680	$67,680
Policy loans	$6,100	$—	$263	$6,935	$7,198
Other invested assets	$2,964	$—	$2,708	$158	$2,866
Premiums, reinsurance and other receivables	$14,042	$—	$367	$14,488	$14,855
Liabilities
Policyholder account balances	$73,693	$—	$—	$75,885	$75,885
Long-term debt	$1,543	$—	$1,888	$—	$1,888
Other liabilities	$12,789	$—	$113	$12,819	$12,932
Separate account liabilities	$52,830	$—	$52,830	$—	$52,830

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,701	$3,988	$(104)	$(359)	$14,226
OCI before reclassifications	(2,397)	(635)	12	(4)	(3,024)
Deferred income tax benefit (expense)	473	133	(4)	1	603
AOCI before reclassifications, net of income tax	8,777	3,486	(96)	(362)	11,805
Amounts reclassified from AOCI	(1)	(427)	—	13	(415)
Deferred income tax benefit (expense)	10	90	—	(3)	97
Amounts reclassified from AOCI, net of income tax	9	(337)	—	10	(318)
Balance, end of period	$8,786	$3,149	$(96)	$(352)	$11,487

	Three Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,509	$1,817	$(84)	$(252)	$8,990
OCI before reclassifications	2,257	686	7	1	2,951
Deferred income tax benefit (expense)	(467)	(144)	(2)	—	(613)
AOCI before reclassifications, net of income tax	9,299	2,359	(79)	(251)	11,328
Amounts reclassified from AOCI	7	339	—	5	351
Deferred income tax benefit (expense)	(1)	(72)	—	(1)	(74)
Amounts reclassified from AOCI, net of income tax	6	267	—	4	277
Balance, end of period	$9,305	$2,626	$(79)	$(247)	$11,605

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,876	$1,620	$(97)	$(374)	$10,025
OCI before reclassifications	(169)	2,241	3	—	2,075
Deferred income tax benefit (expense)	11	(471)	(2)	—	(462)
AOCI before reclassifications, net of income tax	8,718	3,390	(96)	(374)	11,638
Amounts reclassified from AOCI	73	(305)	—	28	(204)
Deferred income tax benefit (expense)	(5)	64	—	(6)	53
Amounts reclassified from AOCI, net of income tax	68	(241)	—	22	(151)
Balance, end of period	$8,786	$3,149	$(96)	$(352)	$11,487

	Nine Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$2,515	$1,382	$(74)	$(261)	$3,562
OCI before reclassifications	8,594	1,303	(7)	—	9,890
Deferred income tax benefit (expense)	(1,807)	(274)	2	—	(2,079)
AOCI before reclassifications, net of income tax	9,302	2,411	(79)	(261)	11,373
Amounts reclassified from AOCI	5	250	—	18	273
Deferred income tax benefit (expense)	(1)	(53)	—	(4)	(58)
Amounts reclassified from AOCI, net of income tax	4	197	—	14	215
Cumulative effects of changes in accounting principles	(1)	22	—	—	21
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	—	(4)	—	—	(4)
Cumulative effects of changes in accounting principles, net of income tax (2)	(1)	18	—	—	17
Balance, end of period	$9,305	$2,626	$(79)	$(247)	$11,605
__________________
(1)See Note 5 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.
(2)See Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for further information on adoption of new accounting pronouncements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$11	$7	$(47)	$48	Net investment gains (losses)
Net unrealized investment gains (losses)	(6)	(8)	(14)	(8)	Net investment income
Net unrealized investment gains (losses)	(4)	(6)	(12)	(45)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	1	(7)	(73)	(5)
Income tax (expense) benefit	(10)	1	5	1
Net unrealized investment gains (losses), net of income tax	(9)	(6)	(68)	(4)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	9	5	24	16	Net investment income
Interest rate derivatives	10	—	58	(1)	Net investment gains (losses)
Foreign currency exchange rate derivatives	2	—	2	(2)	Net investment income
Foreign currency exchange rate derivatives	406	(344)	221	(263)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	427	(339)	305	(250)
Income tax (expense) benefit	(90)	72	(64)	53
Gains (losses) on cash flow hedges, net of income tax	337	(267)	241	(197)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(14)	(6)	(30)	(20)
Amortization of prior service (costs) credit	1	1	2	2
Amortization of defined benefit plan items, before income tax	(13)	(5)	(28)	(18)
Income tax (expense) benefit	3	1	6	4
Amortization of defined benefit plan items, net of income tax	(10)	(4)	(22)	(14)
Total reclassifications, net of income tax	$318	$(277)	$151	$(215)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Prepaid legal plans	$93	$83	$282	$246
Recordkeeping and administrative services (1)	49	52	143	153
Administrative services-only contracts	54	52	164	158
Other revenue from service contracts from customers	3	—	21	24
Total revenues from service contracts from customers	199	187	610	581
Other (2)	212	185	577	595
Total other revenues	$411	$372	$1,187	$1,176
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Other primarily includes reinsurance ceded.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
General and administrative expenses (1)	$541	$645	$1,673	$1,844
Pension, postretirement and postemployment benefit costs	8	26	25	78
Premium taxes, other taxes, and licenses & fees	105	66	297	219
Commissions and other variable expenses	445	462	1,367	1,357
Capitalization of DAC	(7)	(13)	(30)	(42)
Amortization of DAC and VOBA	244	84	331	144
Interest expense on debt	24	27	75	80
Total other expenses	$1,360	$1,297	$3,738	$3,680
__________________
(1)Includes ($34) million and ($59) million for the three months and nine months ended September 30, 2020, respectively, and ($32) million and ($133) million for the three months and nine months ended September 30, 2019, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2020		2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$4	$—	$4	$—
Interest costs	10	—	12	1
Expected return on plan assets	—	—	—	(1)
Amortization of net actuarial (gains) losses	10	—	6	—
Amortization of prior service costs (credit)	(1)	—	(1)	—
Allocated to affiliates	(5)	—	(6)	—
Net periodic benefit costs (credit)	$18	$—	$15	$—

	Nine Months Ended September 30,
	2020		2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$13	$—	$13	$—
Interest costs	30	—	35	1
Expected return on plan assets	—	—	—	(1)
Amortization of net actuarial (gains) losses	30	—	20	—
Amortization of prior service costs (credit)	(2)	—	(2)	—
Allocated to affiliates	(15)	—	(17)	—
Net periodic benefit costs (credit)	$56	$—	$49	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Income Tax
For the three months and nine months ended September 30, 2020, the effective tax rate on income (loss) before provision for income tax was 2% and 15%, respectively. The Company’s effective tax rate for the three months ended September 30, 2020 differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income and tax credits. The Company’s effective tax rate for the nine months ended September 30, 2020 differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $150 million.
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
As reported in the 2019 Annual Report, Metropolitan Life Insurance Company received approximately 3,187 asbestos-related claims in 2019. For the nine months ended September 30, 2020 and 2019, Metropolitan Life Insurance Company received approximately 1,768 and 2,493 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2019. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2020.
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
Miller, et al. v. Metropolitan Life Insurance Company (S.D.N.Y., filed January 4, 2019)
Plaintiffs filed a second amended complaint in this putative class action, purporting to assert claims on behalf of all persons who replaced their MetLife Optional Term Life or Group Universal Life policy with a Group Variable Universal Life policy wherein Metropolitan Life Insurance Company allegedly charged smoker rates for certain non-smokers. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On September 17, 2019, the court granted Metropolitan Life Insurance Company’s motion to dismiss plaintiffs’ second amended complaint and dismissed the case in its entirety. Plaintiffs filed an appeal with the United States Court of Appeals for the Second Circuit, and on October 29, 2020, the Court of Appeals affirmed the district court’s dismissal of the action.
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
Litigation Matters
Atkins et. al. v. MetLife, Inc., et. al. (D.Nev., filed November 18, 2019)
Plaintiffs filed this putative class action on behalf of all persons due benefits under group annuity contracts but who did not receive the entire amount to which they were entitled. Plaintiffs assert claims for breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, unjust enrichment, and conversion based on allegations that the defendants failed to timely pay annuity benefits to certain group annuitants. Plaintiffs seek declaratory and injunctive relief, as well as unspecified compensatory and punitive damages, and other relief. On October 19, 2020, the court granted the parties’ stipulation to voluntarily dismiss the action without prejudice.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.8 billion and $3.7 billion at September 30, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.5 billion and $4.6 billion at September 30, 2020 and December 31, 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $352 million, with a cumulative maximum of $476 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $3 million at both September 30, 2020 and December 31, 2019 for indemnities, guarantees and commitments.
13. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliate. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $577 million and $1.8 billion for the three months and nine months ended September 30, 2020, respectively, and $694 million and $2.1 billion for the three months and nine months ended September 30, 2019, respectively. Total revenues received from affiliates related to these agreements were $11 million and $30 million for the three months and nine months ended September 30, 2020, respectively, and $7 million and $21 million for the three months and nine months ended September 30, 2019, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $136 million and $250 million at September 30, 2020 and December 31, 2019, respectively.
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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Premiums
Reinsurance assumed	$2	$2	$6	$7
Reinsurance ceded	(26)	(27)	(84)	(86)
Net premiums	$(24)	$(25)	$(78)	$(79)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	(1)	(3)	(3)	(12)
Net universal life and investment-type product policy fees	$(1)	$(3)	$(3)	$(12)
Other revenues
Reinsurance assumed	$(3)	$(7)	$(12)	$(16)
Reinsurance ceded	143	136	394	402
Net other revenues	$140	$129	$382	$386
Policyholder benefits and claims
Reinsurance assumed	$—	$1	$1	$3
Reinsurance ceded	(45)	(60)	(114)	(118)
Net policyholder benefits and claims	$(45)	$(59)	$(113)	$(115)
Interest credited to policyholder account balances
Reinsurance assumed	$7	$7	$21	$22
Reinsurance ceded	(3)	(2)	(9)	(8)
Net interest credited to policyholder account balances	$4	$5	$12	$14
Other expenses
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	128	138	382	402
Net other expenses	$128	$138	$382	$402

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2020		December 31, 2019
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$1	$12,495	$—	$12,584
Deferred policy acquisition costs and value of business acquired	—	(149)	—	(160)
Total assets	$1	$12,346	$—	$12,424
Liabilities
Future policy benefits	$51	$(15)	$55	$(6)
Policyholder account balances	125	—	131	—
Other policy-related balances	1	5	1	9
Other liabilities	860	12,876	824	12,695
Total liabilities	$1,037	$12,866	$1,011	$12,698
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $47 million and $21 million at September 30, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with these embedded derivatives were $1 million and ($26) million for the three months and nine months ended September 30, 2020, respectively, and ($8) million and ($25) million for the three months and nine months ended September 30, 2019, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $1.3 billion and $996 million at September 30, 2020 and December 31, 2019, respectively. Net derivative gains (losses) associated with the embedded derivative were ($47) million and ($337) million for the three months and nine months ended September 30, 2020, respectively, and ($170) million and ($618) million for the three months and nine months ended September 30, 2019, respectively.

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
COVID-19 Pandemic and Current Market Conditions
We continue to closely monitor developments relating to the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”) and assess its impact on our business. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and businesses have taken numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, social distancing, shelter in place or total lock down orders, and business limitations and shutdowns. Some governments and businesses have begun to ease some restrictions. Others have reinstated restrictions they previously lifted. Nevertheless, these measures have disrupted and will continue to disrupt business activity and have resulted in an economic slowdown and volatility in the financial markets, to which governments and central banks around the world have responded with unprecedented fiscal and monetary policies. These policy responses include fiscal and monetary stimulus measures, including, but not limited to, financial assistance, liquidity programs, new financing facilities and reductions in the level of interest rates to near zero, zero and, in some markets, negative. The economic projections of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) suggest that the current low interest rate environment will continue until 2023, and potentially longer. We believe that our investment portfolio is highly diversified and well positioned to withstand economic downturns; however, we expect that the market-related effects of the COVID-19 Pandemic, as well as the sustained low interest rate environment, will continue to have an impact across our investment portfolio.
Events related to the COVID-19 Pandemic may continue to adversely affect our business operations, investment portfolio, derivatives, financial results or financial condition. See “Risk Factors — Pandemic Risks — The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition.” We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

We granted and continue to grant certain accommodations to our customers, borrowers and lessees, including (i) waiving exclusions, such as deferred rate increases, extending premium grace periods, waiving late payment fees, and relaxing claim documentation requirements, (ii) credits on insured dental premiums, (iii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans, and (iv) certain operating lease concessions. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan and lease concessions.
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
As a result of the impact of the COVID-19 Pandemic on the global economy and the markets, during the nine months ended September 30, 2020, there was an economic slowdown and volatility in the financial markets, including liquidity driven price dislocation and credit spread widening. As a result, during the nine months ended September 30, 2020, the value of certain investments within our portfolio decreased; however, some of those effects were mitigated by an increase in the value of certain freestanding derivatives that hedge such market risks. These conditions may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2019 Annual Report, as amended or supplemented here.
COVID-19 Pandemic-Related Regulatory Actions
In March 2020, many U.S. state governors and insurance regulators began issuing regulations, bulletins, directives and guidance in connection with the COVID-19 Pandemic, many of which have since expired. These encourage, request or direct health and life insurance companies to waive cost-sharing for coronavirus COVID-19 testing, cover telehealth services, provide extended grace periods for premium payments, forbear on the cancellation or non-renewal of policies due to non-payment of premium, expand coverage for state-mandated disability and family leave benefits to address COVID-19-related events, and provide other policyholder accommodations. For example, New York State Department of Financial Services (“NYDFS”) Emergency Insurance Regulation 216 required life insurance- or annuity- authorized insurers to extend premium and fee payment grace periods to 90 days for policyholders who demonstrated COVID-19 Pandemic-related financial hardship. The emergency regulation was initially in effect between March 30, 2020 and June 28, 2020 and was later extended to July 6, 2020. New York licensed insurers also could not impose any late fees on or report such a policyholder to a credit reporting or debt collection agency for failure to timely pay any life or annuity premiums and needed to allow the policyholder to pay the premium over a 12-month period. An insurer was required to accept a policyholder’s written attestation as proof of financial hardship as a result of the COVID-19 Pandemic. The National Association of Insurance Commissioners (“NAIC”) issued guidance on risk-based capital (“RBC”) addressing debt restructuring due to COVID-19, where the counterparty might seek concessions. An insurer need not reclassify the RBC category of some loans or other assets on which it has granted a concession. This may avoid a higher capital charge for the asset. The NAIC extended this guidance to December 31, 2020 financial statements in further support of the use of prudent loan modifications to mitigate the impact of the COVID-19 Pandemic.
Other regulators have delayed, or considered delaying, implementing a variety of changes. For example, the Basel Committee on Banking Supervision and the International Organization of Securities Commissions recommended postponement of new initial margin rules for non-centrally cleared derivatives, depending upon the counterparty's average notional outstanding amounts. Global regulators including the Federal Reserve, U.S. Commodity Futures Trading Commission, and European Securities and Markets Authority postponed applicable initial margin requirements for non-cleared swaps until September 2021.

Some governmental decision-makers are not able to take action on certain regulatory priorities as a result of the COVID-19 Pandemic.
In March 2020, the U.S. federal government established paid sick leave and expanded other leave laws to cover certain COVID-19 Pandemic related events. The Families First Coronavirus Response Act will expire at year-end 2020. The U.S. Congress may extend the act or pass other leave laws which may further affect MetLife’s leave administration services.
On March 27, 2020, President Trump signed into law the $2 trillion Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide economic assistance in response to the COVID-19 Pandemic. Among other things, the CARES Act added certain tax-favored withdrawals and increased loan withdrawal limitations from eligible retirement plans, and temporarily waived required minimum distribution rules for qualified retirement plan participants and Individual Retirement Accounts (“IRA”) owners. In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications.
The Company has made accounting elections under the CARES Act and other recently issued guidance regarding loan and lease concessions. See “Investments — Mortgage Loans — Mortgage Loan Concessions” and “Investments — Leases — Lease Concessions” in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
See “Risk Factors” in the 2019 Annual Report, as amended or supplemented under the caption “Risk Factors — Pandemic Risks — The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition.”
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
The NAIC’s Corporate Governance Annual Disclosure Model Act and Regulation, which requires insurers to make an annual confidential filing regarding their corporate governance policies, has been substantially adopted by New York, Metropolitan Life Insurance Company’s domiciliary state.
On February 26, 2020, the NYDFS amended Regulation 213 relating to principle-based reserving (“PBR”). The amendment deviates from the Valuation Manual and is likely to cause variable annuity reserve and capital requirement increases. Based on conditions at September 30, 2020, we estimate that the new PBR rules have increased our statutory reserves by approximately $1.4 billion and our statutory capital requirements by $0.5 billion over the prior reserve and capital requirements. We will be permitted to grade these effects into our statutory financial statements over a period of up to five years.
The NAIC is requiring liquidity narratives and data in 2020 as an interim step while it continues to develop a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups that will be used as a regulatory tool.
Cybersecurity and Privacy Regulation
Effective July 1, 2020, California’s Attorney General is authorized to bring enforcement actions under the California Consumer Privacy Act.
ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In June 2020, the U.S. Department of Labor (the “DOL”) proposed to allow investment advice fiduciaries to receive compensation without violating Employee Retirement Income Security Act of 1974 (“ERISA”), subject to impartial conduct standards and disclosure obligations. The proposal aligns with U.S. Securities and Exchange Commission (the “SEC”) Regulation Best Interest. The DOL also reinstated its 1975 five-part definition of investment advice.

The SEC's Regulation Best Interest became effective June 30, 2020. The rule requires broker-dealers to act in the best interest of individual investor retail clients when recommending securities or investment strategies to benefit plans governed by ERISA and IRA owners, as well as non-benefit plan retail clients. In addition, broker-dealers and investment advisers to retail clients must provide a Form CRS to retail clients describing their services and conflicts of interest. In September 2019, private advisory firms, several states and the District of Columbia brought two lawsuits challenging the validity of Regulation Best Interest. The U.S. Court of Appeals for the Second Circuit dismissed these lawsuits.
On February 21, 2020, the Massachusetts Securities Division adopted a fiduciary duty rule applicable to broker-dealer advice on securities or investment strategies; the rule does not apply to advice on commodities or insurance products, including variable products.
Derivatives Regulation
The SEC’s security-based swaps rules will take effect on October 6, 2021. We do not expect these rules to significantly affect our business.
Environmental Laws and Regulations
The NYDFS announced that it expects insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies. The NYDFS will also publish detailed guidance on climate-related financial supervision and integrate questions on this topic into their examinations in 2021.
London Interbank Offered Rate
The United Kingdom Financial Conduct Authority announced that it intends to stop persuading or compelling panel banks to submit London Interbank Offered Rates (“LIBOR”) after 2021. We use LIBOR as an interest rate benchmark in many of our financial instruments. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us. MetLife is identifying, assessing and monitoring market and regulatory developments, assessing agreement terms, and evaluating operational readiness. The SEC’s Office of Compliance Inspections and Examinations expects to assess registrants’ efforts to prepare for LIBOR discontinuation and their transition to alternatives. MetLife actively participates in the NY Federal Reserve Bank convened Alternative Reference Rate Committee and other industry association efforts on the transition to alternative reference rates. MetLife also monitors the Financial Accounting Standards Board’s, International Accounting Standards Board’s, and U.S. Treasury Department’s updates on the accounting and tax implications of reference rate reform. MetLife continues to assess current and alternative reference rates’ merits, limitations, risks and suitability for its investment and insurance processes.
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

Results of Operations
Consolidated Results

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Revenues
Premiums	$15,259	$16,562
Universal life and investment-type product policy fees	1,501	1,537
Net investment income	7,423	8,188
Other revenues	1,187	1,176
Net investment gains (losses)	(96)	100
Net derivative gains (losses)	2,213	630
Total revenues	27,487	28,193
Expenses
Policyholder benefits and claims and policyholder dividends	17,736	19,217
Interest credited to policyholder account balances	1,720	1,993
Capitalization of DAC	(30)	(42)
Amortization of DAC and VOBA	331	144
Interest expense on debt	75	80
Other expenses	3,362	3,498
Total expenses	23,194	24,890
Income (loss) before provision for income tax	4,293	3,303
Provision for income tax expense (benefit)	626	389
Net income (loss)	3,667	2,914
Less: Net income (loss) attributable to noncontrolling interests	(1)	2
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,668	$2,912
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
During the nine months ended September 30, 2020, net income (loss) increased $753 million from the prior period, primarily driven by a favorable change in net derivative gains (losses), net of investment hedge adjustments, partially offset by unfavorable changes in net investment gains (losses) and the impact of our actuarial assumption review.
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

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Non-VA program derivatives:
Interest rate	$3,202	$1,810
Foreign currency exchange rate	20	158
Credit	(62)	149
Equity	(239)	(273)
Non-VA embedded derivatives	(333)	(694)
Total non-VA program derivatives	2,588	1,150
VA program derivatives:
Embedded derivatives-direct and assumed guarantees:
Market risks	(407)	61
Nonperformance risk adjustment	53	9
Other risks	(202)	(223)
Total	(556)	(153)
Freestanding derivatives hedging direct and assumed embedded derivatives	181	(367)
Total VA program derivatives	(375)	(520)
Net derivative gains (losses)	$2,213	$630
The favorable change in net derivative gains (losses) on non-VA program derivatives was $1.4 billion ($1.1 billion, net of income tax). This was primarily due to the impact of certain derivative transactions after long-term rates declined during the current period, favorably impacting interest rate options acquired primarily as part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.

The favorable change in net derivative gains (losses) on VA program derivatives was $145 million ($115 million, net of income tax). This was due to: (i) a favorable change of $80 million ($63 million, net of income tax) in freestanding derivatives hedging market risks in embedded derivatives, partially offset by market risks in embedded derivatives; (ii) a favorable change of $44 million ($35 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives; and (iii) a favorable change of $21 million ($17 million, net of income tax) in other risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $80 million ($63 million, net of income tax) favorable change reflects a $548 million ($433 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives, partially offset by a $468 million ($370 million, net of income tax) unfavorable change in market risks in embedded derivatives.
The primary change in market factors affecting VA program derivatives is summarized as follows:
•Key equity index levels either increased less compared to the prior period or decreased in the current period and increased in the prior period, contributing to a favorable change in our freestanding derivatives and an unfavorable change in our embedded derivatives. For example, the S&P Global Ratings 500 equity index increased 4% in the current period and increased 19% in the prior period.
The aforementioned $44 million ($35 million, net of income tax) favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives resulted from a favorable change of $28 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to a favorable change of $16 million, before income tax, related to changes in our own credit spread.
The aforementioned $21 million ($17 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
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
Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $196 million ($155 million, net of income tax) primarily reflects mark-to-market losses on equity securities in the current period, which are measured at estimated fair value through net income, higher provisions for credit loss on mortgage loans and fixed maturity securities, prior period gains on sales of real estate joint ventures and a prior period gain on a renewable energy partnership. These unfavorable changes were partially offset by a prior period tax credit partnership impairment, a current period recovery on a leveraged lease that was previously impaired and foreign currency transaction gains in the current period.
Taxes. For the nine months ended September 30, 2020, our effective tax rate on income (loss) before provision for income tax was 15%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment. For the nine months ended September 30, 2019, our effective tax rate on income (loss) before provision for income tax was 12%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income and tax credits.

Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for the current period include a $252 million ($199 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $57 million gain ($45 million, net of income tax) was recognized in net derivative gains (losses).
Of the $252 million charge, $64 million ($51 million, net of income tax) was related to DAC and $188 million ($148 million, net of income tax) was associated with reserves. The portion of the $252 million charge that is included in adjusted earnings is $138 million ($109 million, net of income tax).
The $57 million gain ($45 million, net of income tax) recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions is included within the other risks in embedded derivatives line in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the MetLife Holdings segment, driven by economic assumption updates, including changes to interest rate projections. The breakdown of total current period results is summarized as follows:
•Economic assumption updates resulted in unfavorable impacts to reserves and DAC for a net charge of $280 million ($222 million, net of income tax).
•Changes in biometric assumptions resulted in favorable impacts to reserves, partially offset by unfavorable changes to DAC for a net gain of $16 million ($12 million, net of income tax).
•Changes in policyholder behavior assumptions resulted in favorable impacts to reserves and DAC for a net gain of $12 million ($11 million, net of income tax).
•Changes in operational assumptions resulted in favorable impacts to reserves offset by unfavorable impacts to DAC and resulted in no impact.
Results for the prior period include a $145 million ($113 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $41 million ($33 million, net of income tax) gain was recognized in net derivative gains (losses). Of the $145 million charge, $17 million ($12 million, net of income tax) was related to DAC and $128 million ($101 million, net of income tax) was associated with reserves. The portion of the $145 million charge that is included in adjusted earnings is $113 million ($88 million, net of income tax). Certain other insurance adjustments recorded in the prior period include a $22 million ($17 million, net of income tax) charge due to a prior period increase in our incurred but not reported (“IBNR”) long-term care reserves reflecting enhancements to our methodology related to potential claims in our MetLife Holdings segment. This adjustment is included in adjusted earnings.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $37 million, net of income tax, to $2,536 million, net of income tax, for the nine months ended September 30, 2020 from $2,499 million, net of income tax, for the nine months ended September 30, 2019.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Net income (loss)	$3,667	$2,914
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(96)	100
Net derivative gains (losses)	2,213	630
Premiums	—	—
Universal life and investment-type product policy fees	64	67
Net investment income	(394)	(219)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(310)	(143)
Interest credited to policyholder account balances	8	14
Capitalization of DAC	—	—
Amortization of DAC and VOBA	(52)	74
Interest expense on debt	—	—
Other expenses	(1)	3
Provision for income tax (expense) benefit	(301)	(111)
Adjusted earnings	$2,536	$2,499

Premiums, fees and other revenues	$17,947	$19,275
Less: adjustments to premiums, fees and other revenues	64	67
Adjusted premiums, fees and other revenues	$17,883	$19,208

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees, and other revenues for the nine months ended September 30, 2020 decreased $1.3 billion, or 7%, compared to the prior period, primarily in our U.S. segment driven by lower premiums in our Retirement and Income Solutions (“RIS”) business, partially offset by growth in our Group Benefits business. The decrease in RIS was mainly due to a decline in our pension risk transfer business, as well as a decrease in our income annuity business due to market conditions. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. Despite negative pressures from the economic impact of the COVID-19 Pandemic, the increase in our Group Benefits business was primarily driven by growth in core and voluntary products. Growth in core products was driven by increases in our group life and group disability businesses, partially offset by lower dental premiums. The decline in dental was driven by the impacts of premium credits issued to customers and the establishment of the 2020 unearned premium reserve to recognize the limited availability of services that could be provided due to the COVID-19 Pandemic restrictions, partially offset by growth in the business. Growth in our voluntary products increased across the segment, driven by the impact of new sales and growth in membership in our accident & health and legal plans businesses. Growth in RIS’s stable value and capital market investments businesses drove an increase in policyholder account balances, resulting in higher fees and interest margins. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were a decrease in expenses, including interest credited expenses, as well as higher net investment income due to a larger asset base, largely offset by lower investment yields.
Business Growth. Net investment income improved as a result of higher average invested assets, predominantly in our U.S. segment, due to increased net flows, primarily from capital market products including funding agreement issuances. However, consistent with the growth in the U.S. segment’s average invested assets, interest credited expenses on deposit-type and long-duration liabilities increased. In our U.S. segment, higher volume-related, premium tax and direct expenses, driven by business growth, coupled with the increase due to the 2020 reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act, were more than offset by a corresponding increase in premiums, fees and other revenues. In our MetLife Holdings segment, negative net flows from our deferred annuities business resulted in lower fee income, partially offset by lower DAC amortization, decreasing adjusted earnings. The combined impact of the items affecting our business growth increased adjusted earnings by $92 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency exchange rate fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by lower returns on private equity funds, lower yields on fixed income securities and mortgage loans and lower returns on fair value option securities and real estate investments. These decreases in net investment income were partially offset by higher net investment income on derivatives. In our U.S. segment, the impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $274 decrease in adjusted earnings.

Underwriting, Actuarial Assumption Review and Other Insurance Adjustments. Underwriting results increased adjusted earnings by $44 million due to favorable morbidity experience in our U.S. segment and our long-term care business within our MetLife Holdings segment. This was partially offset by unfavorable mortality in our U.S. segment and our life business within our MetLife Holding segment. Favorable morbidity experience in our U.S. segment was primarily due to: (i) favorable dental results, driven by the impact of COVID-19 Pandemic restrictions which limited availability of services and reduced utilization in the current period; (ii) growth in the business and favorable claims experience in our accident & health business; and (iii) favorable claims experience in our group disability business, partially offset by less favorable individual disability results. The unfavorable mortality experience was primarily due to the impact of COVID-19 claims experience across our life businesses, as well as the impact of lower incidence in the prior period in our term life business. This was partially offset by favorable mortality in our pension risk transfer and institutional annuity businesses, as well as favorable results in our accidental death & dismemberment business due to lower incidence as a result of COVID-19 Pandemic restrictions. The impact in both periods of our annual actuarial assumption review resulted in a net decrease of $21 million in adjusted earnings. Changes mainly in economic assumptions, including interest rate projections, and updates to the closed block projections were slightly more unfavorable in the current period when compared to the prior period. Refinements to DAC and certain insurance-related liabilities in both periods resulted in a $17 million increase in adjusted earnings. This includes a prior period charge due to an increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims. A reduction in our dividend scale as a result of the sustained low interest rate environment, as well as run-off in our closed block, contributed to lower dividend expense and resulted in an increase of $88 million in adjusted earnings. The impact of this dividend action was more than offset by lower net investment income, as well as a $97 million increase in DAC amortization.
Expenses. Adjusted earnings increased $204 million as a result of lower expenses, primarily due to declines in costs associated with corporate initiatives and projects, employee-related costs, and certain corporate-related expenses, partially offset by higher legal expenses and interest expense on tax positions due to prior period audit settlements.
Taxes. For the nine months ended September 30, 2020, our effective tax rate on adjusted earnings was 11%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment. For the nine months ended September 30, 2019, our effective tax rate on adjusted earnings was 10%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income and tax credits.
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
The following additional information is relevant to an understanding of our performance results:
•We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.
•Near-term represents one to three years.

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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2019 Annual Report, as amended or supplemented here.
Pandemic Risks
The Course of the Novel Coronavirus (COVID-19) Pandemic, and Responses to It, Are Uncertain and Difficult to Predict, But Have Adversely Affected and May Continue to Adversely Affect Our Business, Results of Operations, and Financial Condition
Major public health issues, including the COVID-19 Pandemic, have caused and may continue to cause many illnesses and deaths. Various government bodies in any number of jurisdictions, their representatives, regulators, executive branch officials, legislators, courts, employee representatives, arbitrators, mediators and other persons exercising governmental, political, or related authority or influence (collectively, “Authorities”) and other organizations may not effectively respond to the spread and severity of the COVID-19 Pandemic, and their actions and the resulting impacts are unpredictable. In addition, efforts to successfully develop and make available treatments, vaccines, or other therapeutics may be prolonged, and some or all these efforts may never succeed. The ultimate spread, duration, and severity of the COVID-19 Pandemic, and of Authorities’ actions to address it, are uncertain, and may persist. Adverse conditions may worsen over time. Actions to respond to the COVID-19 Pandemic have reduced and altered economic activity and financial markets. New information may indicate an increasing severity and longer duration of the COVID-19 Pandemic or other public health issues. Authorities’, businesses’, and societal reactions to new developments may increase the severity or duration of the COVID-19 Pandemic and its effects. Authorities may not adequately balance the risk that the COVID-19 Pandemic will worsen against the risks and benefits of loosening restrictions or returning to previous levels of economic activity, and this may result in prolonged pandemic conditions or less than optimal levels of economic activity.
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
Low, zero, or negative interest rates, yields and returns, reduced liquidity and a continued slowdown in U.S. or global economic conditions, and COVID-19 Pandemic-related actions, have affected the values and cash flows of assets in our investment portfolio, in some cases adversely, and may continue to do so, especially if prolonged. Such conditions, whether due to the COVID-19 Pandemic or efforts to counter it or its impact, may make any of the effects we have described for low interest rates, yields, and returns more severe. Conversely, Authorities’ actions, including activity by the U.S. Federal Reserve and other central banks, in response to the COVID-19 Pandemic could cause inflation to be higher than we expected, which could require us to strengthen certain reserves.

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
The COVID-19 Pandemic has increased, and may continue to increase, claims under many of our policies (for example, life, disability, leave, long-term care, and supplemental health products) and our resulting costs. The impact on claims in each quarter may be far greater than in prior quarters. In addition, an increased number of policyholders and contractholders may have less income or assets, and as a result have difficulty paying premiums and fees. Authorities may continue to require (or suggest) “no lapse” in policy coverage for uncertain or prolonged periods of time, or impose new such requirements, regardless of whether we receive premiums or are able to assess fees against policyholder account balances. Legal and regulatory responses to the COVID-19 Pandemic and related public health issues may also include the extension of insurance coverage beyond our policy or contract language, and/or changes to insurance policy conditions such as premium grace periods, suspension of cancellations, and extensions of proof of loss deadlines. Authorities may also continue to purport to change policy coverage, including retroactively, exposing us to risks and costs we were unable to foresee or underwrite. We may also continue to voluntarily (or in response to requirements, guidance, or pressure) adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxation of claim documentation requirements, relaxation of eligibility criteria, premium credit, or accommodations for customers experiencing economic or other distress as a result of the COVID-19 Pandemic. Authorities may also limit the bases of our underwriting on public policy or other grounds, excluding factors such as exposure, quarantine, infection, and association with anyone suffering any COVID-19 Pandemic-related conditions. Our New York regulator's annual letter on Special Considerations that affects year-end asset adequacy testing may impose unforeseen assumptions or requirements that require us to increase or release reserves, which could affect our statutory capital and surplus.
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
We have incurred, and may continue to incur, increased administrative expenses as a result of the COVID-19 Pandemic and Authorities’ efforts to respond to it. These conditions may affect our (or our affiliates’) employees, agents, brokers and distribution partners, as well as the workforces of our vendors, service providers and counterparties. We may have difficulties conducting our business, including continued challenges in selling some of our products, such as those traditionally sold in person. We may find it difficult or impossible to obtain required or appropriate signatures from our representatives, customers, or others for a variety of purposes, including property title-related or other filings with Authorities, increasing the uncertainties and risks from a variety of transactions, such as product sales, regulatory matters, or real estate-related transactions. We may face increased workplace safety costs and risks, lose access to critical employees, and face increased employment-related claims and employee-relations challenges, each of which may increase when our employees begin to return to our workplaces. Any of the third parties to whom we outsource certain critical business activities may fail to perform as a result of the COVID-19 Pandemic or claim that it cannot perform due to a force majeure.

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
The COVID-19 Pandemic could affect our internal controls. We have developed, and may continue to develop, new and less-seasoned processes, procedures, and controls to respond to changes in our business environment. Limitations or difficulties in employee remote work arrangements may affect our ability to operate our internal controls. If any employees who are key to our controls become ill from the COVID-19 Pandemic and are unable to work, this may also affect our internal controls.
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
In addition, any of the direct or indirect effects of the COVID-19 Pandemic may persist or cause related or consequential long-term economic, social, political, policy, regulatory, business, demographic, or other changes we can not or do not accurately predict, for which we can not or do not adequately prepare, and to which we can not or do not effectively adjust.
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
Economic Environment and Capital Markets Risks
Difficult Economic Conditions May Harm Our Businesses, Results of Operations or Financial Condition
* * *
Obligor and Counterparty Risk
* * *
Our efforts to manage our total exposure to a single counterparty or limited number of counterparties within or among any of our investment, derivative, treasury, and reinsurance relationships may not completely or adequately mitigate counterparty risks. We may from time to time adjust counterparty exposures but fail to realize the benefits of those adjustments or suffer adverse consequences from those adjustments.
* * *

Regulatory and Legal Risks
* * *
Our Efforts, or Those of Our Affiliates, to Meet Environment, Social, and Governance Standards or to Enhance the Sustainability of our Businesses May Not Meet Investors' or Regulators' Expectations, Which Could Adversely Affect Our Business, Results of Operations, or Financial Condition
Some of our affiliates' shareholders, or our or our affiliates' investors, customers, or those considering such a relationship, evaluate our business or other practices according to a variety of environmental, social, and governance (“ESG”) standards and expectations. Some of our regulators have also announced that they intend to review our practices in a similar fashion. Further, our holding company defines its corporate purpose, in part, by the sustainability of our practices and our impact on all our stakeholders.
Our affiliates' investors or others may evaluate our practices by criteria that are not always completely clear to us, and that are continually evolving. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas. Our decisions or priorities must also necessarily, and simultaneously, take account of a number of business goals and interests. As a result, our efforts to conduct our business in accordance with some or all these expectations may involve trade-offs, and may not satisfy all investors, regulators, or others. Our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective. As a result, we may face adverse regulatory, investor, media, or public scrutiny that may adversely affect our business, our results of operations, or our financial condition.

* * *
Business Risks
* * *
Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability
* * *
Climate change may increase the frequency and severity of weather-related disasters and pandemics. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers. Our regulators may also increasingly focus their examinations on climate-related risks.
* * *

LIBOR Risks
LIBOR’s termination, and the uncertainties in our transition to alternative reference rates, may change interest rates, the value of our financial instruments, the competitiveness of our products, the performance of our investments, our financial condition, business performance, and our relationships
Regulators, agencies, or benchmark administrators may change how LIBOR is determined, discontinue reliance on LIBOR as a benchmark rate as planned, or establish additional alternative reference rates, by 2021 year-end. Any change or discontinuation of LIBOR (or other benchmark rates) may change interest rates and the value of, return on, and markets for, a broad array of our products, our financial instruments, or the instruments in which we invest. The effects on our business and investments will vary depending on existing fallback provisions in individual contracts and whether, how, and when industry participants continue to develop and adopt alternative reference rates and fallbacks for both legacy and new products or instruments. Uncertainty regarding the continued use and reliability of LIBOR, regarding the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, or regarding the application or effectiveness of alternative reference rates, could increase our costs, reduce the value of such instruments, or impair our hedging positions.
Our efforts to manage LIBOR discontinuation and any replacement may fail to protect us from all the effects of such changes. We may fail to adequately prepare for such changes, or to react effectively or in a timely manner. We may also fail to adequately manage any transition to alternative reference rates in a way that maintains the competitiveness of our products and maximizes the performance of our investment portfolio. Our transition may not effectively protect other aspects of our business, such as our operations and the accuracy of the financial models and valuations we use to gauge our risks, for financial reporting, or other purposes.
Any such uncertainties or ineffective management may harm our reputation, our relationships with our investors, customers, or regulators, financial condition, and our business operations.

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

Date: November 10, 2020