Form 10-K
period 2020-12-31
METROPOLITAN LIFE INSURANCE CO
filed 2021-03-09
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
At March 8, 2021, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “assume,” “become,” “believe,” “can,” “continue,” “could,” “emerge,” “estimate,” “evolve,” “expect,” “forecast,” “foresee,” “future,” “if,” “implement,” “intend,” “likely,” “may,” “permit,” “plan,” “possible,” “potential,” “predict,” “probable,” “project,” “propose,” “prospect,” “remain,” “risk,” “scheduled,” “should,” “target,” “ultimate,” “upcoming,” “vary,” “when,” “will,” “would,” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, future sales efforts, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to public health, interest rates, credit spreads, equity, real estate, obligors and counterparties, currency exchange rates, and derivatives;
(2) global capital and credit market adversity;
(3) credit facility inaccessibility;
(4) financial strength or credit ratings downgrades;
(5) unavailability, unaffordability, or inadequate reinsurance;
(6) statutory life insurance reserve financing costs or limited market capacity;
(7) legal, regulatory, and supervisory and enforcement policy changes;
(8) tax rate or tax laws changes;
(9) litigation and regulatory investigations;
(10) London Interbank Offered Rate termination and transition to alternative reference rates;
(11) unsuccessful efforts to meet all environmental, social, and governance standards or to enhance our sustainability;
(12) investment defaults, downgrades, or volatility;
(13) investment sales or lending difficulties;
(14) collateral or derivative-related payments;
(15) claims or other results that differ from our estimates, assumptions, or models;
(16) business competition;
(17) catastrophes;
(18) climate changes or responses to it;
(19) closed block deficiencies;
(20) amortization of deferred policy acquisition costs, deferred sales inducements, or value of business acquired;
(21) product guarantee volatility, costs, and counterpart risks;

(22) risk management failures;
(23) insufficient protection from operational risks;
(24) confidential information protection or other cybersecurity or disaster recovery failures;
(25) accounting standards changes;
(26) excessive risk-taking; and
(27) marketing and distribution difficulties.
The Company will not publicly correct or update any forward-looking statements if we believe we are not likely to achieve them or for any other reasons; nor will MetLife. Please consult any further disclosures we or MetLife make on related subjects in subsequent reports to the U.S. Securities and Exchange Commission.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

Part I
Item 1. Business
Business Overview & Strategy
As used in this Form 10-K, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
The Company is a provider of insurance, annuities, employee benefits and asset management. We are also one of the largest institutional investors in the United States with a general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures, other limited partnerships and equity securities.
Our well-recognized brand, market-leading businesses, competitive and innovative product offerings and financial strength and expertise should help drive future growth. Over the course of the next several years, MetLife will continue to execute on its Next Horizon strategy, creating value focusing on the following three pillars: (i) Focus; (ii) Simplify; and (iii) Differentiate.
Regulation
Overview
United States (“U.S.”) state regulators primarily regulate our life insurance companies, with additional federal regulation of some products and services. New York’s insurance holding company laws apply to MetLife. Furthermore, consumer protection laws, privacy, anti-money laundering, securities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”) also apply to some of our operations, products and services.
We expect the scope and extent of regulation and regulatory oversight generally to continue to increase. The regulatory environment and changes in laws in the jurisdictions in which we operate could materially harm our results of operations.
Insurance Regulation
Insurance regulation generally aims to protect policyholders and ensure insurance company solvency. Insurance regulators increasingly seek information about the potential impact of activities on holding company systems as a whole.
MLIC has all material licenses to transact its business in each jurisdiction where it conducts business. The extent of such regulation varies, but most jurisdictions regulate the financial aspects and business conduct of insurers through broad administrative powers with respect to, amongst other things:
•licensing companies and agents to transact business;
•calculating the value of assets to determine compliance with statutory requirements;
•mandating certain insurance benefits;
•regulating certain premium rates;
•reviewing and approving certain policy forms, including required policyholder disclosures;
•regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements, and identifying and paying to the states or local authorities benefits and other property that is not claimed by the owners;
•regulating advertising;
•protecting and safeguarding personal information and other sensitive data, including through cybersecurity standards;
•establishing statutory capital and reserve requirements and solvency standards;
•specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;
•adopting and enforcing sales standards with respect to the sale of annuities and other insurance products;
•approving changes in control of insurance companies;
•restricting the payment of dividends and other transactions between affiliates; and
•regulating the types and amounts of investments.
We must file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which we do business. Such authorities also periodically examine our operations and accounts. We must also file, and in many jurisdictions and in some lines of insurance obtain regulatory approval of, rules, rates, and policy forms relating to the insurance written in the jurisdictions in which we operate.
Insurance, securities, and other regulatory authorities, other law enforcement agencies, and attorneys general, review our compliance with laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 16 of the Notes to the Consolidated Financial Statements.
In 2020, many government and insurance regulators issued regulations, bulletins, directives and guidance in connection with the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”), some of which have since expired. These encourage, request or direct health and life insurance companies to waive cost-sharing for coronavirus COVID-19 testing, cover telehealth services, provide extended grace periods for premium payments, forbear on the cancellation or non-renewal of policies due to non-payment of premium, expand coverage for state-mandated disability and family leave benefits to address COVID-19-related events, and provide other policyholder accommodations. For example, the New York State Department of Financial Services (“NYDFS”) required life insurance- or annuity- authorized insurers to extend premium and fee payment grace periods to 90 days for policyholders who demonstrated COVID-19 Pandemic-related financial hardship. The NYDFS also prohibited New York licensed insurers from imposing any late fees on or reporting policyholders to a credit reporting or debt collection agency for failure to timely pay any life or annuity premiums, and required such insurers to allow policyholders to pay the premium over a 12-month period. Insurers were required to accept a policyholder’s written attestation as proof of financial hardship as a result of the COVID-19 Pandemic.
U.S. Federal Initiatives
U.S. federal initiatives often affect our business in a variety of ways. In addition, legislators and policymakers propose various forms of direct and indirect federal regulation of insurance from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential federal role in regulating businesses such as ours. The Financial Stability Oversight Council may designate certain financial companies as non-bank systemically important financial institutions subject to supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”). Dodd-Frank provisions may also affect our investment activities.
Dodd-Frank and its implementing regulations have changed since the law was adopted. As a result of these changes, and potential changes, we cannot identify all the risks and opportunities, if any, they pose to our businesses. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
The U.S. federal government's 2020 response to the COVID-19 pandemic has affected us. For example, it established paid sick leave and expanded other leave laws to cover certain COVID-19 Pandemic related events. The U.S. federal government also added certain tax-favored withdrawals and increased loan withdrawal limitations from eligible retirement plans, and temporarily waived required minimum distribution rules for qualified retirement plan participants and Individual Retirement Accounts (“IRA”) owners. We also granted concessions to certain of our commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications, as well as to certain of our lessees (operating and direct financing leases), primarily in the form of rent deferrals. In addition, we have made certain accounting elections regarding loan and lease concessions related to the Federal Government’s pandemic relief efforts. See “Investments — Mortgage Loans — Mortgage Loan Concessions” and “Investments — Leases — Lease Concessions” in Note 7 of the Notes to the Consolidated Financial Statements.

Until January 2021, the McCarran–Ferguson Act largely exempted insurance from U.S. antitrust laws. At that time, the Competitive Health Insurance Reform Act applied U.S. antitrust laws to the “business of health insurance” and expanded U.S. regulatory authority accordingly. We expect regulatory oversight and litigation risk for some products, including dental and vision, to increase.
Guaranty Associations and Similar Arrangements
Many jurisdictions in which we transact business require life and health insurers to participate in guaranty or similar associations. These arrangements pay certain insurance benefits owed by impaired, insolvent or failed insurers. We have established liabilities for guaranty fund assessments. See Note 16 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
U.S. state insurance departments periodically examine the books, records, accounts, and business practices of their domiciled insurers. State insurance departments may also conduct examinations of non-domiciliary insurers licensed in their states.
In 2019, MetLife entered into a consent order with the NYDFS relating to the open market conduct quinquennial exam and paid a fine and customer restitution and submitted remediation plans for approval. See Note 16 of the Notes to the Consolidated Financial Statements regarding any reportable contingencies related to findings resulting from our state insurance department examinations.
In 2018, Pennsylvania, California, Florida, North Dakota and New Hampshire insurance regulators scheduled a multistate market conduct re-examination of MetLife and its affiliates relating to compliance with a regulatory settlement agreement on unclaimed proceeds. This examination is ongoing.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority (“FINRA”) and, occasionally, the U.S. Securities and Exchange Commission (the “SEC”) have conducted investigations or made inquiries relating to sales of individual life insurance policies, annuities or other products written by our insurance or broker-dealer subsidiaries. These investigations often focus on the conduct and/or supervision of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, or sales and replacements of annuities and certain riders on such annuities. Over the past several years, we resolved these (and a number of investigations by other regulators) for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.
Insurance standard-setting and regulatory support organizations, including the National Association of Insurance Commissioners’ (“NAIC”), encourage insurance supervisors to establish Supervisory Colleges. These organizations facilitate cooperation and coordination among insurance supervisors to enhance their understanding of the risk profile of U.S.-based insurance groups with international operations. Our lead state regulator, the NYDFS, regularly chairs Supervisory College meetings that our key U.S. and non-U.S. regulators attend.
In addition, regulators have scrutinized insurers’ claims payment practices. See Note 16 of the Notes to the Consolidated Financial Statements for further information regarding group annuity benefits, retained asset accounts and unclaimed property inquiries, including pension benefits.
Policy and Contract Reserve Adequacy Analysis
We and our captive reinsurance subsidiary must annually analyze our statutory reserves adequacy. In each case, a qualified actuary must submit an opinion that states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by its contractual obligations and related expenses. The actuary considers the adequacy of the statutory reserves in light of the assets held by the insurer with respect to such reserves and related actuarial items, such as the investment earnings on such assets and the consideration the insurer anticipates receiving and retaining under the related policies and contracts. We may increase reserves in order to submit such an opinion without qualification. We and our captive reinsurance subsidiary have provided the opinions, as required, without qualifications since this requirement began.

National Association of Insurance Commissioners
The NAIC assists state insurance regulatory authorities to serve the public interest and achieve their regulatory goals. State insurance regulators may act independently or adopt regulations proposed by the NAIC. State insurance regulators and the NAIC regularly re-examine existing insurance laws and regulations. State insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight through the NAIC. The NAIC also provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, individual states establish statutory accounting principles, which may differ from the Manual. Changes to the Manual or modifications by the various state insurance departments may affect our statutory capital and surplus.
State insurance holding company laws and regulations are generally based on the NAIC Model Holding Company Act and Regulation. These vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register and file reports with state regulatory authorities on its capital structure, ownership, financial condition, intercompany transactions and general business operations. They require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the insurer’s lead state. The holding company laws also authorize state insurance commissioners to act as global group-wide supervisors. In 2020, the NYDFS amended its laws to permit the New York Superintendent of Financial Services (“Superintendent”) to act as a group-wide supervisor.
In furtherance of the NAIC’s “Solvency Modernization Initiative,” the NAIC has updated model acts and regulations to address insurance company financial regulation, and in particular capital requirements; corporate governance and risk management practices; group supervision; liquidity stress testing, statutory accounting and financial reporting; and reinsurance.
The NAIC’s Corporate Governance Annual Disclosure Model Act requires insurers to annually file detailed information regarding their corporate governance policies. As of December 31, 2020, it had been substantially adopted by most states, including New York.
New York has also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, which requires insurers to maintain a risk management framework and to document an internal own risk and solvency assessment (“ORSA”) of its material risks in normal and stressed environments. MetLife, Inc. has submitted on behalf of the enterprise an ORSA summary report to the NYDFS annually since this requirement became effective.
The NAIC has also approved a valuation manual containing a principle-based approach to the calculation of life insurance reserves (the “Valuation Manual”). Principle-based reserving is designed to better address reserving for life insurance and annuity products. The NYDFS promulgated a regulation in 2019 that affirms the Superintendent’s authority to deviate from the Valuation Manual to adjust the reserves of a New York domestic life insurance company, such as MLIC, if the NYDFS determines that an alternative requirement would be in the best interest of New York policyholders. In February 2020, the NYDFS amended the regulation. As a result, as of December 31, 2020, we increased our statutory reserves by approximately $700 million and our statutory capital requirements by approximately $300 million over the prior reserve and capital requirements. We graded these effects into our statutory financial statements over a one-year period, so the full impact is reflected as of December 31, 2020.
The NAIC has been focused on a macro-prudential initiative since 2017, which is intended to enhance risk identification efforts by building on the state-based regulation system. In furtherance of this initiative, the NAIC adopted changes to its Statutory Annual Statement reporting, effective for year-end 2019, to improve liquidity risk monitoring. In December 2020, the NAIC adopted amendments to the Model Holding Company Holding Act and Regulation that implement requirements related to a liquidity stress-testing framework, consistent with MetLife’s liquidity risks policies and procedures, for certain large U.S. life insurers and insurance groups, to be used as a regulatory tool, based on amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending. These amendments now have to be adopted by state legislatures to become effective.
We use capital markets solutions to finance a portion of our statutory reserve requirements for several products. These include level premium term life products subject to the NAIC’s Valuation of Life Insurance Policies Model Regulation (commonly referred to as Regulation XXX), universal and variable life policies with secondary guarantees subject to NAIC Actuarial Guideline 38 (commonly referred to as Guideline AXXX), and our closed block. The NAIC created a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions which has enhanced statutory financial statement disclosure of an insurer's use of captives. The framework narrowed the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations.

We cannot predict the capital and reserve impacts, compliance costs, or other effects these initiatives will have on our business, financial condition or results of operations.
Surplus and Capital
Insurers must maintain their capital and surplus at or above minimum levels. Regulators generally have discretionary authority to limit or prohibit an insurer’s sales to policyholders if the insurer has not maintained a minimum surplus or capital or if they find that the further transaction of business will be hazardous to policyholders.
New York restricts the dividends or other distributions an insurance company subsidiary may pay to its parent companies and limit the transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the insurance regulator in the insurer’s state of domicile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.” See also “Dividend Restrictions” in Note 12 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.
For developments that could affect our surplus and capital, see “Risk Factors.”
Risk-Based Capital
Metropolitan Life Insurance Company is subject to risk-based capital (“RBC”) requirements developed by the NAIC and adopted by New York. Insurers calculate RBC annually based on a formula that applies factors to various asset, premium, claim, expense and statutory reserve items, taking into account asset, insurance, interest rate, market and business risk characteristics. Regulators use the formula as an early warning tool to identify insurers that may be inadequately capitalized for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. See “Statutory Equity and Income” in Note 12 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Statutory Capital and Dividends.”
The NYDFS issues annual letters on Special Considerations (“SCL”) to New York-licensed insurance companies, including MLIC, that affect year-end asset adequacy testing. An SCL could require assumptions that require us to increase or release certain asset adequacy reserves, which could materially impact our statutory capital and surplus. We did not change our statutory capital and surplus in either 2019 or 2020 as a result of the SCL. See “Statutory Equity and Income” in Note 12 of the Notes to the Consolidated Financial Statements.
The NAIC adopted revisions to certain factors used to calculate Life RBC, which is the denominator of the RBC ratio, in light of changes to U.S. tax laws in recent years. These revisions have resulted in increased RBC charges and reduced our RBC ratios. The NAIC is also studying RBC revisions for real estate equity, bonds and longevity risk, but it is premature to project the impact of any potential regulatory changes resulting from such proposals.
In 2020, the NAIC issued guidance on RBC addressing debt restructuring due to the economic impact of the COVID-19 Pandemic, where the counterparty might seek concessions. The guidance provides that an insurer does not need to reclassify the RBC category of some loans or other assets on which it has granted a concession. This may avoid a higher capital charge for the asset. The NAIC extended this guidance through January 1, 2022 in further support of the use of prudent loan modifications to mitigate the impact of the COVID-19 Pandemic.
NAIC adoptions or NYDFS regulation changes may have a material impact on our RBC ratio.
New York Insurance Regulation 210
Insurance Regulation 210 establishes standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. NGEs include cost of insurance for universal life insurance policies, as well as interest crediting rates for annuities and universal life insurance policies. The regulation requires insurers to notify policyholders at least 60 days in advance of any change in NGEs that is adverse to policyholders and, with respect to life insurance, to notify the NYDFS at least 120 days prior to any such changes. The regulation also requires insurers to inform the NYDFS annually of any changes adverse to policyholders made in the prior year. The regulation generally prohibits insurers from increasing profit margins for in-force policies or adjusting NGEs in order to recoup past losses.

Cybersecurity and Privacy Regulation
Various U.S. federal and state government agencies protect the privacy and security of personal information. These laws and rules vary significantly from jurisdiction to jurisdiction. Insurance and other regulators are also increasingly focused on cybersecurity.
New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities under its jurisdiction, requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. The regulation requires covered entities to assess risks associated with their information systems and establish and maintain a cybersecurity program designed to protect the confidentiality, integrity, and availability of such systems and data. Specifically, it provides for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance to the NYDFS.
The NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”) established standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law imposes regulatory requirements intended to protect the confidentiality, integrity, and availability of information systems. Several states in which MLIC is licensed have adopted or are considering adopting the Cybersecurity Model Law.
California residents have the right to know what information a business has collected from them and the sourcing and sharing of that information. They also have a right to have a business delete their personal information (with some exceptions), and in certain instances, to limit the use of their personal information. Regulators may impose fines for violations, and individuals have a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. While a significant portion of our business is exempted from these specific requirements, Health Insurance Portability and Accountability Act and the insurance laws of several states grant similar rights to insureds.
ERISA and Fiduciary Considerations
We provide products and services to certain employee benefit plans that are subject to ERISA and the Internal Revenue Code of 1986, as amended (the “Code”). ERISA and the Code impose restrictions, including fiduciary duties to perform solely in the interests of ERISA plan participants and beneficiaries, and to avoid certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (“DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen, unless an exemption or exception is available. Similarly, without an exemption or exception, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
The SEC adopted Regulation Best Interest in 2020, requiring broker-dealers to act in the best interest of individual investor retail clients when recommending securities or investment strategies, including recommendations to IRA owners, as well as non-benefit plan retail clients. In addition, broker-dealers and investment advisers to retail clients must describe their services and conflicts of interest to their retail customers in client relationship summary disclosure and deliver a copy of the Form to their retail customers. In December 2020, the DOL released the final version of the prohibited transaction exemption (“PTE”) 2020-02 to allow investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with the new SEC rules. In the preamble to PTE 2020-02, the DOL also provided its final interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. PTE 2020-02 became effective on February 16, 2021.

State regulators and legislatures in Nevada, New Jersey, Maryland and New York have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers, including pension plans and IRAs, and Massachusetts has enacted a law to that effect. The NYDFS’s regulation incorporates the “best interest” standard and expands the scope of the regulation beyond annuity transactions to include sales of life insurance policies to consumers. This Regulation Best Interest under the Securities Exchange Act of 1934, as amended (“Exchange Act”) does not include a private right of action, although the SEC did not indicate an intent to pre-empt state regulation in this area, and some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide our products and services in the states subject to the new rules.
Investments Regulation
State laws and regulations limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.
Derivatives Regulation
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets requiring clearing of certain types of interest rate and credit default swap transactions and imposes additional costs, including reporting and margin requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements to pledge variation and/or initial margin (i) for “OTC-cleared” transactions (OTC derivatives that are cleared and settled through central clearing counterparties), and (ii) for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties); the margin requirements for OTC-cleared transactions and the variation margin requirements for OTC-bilateral derivatives are already in effect, while the initial margin requirements for OTC-bilateral swap transactions are expected to become applicable to us in September 2021.
We expect increased margin requirements, and capital charges for our counterparties and central clearinghouses related to holding non-cash collateral, to continue to increase our required holdings of cash and government securities. This may cause lower yields and reduce our income due to less favorable pricing for OTC-cleared and OTC-bilateral transactions. Centralized clearing of certain OTC derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us, or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the new definition and the SEC’s and CFTC’s interpretive regulations, products we offer, other than stable value contracts, might also be treated as swaps. Should such products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients. Special federal banking rules apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with banking institutions and certain of their affiliates. These rules generally require the banking institutions and their applicable affiliates to limit or delay their counterparties default rights (such as the right to terminate the contracts or foreclose on collateral) and restrict assignments and transfers of credit enhancements (such as guarantees) in connection with the banking institution or affiliate bankruptcy, insolvency, resolution or similar proceeding. These rules could limit our recovery in the event of a default, limit our ability to close-out transactions upon the bankruptcy of an affiliate of our counterparty, and increase our counterparty risk.
We expect the amount of collateral we are required to pledge and the payments we are required to make under our OTC swaps transactions to increase as a result of the requirement to pledge initial margin for OTC-bilateral transactions, based on the final margin requirements for non-centrally cleared derivatives.
The SEC’s Capital Requirements for Swap Dealers and Major Swap Participants are scheduled to take effect in October 2021. However, we do not expect these requirements to affect our business significantly.

Securities, Broker-Dealer and Investment Adviser Regulation
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, and certain fixed interest rate or index-linked contracts with features that require them to be deemed as securities or sold through private placement issuances. As a result, some of our activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
Federal and state securities laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to adopt new rules impacting new or existing products, regulate the issuance, sale and distribution of our products and limit or restrict the conduct of business for failure to comply with such laws and regulations.
Some of our activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws and regulations administered by the SEC. We issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, amended (the “Investment Company Act”) or are exempt from registration under the Investment Company Act. Such separate accounts are generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies associated with these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), or are exempt from registration under the Securities Act. We issue a fixed interest rate contract with features that require it to be registered as a security under the Securities Act.
Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration but may be subject to other provisions of the federal securities laws. The SEC, CFTC and FINRA from time to time propose rules and regulations that impact products deemed to be securities.
Under SEC rules, broker-dealers recommending our variable products and other securities offerings to retail customers are required to comply with a “best interest” standard. The rule also requires broker-dealers to disclose the nature of services, their standard of conduct, and their conflicts of interest to their retail customers. With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities, but only one of our insurance subsidiaries’ domiciliary states has adopted it and it is under consideration in another domiciliary state.
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
The NYDFS announced that it expects insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies. The NYDFS will also publish detailed guidance on climate- related financial supervision and will integrate questions on this topic into their examinations in 2021.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “— Insurance Regulation — Insurance Regulatory Examinations and Other Activities,” which references the regulatory settlement agreement relating to unclaimed proceeds. See also “Controls and Procedures” and Note 16 of the Notes to the Consolidated Financial Statements.

London Interbank Offered Rate
The Financial Conduct Authority (“FCA”), the United Kingdom (“U.K.”) regulator of London Interbank Offered Rate (“LIBOR”), previously indicated that it intends to stop persuading or compelling panel banks to submit quotes used to determine LIBOR after 2021. On November 30, 2020, the Intercontinental Exchange Benchmark Administration (“IBA”), the administrator of LIBOR, announced a consultation regarding its intention to cease the publication of one week and two-month U.S. Dollar LIBOR settings at the end of December 2021, but to extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one, three, six and 12 month U.S. Dollar LIBOR) until the end of June 2023. The IBA intends to share the results of the consultation with the FCA and publish a summary of the responses. U.S. bank regulators acknowledged the announcement and, subject to certain limited exceptions, advised banks to cease writing new U.S. Dollar LIBOR contracts by the end of 2021.
We use LIBOR and other interbank offered rates as interest reference rates in many of our financial instruments. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us. We are identifying, assessing and monitoring market and regulatory developments, assessing agreement terms, and evaluating operational readiness. The SEC’s Division of Examinations (formerly Office of Compliance Inspections and Examinations) expects to assess registrants’ efforts to prepare for LIBOR discontinuation and their transition to alternatives. We actively participate in the New York Federal Reserve Bank convened Alternative Reference Rate Committee and other industry association efforts on the transition to alternative reference rates. The Company is utilizing the International Swaps and Derivatives Association, Inc. (“ISDA”) 2020 IBOR Fallbacks Protocol to address the transition from LIBOR and other interbank offered rates to other risk-free rates in its OTC bilateral ISDA derivatives contracts. We also monitor the Financial Accounting Standards Board’s, International Accounting Standards Board’s, and U.S. Treasury Department’s updates on the accounting and tax implications of reference rate reform. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.

Item 1A. Risk Factors
Any or each of the events described below may (or may continue to) adversely affect the global economy, global financial markets, our reputation, our regulatory, customer, or other relationships, our results of operations, our liquidity or cash flows, our statutory capital position, our ability to meet our obligations, our credit and financial strength ratings, our financial condition, or the market price of our common stock. The effects may vary widely from time to time, product to product, market to market, region to region, or segment to segment.
Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of any of them may cause others to emerge or worsen. Such combinations could materially increase the severity of the cumulative or separate impact of these risks.
These risk factors are not a complete set of all potential risks that could affect us. You should carefully consider the risk factors together with other information contained in this Annual Report on Form 10-K, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in “Financial Statements and Supplementary Data,” and other reports and materials we submit to the SEC.
Economic Environment and Capital Markets Risks
We May Face Difficult Economic Conditions
Market factors, including interest rates, credit spreads, equity prices, derivative prices and availability, real estate conditions, foreign currency exchange rates, consumer and government spending, business investment, volatility, disruptions and strength of the capital markets, deflation and inflation, and government actions may result in investment losses, derivative losses, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves, reduced net investment income and changes in unrealized gain or loss positions.
Public Health Risks
Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic), and governmental, business, and consumer reactions to them, have affected and may continue to affect economic conditions. They have and may continue to cause illnesses and deaths, changes in consumer or business confidence and activity, changes to interest rates, and governmental or other restrictions on economic activity for prolonged periods. Any of these issues may cause or exacerbate any of the difficult economic conditions we describe in these risk factors.
Interest Rate Risks
Some of our products and investments expose us to interest rate risks, including changes in the difference between short-term and long-term interest rates, which may reduce or eliminate our investment spread and net income.
Low interest rates and risk asset returns may reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures, decreasing our profit margins. During certain market events, such as a global credit crisis, a market downturn, or sustained low market returns, we may incur significant losses due to, among other reasons, losses incurred in our general account and the impact of guarantees, including increases in liabilities, capital maintenance obligations and collateral requirements. In addition, during periods of sustained lower interest rates, we may need to reinvest proceeds from certain investments at lower yields, reducing our investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and loans in our investment portfolio with greater frequency. Although we may be able to lower interest crediting rates to help offset decreases in spreads, our ability to lower these rates is limited to our products that have adjustable interest crediting rates, which could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our investment spread may decrease or become negative.
Lower spreads may accelerate the amortization of deferred policy acquisition costs (“DAC”), reducing net income and in turn, harming our credit instrument covenants or rating agency assessment of our financial condition. During periods of declining interest rates, life insurance and annuity products may be more attractive investments to consumers, resulting in increased premium payments on certain products, repayment of policy loans and increased persistency, while our new investments carry lower returns. A market interest rate decline could also reduce our return on investments that do not support particular policy obligations. During periods of sustained lower interest rates, we may need to increase our reserves.

Interest rate increases may also harm our profitability. During rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses. We may accelerate the amortization of DAC and value of business acquired (“VOBA”), reducing net income, harming our credit instrument covenants and rating agency assessment of our financial condition. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. We would recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of the security or we determine that the decline in estimated fair value is due to a credit loss. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.
Federal Reserve Board monetary policy (and that of other central banks) may also impact the pricing levels of risk-bearing investments and may harm our investment income or product sales.
The measures we take to mitigate the risks of investing in a changing interest rate environment, such as mitigating our fixed income investments relative to our interest rate sensitive liabilities, may not be sufficient. For some of our liability portfolios, we may not be able to invest assets at the full liability duration, thereby creating some asset/liability mismatch.
Credit Spread Risks
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility can make valuations of our securities difficult if trading becomes less frequent, which may require us to add to our reserves. Market volatility may cause changes in credit spreads, defaults and a lack of pricing transparency. An increase in credit spreads relative to U.S. Treasury benchmarks may increase our borrowing costs and decrease certain product fee income. A sustained decrease in credit spreads could reduce the yield on our future investments.
Equity Risks
Downturns and volatility in equity markets may harm our savings and investment products’ revenues and investment returns, where fee income is earned based upon the estimated fair value of our managed assets. Our variable annuity business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets may decrease these products’ revenues and earnings. Furthermore, certain of our variable annuity products offer guaranteed benefits that increase our potential benefit exposure should equity markets decline or stagnate.
The timing of distributions from and valuations of our investments in leveraged buy-out funds, hedge funds and other private equity funds depends on the performance of the underlying investments, distribution schedules, and the funds’ need for cash. The amount of net investment income from these investments can vary substantially from period to period and significant volatility may harm our returns and net investment income. In addition, downturns or volatility in the equity markets may decrease the estimated fair value of our alternative investments and equity securities.
Real Estate Risks
Changes in leasable commercial space supply and demand, pandemics and other public health issues (such as the ongoing COVID-19 Pandemic), creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes, housing and commercial property market conditions, and real estate investment supply and demand may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate and real estate joint ventures.
Obligor and Counterparty Risks
The issuers or guarantors of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. Additionally, the change in value of underlying collateral within asset-backed securities (“ABS”), including mortgage-backed securities, may result in a default on principal and interest payments, reducing our cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other adverse events may reduce the estimated fair value of our portfolio of fixed income securities and mortgage loans and increase the default rate of the fixed income securities and mortgage loans in our investment portfolio.

Many of our transactions with counterparties such as brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds, investment funds, reinsurers and other financial institutions expose us to the risk of counterparty default. Such credit risk may be exacerbated if we cannot realize on the collateral held by us in secured transactions or cannot liquidate such collateral at prices sufficient to recover the full amount of the loan or derivative exposure due to us. Furthermore, potential action by governments and regulatory bodies, such as controlling investment, nationalization, conservatorship, receivership and other intervention, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. These may cause losses or impairments to the carrying value of our investments.
Our efforts to manage our total exposure to a single counterparty or limited number of counterparties within or among any of our investment, derivative, treasury, and reinsurance relationships, which we adjust from time to time, may not completely or adequately mitigate counterparty risks.
Derivatives Risks
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives, our risks may not be hedged. A counterparty, clearing broker, or central clearinghouse may become insolvent or otherwise unable or unwilling to make payments or to return collateral under the terms of derivatives agreements, increasing our costs. If the net estimated fair value of a derivative to which we are a party declines, we may need to pledge collateral or make payments. In addition, we may face increased costs to the extent we replace counterparties who suffer financial difficulties. Furthermore, our derivatives valuations may change based on changes to our valuation methodology or errors in such valuation or valuation methodology.
We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions
In cases of volatility, disruptions, or other conditions in global capital markets we may have to seek additional financing, the availability and cost of which could be adversely affected by market conditions, regulatory considerations, availability of credit to our industry generally, our credit ratings and credit capacity, reduced business activity, or investment losses, and the perception of our financial prospects. Our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. We may not be able to successfully obtain additional financing we need on favorable terms or at all. We may be required to return significant amounts of cash collateral on short notice under securities lending or derivatives agreements or post collateral or make payments related to specified counterparty agreements.
Our business and financial results may suffer without sufficient liquidity through impaired ability to pay claims, other operating expenses, interest on our debt, maintain our securities lending, replace certain maturing liabilities, and sustain our operations and investments. Capital and credit market volatility may limit our access to capital we need to operate, limiting our ability to raise capital, issue the types of securities we would prefer, timely replace maturing liabilities, satisfy regulatory requirements, and access capital to grow our business, any of which could decrease our profitability and significantly reduce our financial flexibility.
MetLife, Inc. May Be Unable to Access Its Credit Facility, Reducing Our Liquidity and Leading to Downgrades in Credit and Financial Strength Ratings
MetLife, Inc. may fail to comply with or fulfill all conditions under the unsecured credit facility (the “Credit Facility”) MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”) maintain. Lenders may fail to fund their lending commitments under the Credit Facility due to insolvency, illiquidity or other reasons. This could limit our affiliates in supporting our liquidity.
We May Lose Business Due to a Downgrade or a Potential Downgrade in Financial Strength or Credit Ratings
Nationally Recognized Statistical Rating Organizations (“NRSROs”) and others may, at any time, downgrade MetLife, Inc.’s or our financial strength ratings or credit ratings, lower MetLife, Inc.’s or our ratings outlooks, increase the scope or frequency of their reviews, or increase capital or other requirements to maintain ratings. Such changes could reduce our product sales, reduce cash flows from funding agreements and other capital market products, and force us to change product pricing and increase our financing costs, policy surrenders or withdrawals, collateral requirements, risk of derivative terminations, cost of reinsurance, regulatory scrutiny, or various other factors.

We May Not Find Available, Affordable or Adequate Reinsurance to Protect Us Against Losses
Reinsurers may increase our reinsurance costs, or may decline to offer us reinsurance, due to policy changes related to pandemics or other public health issues (such as the ongoing COVID-19 Pandemic), market conditions, or other factors. Our risk of loss may increase if we decrease the amount of our reinsurance. Any of these could harm our ability to write future business or result in the assumption of more risk with respect to the policies we issue.
We may incur costs as a result of a reinsurer’s insolvency, inability or unwillingness to make payments, or inability or unwillingness to maintain collateral.
Our Statutory Life Insurance Reserve Financings Costs May Increase, and We May Find Limited Market Capacity for New Financings
If our ratings decline, market capacity is limited, or on other repricing occasions, our costs to finance statutory life insurance reserves may increase. If regulators disallow assets to back statutory reserves, we would not be able to take some or all related statutory reserve credit, which may harm the statutory capitalization of certain of our insurance subsidiaries.
Regulatory and Legal Risks
Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us
Insurance or other regulators may change licensing, permit, or approval requirements, or take other actions harmful to us. They may also take actions that harm our customers and independent sales intermediaries or their operations, which may affect our business relationships with them and their ability to purchase or distribute our products.
Governments may change regulation of financial services, insurance, variable annuities and variable life insurance, securities, derivatives, pension, health care, accounting, cybersecurity, privacy and data protection, tort reform legislation, taxation, benefit plan investment advice and related fiduciary duties, antitrust as applied to the business of health insurance or otherwise, and other areas. Laws and regulations may also affect customers, sales intermediaries, or others. We or others may fail to comply with these requirements or suffer adverse regulatory examinations or audits. Regulators may also interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes. Any of these changes may harm our ability to continue to offer products we do today or to introduce new products.
We may incur costs to comply with laws and regulations and changes to these laws and regulations may increase our expenses or require us to increase our reserves or change the assets we hold to cover those reserves. Our failure to comply with our own policies or with regulatory requirements may harm our reputation or result in sanctions or legal claims.
Solvency standards compliance may increase our capital and reserve requirements, risk management costs, and reporting costs. We may be subject to enhanced capital standards, supervision and additional requirements, such as group capital standards or insurer capital standards.
Regulators have reacted and may continue to react to pandemics and other public health issues (such as the ongoing COVID-19 Pandemic). They may require “no lapse” in policy coverage regardless of whether we receive premiums or are able to assess fees against policyholder account balances. They may extend insurance coverage beyond our policy or contract terms and may impose premium grace periods, suspend cancellations, lower or freeze premium rates, and extend proof of loss deadlines, including retroactively, exposing us to risks and costs we are unable to foresee or underwrite. We may also adopt customer accommodations, such as waiving exclusions, forgoing rate increases or implementing lower rate increases than we would otherwise, relaxing claim documentation requirements, relaxing eligibility criteria, granting premium credits, or other accommodations for customers experiencing economic or other distress. Regulators may restrict our underwriting on public policy or other grounds, excluding factors such as exposure, quarantine, infection, and association with others suffering public health-related effects.
Our New York regulator's annual SCL for year-end asset adequacy testing may impose unforeseen assumptions or requirements that require us to increase or release reserves, which could affect our statutory capital and surplus.
Governmental bodies may delay acting on or implementing regulatory or policy changes due to pandemics or other public health issues, or because they are attending to pandemic or public health issues rather than other topics. This may increase uncertainty, prolong deleterious regulations and policies, delay or prevent beneficial regulatory or policy changes, and create the potential for later, more rapid changes to which we find it more difficult to adjust.

Governments or Others May Increase our Taxes by Changing or Re-Interpreting Tax Laws, Making Some of Our Products Less Attractive to Consumers
Changes in tax laws or interpretations of such laws could increase our corporate taxes, reduce our earnings, and increase our deferred income tax liabilities. Changes may increase our effective tax rate or have implications that make our products less attractive to consumers. Tax authorities may enact laws, change regulations to increase existing taxes, or add new types of taxes, and authorities who have not imposed taxes in the past may impose taxes.
Customers shifting away from employee benefits, life insurance and annuity contracts, or other tax-preferred products would reduce our income from these products and our asset base, reducing our earnings and potentially affecting the value of our deferred tax assets.
We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or MetLife employees (our “Associates”), business, financial condition, or results of operations, even if we ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries alleging wrongs relating to sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, investments, denial or delay of benefits, pandemic- or other public health-related practices (such as those related to the ongoing COVID-19 Pandemic), data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation and the amount or range of loss because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.
We May Face Changes to Interest Rates, the Value of our Financial Instruments, the Competitiveness of our Products, the Performance of our Investments, and our Relationships Due to LIBOR’s Termination and the Uncertainties in Our transition to Alternative Reference Rates
Regulators, agencies, or benchmark administrators may change how LIBOR is determined, discontinue reliance on LIBOR as a benchmark rate as planned, or establish additional alternative reference rates. Any change or discontinuation of LIBOR (or other benchmark rates) may change interest rates and the value of, return on, and markets for, a broad array of our products, our financial instruments, the instruments in which we invest, or interest rates on our borrowing or debt. The effects on our business and investments will vary depending on existing fallback provisions in individual contracts and whether, how, and when industry participants continue to develop and adopt alternative reference rates and fallbacks for both legacy and new products or instruments. Uncertainty regarding the continued use and reliability of LIBOR, regarding the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, or regarding the application or effectiveness of alternative reference rates, could increase our costs, reduce the value of such instruments, or impair our cash or derivative positions. We may not effectively hedge or manage risks from differences among applicable fallback rates or when those rates take effect.
We may fail to adequately prepare for or react to LIBOR discontinuation and replacement, or fail to fully protect ourselves from all the effects of such changes. We may also fail to manage adequately any transition to alternative reference rates in a way that maintains the competitiveness of our products and the performance of our investment portfolio. Our transition may not effectively protect other aspects of our business, such as our operations and the accuracy of the financial models and valuations we use to gauge our risks, for financial reporting, or other purposes.
Any such uncertainties or ineffective management may harm our reputation, our relationships with our customers, or regulators, financial condition, and our business operations.
Our Efforts to Meet Environmental, Social, and Governance Standards and to Enhance the Sustainability of our Businesses May Not Meet Investors' or Regulators' Expectations
Our investors, regulators, customers, or others may evaluate our practices by environmental, social, and governance (“ESG”) criteria that are continually evolving and not always clear. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas. Our efforts to conduct our business in accordance with some or all these expectations may involve trade-offs. We may fail to meet our commitments or targets. We may face adverse regulatory, investor, media, or public scrutiny leading to business, reputational, or legal challenges.

Investment Risks
We May Face Defaults, Downgrades, Volatility or Other Events That Adversely Affect the Investments We Hold
In case of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events, our estimated fair value of our fixed income securities and loan portfolios and corresponding earnings may decline, and the default rate of our investment portfolio may increase. These changes could harm the issuers or guarantors of securities or the underlying collateral of structured securities that we hold. We may have to hold more capital to support our securities to maintain our RBC levels if securities we hold suffer a ratings downgrade. Our intent to sell, or our assessment of the likelihood that we will be required to sell, fixed income securities may increase our write-downs or impairments. Our realized losses or impairments on these securities may harm our net income.
The default rate, loss severity or other performance of our mortgage loan investments may change. Any concentration of our mortgage loans by geography, tenancy or property type may have an adverse effect on our investment portfolio, the prices we can obtain when we sell assets, and our results of operations or financial condition. Legislation or regulations that would allow or require modifications to the terms of, or impact the value of, mortgage loans could harm our investment portfolio.
Pandemics and other major public health issues (such as the ongoing COVID-19 Pandemic) have affected and may continue to affect financial markets and our investment portfolio. These have increased and may continue to increase our risk of investment defaults, downgrades and volatility, and lower variable investment income and returns, and may cause or exacerbate any of the investment risks we describe in these risk factors.
Market volatility affects the value of or return on our investments. It may slow or prevent us from reacting to market events as effectively as we otherwise could. When we sell our investment holdings, we may not receive the prices we seek, and may sell at a price lower than our carrying value, due to reduced liquidity during periods of market volatility or disruption, or other reasons. Borrowers may delay or fail to pay principal and interest when due or may demand loan modifications. Tenants may delay paying rent, or fail to pay it, or demand lease modifications. We may face moratoriums on foreclosures and other enforcement actions impairments, and loan or lease modifications, due to government action or market conditions. We may also encounter credit spreads changes, increasing our borrowing costs and decreasing our product fee income. Issuer or guarantor default rates may increase.
We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value
When we sell holdings in our investment portfolio, we may not receive the price we seek and may sell at a price lower than our carrying value. We may face unfavorable conditions in privately-placed fixed income securities, private structured credit, certain derivative instruments, mortgage loans, policy loans, direct financing and leveraged leases, other limited partnership interests, tax credit and renewable energy partnerships, and real estate equity, including real estate joint ventures and funds. Our investments may suffer reduced liquidity during periods of market volatility or disruption or for other reasons. In addition, central banks' efforts to provide market liquidity or otherwise address market conditions may not be successful or sufficient. We may realize losses that harm our financial metrics, which could harm our compliance with our credit instruments and rating agency capital adequacy measures.
We may face similar risks if we are required under our securities lending program to return significant amounts of cash collateral that we have invested. Our securities lending activities and profitability may decrease.
We May Have to Pledge Collateral or Make Payments in Derivatives Transactions
We may have to pledge additional collateral and increase payments we make under our derivatives transactions. Regulators, clearinghouses, or counterparties may restrict or eliminate eligible collateral, increase our collateral requirements, or charge us to pledge such collateral, which would increase our costs, reduce our investment income, and harm our liquidity.
Business Risks
Our Actual Claims or Other Results May Differ From Our Estimates, Assumptions, or Models
If our actual claims experience is less favorable than the underlying underwriting, reserving, and other assumptions we used in establishing claim liabilities, we could be required to reduce DAC or VOBA, increase our liabilities, or incur higher costs.

The amounts that we will ultimately pay to settle our liabilities, particularly when those payments may not occur until well into the future, may vary from what we expect. We may change our liability assumptions and increase our liabilities based on actual experience and accounting requirements. Our operating practices and procedures that support our policyholders and contractholder obligation assumptions, such as obtaining, accumulating, and filtering data, and our use of technology, such as database analysis and electronic communications, may affect our reserve estimates. If these practices and procedures do not accurately produce the data to support our assumptions or cause us to change our assumptions, or if enhanced technological tools become available to us, we may change those assumptions and procedures, as well as our reserves. If any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such deviations or errors may negatively impact our business, reputation, results of operations, or financial condition. We may change our assumptions, models, or reserves due to changes in longevity. Increases in the prevalence and accuracy of genetic testing, or restrictions on its use, may exacerbate adverse selection risks.
Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic) have caused and may continue to cause increased claims under many of our policies (for example, life, disability, leave, long-term care, and supplemental health products), raising our resulting costs. Governments or others may fail to produce accurate population and impact data that we use in our estimates, assumptions, models, or reserves, such as death rates, infections, morbidity, hospitalization, or illness. This may cause or exacerbate any of the risks related to our estimates or assumptions. Pandemics and other public health issues may cause related or consequential long-term economic, social, political, policy, regulatory, business, demographic, or other changes to our claims or other areas subject to estimates, assumptions, models, or reserves. We may not accurately predict, prepare, and adjust to these changes.
We May Face Competition for Business
Competitive pressures, based on a number of factors including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities, name recognition, performance against ESG metrics, technology, adaptation in light of pandemics and other public health issues (such as the ongoing COVID-19 Pandemic), and other factors, may adversely affect the persistency of our products and our ability to sell products in the future. We may be harmed by competition from other insurance companies, as well as non-insurance financial services companies, which may have a broader array of products, more competitive pricing, higher claims paying ability ratings, greater financial resources with which to compete, or pre-existing customer bases for financial services products. Additionally, we may lose purchasers of group insurance products that are underwritten annually due to more favorable terms from competitors.
We May Face Catastrophes That Affect Liabilities for Policyholder Claims and Reinsurance Availability
Catastrophic events could increase claims, impair assets in or otherwise harm our investment portfolio, and could harm our reinsurers’ financial condition, increasing reinsurance defaults. Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic) or other events may continue to cause a large number of illnesses or deaths. An event that affects the workforce of one or more of our customers could increase our mortality or morbidity claims. Governmental and non-governmental organizations may not effectively mitigate catastrophes' effects. We may also be called upon to make contributions to guaranty associations or similar organizations as a result of catastrophes.
We May Face Direct or Indirect Effects of Climate Change or Responses to It
Climate change may increase the frequency and severity of near- or long-term weather-related disasters. public health incidents, and pandemics, and their effects may increase over time. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers. Our regulators may also increasingly focus their examinations on climate-related risks.
We May Need to Fund Deficiencies in Our Closed Block, and May Not Re-Allocate Closed Block Assets
The closed block assets established in connection with our demutualization, cash flows, and revenue from the closed block policies may not be sufficient to provide for the policies’ guaranteed benefits. If they are not, we must fund the shortfall. We may choose, for competitive or other reasons, to support policyholder dividend payments with our general account funds. Such actions may reduce funds otherwise available for other uses.
We May Be Required to Accelerate the Amortization of or Impair DAC, DSI, or VOBA
Adverse changes to investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties, significant or sustained equity market declines, significantly lower spreads, and certain other economic variables, such as inflation, may harm the gross profit or margins that we use to amortize DAC, deferred sales inducements (“DSI”) and VOBA. We may accelerate amortization in the period these occur.

We May Face Volatility, Higher Risk Management Costs, and Increased Counterparty Risk Due to Guarantees Within Certain of Our Products
Our liabilities for guaranteed benefits, including but not limited to no-lapse guarantee benefits, guaranteed minimum death benefits, guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, guaranteed minimum income benefits, and minimum crediting rate features could increase if equity or fixed income funds decline or become more volatile, or interest rates remain low or decrease.
Our derivatives and other risk management strategies to hedge our economic exposure to these liabilities may harm our results. Our use of reinsurance, derivatives, or other risk management techniques may not sufficiently offset the costs of guarantees or protect us against losses from changes in policyholder behavior, mortality, or market events.
Policyholders may also change their behavior in unexpected ways. For example, policyholders and contractholders seeking liquidity due to economic uncertainty or challenges may withdraw or surrender, change their premium payment practices, exercise product options, or take other actions at rates different from those we expect.
Operational Risks
Our Risk Management Policies and Procedures, or Our Models, May Leave Us Exposed to Unidentified or Unanticipated Risk
Our enterprise risk management and business continuity policies and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed.
Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic) have caused and may continue to cause extended remote work periods and other unusual conditions. These may strain our risk management and our business continuity plans, introduce or increase our operational and cybersecurity risks, and otherwise impair our ability to manage our business. They may increase the frequency and sophistication of attempts at unauthorized access to our technology systems. They may hinder our efforts to prevent money-laundering or other fraud, whether due to limited abilities to “know our customers,” strains on our programs to avoid and deter foreign corrupt practices, or otherwise, and may increase both our compliance costs and our risk of violations.
The assumptions, projections and data on which our risk management models are based may be inaccurate, and our models may not be suitable for their purpose, be misused, not operate properly, and contain errors. Our decisions and model adjustments, including determination of reserves, are based on such model output and reports and may be flawed. We may fail to identify or remediate model errors adequately. Our models may not fully predict future exposures or correctly reflect past experience.
Our evaluation of markets, clients, catastrophe occurrence or other matters may not always be accurate, complete, up-to-date or properly evaluated. We may not effectively identify and monitor all risks or appropriately limit our exposures and our Associates, vendors or non-employee sales agents may not follow our risk management policies and procedures. Past or future misconduct by our Associates, vendors or non-employee sales agents could result in investigations, violations of law, regulatory sanctions, and litigation. We may have to implement more extensive or different risk management policies and procedures due to legal and regulatory requirements.
Our Policies and Procedures May Be Insufficient to Protect Us From Operational Risks
We may make errors in any of the large number of transactions we process through our complex administrative systems. Our controls and procedures to prevent such errors may not be effective. Our controls and procedures to comply with and enforce contractual obligations may not always be effective. Mistakes can subject us to claims from our customers.
If we are unable to obtain necessary and accurate information from our customers or their employees, we may be unable to provide or verify coverage and pay claims, or we may pay claims without sufficient documentation.
Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic) have increased, and may continue to increase, our administrative expenses and the reliability and efficacy of our processes. They may affect our Associates, agents, brokers and distribution partners, vendors, other service providers and counterparties. We may have difficulties conducting our business, including continued challenges in selling some of our products, such as those traditionally sold in person. We may face increased workplace safety costs and risks, lose access to critical Associates, and face increased employment-related claims and employee-relations challenges. Any of the third parties to whom we outsource certain critical business activities may fail to perform due to a force majeure or otherwise.

The controls of our vendors on whom we rely may not meet our standards or be adequate. Our vendors could fail to perform their services accurately or timely. Our exchange of information with vendors may be imperfect, or our vendors may suffer financial or reputational distress. Each of these may cause errors, misconduct, or discontinuation of services.
We may fail to escheat property timely and completely. As a result, we may incur charges, reserve strengthening, and expenses, regulatory examinations, or penalties.
Our practices and procedures may, at times, limit our efforts to contact all our customers, which may result in delayed, untimely, or missed customer payments.
Our Associates, vendors, non-employee sales agents, customers, or others may commit fraud against us. Our policies and procedures may be ineffective in preventing, detecting or mitigating fraud and other illegal or improper acts.
We may identify internal control deficiencies, disclosure control deficiencies, or material weaknesses. Pandemics and other public health issues (such as the ongoing COVID-19 Pandemic) may affect our internal controls or disclosure controls by imposing new, less-seasoned processes, procedures, and controls to respond to changes in our business environment. If any Associates who are key to our controls become ill or are unable to work effectively, this may also affect our internal or disclosure controls.
We May Fail to Protect Confidential Information Due to a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors
We and our vendors may suffer computer viruses or other malicious codes, unauthorized or fraudulent access, human errors, cyber-attacks or other penetrations of our computer systems. Our efforts to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems. We may not timely detect such incidents.
We or our vendors may fail to maintain adequate internal controls, fail to comply with relevant policies and procedures, or policies, procedures and controls may not be sufficient. As a result, we may intentionally or unintentionally disclose or misuse confidential personal information, or others may misappropriate it.
We, our vendors, and our customers may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, cyber-attack or war, and our disaster recovery systems may be insufficient, particularly if these affect computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. Our ability to conduct business effectively and maintain the security, integrity, confidentiality or privacy of sensitive data could be severely compromised if key personnel are unavailable, our vendors’ ability to provide goods and services, and our Associates’ ability to perform their job responsibilities, are impaired by a disaster. Any insurance for liability, operational and other risks may be insufficient to protect us against such losses or may become less readily available or more expensive.
We may not be able to reliably access all the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all the records we need to administer and establish appropriate reserves for benefits and claims accurately and timely. If a breach released any of our sensitive financial information, then customers or regulators may develop an inaccurate perception of our financial condition or results of operations. We could be compelled to publicly disclose information prematurely in order to dispel such inaccurate perceptions, or in order to fulfill our disclosure obligations, even if we do not believe the information is yet completely reliable or confirmed per our usual internal controls and disclosure controls.
Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase our compliance costs. Regulators, customers, or others may act against us for any cybersecurity failures. Our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security. We may incur higher costs to comply with laws on, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices.
We May Face Changes in Accounting Standards
Authorities may change accounting standards that apply to us, and we may adopt changes earlier than required. We may not be able to predict or assess the effects of these changes.
Our Associates May Take Excessive Risks
Our Associates, including executives and others who manage sales, investments, products, wholesaling, underwriting, and others, may take excessive risks. Our compensation programs and practices, and our other controls, may not effectively deter excessive risk-taking or misconduct.

We May Have Difficulty in or Complications from Marketing and Distributing Our Products
Our product distributors may suspend, alter, reduce or terminate their distribution relationships with us if we change our strategy, if our business performance declines, as a result of rating agency actions or concerns about market-related risks, or for other reasons. Our distributors may merge, change their business models in ways that affect us, or terminate their distribution contracts with us, and new distribution channels could emerge, harming our distribution efforts. Distributors may try to renegotiate the terms of any existing selling agreements to less favorable terms due to consolidation or other industry changes or for other reasons. Disruption or changes to our relationships with our distributors could harm our ability to market our products.
Our Associates or unaffiliated firms or agents may distribute our products in an inappropriate manner, or our customers may not understand them or whether they are suitable.
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
Reserved.

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
This narrative analysis includes references to our performance measure, adjusted earnings, that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “— Non-GAAP and Other Financial Disclosures” for definitions and a discussion of this and other financial measures, and “— Results of Operations” and “— Investments” for reconciliations of historical non-GAAP financial measures to the most directly comparable GAAP measures.
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
COVID-19 Pandemic and Current Market Conditions
We continue to closely monitor developments relating to the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”) and assess its impact on our business. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and businesses have taken numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, social distancing, shelter in place or total lock down orders, and business limitations and shutdowns. Some governments and businesses have begun to ease some restrictions. Others have reinstated restrictions they previously lifted. Nevertheless, these measures have disrupted and will continue to disrupt business activity and have resulted in an economic slowdown and volatility in the financial markets, to which governments and central banks around the world have responded with unprecedented fiscal and monetary policies. These policy responses include fiscal and monetary stimulus measures, including, but not limited to, financial assistance, liquidity programs, new financing facilities and reductions in the level of interest rates. Although vaccines have become available, distribution and access are expected to take time before a significant percentage of the population is vaccinated.
The economic projections of the Federal Reserve Board suggest that the current low interest rate environment will continue until 2023, and potentially longer. We believe that our investment portfolio is highly diversified and well positioned to withstand economic downturns; however, we expect that the market-related effects of the COVID-19 Pandemic, as well as the sustained low interest rate environment, will continue to have an impact across our investment portfolio.
Events related to the COVID-19 Pandemic may continue to adversely affect certain of our business operations, investment portfolio, derivatives, financial results or financial condition. See “Risk Factors.” We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
We granted and continue to grant certain accommodations to our customers, borrowers and lessees, including (i) waiving exclusions, such as deferred rate increases, extending premium grace periods, waiving late payment fees, and relaxing claim documentation requirements, (ii) credits on insured dental premiums, (iii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans, and (iv) certain operating lease concessions. See Note 7 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan and lease concessions. See also, “— Results of Operations.”

Our capital stress testing and longstanding commitment to liquidity position us to withstand the current crisis. We have, and may continue to maintain, a higher than normal level of short-term liquidity, which may adversely affect net investment income if the reinvestment process occurs over an extended period of time. We do not expect any material liquidity deficiencies, and we expect to remain able to comply with the applicable financial covenants of our credit agreements. See “— Liquidity and Capital Resources.” We will continue reviewing accounting estimates, asset valuations and various financial scenarios for capital and liquidity implications. See “— Investments — Current Environment,” “Business — Regulation” and “Risk Factors” for additional information.
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
Reinsurance
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in our security impairment process. See “— Investment Allowance for Credit Loss and Impairments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.
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
Separate account rates of return on variable universal life contracts and variable deferred annuity contracts affect in-force account balances on such contracts each reporting period, which can result in significant fluctuations in amortization of DAC and VOBA. Our practice to determine the impact of gross profits resulting from returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $20 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for the variable universal life contracts and variable deferred annuity contracts is 6.0%.
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
Investment Allowance for Credit Loss and Impairments
The significant estimates related to our evaluation of credit loss and impairments on our investment portfolio are summarized below. In addition, information about the evaluation processes and measurement methodologies and changes thereto from the implementation of new credit loss guidance on January 1, 2020, is contained in Notes 1 and 7 of the Notes to the Consolidated Financial Statements
Fixed Maturity Securities
The assessment of whether a credit loss has occurred is based on our case-by-case evaluation of whether the net amount expected to be collected is less than the amortized cost basis. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. In accordance with new credit loss guidance adopted January 1, 2020, we evaluate credit loss by considering information about past events, current and forecasted economic conditions, and we measure credit loss by estimating recovery value using a discounted cash flow analysis. In accordance with this new credit loss guidance, we record an ACL for the amount of the credit loss instead of recording a reduction of the amortized cost as an impairment. We revise these evaluations as conditions change and new information becomes available.
Prior to adopting the new credit loss guidance, we used the incurred loss model. The credit loss evaluation process and the measurement of credit loss are generally similar under the new credit loss guidance and the incurred loss model.
Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In accordance with new credit loss guidance adopted January 1, 2020, to determine the mortgage loan ACL, we estimate expected lifetime credit loss over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; and we consider past events and current and forecasted economic conditions. Our estimates are revised as conditions change and new information becomes available.
Prior to adopting the new credit loss guidance, we used the incurred loss model. The credit loss evaluation process and the measurement of credit loss are generally similar under the new credit loss guidance and the incurred loss model, except that the new credit loss guidance requires recording an ACL for expected lifetime credit loss.

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

Employee Benefit Plans
The Company sponsors a U.S. nonqualified defined benefit pension plan covering MetLife employees who meet specified eligibility requirements of the sponsor and its participating affiliates. In addition, the Company also provides pension benefits for certain U.S. retired employees and postretirement medical and life insurance benefits for certain non-U.S. retired employees. The calculation of the obligations and expenses associated with these plans requires an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirement, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as historical experience of the plan and its assets, currently available market and industry data, and expected benefit payout streams. Assets for the plans are held in a Life Insurance Funding Account. We determine the expected rate of return on plan assets based upon historical experience and future expectations of the returns declared on the plan assets. We determine the discount rates used to value the pension and postretirement obligations based upon rates commensurate with current yields on high quality corporate bonds. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant impact on the Company’s consolidated financial statements and liquidity.
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

Results of Operations
Consolidated Results

	Years Ended December 31,
	2020	2019
	(In millions)
Revenues
Premiums	$20,741	$21,608
Universal life and investment-type product policy fees	1,996	2,037
Net investment income	10,250	10,973
Other revenues	1,661	1,573
Net investment gains (losses)	(73)	346
Net derivative gains (losses)	738	(288)
Total revenues	35,313	36,249
Expenses
Policyholder benefits and claims and policyholder dividends	23,975	25,089
Interest credited to policyholder account balances	2,247	2,624
Capitalization of DAC	(51)	(43)
Amortization of DAC and VOBA	406	239
Interest expense on debt	99	105
Other expenses	4,559	4,675
Total expenses	31,235	32,689
Income (loss) before provision for income tax	4,078	3,560
Provision for income tax expense (benefit)	534	148
Net income (loss)	3,544	3,412
Less: Net income (loss) attributable to noncontrolling interests	(6)	(6)
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,550	$3,418
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
During 2020, net income (loss) increased $132 million from 2019, primarily driven by favorable changes in net derivative gains (losses), net of investment hedge adjustments, and adjusted earnings, partially offset by unfavorable changes in net investment gains (losses) and the impact of our annual actuarial assumption review.
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

	Years Ended December 31,
	2020	2019
	(In millions)
Non-VA program derivatives
Interest rate	$2,603	$838
Foreign currency exchange rate	(235)	29
Credit	(41)	201
Equity	(869)	(370)
Non-VA embedded derivatives	(419)	(625)
Total non-VA program derivatives	1,039	73
VA program derivatives
Embedded derivatives - direct and assumed guarantees:
Market risks	59	463
Nonperformance risk adjustment	7	(16)
Other risks	(204)	(252)
Total	(138)	195
Freestanding derivatives hedging direct and assumed embedded derivatives	(163)	(556)
Total VA program derivatives	(301)	(361)
Net derivative gains (losses)	$738	$(288)

The favorable change in net derivative gains (losses) on non-VA program derivatives was $966 million ($763 million, net of income tax). This was primarily due to the impact of certain derivative transactions after long-term rates declined during 2020, favorably impacting interest rate options and receive-fixed interest rate swaps acquired primarily as part of our macro hedge program. There was also a change in the value of the underlying assets, favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. These favorable impacts were partially offset by key equity index increases in 2020 unfavorably impacting equity total rate of return swaps (“TRRs”) acquired in 2020 primarily as part of our macro hedge program. In addition, the impact of the U.S. dollar weakening against the euro in 2020 versus strengthening in 2019, unfavorably impacted foreign currency swaps that primarily hedge foreign currency-denominated bonds. Also, certain credit spreads widened in 2020 and narrowed in 2019, unfavorably impacting written credit default swaps used in replications. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $60 million ($47 million, net of income tax). This was due to a favorable change of $23 million ($18 million, net of income tax) in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives and a favorable change of $48 million ($38 million, net of income tax) in other risks in embedded derivatives. These favorable changes were partially offset by an unfavorable change of $11 million ($9 million, net of income tax) in market risks in embedded derivatives net of freestanding derivatives hedging market risks in embedded derivatives. Other risks relate primarily to the impact of policyholder behavior and other non-market risks that generally cannot be hedged.
The aforementioned $23 million ($18 million, net of income tax) favorable change in the nonperformance risk adjustment on the direct and assumed variable annuity embedded derivatives resulted from a favorable change of $17 million, before income tax, related to changes in our own credit spread and a favorable change of $6 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees.
The aforementioned $48 million ($38 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, which include fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes in cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $11 million ($9 million, net of income tax) unfavorable change reflects a $404 million ($319 million, net of income tax) unfavorable change in market risks in embedded derivatives, partially offset by a $393 million ($310 million, net of income tax) favorable change in freestanding derivatives hedging market risks in embedded derivatives.
The primary change in market factors affecting VA program derivatives is summarized as follows:
•Key equity index levels either increased less or decreased in 2020 compared to 2019, contributing to an unfavorable change in our embedded derivatives and a favorable change in our freestanding derivatives. For example, the S&P 500 equity index increased 16% in 2020 and increased 29% in 2019.
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

Net Investment Gains (Losses). The unfavorable change in net investment gains (losses) of $419 million ($331 million, net of income tax) primarily reflects 2019 gains on sales of real estate joint ventures and a 2019 gain on a renewable energy partnership, higher provisions for credit loss on mortgage loans and fixed maturity securities in 2020 and mark-to-market losses in 2020 on equity securities, which are measured at estimated fair value through net income (loss). These unfavorable changes were partially offset by a 2020 recovery on a leveraged lease that was previously impaired, a 2019 tax credit partnership impairment and foreign currency transaction gains in 2020.
Taxes. Our 2020 effective tax rate on income (loss) before provision for income tax was 13%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment. Our 2019 effective tax rate on income (loss) before provision for income tax was 4%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the settlement of certain tax audits.
Actuarial Assumption Review and Certain Other Insurance Adjustments. Results for 2020 include a $252 million ($199 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $57 million gain ($45 million, net of income tax) was recognized in net derivative gains (losses).
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
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the MetLife Holdings segment, driven by economic assumption updates, including changes to interest rate projections. The breakdown of total 2020 results is summarized as follows:
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
Results for 2019 include a $145 million ($113 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $41 million ($33 million, net of income tax) gain was recognized in net derivative gains (losses). Of the $145 million charge, $17 million ($12 million, net of income tax) was related to DAC and $128 million ($101 million, net of income tax) was associated with reserves. The portion of the $145 million charge that is included in adjusted earnings is $113 million ($88 million, net of income tax). Certain other insurance adjustments recorded in 2019 include a $22 million ($17 million, net of income tax) charge due to a 2019 increase in our incurred but not reported (“IBNR”) long-term care reserves reflecting enhancements to our methodology related to potential claims in our MetLife Holdings segment. This adjustment is included in adjusted earnings.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $188 million, net of income tax, to $3.8 billion, net of income tax, for 2020 from $3.7 billion, net of income tax, for 2019.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Years Ended December 31,
	2020	2019
	(In millions)
Net income (loss)	$3,544	$3,412
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	(73)	346
Net derivative gains (losses)	738	(288)
Premiums	—	—
Universal life and investment-type product policy fees	84	88
Net investment income	(578)	(289)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(485)	(206)
Interest credited to policyholder account balances	9	19
Capitalization of DAC	—	—
Amortization of DAC and VOBA	(60)	36
Interest expense on debt	—	—
Other expenses	(7)	(7)
Provision for income tax (expense) benefit	78	63
Adjusted earnings	$3,838	$3,650

Premiums, fees and other revenues	$24,398	$25,218
Less: adjustments to premiums, fees and other revenues	84	88
Adjusted premiums, fees and other revenues	$24,314	$25,130
Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees, and other revenues for 2020 decreased $816 million, or 3%, compared to 2019, primarily in our U.S. segment driven by lower premiums in our Retirement and Income Solutions (“RIS”) business, partially offset by growth in our Group Benefits business. The decrease in RIS was mainly due to a decline in our pension risk transfer business, as well as a decrease in our income annuity business due to market conditions. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. Despite negative pressures from the economic impact of the COVID-19 Pandemic, the increase in Group Benefits was primarily driven by growth in core and voluntary products. Growth in core products was driven by increases in our group life and vision businesses. In our dental business, higher premiums due to business growth were more than offset by premium credits granted to customers due to the COVID-19 Pandemic restrictions. Growth in our voluntary products increased across the segment, driven by the impact of new sales and growth in membership in our accident & health and legal plans businesses. Growth in RIS’s capital market investments business resulted in higher fees and interest margins.
Our MetLife Holdings segment consists of operations relating to products and businesses that we no longer actively market. We anticipate an annual decline in adjusted premiums, fees and other revenues in our MetLife Holdings segment from expected business run-off. Although we have discontinued selling our long-term care product, we continue to collect premiums and administer the existing block of business, which contributed to asset growth in the segment, and we expect the related reserves to grow as this block matures. Our future policyholder benefit liability for our long-term care business was $14.3 billion and $12.5 billion as of December 31, 2020 and 2019, respectively.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were a decrease in expenses, including interest credited expenses, as well as higher net investment income due to a larger asset base and favorable underwriting experience, largely offset by lower investment yields and a higher effective tax rate.
Business Growth. Net investment income improved as a result of higher average invested assets, predominantly in our U.S. segment, due to positive net flows, primarily from capital market products including funding agreement issuances. However, consistent with the growth in the U.S. segment’s average invested assets, interest credited expenses on deposit-type and long-duration liabilities increased. In our U.S. segment, higher volume-related, premium tax and direct expenses, driven by business growth, coupled with the increase in expenses due to the 2020 reinstatement of the annual health insurer fee under the Patient Protection and Affordable Care Act, were more than offset by a corresponding increase in adjusted premiums, fees and other revenues. In our MetLife Holdings segment, negative net flows from our deferred annuities business resulted in lower fee income, partially offset by lower DAC amortization, decreasing adjusted earnings. The combined impact of the items affecting our business growth increased adjusted earnings by $199 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields were negatively affected by lower yields on fixed income securities and mortgage loans and lower returns on real estate investments and fair value option securities (“FVO Securities”). These decreases in net investment income were partially offset by higher net investment income on derivatives. In our U.S. segment, the impact of interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. The changes in market factors discussed above resulted in a $106 million decrease in adjusted earnings.
Underwriting. Underwriting results increased adjusted earnings by $158 million due to favorable morbidity experience in our U.S. segment and our long-term care business in our MetLife Holdings segment. This was partially offset by unfavorable mortality in our U.S. segment and our life business within our MetLife Holdings segment. Favorable morbidity experience in our U.S. segment was primarily due to: (i) favorable dental results, driven by the impact of COVID-19 Pandemic restrictions which limited availability of services and reduced utilization in 2020; (ii) business growth and favorable claims experience in our accident & health business; and (iii) favorable claims experience in our group disability business, partially offset by less favorable individual disability results. The unfavorable mortality experience was primarily due to the impact of COVID-19 claims experience across our life businesses, as well as the impact of lower incidence in 2019 in our term life business. This was partially offset by favorable mortality in our pension risk transfer, institutional annuity and structured settlement businesses, as well as favorable results in our accidental death & dismemberment business due to lower incidence as a result of COVID-19 Pandemic restrictions.
Actuarial Assumption Review and Other Insurance Adjustments. The impact in both years of our annual actuarial assumption review resulted in a net decrease of $21 million in adjusted earnings. Changes mainly in economic assumptions, including interest rate projections, and updates to the closed block projections were slightly more unfavorable in 2020 when compared to 2019. Refinements to DAC and certain insurance-related liabilities in both years resulted in a $19 million decrease in adjusted earnings. This includes favorable insurance adjustments in 2019 resulting from enhancements to our claim-related processes in our U.S. segment, as well as a 2019 charge due to an increase in our IBNR long-term care reserves reflecting enhancements to our methodology related to potential claims. A reduction in our dividend scale as a result of the sustained low interest rate environment, as well as run-off in our closed block, contributed to lower dividend expense and resulted in an increase of $102 million in adjusted earnings. The impact of this dividend action was more than offset by lower net investment income, as well as a $97 million increase in DAC amortization.
Expenses. Adjusted earnings increased $298 million as a result of lower expenses, primarily due to declines in costs associated with corporate initiatives and projects, employee-related costs, and certain corporate-related expenses.
Taxes. Our 2020 effective tax rate on adjusted earnings was 14%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment. Our 2019 effective tax rate on adjusted earnings was 5%. Our effective tax rate differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the settlement of certain tax audits.

Effects of Inflation
Management believes that inflation has not had a material effect on the Company’s consolidated results of operations, except insofar as inflation may affect interest rates.
An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other costs, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.
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
We are exposed to the following primary sources of investment risks:
•credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;
•interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates will impact the net unrealized gain (loss) position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds;
•liquidity risk, relating to the diminished ability to sell certain investments, in times of strained market conditions;
•market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads and equity market levels. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher credit losses. Credit spread tightening will reduce net investment income associated with purchases of fixed income investments and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;
•currency risk, relating to the variability in foreign currency exchange rates for foreign currency denominated investments including as a result of the U.K.’s withdrawal from the European Union. This risk relates to potential decreases in estimated fair value and net investment income resulting from changes in foreign currency exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will adversely affect the estimated fair value of our foreign currency denominated investments; and
•real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the supply and demand of leasable commercial space, creditworthiness of borrowers, tenants and our joint venture partners, capital markets volatility, changes in market interest rates, commodity prices, farm incomes and U.S. housing market conditions.

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
Current Environment
As an insurer with a diverse investment portfolio, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets.
Governments and central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which are expected to have significant and ongoing effects on financial markets and the global economy. These policy responses include fiscal and monetary stimulus measures, including, but not limited to, financial assistance, liquidity programs, new financing facilities and reductions in the level of interest rates. As time progresses, we will know more about the efficacy of these policies and what they may mean for the outlook for the global economy and financial markets, but currently the number of factors makes reliably estimating the duration and severity of the impact of the COVID-19 Pandemic on our business operations, investment portfolio and derivatives difficult.
As a result of the impact of the COVID-19 Pandemic, during the year ended December 31, 2020, there was an economic slowdown and volatility in the financial markets, including liquidity driven price dislocation and credit spread widening. As a result, during the year ended December 31, 2020, the value of certain investments within our portfolio decreased; however, some of those effects were mitigated by an increase in the value of certain freestanding derivatives that hedge such market risks. These conditions may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives.

Selected Country and Sector Investments
Selected Country: We have country-specific exposure to volatility posed by local political and economic conditions, as well as those resulting from the COVID-19 Pandemic, as a result of our general account investments which support our insurance operations and related policyholder liabilities, as well as our global portfolio diversification objectives. The following table presents a summary of selected country fixed maturity securities AFS, at estimated fair value, that are currently the most affected by these conditions. The information below is presented on a “country of risk basis” (e.g. where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities AFS at December 31, 2020
Country	Sovereign (1)	Financial Services	Non-Financial Services	Structured	Total (2)
	(Dollars in millions)
United Kingdom	$1	$3,928	$7,765	$103	$11,797
Mexico	319	55	353	—	727
Italy	13	6	411	—	430
China	140	2	189	—	331
Turkey	8	2	16	—	26
Hong Kong SAR	—	17	4	—	21
Argentina	12	—	6	—	18
Total	$493	$4,010	$8,744	$103	$13,350
Investment grade %	85.4%	99.6%	89.6%	75.8%	92.3%
______________
(1)Sovereign includes government and agency.
(2)The par value and amortized cost net of ACL of these selected country fixed maturity securities AFS were $11.4 billion and $11.6 billion, respectively, at December 31, 2020.
Selected Sector: As a result of current economic conditions including the effects on the global economy and financial markets from the COVID-19 Pandemic, certain sectors of our investment portfolio experienced stress during the year ended December 31, 2020. Our fixed maturity securities AFS exposure to stressed sectors is summarized below:

	Selected Sectors at December 31, 2020
Sectors	Book Value (1)	Investment Grade %	% of Total Investments
	(Dollars in millions)
Energy	$5,295	82%	1.8%
Airports	2,028	77%	0.7%
Cruise Lines / Leisure	457	94%	0.1%
Airlines	322	70%	0.1%
Restaurants	257	93%	0.1%
Lodging	218	62%	0.1%
Fixed Maturity Securities AFS Exposure to Stressed Sectors (2)	$8,577		2.9%
Total Investments (3)	$298,654
__________________
(1)Fixed maturity securities AFS at amortized cost, net of ACL.
(2)The estimated fair value of these fixed maturity securities AFS was $9.7 billion at December 31, 2020.
(3)Represents total cash, cash equivalents and invested assets.

We maintain a portfolio of energy sector fixed maturity securities AFS that is diversified across sub-sectors and issuers. This portfolio is primarily invested in higher quality, highly rated investment grade securities and is defensively positioned in sub-sectors which are less impacted by lower oil prices. During the year ended December 31, 2020, we reduced our exposure to such securities by 15%. Through our energy sector securities, we have exposure to the volatility in oil prices. During 2020, largely as a result of the COVID-19 Pandemic, there were wide fluctuations in oil prices. As a result of recovering oil prices and credit spread tightening in the fourth quarter of 2020, this securities portfolio increased in value during the year ended December 31, 2020, from an unrealized gain at December 31, 2019 of $607 million to an unrealized gain of $796 million at December 31, 2020.
Additional asset types within our investment portfolio may be impacted by the COVID-19 Pandemic, including fixed maturity securities AFS, mortgage loans, real estate and real estate joint ventures, private equity funds, hedge funds and lease investments.
We manage direct and indirect investment exposure in the selected countries, sectors and asset types through fundamental analysis and we continually monitor and adjust our level of investment exposure.
Investment Allowance for Credit Loss and Impairments - Overview
On January 1, 2020, we adopted the new credit loss guidance. See “— Summary of Critical Accounting Estimates — Investment Allowance for Credit Loss and Impairments.” For our mortgage loans and leveraged and direct financing leases, this new credit loss guidance requires that we incorporate the impact of both current and forecasted economic conditions and estimate expected lifetime credit loss in determining the ACL. Upon adoption of this new credit loss guidance, our ACL reflected the then current and forecasted economic conditions and our estimate of expected lifetime credit loss. Subsequently, we incorporated the effects of the COVID-19 Pandemic into our economic forecast, using available information, to reflect our best estimate, in determining the level of our ACL for mortgage loans and leveraged and direct financing leases.
Upon adoption of the new credit loss guidance, we increased our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments by $135 million, or 47%. During the year ended December 31, 2020, we increased our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments by another $137 million, or 47%. Our mortgage loan and lease ACL and liability for unfunded mortgage loan commitments totaled $561 million at December 31, 2020, an increase of 94% from December 31, 2019.
In accordance with this new credit loss guidance, an ACL is recorded for fixed maturity securities AFS for the amount of the credit loss instead of recording a reduction of the amortized cost as an impairment. During the year ended December 31, 2020, we recorded an ACL for our fixed maturity securities AFS of $51 million. As a result, our total investments-related ACL and liability for unfunded mortgage loan commitments totaled $612 million at December 31, 2020. During the year ended December 31, 2020, we recorded a charge for provisions for credit loss and impairments of $306 million, prior to the release of the ACL for securities subsequently sold or exchanged of $34 million.
The determination of the amount of our ACL and impairments on our investment portfolio is highly subjective. Our ACL is revised as conditions change and new information becomes available. Provisions for credit loss and impairments recognized in future quarters on our investment portfolio will depend primarily on future economic fundamentals, including the evolving impact of the COVID-19 Pandemic, performance of our issuers, borrowers, tenants and lessees, changes in credit ratings, collateral valuation and changes in estimated fair value. In upcoming periods, if there are changes in the above factors, provisions for credit loss and impairments may be recorded, as well as changes in the ACL for which a provision for credit loss was previously recorded.
Investment Portfolio Results
The reconciliation of net investment income under GAAP to adjusted net investment income, is presented below.

	For the Years Ended December 31,
	2020	2019
	(In millions)
Net investment income — GAAP basis	$10,250	$10,973
Investment hedge adjustments	568	273
Other	11	16
Adjusted net investment income (1)	$10,829	$11,262
__________________

(1)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
The following yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Years Ended December 31,
	2020		2019
Asset Class	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.37%	$6,518	4.76%	$6,841
Mortgage loans (3)	4.29%	2,836	4.84%	3,147
Real estate and real estate joint ventures	0.29%	20	2.36%	149
Policy loans	5.05%	305	5.05%	307
Equity securities	4.57%	25	4.95%	35
Other limited partnership interests (4)	12.36%	644	11.95%	560
Cash and short-term investments	1.18%	9	0.65%	9
Other invested assets		802		564
Investment income	4.60%	11,159	4.93%	11,612
Investment fees and expenses	(0.14)	(330)	(0.15)	(350)
Adjusted net investment income	4.46%	$10,829	4.78%	$11,262
______________
(1)We calculate yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes recognized gains (losses) and includes the impact of changes in foreign currency exchange rates. Average quarterly asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, the effects of consolidating under GAAP certain variable interest entities that are treated as consolidated securitization entities (“CSEs”) and contractholder-directed equity securities. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Investment income from fixed maturity securities includes amounts from FVO Securities of $48 million and $74 million for the years ended December 31, 2020 and 2019, respectively.
(3)Investment income from fixed maturity securities and mortgage loans includes prepayment fees.
(4)See “— Other Limited Partnership Interests” for discussion of results for the year ended December 31, 2020.
See “— Results of Operations — Consolidated Results — Adjusted Earnings” for an analysis of the period over period changes in investment portfolio results.
Fixed Maturity Securities AFS
The COVID-19 Pandemic contributed to financial market volatility, credit spread widening and equity market volatility during the year ended December 31, 2020. Governments and central banks around the world have responded with unprecedented fiscal and monetary policies, including reductions in the level of interest rates. See “— Current Environment.”
As a result of the interest rate reductions, partially offset by credit spread widening, during the year ended December 31, 2020, the net unrealized gain on our fixed maturity securities AFS increased $9.8 billion, from $15.2 billion at December 31, 2019 to $25.0 billion at December 31, 2020.

The following table presents fixed maturity securities AFS by type (public or private) and information about perpetual and redeemable securities held at:

	December 31, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS:
Publicly-traded	$136,486	75.3%	$130,174	76.8%
Privately-placed	44,854	24.7	39,390	23.2
Total fixed maturity securities AFS	$181,340	100.0%	$169,564	100.0%
Percentage of cash and invested assets	60.7%		60.4%
Perpetual and redeemable securities:
Perpetual securities included within fixed maturity securities AFS	$209		$198
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$602		$638
See Note 7 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Included within fixed maturity securities AFS are structured securities including residential mortgage-backed securities (“RMBS”), ABS and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”).
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
Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 9 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2020.

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
We have reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of our securities. Based on the results of this review and investment class analysis, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. See Note 9 of the Notes to the Consolidated Financial Statements for valuation approaches and key inputs by major category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy.

Fair Value of Fixed Maturity Securities AFS
Fixed maturity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	December 31, 2020
Level	Fixed Maturity Securities AFS
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$12,697	7.0%
Level 2
Independent pricing sources	148,591	81.9
Internal matrix pricing or discounted cash flow techniques	709	0.4
Significant other observable inputs	149,300	82.3
Level 3
Independent pricing sources	15,219	8.4
Internal matrix pricing or discounted cash flow techniques	3,956	2.2
Independent broker quotations	168	0.1
Significant unobservable inputs	19,343	10.7
Total estimated fair value	$181,340	100.0%
See Note 9 of the Notes to the Consolidated Financial Statements for the fixed maturity securities AFS fair value hierarchy.
The majority of the Level 3 fixed maturity securities AFS were concentrated in three sectors at December 31, 2020: foreign corporate securities, U.S. corporate securities and RMBS. During the year ended December 31, 2020, Level 3 fixed maturity securities AFS increased by $6.5 billion, or 51%. The increase was driven by purchases in excess of sales, transfers into Level 3 in excess of transfers out of Level 3 and an increase in estimated fair value recognized in other comprehensive income (loss). The increase in transfers into Level 3 for the year ended December 31, 2020, in part, was from market conditions including decreased liquidity decreased transparency of valuations and an increased use of unobservable inputs, principally for U.S. and foreign corporate securities.
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
Fixed Maturity Securities AFS Credit Quality — Ratings
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes. Historically, the NAIC assigned securities to one of six credit quality categories called “NAIC designations.” If no designation is available from the NAIC, then, as permitted by the NAIC, an internally developed designation is used. NAIC designations are generally similar to the credit quality ratings of the NRSRO for fixed maturity securities, except for certain non-agency RMBS and CMBS as described below.
Effective with year-end 2020 NAIC reporting, the NAIC implemented an expansion of the fixed maturity security rating classification from six to 20 categories. The NAIC retained the six NAIC designations and expanded with 20 “NAIC designation categories.” The NAIC designation categories correspond more closely to the NRSRO’s alpha-numeric credit quality ratings. The NAIC’s goal is to better align RBC charges on fixed maturity securities with the instruments’ actual credit risk. Effective with year-end 2020 regulatory reporting, insurers are required to report both the NAIC designation and the NAIC designation category for each fixed maturity security. The NAIC maintained the current RBC factors for NAIC designations 1-6 until the NAIC completes an impact analysis to confirm or refine the NAIC’s proposed new RBC factors for the 20 NAIC designation categories.

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
The following table presents total fixed maturity securities AFS by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, held by MetLife, Inc.'s insurance subsidiaries that maintain the NAIC statutory basis of accounting, which are presented using revised NAIC methodologies. NRSRO ratings are as of the dates shown below. Over time, credit ratings can migrate, up or down, through the NRSRO continuous monitoring process. As of December 31, 2020, securities are presented net of ACL, reflecting the adoption of new credit loss guidance on January 1, 2020. As of December 31, 2019, securities are presented at amortized cost in accordance with prior guidance. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for further information.

		December 31,
		2020				2019
NAIC Designation	NRSRO Rating	Amortized Cost net of ACL	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$100,752	$17,377	$118,129	65.2%	$98,148	$10,952	$109,100	64.3%
2	Baa	44,673	7,176	51,849	28.6	45,608	4,032	49,640	29.3
	Subtotal investment grade	145,425	24,553	169,978	93.8	143,756	14,984	158,740	93.6
3	Ba	7,597	416	8,013	4.4	7,527	219	7,746	4.6
4	B	2,896	10	2,906	1.6	2,674	20	2,694	1.6
5	Caa and lower	403	(17)	386	0.2	436	(55)	381	0.2
6	In or near default	51	6	57	—	4	(1)	3	—
	Subtotal below investment grade	10,947	415	11,362	6.2	10,641	183	10,824	6.4
	Total fixed maturity securities AFS	$156,372	$24,968	$181,340	100.0%	$154,397	$15,167	$169,564	100.0%

The following tables present total fixed maturity securities AFS, based on estimated fair value, by sector and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for non-agency RMBS and CMBS, which are presented using the revised NAIC methodologies:

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
December 31, 2020
U.S. corporate	$27,202	$26,984	$4,053	$1,870	$282	$18	$60,409
Foreign corporate	9,111	19,908	2,689	509	62	—	32,279
U.S. government and agency	30,299	472	—	—	—	—	30,771
RMBS	23,266	614	181	134	13	18	24,226
ABS	11,132	1,186	172	85	—	—	12,575
Municipals	8,702	261	20	—	—	—	8,983
CMBS	5,947	243	358	250	10	21	6,829
Foreign government	2,470	2,181	540	58	19	—	5,268
Total fixed maturity securities AFS	$118,129	$51,849	$8,013	$2,906	$386	$57	$181,340
Percentage of total	65.2%	28.6%	4.4%	1.6%	0.2%	—%	100.0%
December 31, 2019
U.S. corporate	$24,835	$26,420	$4,929	$1,955	$320	$—	$58,459
Foreign corporate	9,049	18,859	1,874	481	38	—	30,301
U.S. government and agency	28,817	431	—	—	—	—	29,248
RMBS	22,273	336	95	59	7	3	22,773
ABS	8,958	987	237	19	—	—	10,201
Municipals	7,552	274	30	—	—	—	7,856
CMBS	5,488	52	96	84	—	—	5,720
Foreign government	2,128	2,281	485	96	16	—	5,006
Total fixed maturity securities AFS	$109,100	$49,640	$7,746	$2,694	$381	$3	$169,564
Percentage of total	64.3%	29.3%	4.6%	1.6%	0.2%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a diversified portfolio of corporate fixed maturity securities AFS across industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at December 31, 2020. The top 10 holdings comprised 2% of total investments at both December 31, 2020 and 2019. The table below presents our U.S. and foreign corporate securities holdings by industry at:

	December 31,
	2020		2019
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$28,548	30.8%	$28,474	32.1%
Finance	19,606	21.2	18,202	20.5
Consumer	19,086	20.6	18,893	21.3
Utility	16,298	17.6	14,608	16.5
Communications	7,092	7.6	6,795	7.6
Other	2,058	2.2	1,788	2.0
Total	$92,688	100.0%	$88,760	100.0%
As a result of current economic conditions, including the effects of the COVID-19 Pandemic, we have experienced stress within certain sub-sectors of our industrial and consumer corporate securities portfolios, principally in Energy, Airports, Cruise Lines / Leisure, Airlines, Restaurants and Lodging. See “— Current Environment — Selected Country and Sector Investments.”
Structured Products
We held $43.6 billion and $38.7 billion of Structured Products, at estimated fair value, at December 31, 2020 and 2019, respectively, as presented in the RMBS, ABS and CMBS sections below.
RMBS
Our RMBS portfolio is diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2020			2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$13,661	56.4%	$1,204	$12,932	56.8%	$1,029
Pass-through mortgage-backed securities	10,565	43.6	470	9,841	43.2	268
Total RMBS	$24,226	100.0%	$1,674	$22,773	100.0%	$1,297
Risk profile
Agency	$15,579	64.3%	$1,032	$14,810	65.0%	$629
Prime	1,399	5.8	35	1,003	4.4	47
Alt-A	3,501	14.4	291	3,143	13.8	336
Sub-prime	3,747	15.5	316	3,817	16.8	285
Total RMBS	$24,226	100.0%	$1,674	$22,773	100.0%	$1,297
Ratings profile
Rated Aaa/AAA	$17,442	72.0%		$16,067	70.6%
Designated NAIC 1	$23,266	96.0%		$22,273	97.8%

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
The majority of our RMBS holdings were rated Aaa/AAA and were designated NAIC 1 at December 31, 2020 and 2019. Agency RMBS were guaranteed or otherwise supported by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-agency RMBS include prime, alternative residential mortgage loans (“Alt-A”) and sub-prime RMBS. Prime residential mortgage lending includes the origination of residential mortgage loans to the most creditworthy borrowers with high quality credit profiles. Alt-A is a classification of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles.
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
ABS
Our ABS portfolio is diversified by collateral type and issuer. The following table presents our ABS portfolio by collateral type and ratings profile at:

	December 31,
	2020			2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Collateralized obligations (1)	$7,405	58.9%	$(2)	$6,398	62.7%	$(43)
Consumer loans	1,179	9.4	36	925	9.1	6
Student loans	789	6.3	7	907	8.9	2
Credit card loans	600	4.8	11	202	2.0	4
Automobile loans	560	4.4	12	530	5.2	5
Foreign residential loans	198	1.6	(2)	270	2.6	(2)
Other loans	1,844	14.6	57	969	9.5	14
Total	$12,575	100.0%	$119	$10,201	100.0%	$(14)
Ratings profile
Rated Aaa/AAA	$6,584	52.4%		$5,287	51.8%
Designated NAIC 1	$11,132	88.5%		$8,958	87.8%
______________
(1)Includes primarily collateralized loan obligations.

CMBS
Our CMBS portfolio is comprised primarily of securities collateralized by multiple commercial mortgage loans and is diversified by property type, borrower, geography and vintage year. The following tables present our CMBS portfolio by NRSRO rating and vintage year. As of December 31, 2020, securities are presented net of ACL, reflecting the adoption of new credit loss guidance on January 1, 2020. As of December 31, 2019, securities are presented at amortized cost in accordance with the prior guidance. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for further information.

	December 31, 2020
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value	Amortized Cost net of ACL	Estimated Fair Value
	(Dollars in millions)
2003 - 2013	$555	$588	$622	$639	$292	$282	$71	$67	$110	$94	$1,650	$1,670
2014	206	220	284	300	92	93	10	9	—	—	592	622
2015	325	349	35	38	31	32	3	3	—	—	394	422
2016	165	182	26	28	13	13	—	—	—	—	204	223
2017	377	404	317	340	94	95	—	—	—	—	788	839
2018	963	1,070	327	351	130	135	10	9	—	—	1,430	1,565
2019	506	525	60	61	133	135	—	—	—	—	699	721
2020	513	525	157	162	76	80	—	—	—	—	746	767
Total	$3,610	$3,863	$1,828	$1,919	$861	$865	$94	$88	$110	$94	$6,503	$6,829
Ratings Distribution		56.5%		28.1%		12.7%		1.3%		1.4%		100.0%

	December 31, 2019
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2013	$681	$712	$683	$706	$295	$303	$20	$20	$52	$41	$1,731	$1,782
2014	147	155	308	319	67	70	—	—	—	—	522	544
2015	295	307	35	37	26	27	—	—	—	—	356	371
2016	166	173	41	41	13	14	—	—	—	—	220	228
2017	338	349	332	342	103	105	—	—	—	—	773	796
2018	951	1,007	335	350	146	152	—	—	—	—	1,432	1,509
2019	258	259	66	66	165	165	—	—	—	—	489	490
Total	$2,836	$2,962	$1,800	$1,861	$815	$836	$20	$20	$52	$41	$5,523	$5,720
Ratings Distribution		51.8%		32.5%		14.6%		0.4%		0.7%		100.0%
The tables above reflect NRSRO ratings including Moody’s, S&P, Fitch and Morningstar, Inc. CMBS designated NAIC 1 were 87.1% and 95.9% of total CMBS at December 31, 2020 and 2019, respectively.
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 7 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net provision (release) for credit loss, as well as gross gains and gross losses on fixed maturity securities AFS sold at and for the years ended December 31, 2020 and 2019.

Overview of Credit Loss on Fixed Maturity Securities AFS
Excluding the impact of securities with an ACL that were subsequently sold or exchanged and the related release of the ACL, the provision for credit loss on fixed maturity securities AFS was $85 million for the year ended December 31, 2020, as compared to $39 million for the year ended December 31, 2019. The provision for credit loss on U.S. corporate securities and foreign corporate securities was $79 million for the year ended December 31, 2020, which was concentrated in industrial and consumer securities, as a result of market driven and issuer specific factors, primarily in the energy, communications, consumer cyclical and consumer non-cyclical sectors. The provision for credit loss on foreign government securities was $6 million for the year ended December 31, 2020, which was concentrated in Argentine foreign currency denominated sovereign securities, as a result of their default in 2020.
The release of the ACL for securities that were subsequently sold or exchanged was $34 million for the year ended December 31, 2020. Including the impact of these releases and impact of intent-to-sell impairments of $51 million, the net provision for credit loss on fixed maturity securities AFS was $101 million for the year ended December 31, 2020.
See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for information on new credit loss guidance adopted on January 1, 2020 affecting the credit loss evaluation process and the measurement of credit loss; and a summary of the similarities and the differences of this new credit loss guidance with the previous guidance.
Future Credit Losses
Provisions for credit loss recognized in future quarters on fixed maturity securities AFS will depend primarily on future economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation. In upcoming periods, if there are changes in the above factors, provisions for credit loss may be recorded, as well as changes in the ACL on securities for which a provision for credit loss was previously recorded.
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
Mortgage Loans
Our mortgage loans held-for-investment are principally collateralized by commercial, agricultural and residential properties. Mortgage loans held-for-investment are carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2020				2019
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$38,528	57.7%	$199	0.5%	$37,311	56.9%	$186	0.5%
Agricultural	16,426	24.6	97	0.6%	15,705	23.9	49	0.3%
Residential	11,803	17.7	221	1.9%	12,575	19.2	54	0.4%
Total	$66,757	100.0%	$517	0.8%	$65,591	100.0%	$289	0.4%
The carrying value of all mortgage loans, net of ACL, was 22.2% and 23.4% of cash and invested assets at December 31, 2020 and 2019, respectively.
Our commercial, agricultural and residential mortgage loan portfolios are subject to uncertain market conditions, including the effects of the COVID-19 Pandemic. As a result of the COVID-19 Pandemic, during the year ended December 31, 2020, we granted concessions (e.g., payment deferrals and other loan modifications) to certain of our commercial mortgage loan borrowers (principally in the hotel and retail sectors) and residential mortgage loan borrowers and, to a much lesser extent, some of our agricultural mortgage loan borrowers. See Note 7 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions. See also “— Commercial Mortgage Loans by Geographic Region and Property Type.”

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan held-for-investment portfolios, 87% are collateralized by properties located in the United States, with the remaining 13% collateralized by properties located outside the United States, which includes 5% of properties located in the U.K. and 4% of properties located in Mexico, at December 31, 2020. The carrying values of our commercial and agricultural mortgage loans held-for-investment located in California, New York and Texas were 18%, 9% and 7%, respectively, of total commercial and agricultural mortgage loans held-for-investment at December 31, 2020. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan held-for-investment portfolio in a similar manner to reduce risk of concentration. The carrying values of our residential mortgage loans located in California, Florida, and New York were 35%, 10%, and 8%, respectively, of total residential mortgage loans at December 31, 2020.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans held-for-investment at:

	December 31,
	2020		2019
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$7,946	20.6%	$8,046	21.6%
Middle Atlantic	6,075	15.8	6,236	16.7
Non-U.S.	5,927	15.4	5,968	16.0
South Atlantic	5,673	14.7	5,298	14.2
West South Central	3,033	7.9	3,325	8.9
East North Central	1,851	4.8	2,558	6.9
New England	1,335	3.5	877	2.3
Mountain	1,154	3.0	1,078	2.9
West North Central	583	1.5	575	1.5
East South Central	475	1.2	355	1.0
Multi-Region and Other	4,476	11.6	2,995	8.0
Total amortized cost	38,528	100.0%	37,311	100.0%
Less: ACL	199		186
Carrying value, net of ACL	$38,329		$37,125
Property Type
Office	$17,388	45.1%	$17,122	45.9%
Apartment	6,103	15.8	5,933	15.9
Retail	5,917	15.4	6,054	16.2
Industrial	4,382	11.4	3,416	9.2
Hotel	2,681	7.0	2,807	7.5
Other	2,057	5.3	1,979	5.3
Total amortized cost	38,528	100.0%	37,311	100.0%
Less: ACL	199		186
Carrying value, net of ACL	$38,329		$37,125
__________________

Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt-service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios. See “— Mortgage Loan Credit Quality — Monitoring Process” for further information and Note 7 of the Notes to the Consolidated Financial Statements for a distribution of our commercial mortgage loans by DSCR and LTV ratios. Excluding loans with a COVID-19 Pandemic-related payment deferral, 100% of our commercial mortgage loan portfolio was current at December 31, 2020. See Note 7 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions.
Mortgage Loan Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans by credit quality indicator and loans that are current, past due, restructured and under foreclosure. See Note 7 of the Notes to the Consolidated Financial Statements for further information regarding mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans.
We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios, DSCR and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher LTV ratios and lower DSCR and loans with a COVID-19 Pandemic-related payment deferral. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher LTV ratios. Agricultural mortgage loans are reviewed on an ongoing basis which include, but are not limited to, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios and borrower creditworthiness, including reviews on a geographic and property-type basis. We review our residential mortgage loans on an ongoing basis, with a focus on higher risk loans, such as nonperforming loans. See Note 7 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related ACL methodology.
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 58% and 55% at December 31, 2020 and 2019 respectively, and our average DSCR was 2.4x and 2.3x at December 31, 2020 and 2019, respectively. The DSCR and the values utilized in calculating the ratio, are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 47% and 46% at December 31, 2020 and 2019, respectively. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Loss. Our ACL is established for both pools of loans with similar risk characteristics and for mortgage loans with dissimilar risk characteristics, collateral dependent loans and reasonably expected troubled debt restructurings, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected.
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of our mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL, as of and for the years ended December 31, 2020 and 2019.
See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for information on the new credit loss guidance adopted in 2020 affecting the credit loss evaluation process and the measurement of credit loss effective January 1, 2020, as well as a summary of the similarities and the differences of this new credit loss guidance with the previous guidance.

Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate and, to a lesser extent, joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a run-off portfolio. The carrying value of real estate and real estate joint ventures was $7.5 billion and $6.7 billion, or 2.5% and 2.4% of cash and invested assets, at December 31, 2020 and 2019, respectively.
As a result of the COVID-19 Pandemic, certain of our real estate investments, principally hotel properties, experienced a reduction in income during the year ended December 31, 2020 as compared to the year ended December 31, 2019. We lease investment real estate, principally commercial real estate, for office and retail use, through a variety of operating lease arrangements. In response to the COVID-19 Pandemic, during the year ended December 31, 2020, we granted lease concessions (e.g., rent payment deferrals) to some of our lessees. In addition, we have interests in certain unconsolidated real estate joint ventures which have granted COVID-19 Pandemic-related lease concessions. See Note 7 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related lease concessions.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio has significantly appreciated since acquisition to a $4.5 billion unrealized gain position at December 31, 2020 that is available to absorb valuation declines from the current economic conditions. We continuously monitor expected future cash flows of our real estate investments and incorporate them into our periodic impairment analyses. As a result of the COVID-19 Pandemic, we performed impairment analyses during the year ended December 31, 2020, which included updated estimates of expected future cash flows. As a result of our impairment analyses, we recorded one impairment during the year ended December 31, 2020 for $13 million. This impairment was recorded in net investment income as the investment is in a real estate fund. There were no impairments recognized in net investment gains (losses) on real estate and real estate joint ventures for the year ended December 31, 2020. There were $10 million in impairments recognized for the year ended December 31, 2019.
We diversify our real estate investments by both geographic region and property type to reduce risk of concentration. See Note 7 of the Notes to the Consolidated Financial Statements for a summary of real estate investments, by income type, as well as income earned.
Geographical diversification: Substantially all of our real estate investments, excluding funds, were located in the United States at December 31, 2020. The carrying value of our real estate investments, excluding funds, located in California, Washington, D.C. and Georgia were 17%, 16% and 12%, respectively, of total real estate investments, excluding funds, at December 31, 2020. Real estate funds were 29% of our real estate investments at December 31, 2020. The majority of these funds hold underlying real estate investments that are well diversified across the United States.
Property type diversification: Real estate and real estate joint venture investments are categorized by property type as follows at:

	December 31,
	2020		2019
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$2,249	30.1%	$1,862	28.0%
Real estate funds	2,154	28.8	1,874	28.1
Apartment	965	12.9	959	14.4
Retail	625	8.4	640	9.6
Hotel	501	6.6	493	7.4
Industrial	371	5.0	328	4.9
Land	312	4.2	177	2.7
Agriculture	20	0.3	21	0.3
Other	281	3.7	305	4.6
Total real estate and real estate joint ventures	$7,478	100.0%	$6,659	100.0%

Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2020 and 2019, the carrying value of other limited partnership interests was $5.8 billion and $5.0 billion, which included $271 million and $238 million of hedge funds, respectively. Other limited partnership interests were 1.9% and 1.8% of cash and invested assets at December 31, 2020 and 2019, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
We use the equity method of accounting for most of our private equity funds. We generally recognize our share of a private equity fund’s earnings in net investment income on a three-month lag when the information is reported to us. Accordingly, declines in the equity markets, which can impact the underlying results of these private equity funds, are recorded in our net investment income on a three-month lag. As a result of initial declines in the equity market followed by subsequent increases in the equity market in 2020, we recorded higher net investment income on our private equity and hedge fund investments during the year ended December 31, 2020, as compared to the prior year.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2020		2019
	Carrying Value	% of Total	Carrying Value	% of Total
Asset Type
		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$9,318	52.6%	$8,080	47.6%
Affiliated investments	2,058	11.6%	2,225	13.1%
Tax credit and renewable energy partnerships	1,748	9.9%	1,990	11.7%
Annuities funding structured settlement claims	1,263	7.1%	1,271	7.5%
Leveraged leases	816	4.6%	896	5.3%
FHLB common stock	765	4.3%	737	4.3%
FVO Securities	688	3.9%	523	3.1%
Equity securities	409	2.3%	601	3.5%
Operating joint venture	216	1.2%	234	1.4%
Funds withheld	191	1.1%	173	1.1%
Direct financing leases	176	1.0%	189	1.1%
Other	75	0.4%	60	0.3%
Total	$17,723	100.0%	$16,979	100.0%
Percentage of cash and invested assets	5.9%		6.1%
Our direct financing and leveraged lease portfolios are subject to uncertain market conditions, including the effects of the COVID-19 Pandemic and related economic slowdown. In response to the COVID-19 Pandemic, during the year ended December 31, 2020, we granted lease concessions, primarily in the form of rent deferrals, to some of our lessees. See Note 7 of the Notes to the Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related direct financing lease concessions.
See Note 7 of the Notes to the Consolidated Financial Statements for information on the new credit loss guidance adopted in 2020 affecting the credit loss evaluation process and the measurement of credit loss, including direct financing and leveraged leases effective January 1, 2020.
See Notes 1, 7 and 8 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, annuities funding structured settlement claims, direct financing and leveraged leases, Federal Home Loan Bank (“FHLB”) common stock, FVO Securities, equity securities, operating joint ventures and funds withheld, as well as, gains (losses) on disposals of, and impairments of, tax credit and renewable energy partnerships, and leveraged lease impairment losses.

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 8 of the Notes to the Consolidated Financial Statements for:
•A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2020 and 2019.
•The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2020, 2019 and 2018.
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
Derivatives categorized as Level 3 at December 31, 2020 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; interest rate total return swaps with unobservable repurchase rates; foreign currency swaps with certain unobservable inputs, including the unobservable portion of the yield curve; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. At December 31, 2020, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31,
	2020		2019
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$886	$(1)	$888	$(7)
Written	6,961	126	8,711	199
Total	$7,847	$125	$9,599	$192
__________________
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Years Ended December 31,
	2020			2019
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$28	$(34)	$(6)	$2	$(27)	$(25)
Written (1)	31	(109)	(78)	179	(7)	172
Total	$59	$(143)	$(84)	$181	$(34)	$147
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The unfavorable change in net gains (losses) on written credit default swaps was $250 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to certain credit spreads on certain credit default swaps used as replications widening in the current period and narrowing in the prior period.
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

Off-Balance Sheet Arrangements
Credit Facility
See “— Liquidity and Capital Resources — Liquidity and Capital Sources — Global Funding Sources — Credit Facility” and Note 11 of the Notes to the Consolidated Financial Statements for information regarding the Credit Facility, including the classification of expenses and the nature of the associated liability for letters of credit issued and drawdowns on the Credit Facility.
Collateral for Securities Lending, Repurchase Agreements and Derivatives
We participate in securities lending transactions and repurchase agreements in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending and repurchase agreements from counterparties, which is not reflected on our consolidated financial statements. The amount of this non-cash collateral was $1 million and $0 at estimated fair value at December 31, 2020 and 2019, respectively. See Notes 1 and 7 of the Notes to the Consolidated Financial Statements for further discussion of our securities lending transactions and repurchase agreements, the classification of revenues and expenses, and the nature of the secured financing arrangements and associated liabilities.
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our consolidated balance sheets. The amount of this non-cash collateral was $1.3 billion at estimated fair value, at both December 31, 2020 and 2019. See “— Liquidity and Capital Resources — Liquidity and Capital Uses — Pledged Collateral” and Note 8 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 16 of the Notes to the Consolidated Financial Statements for further information about these investment commitments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 7 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Investments — Fixed Maturity Securities AFS,” “— Investments — Mortgage Loans,” “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests.”
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $2.2 billion at both December 31, 2020 and 2019. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $91.3 billion and $87.6 billion at December 31, 2020 and 2019, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
Under certain stressful market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. A downgrade in our insurer financial strength or credit ratings, or the credit ratings or insurer financial strength ratings of MetLife, Inc. or its other subsidiaries could also negatively affect our liquidity. See “— Rating Agencies.” If we require significant amounts of cash on short notice in excess of anticipated cash requirements or if we are required to post or return cash collateral in connection with derivatives or our securities lending program, we may have difficulty selling investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. In addition, in the event of such forced sale, for securities in an unrealized loss position, realized losses would be incurred on securities sold and impairments would be incurred, if there is a need to sell securities prior to recovery, which may negatively impact our financial condition. See “Risk Factors — Investment Risks — We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value.”
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
Statutory Capital and Dividends
Metropolitan Life Insurance Company has statutory surplus well above levels to meet current regulatory requirements.
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
Affiliated Captive Reinsurance Transactions
Metropolitan Life Insurance Company cedes specific policy classes, including ordinary life insurance, participating whole life insurance and long-term disability insurance, to a wholly-owned offshore reinsurer. The wholly-owned offshore reinsurer currently only reinsures Metropolitan Life Insurance Company’s business and the results of the offshore reinsurer are eliminated within our consolidated results of operations. MetLife, Inc. has also provided a guarantee of the wholly-owned offshore reinsurer’s payment obligations in a retrocession agreement entered into by the reinsurer. In addition, Metropolitan Life Insurance Company cedes specific policy classes, including term life insurance, universal life insurance and ordinary and industrial life insurance, to other affiliated captive reinsurers. MetLife, Inc. has committed to maintain the surplus of the other affiliated captive reinsurers, as well as provide a guarantee of one such captive reinsurer’s repayment obligations on letters of credit issued by unaffiliated financial institutions. The statutory reserves of such affiliated captive reinsurers are supported by a combination of funds withheld assets, investment assets and the letters of credit. We enter into reinsurance agreements with affiliated captive reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements related to universal life and term life insurance policies and other business.
The NYDFS continues to have a moratorium on new reserve financing transactions involving captive insurers. We are not aware of any states other than New York and California implementing such a moratorium. While such a moratorium would not impact our existing reinsurance agreements with affiliated captive reinsurers, a moratorium placed on the use of captives for new reserve financing transactions could impact our ability to write certain products and/or impact our RBC ratio and ability to deploy excess capital in the future. This could result in our need to increase prices, modify product features or limit the availability of those products to our customers. While this affects insurers across the industry, it could adversely impact our competitive position and our results of operations in the future. We continue to evaluate product modifications, pricing structure and alternative means of managing risks, capital and statutory reserves and we expect the discontinued use of captive reinsurance on new reserve financing transactions would not have a material impact on our future consolidated financial results. See Note 5 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.

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
A downgrade in our insurer financial strength or credit ratings, or the credit ratings or insurer financial strength ratings of MetLife, Inc. or its other subsidiaries would likely impact us in the following ways, including:
•impact our ability to generate cash flows from the sale of funding agreements and other capital market products offered by our RIS business;
•impact the cost and availability of financing for MetLife, Inc. and its subsidiaries, including Metropolitan Life Insurance Company; and
•result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting investments held by the entities subject to the agreements. See “— Liquidity and Capital Uses — Pledged Collateral.”
See also “Risk Factors — Economic Environment and Capital Markets Risks — We May Lose Business Due to a Downgrade or a Potential Downgrade in Financial Strength or Credit Ratings.”

Summary of Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Sources:
Operating activities, net	$2,937	$6,142
Net change in policyholder account balances	2,791	—
Net change in payables for collateral under securities loaned and other transactions	2,757	1,893
Long-term debt issued	128	—
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	4	3
Total sources	8,617	8,038
Uses:
Investing activities, net	3,235	2,184
Net change in policyholder account balances	—	522
Long-term debt repaid	97	28
Financing element on certain derivative instruments and other derivative related transactions, net	40	175
Dividends paid to MetLife, Inc.	2,832	3,065
Other, net	3	19
Total uses	6,207	5,993
Net increase (decrease) in cash and cash equivalents	$2,410	$2,045
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Metropolitan Life Insurance Company is a member of the FHLB of New York. For the years ended December 31, 2020 and 2019, we issued $32.3 billion and $30.0 billion, respectively, and repaid $31.5 billion and $29.8 billion, respectively, of funding agreements with the FHLB of New York. At December 31, 2020 and 2019, total obligations outstanding under these funding agreements were $15.2 billion and $14.4 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2020 and 2019, we issued $39.3 billion and $37.3 billion, respectively, and repaid $36.7 billion and $36.4 billion, respectively, under such funding agreements. At December 31, 2020 and 2019, total obligations outstanding under these funding agreements were $38.8 billion and $34.6 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural mortgage loans. For the years ended December 31, 2020 and 2019, we issued $250 million and $700 million, respectively, and repaid $425 million and $700 million, respectively, under such funding agreements. At December 31, 2020 and 2019, total obligations outstanding under these funding agreements were $2.4 billion and $2.6 billion, respectively. See Note 3 of the Notes to the Consolidated Financial Statements.
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

Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt excluding long-term debt relating to CSEs at:

	December 31,
	2020	2019
	(In millions)
Short-term debt (1)	$120	$128
Long-term debt (2)	$1,614	$1,543
______________
(1)Includes $20 million and $29 million of debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2020 and 2019, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $474 million and $403 million of debt that is non-recourse to the Company, subject to customary exceptions, at December 31, 2020 and 2019, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2020.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of Primary Sources and Uses of Liquidity and Capital” and “— Contractual Obligations,” the Company’s primary uses of liquidity and capital are set forth below.
Dividends
For the years ended December 31, 2020 and 2019, Metropolitan Life Insurance Company paid cash dividends to MetLife, Inc. of $2.8 billion and $3.1 billion, respectively. See Note 12 of the Notes to the Consolidated Financial Statements.
Debt Repayments
See Note 11 of the Notes to the Consolidated Financial Statements for information on long-term and short-term debt.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the years ended December 31, 2020 and 2019, general account surrenders and withdrawals from annuity products were $1.3 billion and $1.8 billion, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2020, there were funding agreements totaling $132 million that could be put back to the Company.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2020 and 2019, we had received pledged cash collateral from counterparties of $6.3 billion and $5.3 billion, respectively, and provided no excess cash collateral for either period. See Note 8 of the Notes to the Consolidated Financial Statements.

We also pledge collateral from time to time in connection with funding agreements. See Note 3 of the Notes to the Consolidated Financial Statements.
Securities Lending and Repurchase Agreements
We participate in a securities lending program and in short-term repurchase agreements whereby securities are loaned to unaffiliated financial institutions. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $16.8 billion and $15.1 billion at December 31, 2020 and 2019, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 7 of the Notes to the Consolidated Financial Statements.
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
Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2020:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$246,573	$11,914	$12,930	$12,715	$209,014
Policyholder account balances	100,828	27,583	21,217	9,236	42,792
Payables for collateral under securities loaned and other transactions	23,122	23,122	—	—	—
Debt	2,891	269	194	907	1,521
Investment commitments	6,659	6,487	154	16	2
Operating leases	932	129	242	209	352
Other	22,825	22,719	—	—	106
Total	$403,830	$92,223	$34,737	$23,083	$253,787
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

The sum of the estimated cash flows of $246.6 billion exceeds the liability amounts of $144.7 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
The sum of the estimated cash flows of $100.8 billion exceeds the liability amount of $96.6 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending, repurchase agreements and derivatives. As these transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table above. We also held non-cash collateral, which is not reflected as a liability on the consolidated balance sheet, of $1.3 billion at December 31, 2020.
Debt
Amounts presented for debt include short-term debt and long-term debt, the total of which differs from the total of the corresponding amounts presented on the consolidated balance sheet as the amounts presented herein (i) do not include premiums or discounts upon issuance or purchase accounting fair value adjustments; (ii) include future interest on such obligations for the period from January 1, 2021 through maturity; and (iii) do not include long-term debt relating to CSEs at December 31, 2020 as such debt does not represent our contractual obligation. Future interest on variable rate debt was computed using prevailing rates at December 31, 2020 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations for the period from January 1, 2021 through maturity. Total debt at December 31, 2020 included affiliated debt obligations of $1.6 billion.
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
Other
Other obligations presented are principally comprised of amounts due under reinsurance agreements, payables related to securities purchased but not yet settled, securities sold short, accrued interest on debt obligations, estimated fair value of derivative obligations, deferred compensation arrangements, guaranty liabilities, and accruals and accounts payable due under contractual obligations, which are all reported in other liabilities on the consolidated balance sheet. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category. Items reported in other liabilities on the consolidated balance sheet that were excluded from the table represent accounting conventions or are not liabilities due under contractual obligations. Unrecognized tax benefits and related accrued interest totaling $48 million were excluded as the timing of payment could not be reliably determined at December 31, 2020.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
We also enter into agreements to purchase goods and services in the normal course of business; however, such amounts are excluded as these purchase obligations were not material to our consolidated results of operations or financial position at December 31, 2020.
Additionally, we have agreements in place for intercompany services we conduct, generally at cost, relating to insurance, reinsurance, loans and capitalization. Intercompany transactions have been eliminated in consolidation. Transactions between Metropolitan Life Insurance Company and its subsidiaries and affiliates have been approved by the appropriate insurance regulators as required.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.
Non-GAAP and Other Financial Disclosures
In this report, the Company presents certain measures of its performance that are not calculated in accordance with GAAP. We believe that these non-GAAP financial measures enhance the understanding for the Company and our investors of our performance by highlighting the results of operations and the underlying profitability drivers of our business.
The following non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	adjusted premiums, fees and other revenues	(i)	premiums, fees and other revenues
(ii)	adjusted earnings	(ii)	net income (loss)
(iii)	adjusted net investment income	(iii)	net investment income
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
•Allocated equity is the portion of common stockholders’ equity that MetLife’s management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “— Economic Capital.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk, which we conduct through multiple Board and senior management committees (financial and non-financial) across MetLife, Inc.’s Global Risk Management, ALM, Finance, Treasury, Investments and business segment departments. The risk committee structure is designed to provide a consolidated enterprise-wide assessment and management of risk. MetLife, Inc.’s Enterprise Risk Committee (“ERC”) is responsible for reviewing all material risks to the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks. Additional committees at the MetLife, Inc. and subsidiary company level manage capital and risk positions and establish corporate business standards.
Global Risk Management
Independent from the lines of business, the centralized Global Risk Management department, led by MetLife, Inc.’s Chief Risk Officer (“CRO”) coordinates across all committees to ensure that all material risks are properly identified, measured, aggregated, managed and reported across the Company. The CRO reports to MetLife, Inc.’s Chief Executive Officer (“CEO”) and is primarily responsible for maintaining and communicating the Company’s enterprise risk policies and for monitoring and analyzing all material risks.
Global Risk Management considers and monitors a full range of risks against the Company’s solvency, liquidity, earnings, business operations and reputation. Global Risk Management’s primary responsibilities consist of:
•implementing an enterprise risk framework, which outlines MetLife, Inc.’s enterprise approach for managing risk;
•developing policies and procedures for identifying, managing, measuring, monitoring and controlling those risks identified in the enterprise risk framework;
•coordinating ORSA for MetLife, Inc.’s Board and senior management and regulator use;
•establishing appropriate enterprise risk tolerance levels;
•recommending risk appetite statements and investment general authorizations to the Board;
•measuring capital on an economic basis; and
•reporting to (i) the Finance and Risk Committee of MetLife, Inc.’s Board of Directors; (ii) the Investment Committee of MetLife, Inc.’s Board of Directors; (iii) the Compensation Committee of MetLife, Inc.’s Board of Directors; (iv) the Finance Committee of Metropolitan Life Insurance Company’s Board of Directors; and (v) the financial and non-financial senior management committees of each of MetLife, Inc. and Metropolitan Life Insurance Company on various aspects of risk.

Asset/Liability Management
We actively manage our assets using an approach that is liability driven and balances quality, diversification, asset/liability matching, liquidity, concentration and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably aligned on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM, Global Risk Management, and Investments departments, with the engagement of senior members of MetLife, Inc.’s business segments and Finance, and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving investment guidelines and limits, approving significant portfolio and ALM strategies and providing oversight of the ALM process. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage risk by geography, product or portfolio type. The ALM Steering Committee oversees the activities of the underlying ALM Committees and Working Groups. The ALM Steering Committee reports to the ERC.
MetLife, Inc. establishes portfolio guidelines that define ranges and limits related to asset allocation, interest rate risk, liquidity, concentration and other risks for each major business segment, legal entity or insurance product group. These guidelines support implementation of investment strategies used to adequately fund our liabilities within acceptable levels of risk. We also establish hedging programs and associated investment portfolios for different blocks of business. The ALM Working Groups monitor these strategies and programs through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, value at risk, market sensitivities (to interest rates, equity market levels, equity volatility, and foreign currency exchange rates), stress scenario payoffs, liquidity, asset sector concentration and credit quality.
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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities and derivatives, as well as our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include debt, policyholder account balances related to certain investment type contracts, and embedded derivatives on variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. The interest rate sensitive liabilities for purposes of this disclosure exclude a significant portion of the liabilities relating to insurance contracts. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions.”
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

Interest Rate Risk Management
To manage interest rate risk, we analyze interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The NYDFS regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. We maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. In the United States, for each segment, invested assets greater than or equal to the GAAP liabilities, net of certain non-invested assets allocated to the segment, are maintained, with any excess allocated to Corporate & Other. Statutory results for each line of business within a business segment may differ based on product-related market characteristics which may affect the duration, liquidity or credit quality elements of the investment strategy for a particular business segment.
We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality, morbidity and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.
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
Foreign Currency Exchange Rate Risk Management
MetLife, Inc. has a well-established policy to manage foreign currency exchange rate exposures within MetLife, Inc.’s risk tolerance. In general, investments backing specific liabilities are currency matched. This is achieved through direct investments in matching currency or through the use of foreign currency exchange derivatives. Enterprise foreign currency exchange rate risk limits are established by the ERC. Management of each of the Company’s segments, with oversight from MetLife, Inc.’s FX Working Group and the ALM committee for the respective segment, is responsible for managing any foreign currency exchange rate exposure. The general authorizations of the Investment Committee of MLIC also set limits on unhedged foreign currency investment exposure.
We use foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments and the sale of certain insurance products.
Equity Market Risk Management
We manage equity market risk on an integrated basis with other risks through ALM strategies, including the dynamic hedging of certain variable annuity guarantee benefits, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. These derivatives include exchange-traded equity futures, equity index options contracts, TRRs and equity variance swaps. This risk is managed by the ALM Department in partnership with the Investments Department.

Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on financial results under different accounting regimes, including U.S. GAAP and local statutory accounting. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:
•Risks Related to Guaranteed Benefits — We use a wide range of derivative contracts to mitigate the risk associated with living guarantee benefits. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options, TRRs, interest rate option contracts and equity variance swaps.
•Minimum Interest Rate Guarantees — For certain liability contracts, we provide the contractholder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. We purchase interest rate caps and floors to reduce risk associated with these liability guarantees.
•Reinvestment Risk in Long Duration Liability Contracts — Derivatives are used to hedge interest rate risk related to certain long duration liability contracts. Hedges include interest rate swaps, swaptions and Treasury bond forwards.
•Foreign Currency Exchange Rate Risk — We use foreign currency swaps, forwards and options to hedge foreign currency exchange rate risk. These hedges are generally used to swap foreign currency denominated bonds or equity market exposures to U.S. dollars.
•General ALM Hedging Strategies — In the ordinary course of managing our asset/liability risks, we use interest rate futures, interest rate swaps, interest rate caps, interest rate floors and inflation swaps. These hedges are designed to reduce interest rate risk or inflation risk related to the existing assets or liabilities or related to expected future cash flows.
•Macro Hedge Program — We use equity options, equity TRRs, interest rate swaptions and interest rate swaps to mitigate the potential loss of legal entity statutory capital under stress scenarios.
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. For purposes of this disclosure, a significant portion of the liabilities relating to insurance contracts is excluded, as discussed further below. This analysis estimates the potential changes in estimated fair value based on a hypothetical 10% change (increase or decrease) in interest rates, foreign currency exchange rates and equity market prices. We believe that a 10% change (increase or decrease) in these market rates and prices is reasonably possible in the near-term. In performing the analysis summarized below, we used market rates at December 31, 2020. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
•the net present values of our interest rate sensitive exposures resulting from a 10% change (increase or decrease) in interest rates;
•estimated fair values of our foreign currency exchange rate sensitive exposures due to a 10% change (appreciation or depreciation) in the value of the U.S. dollar compared to all other currencies; and
•the estimated fair value of our equity market sensitive exposures due to a 10% change (increase or decrease) in equity market prices.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive and foreign currency exchange rate sensitive liabilities do not include $141.4 billion, at carrying value, of insurance contracts. Management believes that the changes in the economic value of those contracts under changing interest rates and changing foreign currency exchange rates would offset a significant portion of the fair value changes of interest sensitive and foreign currency exchange rate sensitive assets;
•the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;
•sensitivities do not include the impact on asset or liability valuation of changes in market liquidity or changes in market credit spreads;
•foreign currency exchange rate risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;
•for the derivatives that qualify as hedges, and for certain other assets such as mortgage loans, the impact on reported earnings may be materially different from the change in market values;
•the analysis excludes liabilities pursuant to insurance contracts, as well as real estate holdings, private equity and hedge fund holdings; and
•the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2020
(In millions)
Interest rate risk	$2,132
Foreign currency exchange rate risk	$153
Equity market risk	$373
The risk sensitivities derived used a 10% increase to interest rates, a 10% weakening of the U.S. dollar against foreign currencies, and a 10% increase in equity prices. The potential losses in estimated fair value presented are for non-trading securities.

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 10% increase in interest rates at:

	December 31, 2020
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$181,340	$(1,584)
FVO Securities		$688	—
Mortgage loans		$70,391	(159)
Policy loans		$7,148	(28)
Short-term investments		$2,623	—
Other invested assets		$3,331	—
Cash and cash equivalents		$11,337	—
Accrued investment income		$1,904	—
Premiums, reinsurance and other receivables		$13,637	(61)
Total assets			$(1,832)
Liabilities (3)
Policyholder account balances		$82,982	$272
Payables for collateral under securities loaned and other transactions		$23,122	—
Short-term debt		$120	—
Long-term debt		$2,018	11
Other liabilities		$12,912	64
Embedded derivatives within liability host contracts (2)		$2,061	60
Total liabilities			$407
Derivative Instruments
Interest rate swaps	$38,087	$6,268	$(420)
Interest rate floors	$12,701	$350	(5)
Interest rate caps	$40,104	$13	1
Interest rate futures	$406	$—	3
Interest rate options	$15,337	$174	1
Interest rate forwards	$5,346	$480	(124)
Interest rate total return swaps	$1,048	$(59)	(33)
Synthetic guaranteed interest contracts	$11,739	$—	—
Foreign currency swaps	$34,662	$(268)	(130)
Foreign currency forwards	$1,236	$(9)	—
Credit default swaps	$7,847	$125	—
Equity futures	$2,591	$(16)	—
Equity index options	$19,601	$270	—
Equity variance swaps	$425	$2	—
Equity total return swaps	$2,542	$(273)	—
Total derivative instruments			$(707)
Net Change			$(2,132)
______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below) or included within future policy benefits and other policy-related balances (see footnote (3) below). Long-term debt excludes $5 million related to CSEs.
(2)Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.
(3)Excludes $141.4 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% increase in interest rates.

Sensitivity to interest rates decreased $1.2 billion to $2.1 billion at December 31, 2020 from $3.3 billion at December 31, 2019.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% depreciation in the U.S. dollar compared to all other currencies at:

	December 31, 2020
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Depreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$181,340	$1,937
FVO Securities		$688	—
Mortgage loans		$70,391	405
Policy loans		$7,148	—
Short-term investments		$2,623	100
Other invested assets		$3,331	170
Cash and cash equivalents		$11,337	6
Accrued investment income		$1,904	15
Premiums, reinsurance and other receivables		$13,637	—
Total assets			$2,633
Liabilities (3)
Policyholder account balances		$82,982	$(1,288)
Payables for collateral under securities loaned and other transactions		$23,122	—
Long-term debt		$2,018	—
Other liabilities		$12,912	—
Embedded derivatives within liability host contracts (2)		$2,061	—
Total liabilities			$(1,288)
Derivative Instruments
Interest rate swaps	$38,087	$6,268	$—
Interest rate floors	$12,701	$350	—
Interest rate caps	$40,104	$13	—
Interest rate futures	$406	$—	—
Interest rate options	$15,337	$174	—
Interest rate forwards	$5,346	$480	—
Interest rate total return swaps	$1,048	$(59)	—
Synthetic guaranteed interest contracts	$11,739	$—	—
Foreign currency swaps	$34,662	$(268)	(1,397)
Foreign currency forwards	$1,236	$(9)	(108)
Credit default swaps	$7,847	$125	6
Equity futures	$2,591	$(16)	—
Equity index options	$19,601	$270	1
Equity variance swaps	$425	$2	—
Equity total return swaps	$2,542	$(273)	—
Total derivative instruments			$(1,498)
Net Change			$(153)
______________
(1)Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below). Long-term debt excludes $5 million related to CSEs.
(2)Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.

(3)Excludes $141.4 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% appreciation in the U.S. dollar compared to all other currencies.
Sensitivity to foreign currency exchange rates increased $27 million to $153 million at December 31, 2020 from $126 million at December 31, 2019. These sensitivities exclude those liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. These liabilities would economically offset a significant portion of the net change in fair value of our financial instruments resulting from a 10% depreciation in the U.S. dollar compared to all other currencies.
The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% increase in equity prices at:

	December 31, 2020
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Increase in Equity Prices
	(In millions)
Assets
FVO Securities		$688	$39
Other invested assets		$3,331	47
Total assets			$86
Liabilities (3)
Policyholder account balances		$82,982	$—
Embedded derivatives within liability host contracts (2)		$2,061	130
Total liabilities			$130
Derivative Instruments
Interest rate swaps	$38,087	$6,268	$—
Interest rate floors	$12,701	$350	—
Interest rate caps	$40,104	$13	—
Interest rate futures	$406	$—	—
Interest rate options	$15,337	$174	—
Interest rate forwards	$5,346	$480	—
Interest rate total return swaps	$1,048	$(59)	—
Synthetic guaranteed interest contracts	$11,739	$—	—
Foreign currency swaps	$34,662	$(268)	—
Foreign currency forwards	$1,236	$(9)	—
Credit default swaps	$7,847	$125	—
Equity futures	$2,591	$(16)	(261)
Equity index options	$19,601	$270	10
Equity variance swaps	$425	$2	—
Equity total return swaps	$2,542	$(273)	(338)
Total derivative instruments			$(589)
Net Change			$(373)
______________
(1)Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder, notwithstanding any general account guarantees which are included within embedded derivatives (see footnote (2) below) or included within future policy benefits and other policy-related balances (see footnote (3) below).
(2)Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.
(3)Excludes $141.4 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances.

Sensitivity to a 10% equity market increase at December 31, 2020 was $373 million compared to $45 million at December 31, 2019.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Metropolitan Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metropolitan Life Insurance Company and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fixed Maturity Securities Available-for-Sale – Fair Value of Level 3 Fixed Maturity Securities — Refer to Notes 1, 7, and 9 to the financial statements

Critical Audit Matter Description

The Company has investments in certain fixed maturity securities classified as available-for-sale whose fair values are based on unobservable inputs that are supported by little or no market activity. When a price is not available in the active market, from an independent pricing service, or from independent broker quotations, management values the security using internal matrix pricing or discounted cash flow techniques. These investments are categorized as Level 3 and had an estimated fair value of $4.0 billion as of December 31, 2020.

Given management uses considerable judgment when estimating the fair value of Level 3 fixed maturity securities determined using internal matrix pricing or discounted cash flow techniques, performing audit procedures to evaluate the estimate of fair value required a high degree of auditor judgment and an increased extent of effort. This audit effort included the use of professionals with specialized skills and knowledge, including our fair value specialists, to assist in performing procedures and evaluating the audit evidence obtained.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Level 3 fixed maturity securities determined using internal matrix pricing or discounted cash flow techniques included the following, among others:

•We tested the effectiveness of controls over the determination of fair value.
•We tested the accuracy and completeness of relevant security attributes, including credit ratings, maturity dates and coupon rates, used in the determination of Level 3 fair values.

•With the involvement of our fair value specialists, we developed independent fair value estimates for a sample of securities and compared our estimates to the Company’s estimates and evaluated differences. We developed our estimate by evaluating the observable and unobservable inputs used by management or developing independent inputs.

•We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market conditions subsequent to December 31, 2020.

Insurance Liabilities – Valuation of Future Policy Benefits for Long-Term Care Insurance — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company’s products include long-term care insurance. Liabilities for amounts payable under long-term care insurance are recorded in future policy benefits in the Company’s consolidated balance sheets. Such liabilities are established based on actuarial assumptions at the time policies are issued, which are intended to estimate the experience for the period the policy benefits are payable. Significant adverse changes in experience on such contracts may require the establishment of premium deficiency reserves, which are based on current assumptions. Management’s estimate of future policy benefits for long-term care insurance was $14.3 billion as of December 31, 2020.

Management applies considerable judgment in evaluating actual experience to determine whether a change in assumptions for long-term care insurance is warranted. Principal assumptions used in the valuation of future policy benefits for long-term care insurance include morbidity, policy lapse, investment returns and mortality.

Given the inherent uncertainty in selecting assumptions, we have determined that management’s evaluation of actual experience when estimating future policy benefits for long-term care insurance policies is a critical audit matter, which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge, including our actuarial specialists, to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions used to determine the estimate of future policy benefits for long-term care insurance, included, among others, the following:

•We tested the effectiveness of the control over the assumptions used in the valuation of future policy benefits and the effectiveness of the controls over the underlying data.

•With the involvement of our actuarial specialists, we:

◦evaluated judgments applied by management in setting principal assumptions, including evaluating the results of experience studies used as the basis for setting those assumptions.

◦evaluated management’s estimate of, or developed an independent estimate of future policy benefits, on a sample basis, and evaluated differences. This included confirming that assumptions were applied as intended.

◦evaluated the results of the Company’s annual premium deficiency tests.

Derivatives – Valuation of Embedded Derivative Liabilities — Refer to Notes 1, 3, 8, and 9 to the financial statements
Critical Audit Matter Description

The Company’s products include variable annuity contracts with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit adjusted for withdrawals. The guarantees on variable annuity contracts are accounted for as insurance liabilities or as embedded derivatives depending on how and when the benefit is paid. Guarantees accounted for as embedded derivatives include the non-life contingent portion of guaranteed minimum withdrawal benefits and certain non-life contingent portions of guaranteed minimum income benefits, and are recorded in policyholder account balances on the Company’s consolidated balance sheet. Embedded derivatives are measured at estimated fair value separately from the host variable annuity contract using actuarial and capital market assumptions that are updated annually. Management’s estimate of embedded derivative liabilities was $2.1 billion as of December 31, 2020.

Management applies considerable judgment in selecting assumptions used to estimate embedded derivative liabilities and changes in market conditions or variations in certain assumptions could result in significant fluctuations in the estimate. Principal assumptions include mortality, lapse, dynamic lapse, withdrawal, utilization, and risk-free rates and implied volatilities. The valuation of the embedded derivative liabilities is also based on complex calculations which are data intensive.

Given the inherent uncertainty in selecting assumptions and the complexity of the calculations, we have determined that management’s valuation of the embedded derivative liabilities is a critical audit matter which required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the judgments made and the reasonableness of the models and assumptions used in the valuation. The audit effort included the use of professionals with specialized skill and knowledge, including our valuation, modeling and actuarial specialists, to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of embedded derivative liabilities included, among others, the following:

•We tested the effectiveness of controls over the assumptions, including controls over the underlying data used in the valuation of embedded derivative liabilities.

•We tested the effectiveness of controls over the methodologies and models used for determining the embedded derivative liabilities.

•With the involvement of our valuation, modeling and actuarial specialists, we:

◦evaluated the methods, models, and judgments applied by management in the determination of principal assumptions and the calculation of the embedded derivative liabilities

◦evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the assumptions

◦developed an independent estimate of the embedded derivative liabilities, on a sample basis, and evaluated differences.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 8, 2021

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Balance Sheets
December 31, 2020 and 2019
(In millions, except share and per share data)

	2020	2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $156,423 and $154,397, respectively; allowance for credit loss of $51and $0, respectively)	$181,340	$169,564
Mortgage loans (net of allowance for credit loss of $517 and $289, respectively; includes $199 and $210, respectively, relating to variable interest entities; includes $165 and $188, respectively, under the fair value option and $0 and $59, respectively, of mortgage loans held-for-sale)	66,405	65,549
Policy loans	5,973	6,100
Real estate and real estate joint ventures (includes $1,435 and $1,378, respectively, relating to variable interest entities, $169 and $127, respectively, under the fair value option and $128 and $0, respectively, of real estate held-for-sale)	7,478	6,659
Other limited partnership interests	5,775	4,954
Short-term investments, at estimated fair value	2,623	1,883
Other invested assets (includes $992 and $1,085, respectively, of leveraged and direct financing leases and $79 and $94, respectively, relating to variable interest entities)	17,723	16,979
Total investments	287,317	271,688
Cash and cash equivalents, principally at estimated fair value (includes $9 and $5, respectively, relating to variable interest entities)	11,337	8,927
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	1,904	1,987
Premiums, reinsurance and other receivables (includes $3 and $3, respectively, relating to variable interest entities)	21,478	22,435
Deferred policy acquisition costs and value of business acquired	2,649	3,453
Other assets (includes $1 and $2, respectively, relating to variable interest entities)	4,276	4,460
Separate account assets	128,646	117,867
Total assets	$457,607	$430,817
Liabilities and Equity
Liabilities
Future policy benefits	$133,921	$128,304
Policyholder account balances	96,635	91,708
Other policy-related balances	7,430	7,732
Policyholder dividends payable	397	495
Policyholder dividend obligation	2,969	2,020
Payables for collateral under securities loaned and other transactions	23,122	20,365
Short-term debt	120	128
Long-term debt (includes $5 and $5, respectively, relating to variable interest entities)	1,619	1,548
Current income tax payable	486	388
Deferred income tax liability	1,980	1,568
Other liabilities	25,424	26,082
Separate account liabilities	128,646	117,867
Total liabilities	422,749	398,205
Contingencies, Commitments and Guarantees (Note 16)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,460	12,455
Retained earnings	10,548	9,943
Accumulated other comprehensive income (loss)	11,662	10,025
Total Metropolitan Life Insurance Company stockholder’s equity	34,675	32,428
Noncontrolling interests	183	184
Total equity	34,858	32,612
Total liabilities and equity	$457,607	$430,817
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Revenues
Premiums	$20,741	$21,608	$26,613
Universal life and investment-type product policy fees	1,996	2,037	2,124
Net investment income	10,250	10,973	10,919
Other revenues	1,661	1,573	1,586
Net investment gains (losses)	(73)	346	153
Net derivative gains (losses)	738	(288)	766
Total revenues	35,313	36,249	42,161
Expenses
Policyholder benefits and claims	23,074	24,051	29,097
Interest credited to policyholder account balances	2,247	2,624	2,479
Policyholder dividends	901	1,038	1,085
Other expenses	5,013	4,976	5,191
Total expenses	31,235	32,689	37,852
Income (loss) before provision for income tax	4,078	3,560	4,309
Provision for income tax expense (benefit)	534	148	173
Net income (loss)	3,544	3,412	4,136
Less: Net income (loss) attributable to noncontrolling interests	(6)	(6)	6
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,550	$3,418	$4,130
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Net income (loss)	$3,544	$3,412	$4,136
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	1,911	8,053	(6,318)
Unrealized gains (losses) on derivatives	216	279	346
Foreign currency translation adjustments	54	(32)	(20)
Defined benefit plans adjustment	(108)	(143)	2,409
Other comprehensive income (loss), before income tax	2,073	8,157	(3,583)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(436)	(1,711)	793
Other comprehensive income (loss), net of income tax	1,637	6,446	(2,790)
Comprehensive income (loss)	5,181	9,858	1,346
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	(6)	(6)	6
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$5,187	$9,864	$1,340
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Equity
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$5	$14,150	$10,035	$5,428	$29,618	$143	$29,761
Cumulative effects of changes in accounting principles, net of income tax			(917)	924	7		7
Capital contributions from MetLife, Inc.		74			74		74
Returns of capital		(2)			(2)		(2)
Transfer of employee benefit plans to an affiliate (Note 14)		(1,772)			(1,772)		(1,772)
Dividends to MetLife, Inc.			(3,736)		(3,736)		(3,736)
Change in equity of noncontrolling interests					—	49	49
Net income (loss)			4,130		4,130	6	4,136
Other comprehensive income (loss), net of income tax				(2,790)	(2,790)		(2,790)
Balance at December 31, 2018	5	12,450	9,512	3,562	25,529	198	25,727
Cumulative effects of changes in accounting principles, net of income tax			78	17	95		95
Capital contributions from MetLife, Inc.		5			5		5
Dividends to MetLife, Inc.			(3,065)		(3,065)		(3,065)
Change in equity of noncontrolling interests					—	(8)	(8)
Net income (loss)			3,418		3,418	(6)	3,412
Other comprehensive income (loss), net of income tax				6,446	6,446		6,446
Balance at December 31, 2019	5	12,455	9,943	10,025	32,428	184	32,612
Cumulative effects of changes in accounting principles, net of income tax (Note 1)			(113)		(113)		(113)
Capital contributions from MetLife, Inc.		5			5		5
Dividends to MetLife, Inc.			(2,832)		(2,832)		(2,832)
Change in equity of noncontrolling interests					—	5	5
Net income (loss)			3,550		3,550	(6)	3,544
Other comprehensive income (loss), net of income tax				1,637	1,637		1,637
Balance at December 31, 2020	$5	$12,460	$10,548	$11,662	$34,675	$183	$34,858
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$3,544	$3,412	$4,136
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	125	99	264
Amortization of premiums and accretion of discounts associated with investments, net	(651)	(823)	(907)
(Gains) losses on investments and from sales of businesses, net	73	(346)	(153)
(Gains) losses on derivatives, net	(299)	499	(346)
(Income) loss from equity method investments, net of dividends or distributions	238	366	375
Interest credited to policyholder account balances	2,213	2,624	2,479
Universal life and investment-type product policy fees	(1,130)	(2,037)	(2,124)
Change in fair value option and trading securities	(171)	(151)	3
Change in accrued investment income	72	45	11
Change in premiums, reinsurance and other receivables	826	(200)	(309)
Change in deferred policy acquisition costs and value of business acquired, net	355	197	436
Change in income tax	104	(351)	911
Change in other assets	90	961	947
Change in insurance-related liabilities and policy-related balances	(1,256)	1,571	3,997
Change in other liabilities	(1,372)	277	(1,675)
Other, net	176	(1)	(19)
Net cash provided by (used in) operating activities	2,937	6,142	8,026
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	46,700	49,464	67,609
Equity securities	310	183	135
Mortgage loans	9,963	11,482	8,908
Real estate and real estate joint ventures	81	1,101	1,131
Other limited partnership interests	464	494	479
Purchases and originations of:
Fixed maturity securities available-for-sale	(48,561)	(48,421)	(61,109)
Equity securities	(106)	(49)	(161)
Mortgage loans	(10,931)	(13,458)	(13,968)
Real estate and real estate joint ventures	(768)	(1,443)	(463)
Other limited partnership interests	(1,071)	(971)	(871)
Cash received in connection with freestanding derivatives	3,823	1,759	1,798
Cash paid in connection with freestanding derivatives	(2,886)	(1,957)	(2,258)
Receipts on loans to affiliates	251	—	—
Net change in policy loans	127	(39)	(55)
Net change in short-term investments	(714)	(377)	1,671
Net change in other invested assets	44	(8)	351
Net change in property, equipment and leasehold improvements	18	60	209
Other, net	21	(4)	4
Net cash provided by (used in) investing activities	$(3,235)	$(2,184)	$3,410
See accompanying notes to the consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)

Consolidated Statements of Cash Flows — (continued)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Cash flows from financing activities
Policyholder account balances:
Deposits	$77,446	$74,049	$74,550
Withdrawals	(74,655)	(74,571)	(78,746)
Net change in payables for collateral under securities loaned and other transactions	2,757	1,893	(1,399)
Long-term debt issued	128	—	24
Long-term debt repaid	(97)	(28)	(109)
Financing element on certain derivative instruments and other derivative related transactions, net	(40)	(175)	(149)
Dividends paid to MetLife, Inc.	(2,832)	(3,065)	(3,736)
Other, net	(3)	(19)	(54)
Net cash provided by (used in) financing activities	2,704	(1,916)	(9,619)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	4	3	(4)
Change in cash and cash equivalents	2,410	2,045	1,813
Cash and cash equivalents, beginning of year	8,927	6,882	5,069
Cash and cash equivalents, end of year	$11,337	$8,927	$6,882
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$99	$104	$107
Income tax	$45	$552	$483
Non-cash transactions:
Capital contributions from MetLife, Inc.	$5	$5	$74
Transfer of fixed maturity securities available-for-sale to an affiliate	$296	$—	$—
Transfer of mortgage loans to an affiliate	$84	$—	$—
Transfer of real estate from an affiliate	$380	$—	$—
Operating lease liability associated with the recognition of right-of-use assets	$—	$152	$—
Transfer of employee benefit plans to an affiliate	$—	$—	$1,772
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$—	$—	$3,016
Reclassification of certain equity securities to other invested assets	$—	$—	$733

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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain, including uncertainties associated with the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”). Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
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
Separate Accounts
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if:
•such separate accounts are legally recognized;
•assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;
•investment objectives are directed by the contractholder; and
•all investment performance, net of contract fees and assessments, is passed through to the contractholder.
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
The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premiums received in advance. These amounts are then recognized in premiums when due.
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
•incremental direct costs of contract acquisition, such as commissions;
•the portion of an employee’s total compensation and benefits related to time spent selling, underwriting or processing the issuance of new and renewal insurance business only with respect to actual policies acquired or renewed; and
•other essential direct costs that would not have been incurred had a policy not been acquired or renewed.
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
DAC and VOBA are amortized as follows:

Products:			In proportion to the following over estimated lives of the contracts:
•	Nonparticipating and non-dividend-paying traditional contracts:		Actual and expected future gross premiums
	•	Term insurance
	•	Nonparticipating whole life insurance
	•	Traditional group life insurance
	•	Non-medical health insurance
•	Participating, dividend-paying traditional contracts		Actual and expected future gross margins
•	Fixed and variable universal life contracts		Actual and expected future gross profits
•	Fixed and variable deferred annuity contracts
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
Value of distribution agreements acquired (“VODA”) is reported in other assets and represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA and VOCRA associated with past business combinations are amortized over the assets’ useful lives ranging from 10 to 30 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews VODA and VOCRA to determine whether the asset is impaired.
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
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums; and ceded (assumed) premiums, reinsurance and other receivables (future policy benefits) are established.
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
Premiums, fees and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other revenues. With respect to GMIBs, a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives. These embedded derivatives are included in premiums, reinsurance and other receivables with changes in estimated fair value reported in net derivative gains (losses). Certain assumed GMWBs, GMABs and GMIBs are also accounted for as embedded derivatives with changes in estimated fair value reported in net derivative gains (losses).
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
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, intent-to-sell impairments, as well as provisions for credit loss in the allowance for credit loss (“ACL”) on fixed maturity securities available-for-sale (“AFS”), mortgage loans and investments in leases and subsequent changes in the ACL or for impairment losses on real estate investments and other asset classes, are reported within net investment gains (losses), unless otherwise stated herein. Accrued investment income is presented separately on the consolidated balance sheet and excluded from the carrying value of the related investments, primarily fixed maturity securities AFS and mortgage loans.
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
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 7 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products.” The amortization of premium and accretion of discount also take into consideration call and maturity dates.
The Company periodically evaluates these securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value as described in Note 7 “— Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Prior to January 1, 2020, the Company applied other-than-temporary impairment (“OTTI”) guidance for securities in an unrealized loss position. An OTTI was recognized in earnings within net investment gains (losses) when it was anticipated that the amortized cost would not be recovered. When either: (i) the Company had the intent to sell the security, or (ii) it was more likely than not that the Company would be required to sell the security before recovery, the reduction of amortized cost and the OTTI recognized in earnings was the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions existed, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected was recognized as a reduction of amortized cost and an OTTI in earnings. If the estimated fair value was less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors was recorded in OCI.
On January 1, 2020, the Company adopted accounting standards update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using a modified retrospective approach. Under ASU 2016-13, for securities in an unrealized loss position, a credit loss is recognized in earnings within net investment gains (losses) when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the reduction of amortized cost and the loss recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as a credit loss by establishing an ACL with a corresponding charge to earnings in net investment gains (losses). However, the ACL is limited by the amount that the fair value is less than the amortized cost. This limitation is known as the “fair value floor.” If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
The new credit loss guidance also replaces the model for purchased credit impaired (“PCI”) fixed maturity securities AFS and financing receivables and requires the establishment of an ACL at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment. Upon adoption, the replacement of the PCI model did not have a material impact on the Company’s consolidated financial statements.
Mortgage Loans
ASU 2016-13 requires an ACL based on expected lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans and leveraged and direct financing leases, as described in Note 7.
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
The Company ceases to accrue interest when the collection of interest is not considered probable, which is based on a current evaluation of the status of the borrower, including the number of days past due. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. The Company records cash receipts on non-accruing loans in accordance with the loan agreement. The Company records charge-offs upon the realization of a credit loss, typically through foreclosure or after a decision is made to sell a loan, or for residential loans when, after considering the individual consumer’s financial status, management believes amounts are not collectible. Gain or loss upon charge-off is recorded, net of previously established ACL, in net investment gains (losses). Cash recoveries on principal amounts previously charged-off are generally recorded in net investment gains.
Also included in mortgage loans are residential mortgage loans for which the fair value option (“FVO”) was elected, and which are stated at estimated fair value. Changes in estimated fair value are recognized in net investment income.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Mortgage loans that were previously designated as held-for-investment, but now are designated as held-for-sale, are stated at the lower of amortized cost or estimated fair value.
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
Short-term Investments
Short-term investments include highly liquid securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase. Securities included within short-term investments are stated at estimated fair value, while other investments included within short-term investments are stated at amortized cost less ACL, which approximates estimated fair value. Short-term investments also include investments in affiliated money market pools.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Other Invested Assets
Other invested assets consist principally of the following:
•Freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.
•Affiliated investments include affiliated loans and affiliated preferred stock. Affiliated loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount. Affiliated preferred stock is stated at cost. Dividends are recognized in net investment income when declared.
•Tax credit and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. Where tax credits are guaranteed by a creditworthy third party, the investment is accounted for under the effective yield method. Otherwise, the investment is accounted for under the equity method. See Note 15.
•Annuities funding structured settlement claims represent annuities funding claims assumed by the Company in its capacity as a structured settlements assignment company. The annuities are stated at their contract value, which represents the present value of the future periodic claim payments to be provided. The net investment income recognized reflects the amortization of discount of the annuity at its implied effective interest rate. See Note 3.
•Leveraged leases net investment is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL and is recorded net of non-recourse debt. Income is determined by applying the leveraged lease’s estimated rate of return to the net investment in the lease in those periods in which the net investment at the beginning of the period is positive. Leveraged leases derive investment returns in part from their income tax treatment. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments.
•Investments in Federal Home Loan Bank (“FHLB”) common stock are carried at redemption value and are considered restricted investments until redeemed by the respective regional FHLBs.
•Fair value option securities (“FVO Securities”) are primarily investments in fixed maturity securities held-for-investment that are managed on a total return basis where the FVO has been elected, with changes in estimated fair value included in net investment income.
•Equity securities are reported at their estimated fair value, with changes in estimated fair value included in net investment gains (losses). Sales of securities are determined on a specific identification basis. Dividends are recognized in net investment income when declared.
•Investment in an operating joint venture that engages in insurance underwriting activities is accounted for under the equity method.
•Funds withheld represent a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The Company recognizes interest on funds withheld at rates defined by the terms of the agreement which may be contractually specified or directly related to the underlying investments.
•Direct financing leases net investment is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL. Income is determined by applying the pre-tax internal rate of return to the investment balance. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments.
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Policyholder benefits and claims	•	Economic hedges of variable annuity guarantees included in future policy benefits
Net investment income	•	Economic hedges of equity method investments in joint ventures
	•	Economic hedges of FVO Securities which are linked to equity indices
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
Employee Benefit Plans
The Company sponsors a U.S. nonqualified defined benefit pension plan covering MetLife employees who meet specified eligibility requirements of the sponsor and its participating affiliates. In addition, the Company also provides pension benefits for certain U.S. retired employees and postretirement medical and life insurance benefits for certain non-U.S. retired employees. A December 31 measurement date is used for all of the Company’s defined benefit pension and other postretirement benefit plans.
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
Actuarial gains and losses result from differences between each plan’s actual experience and the assumed experience on plan assets or PBO during a particular period and are recorded in accumulated OCI (“AOCI”). To the extent such gains and losses exceed 10% of the greater of the PBO or the estimated fair value of plan assets, the excess is amortized into net periodic benefit costs, generally over the average projected future service years of the active employees. In addition, prior service costs (credit) are recognized in AOCI at the time of the amendment and then amortized to net periodic benefit costs over the average projected future service years of the active employees.
Net periodic benefit costs are determined using management’s estimates and actuarial assumptions and are comprised of service cost, interest cost, settlement and curtailment costs, expected return on plan assets, amortization of net actuarial (gains) losses, and amortization of prior service costs (credit). Fair value is used to determine the expected return on plan assets.
The Company sponsors a nonqualified defined contribution plan for all MetLife employees who qualify. This nonqualified defined contribution plan provides supplemental benefits in excess of limits applicable to a qualified plan which is sponsored by an affiliate. Through September 30, 2018, the Company sponsored qualified defined contribution plans for substantially all MetLife employees under which a portion of employee contributions were matched. As of October 1, 2018, except for the nonqualified defined contribution plan, the plan sponsor of the qualified defined contribution plans was changed from the Company to an affiliate.
See Note 14 for information on the plan sponsor change.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Income Tax
Metropolitan Life Insurance Company and its includable subsidiaries join with MetLife, Inc. and its includable subsidiaries in filing a consolidated U.S. life insurance and non-life insurance federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Current taxes (and the benefits of tax attributes such as losses) are allocated to Metropolitan Life Insurance Company and its includable subsidiaries under the consolidated tax return regulations and a tax sharing agreement. Under the consolidated tax return regulations, MetLife, Inc. has elected the “percentage method” (and 100% under such method) of reimbursing companies for tax attributes, e.g., net operating losses. As a result, 100% of tax attributes are reimbursed by MetLife, Inc. to the extent that consolidated federal income tax of the consolidated federal tax return group is reduced in a year by tax attributes. On an annual basis, each of the profitable subsidiaries pays to MetLife, Inc. the federal income tax which it would have paid based upon that year’s taxable income. If Metropolitan Life Insurance Company or its includable subsidiaries have current or prior deductions and credits (including but not limited to losses) which reduce the consolidated tax liability of the consolidated federal tax return group, the deductions and credits are characterized as realized (or realizable) by Metropolitan Life Insurance Company and its includable subsidiaries when those tax attributes are realized (or realizable) by the consolidated federal tax return group, even if Metropolitan Life Insurance Company or its includable subsidiaries would not have realized the attributes on a stand-alone basis under a “wait and see” method.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established against deferred tax assets when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including:
•the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;
•the jurisdiction in which the deferred tax asset was generated;
•the length of time that carryforward can be utilized in the various taxing jurisdictions;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•future reversals of existing taxable temporary differences;
•taxable income in prior carryback years; and
•tax planning strategies.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
In December 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law. See Note 15 for additional information on U.S. Tax Reform and related Staff Accounting Bulletin 118 (“SAB 118”) provisional amounts.
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
MetLife, Inc. grants certain employees stock-based compensation awards under various plans subject to vesting conditions. MetLife, Inc. recognizes compensation expense in an amount fixed at grant date or remeasured quarterly, depending on characteristics of the award. MetLife, Inc. generally recognizes this expense over the vesting period. However, MetLife, Inc. truncates the expense period to the date the employee attained age-and-service criteria to exercise or receive payment for the award regardless of continued employment. In such a case, MetLife, Inc. does not accelerate award exercise or payment timing. MetLife, Inc. also takes an estimation of forfeitures into account.
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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to 25 years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $856 million and $890 million at December 31, 2020 and 2019, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $657 million and $635 million at December 31, 2020 and 2019, respectively. Related depreciation and amortization expense was $26 million, $24 million and $81 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Such costs are amortized over a four-year period using the straight-line method. The cost basis of computer software was $1.3 billion at both December 31, 2020 and 2019. Accumulated amortization of capitalized software was $1.3 billion at both December 31, 2020 and 2019. Related amortization expense was $2 million, $0 and $90 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
Other Revenues
Other revenues primarily include fees related to service contracts from customers for prepaid legal plans, administrative services-only contracts, and recordkeeping and related services. Substantially all of the revenue from the services is recognized over time as the applicable services are provided or are made available to the customers. The revenue recognized includes variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and reinsurance ceded. These fees are recognized as earned.
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
Goodwill
On January 1,2020, the Company adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, using a prospective transition approach for goodwill impairment testing. Goodwill represents the future economic benefits arising from net assets acquired in a business combination that are not individually identified and recognized. Goodwill is calculated as the excess of cost over the estimated fair value of such net assets acquired, is not amortized, and is tested for impairment based on a fair value approach at least annually, or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. The Company performs its annual goodwill impairment testing during the third quarter based upon data as of the close of the second quarter. Goodwill associated with a business acquisition is not tested for impairment during the year the business is acquired unless there is a significant identified impairment event.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The impairment test is performed at the reporting unit level, which is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level. For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, an impairment charge would be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company will consider income tax effects from any tax deductible goodwill on the carrying value of the reporting unit when measuring the goodwill impairment loss, if applicable.
On an ongoing basis, the Company evaluates potential triggering events that may affect the estimated fair value of the Company’s reporting units to assess whether any goodwill impairment exists. Deteriorating or adverse market conditions for certain reporting units may have a significant impact on the estimated fair value of these reporting units and could result in future impairments of goodwill.
For the 2020 annual goodwill impairment tests, the Company concluded that goodwill was not impaired. The goodwill balance was $86 million in the U.S. segment at both December 31, 2020 and 2019. The goodwill balance was $31 million in the MetLife Holdings segment at both December 31, 2020 and 2019.
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
Adoption of New Accounting Pronouncements
The table below describes the impacts of the ASUs adopted by the Company, effective during 2020 and 2019.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting; as clarified and amended by ASU 2021-01, Reference Rate Reform (Topic 848): Scope

The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions. ASU 2021-01 amends the scope of the recent reference rate reform guidance. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment (i.e., discount transition) to qualify for certain optional relief.

		Effective for contract modifications made between March 12, 2020 and December 31, 2022	The new guidance reduces the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (LIBOR), affected by reference rate reform. The adoption of the new guidance provides relief from current GAAP and is not expected to have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The new guidance simplifies the former two-step goodwill impairment test by eliminating Step 2 of the test. The new guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.	January 1, 2020, the Company adopted, using a prospective approach.	The adoption of the new guidance reduced the complexity involved with the evaluation of goodwill for impairment and did not have an impact on the Company’s consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief; and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses

The new guidance requires an ACL based on the expected lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and leveraged and direct financing leases.

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

January 1, 2020 for substantially all financial assets, the Company adopted using a modified retrospective approach. For previously impaired fixed maturity securities AFS and certain fixed maturity securities AFS acquired with evidence of credit quality deterioration since origination, the Company adopted prospectively on January 1,2020.

The adoption of this guidance resulted in a $113 million, net of income tax, decrease to retained earnings primarily related to the Company’s mortgage loan investments. The Company has included the required disclosures within Note 7.

ASU 2016-02, Leases (Topic 842), as clarified and amended by ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

The guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases are classified as finance or operating leases and both types of leases are recognized on the balance sheet. Lessor accounting remains largely unchanged from previous guidance except for certain targeted changes. The new guidance also requires new qualitative and quantitative disclosures. In July 2018, two amendments to the guidance were issued. The amendments provided the option to adopt the new guidance prospectively without adjusting comparative periods. Also, the amendments provided lessors with a practical expedient not to separate lease and non-lease components for certain operating leases. In December 2018, an amendment was issued to clarify lessor accounting relating to taxes, certain lessor’s costs and variable payments related to both lease and non-lease components.

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

The adoption of this guidance resulted in the recording of additional net ROU assets and lease liabilities of approximately $866 million and $950 million, respectively, as of January 1, 2019. The reduction of ROU assets was a result of adjustments for prepaid/deferred rent, unamortized initial direct costs and impairment of certain ROU assets based on the net present value of the remaining minimum lease payments and sublease revenues. In addition, as of January 1, 2019, retained earnings increased by $95 million, net of income tax, as a result of the recognition of deferred gains on previous sale leaseback transactions. The guidance did not have a material impact on the Company’s consolidated net income and cash flows. The Company has included expanded disclosures on the consolidated balance sheets and in Notes 7 and 10.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2020 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The new guidance simplifies the accounting for income taxes by removing certain exceptions to the tax accounting guidance and providing clarification to other specific tax accounting guidance to eliminate variations in practice. Specifically, it removes the exceptions related to the a) incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, b) recognition of a deferred tax liability when foreign investment ownership changes from equity method investment to consolidated subsidiary and vice versa and c) use of interim period tax accounting for year-to-date-losses that exceed anticipated losses. The guidance also simplifies the application of the income tax guidance for franchise taxes that are partially based on income and the accounting for tax law changes during interim periods, clarifies the accounting for transactions that result in a step-up in tax basis of goodwill, provides for the option to elect allocation of consolidated income taxes to entities disregarded by taxing authorities for their stand-alone reporting, and requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.
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
	The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of ASU 2018-12 to January 1, 2022 for all entities, and the amendments in ASU 2020-11 further defer the effective date of ASU 2018-12 for an additional one year to January 1, 2023 for all entities.	January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted).
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
•The Group Benefits business offers products such as term, variable and universal life insurance, dental, group and individual disability, vision and accident & health insurance.
•The RIS business offers a broad range of life and annuity-based insurance and investment products, including stable value and pension risk transfer products, institutional income annuities, structured settlements, and capital markets investment products, as well as solutions for funding postretirement benefits and company-, bank- and trust-owned life insurance.
MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses that the Company no longer actively markets. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, and long-term care insurance.
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
•Amortization of DAC and VOBA excludes amounts related to: (i) net investment gains (losses) and net derivative gains (losses), (ii) GMIB fees and GMIB costs and (iii) Market value adjustments;
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2020, 2019 and 2018 and at December 31, 2020 and 2019. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in MetLife’s and the Company’s businesses.
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

Year Ended December 31, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$17,778	$2,962	$1	$20,741	$—	$20,741
Universal life and investment-type product policy fees	1,044	868	—	1,912	84	1,996
Net investment income	6,348	4,616	(136)	10,828	(578)	10,250
Other revenues	857	224	580	1,661	—	1,661
Net investment gains (losses)	—	—	—	—	(73)	(73)
Net derivative gains (losses)	—	—	—	—	738	738
Total revenues	26,027	8,670	445	35,142	171	35,313
Expenses
Policyholder benefits and claims and policyholder dividends	17,821	5,669	—	23,490	485	23,975
Interest credited to policyholder account balances	1,569	687	—	2,256	(9)	2,247
Capitalization of DAC	(49)	(2)	—	(51)	—	(51)
Amortization of DAC and VOBA	56	290	—	346	60	406
Interest expense on debt	7	6	86	99	—	99
Other expenses	3,085	801	666	4,552	7	4,559
Total expenses	22,489	7,451	752	30,692	543	31,235
Provision for income tax expense (benefit)	752	236	(376)	612	(78)	534
Adjusted earnings	$2,786	$983	$69	3,838
Adjustments to:
Total revenues				171
Total expenses				(543)
Provision for income tax (expense) benefit				78
Net income (loss)				$3,544		$3,544

At December 31, 2020	U.S.	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets	$262,478	$164,956	$30,173	$457,607
Separate account assets	$81,866	$46,780	$—	$128,646
Separate account liabilities	$81,866	$46,780	$—	$128,646

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

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Life insurance	$14,018	$13,413	$13,251
Accident & health insurance	8,650	8,556	8,071
Annuities	1,352	2,917	8,685
Other	378	332	316
Total	$24,398	$25,218	$30,323

Substantially all of the Company’s consolidated premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Revenues derived from one U.S. segment customer were $3.3 billion, $3.0 billion and $3.1 billion for the years ended December 31, 2020, 2019 and 2018, respectively, which represented 14%, 12% and 10% of the consolidated premiums, universal life and investment-type product policy fees and other revenues, respectively. Revenues derived from the second U.S. segment customer were $6.0 billion for the year ended December 31, 2018, which represented 20% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any other customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2020, 2019 and 2018.
3. Insurance
Insurance Liabilities
Insurance liabilities, including affiliated insurance liabilities on reinsurance assumed and ceded, are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2020	2019
	(In millions)
U.S.	$147,557	$139,081
MetLife Holdings	90,259	88,451
Corporate & Other	170	212
Total	$237,986	$227,744
See Note 5 for discussion of affiliated reinsurance liabilities included in the table above.
Future policy benefits are measured as follows:

Product Type:	Measurement Assumptions:
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
Participating business represented 3% of the Company’s life insurance in-force at both December 31, 2020 and 2019. Participating policies represented 17%, 19% and 20% of gross traditional life insurance premiums for the years ended December 31, 2020, 2019 and 2018, respectively.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Information regarding the liabilities for guarantees (excluding base policy liabilities and embedded derivatives) relating to annuity and universal and variable life contracts was as follows:

	Annuity Contracts		Universal and Variable Life Contracts
	GMDBs and GMWBs	GMIBs	Secondary Guarantees	Paid-Up Guarantees	Total
	(In millions)
Direct:
Balance at January 1, 2018	$326	$579	$725	$109	$1,739
Incurred guaranteed benefits	3	162	95	5	265
Paid guaranteed benefits	(12)	(3)	—	—	(15)
Balance at December 31, 2018	317	738	820	114	1,989
Incurred guaranteed benefits	57	19	255	52	383
Paid guaranteed benefits	(13)	—	—	—	(13)
Balance at December 31, 2019	361	757	1,075	166	2,359
Incurred guaranteed benefits	144	206	320	(12)	658
Paid guaranteed benefits	(12)	(4)	(44)	(14)	(74)
Balance at December 31, 2020	$493	$959	$1,351	$140	$2,943
Ceded:
Balance at January 1, 2018	$—	$—	$272	$76	$348
Incurred guaranteed benefits	—	—	29	4	33
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2018	—	—	301	80	381
Incurred guaranteed benefits	—	—	95	15	110
Paid guaranteed benefits	—	—	—	—	—
Balance at December 31, 2019	—	—	396	95	491
Incurred guaranteed benefits	—	—	93	13	106
Paid guaranteed benefits	—	—	(20)	(9)	(29)
Balance at December 31, 2020	$—	$—	$469	$99	$568
Net:
Balance at January 1, 2018	$326	$579	$453	$33	$1,391
Incurred guaranteed benefits	3	162	66	1	232
Paid guaranteed benefits	(12)	(3)	—	—	(15)
Balance at December 31, 2018	317	738	519	34	1,608
Incurred guaranteed benefits	57	19	160	37	273
Paid guaranteed benefits	(13)	—	—	—	(13)
Balance at December 31, 2019	361	757	679	71	1,868
Incurred guaranteed benefits	144	206	227	(25)	552
Paid guaranteed benefits	(12)	(4)	(24)	(5)	(45)
Balance at December 31, 2020	$493	$959	$882	$41	$2,375

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	December 31,
	2020				2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$50,047		$21,229		$49,207		$21,472
Separate account value (1)	$40,583		$20,368		$39,679		$20,666
Net amount at risk	$1,178	(3)	$552	(4)	$1,195	(3)	$524	(4)
Average attained age of contractholders	68 years		67 years		68 years		66 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$142		N/A		$143
Net amount at risk	N/A		$74	(5)	N/A		$80	(5)
Average attained age of contractholders	N/A		55 years		N/A		54 years

	December 31,
	2020		2019
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$5,607	$861	$4,909	$899
Net amount at risk (6)	$39,134	$5,525	$41,385	$5,884
Average attained age of policyholders	58 years	65 years	57 years	64 years
______________
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Guarantees — Separate Accounts
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2020	2019
	(In millions)
Fund Groupings:
Equity	$23,891	$21,960
Balanced	16,992	17,396
Bond	3,052	3,024
Money Market	52	48
Total	$43,987	$42,428

Obligations Assumed Under Structured Settlement Assignments
The Company assumed structured settlement claim obligations as an assignment company. These liabilities are measured at the present value of the future periodic claims to be provided and reported as other policy-related balances. The Company received a fee for assuming these claim obligations and, as the assignee of the claim, is legally obligated to ensure periodic payments are made to the claimant. The Company purchased annuities to fund these future periodic payment claim obligations and designates payments to be made directly to the claimant by the annuity writer. These annuities funding structured settlement claims are recorded as an investment. The Company has recorded unpaid claim obligations and annuity contracts of equal amounts of $1.3 billion at both December 31, 2020 and 2019. See Note 1.
Obligations Under Funding Agreements
The Company issues fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the years ended December 31, 2020, 2019 and 2018, the Company issued $39.3 billion, $37.3 billion and $41.8 billion, respectively, and repaid $36.7 billion, $36.4 billion and $43.7 billion, respectively, of such funding agreements. At December 31, 2020 and 2019, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $38.8 billion and $34.6 billion, respectively.
Metropolitan Life Insurance Company is a member of the FHLB of New York. Holdings of common stock of the FHLB of New York, included in other invested assets, were $765 million and $737 million at December 31, 2020 and 2019, respectively.
The Company has also entered into funding agreements with the FHLB of New York and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The liability for such funding agreements is included in policyholder account balances. Information related to such funding agreements was as follows at:

	Liability		Collateral
	December 31,
	2020	2019	2020		2019
	(In millions)
FHLB of New York (1)	$15,245	$14,445	$17,258	(2)	$16,570	(2)
Farmer Mac (3)	$2,375	$2,550	$2,450		$2,670
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

(1)Represents funding agreements issued to the FHLB of New York in exchange for cash and for which the FHLB of New York has been granted a lien on certain assets, some of which are in the custody of the FHLB of New York, including residential mortgage-backed securities (“RMBS”), to collateralize obligations under such funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLB of New York as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLB of New York’s recovery on the collateral is limited to the amount of the Company’s liability to the FHLB of New York.
(2)Advances are collateralized by mortgage-backed securities. The amount of collateral presented is at estimated fair value.
(3)Represents funding agreements issued to a subsidiary of Farmer Mac. The obligations under these funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The amount of collateral presented is at carrying value.
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2020. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. The information about incurred and paid claims development prior to 2020 is presented as supplementary information.
U.S.
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2020
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Dollars in millions)
2011	$6,318	$6,290	$6,293	$6,269	$6,287	$6,295	$6,294	$6,295	$6,297	$6,299	$1	208,202
2012		6,503	6,579	6,569	6,546	6,568	6,569	6,569	6,572	6,574	1	209,960
2013			6,637	6,713	6,719	6,720	6,730	6,720	6,723	6,724	1	212,572
2014				6,986	6,919	6,913	6,910	6,914	6,919	6,920	3	215,388
2015					7,040	7,015	7,014	7,021	7,024	7,025	3	217,729
2016						7,125	7,085	7,095	7,104	7,105	6	218,487
2017							7,432	7,418	7,425	7,427	9	257,925
2018								7,757	7,655	7,646	14	242,815
2019									7,935	7,900	23	239,317
2020										8,913	757	206,427
Total										72,533
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(70,179)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance										18
Total unpaid claims and claim adjustment expenses, net of reinsurance										$2,372

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(In millions)
2011	$4,982	$6,194	$6,239	$6,256	$6,281	$6,290	$6,292	$6,295	$6,296	$6,297
2012		5,132	6,472	6,518	6,532	6,558	6,565	6,566	6,569	6,572
2013			5,216	6,614	6,664	6,678	6,711	6,715	6,720	6,721
2014				5,428	6,809	6,858	6,869	6,902	6,912	6,915
2015					5,524	6,913	6,958	6,974	7,008	7,018
2016						5,582	6,980	7,034	7,053	7,086
2017							5,761	7,292	7,355	7,374
2018								6,008	7,521	7,578
2019									6,178	7,756
2020										6,862
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$70,179
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	78.2%	20.0%	0.7%	0.2%	0.5%	0.1%	—%	—%	—%	—%

Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2020
	For the Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Dollars in millions)
2011	$955	$916	$894	$914	$924	$923	$918	$917	$914	$910	$—	21,644
2012		966	979	980	1,014	1,034	1,037	1,021	1,015	1,011	—	20,086
2013			1,008	1,027	1,032	1,049	1,070	1,069	1,044	1,032	—	21,138
2014				1,076	1,077	1,079	1,101	1,109	1,098	1,097	—	22,852
2015					1,082	1,105	1,093	1,100	1,087	1,081	—	21,209
2016						1,131	1,139	1,159	1,162	1,139	—	17,967
2017							1,244	1,202	1,203	1,195	—	16,313
2018								1,240	1,175	1,163	7	15,135
2019									1,277	1,212	33	15,044
2020										1,253	630	8,387
Total										11,093
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(5,657)
All outstanding liabilities for incurral years prior to 2011, net of reinsurance										1,543
Total unpaid claims and claim adjustment expenses, net of reinsurance										$6,979

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Incurral Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(In millions)
2011	$44	$217	$337	$411	$478	$537	$588	$635	$670	$703
2012		43	229	365	453	524	591	648	694	730
2013			43	234	382	475	551	622	676	722
2014				51	266	428	526	609	677	732
2015					50	264	427	524	601	665
2016						49	267	433	548	628
2017							56	290	476	579
2018								54	314	497
2019									57	342
2020										59
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$5,657
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-Term Disability	4.6%	20.0%	14.6%	8.9%	7.2%	6.4%	5.4%	4.7%	3.7%	3.6%
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
For Group Life - Term and Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2020 compared to the 2019 incurral year due to the growth in the size of the business.
There were no significant changes in methodologies for the year ended December 31, 2020. The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
No additional premiums or return premiums have been accrued as a result of the prior year development.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.0 billion at both December 31, 2020 and 2019. Using interest rates ranging from 3% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.2 billion at both December 31, 2020 and 2019. The amount of interest accretion recognized was $452 million, $470 million and $509 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts were reflected in policyholder benefits and claims.

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
The incurred and paid claims disclosed for the Group Life - Term product includes activity related to the product’s continued protection feature; however, the associated actuarial reserve for future benefit obligations under this feature is excluded from the liability for unpaid claims.
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

	December 31, 2020
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
U.S.:
Group Life - Term	$2,372
Group Long-Term Disability	6,979
Total		$9,351
Other insurance lines - all segments combined		607
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		9,958

Reinsurance recoverables on unpaid claims:
U.S.:
Group Life - Term	12
Group Long-Term Disability	128
Total		140
Other insurance lines - all segments combined		180
Total reinsurance recoverable on unpaid claims		320
Total unpaid claims and allocated claims adjustment expense		10,278
Discounting		(1,186)
Liability for unpaid claims and claim adjustment liabilities - short-duration		9,092
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		4,431
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$13,523

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
3. Insurance (continued)

Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Balance at January 1,	$13,140	$12,590	$12,090
Less: Reinsurance recoverables	1,525	1,497	1,401
Net balance at January 1,	11,615	11,093	10,689
Incurred related to:
Current year	18,620	17,711	16,714
Prior years (1)	(19)	44	241
Total incurred	18,601	17,755	16,955
Paid related to:
Current year	(13,854)	(12,934)	(12,359)
Prior years	(4,478)	(4,299)	(4,192)
Total paid	(18,332)	(17,233)	(16,551)
Net balance at December 31,	11,884	11,615	11,093
Add: Reinsurance recoverables	1,639	1,525	1,497
Balance at December 31,	$13,523	$13,140	$12,590
______________
(1)For the year ended December 31, 2020, claims and claim adjustment expenses associated with prior years decreased due to favorable claims experience in the current year. For the years ended December 31, 2019 and 2018, claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in the current year.
Separate Accounts
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $78.0 billion and $72.2 billion at December 31, 2020 and 2019, respectively, for which the policyholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the policyholder which totaled $50.6 billion and $45.6 billion at December 31, 2020 and 2019, respectively. The latter category consisted primarily of guaranteed interest contracts (“GICs”). The average interest rate credited on these contracts was 2.54% and 2.91% at December 31, 2020 and 2019, respectively.
For the years ended December 31, 2020, 2019 and 2018, there were no investment gains (losses) on transfers of assets from the general account to the separate accounts.

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
DAC:
Balance at January 1,	$3,427	$4,089	$4,320
Capitalizations	51	43	34
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(56)	25	(114)
Other expenses	(348)	(263)	(355)
Total amortization	(404)	(238)	(469)
Unrealized investment gains (losses)	(448)	(467)	204
Balance at December 31,	2,626	3,427	4,089
VOBA:
Balance at January 1,	26	28	28
Amortization related to other expenses	(2)	(1)	(1)
Unrealized investment gains (losses)	(1)	(1)	1
Balance at December 31,	23	26	28
Total DAC and VOBA:
Balance at December 31,	$2,649	$3,453	$4,117
Information regarding total DAC and VOBA by segment was as follows:

	December 31,
	2020	2019
	(In millions)
U.S.	$398	$405
MetLife Holdings	2,251	3,048
Total	$2,649	$3,453

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
DSI:
Balance at January 1,	$62	$93	$93
Capitalization	—	1	1
Amortization	(21)	(20)	(15)
Unrealized investment gains (losses)	(11)	(12)	14
Balance at December 31,	$30	$62	$93

VODA and VOCRA:
Balance at January 1,	$157	$181	$207
Amortization	(22)	(24)	(26)
Balance at December 31,	$135	$157	$181
Accumulated amortization	$322	$300	$276
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA
	(In millions)
2021	$2	$19
2022	$2	$17
2023	$2	$15
2024	$2	$13
2025	$2	$12

5. Reinsurance
The Company enters into reinsurance agreements that transfer risk from its various insurance products to affiliated and unaffiliated companies. These cessions limit losses, minimize exposure to significant risks and provide additional capacity for future growth. The Company also provides reinsurance by accepting risk from affiliates and nonaffiliates.
Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse the Company for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge the Company’s obligation as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.
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
U.S.
For its Group Benefits business, the Company generally retains most of the risk and only cedes particular risk on certain client arrangements.

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
The Company’s RIS business has engaged in reinsurance activities on an opportunistic basis. There were no new transactions during the periods presented.
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
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in its results of operations. For its U.S. segment, the Company purchases catastrophe coverage to reinsure risks issued within territories that it believes are subject to the greatest catastrophic risks. For its MetLife Holdings segment, the Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. Excess of retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts, and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2020 and 2019 were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $1.7 billion and $1.8 billion of unsecured unaffiliated reinsurance recoverable balances at December 31, 2020 and 2019, respectively.
At December 31, 2020, the Company had $2.5 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $1.8 billion, or 72%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.2 billion of net unaffiliated ceded reinsurance recoverables which were unsecured. At December 31, 2019, the Company had $2.6 billion of net unaffiliated ceded reinsurance recoverables. Of this total, $1.9 billion, or 73%, were with the Company’s five largest unaffiliated ceded reinsurers, including $1.3 billion of net unaffiliated ceded reinsurance recoverables which were unsecured.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Premiums
Direct premiums	$20,821	$21,804	$26,883
Reinsurance assumed	909	811	752
Reinsurance ceded	(989)	(1,007)	(1,022)
Net premiums	$20,741	$21,608	$26,613
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,290	$2,331	$2,382
Reinsurance assumed	(16)	(15)	9
Reinsurance ceded	(278)	(279)	(267)
Net universal life and investment-type product policy fees	$1,996	$2,037	$2,124
Other revenues
Direct other revenues	$1,043	$1,007	$1,017
Reinsurance assumed	10	(5)	(11)
Reinsurance ceded	608	571	580
Net other revenues	$1,661	$1,573	$1,586
Policyholder benefits and claims
Direct policyholder benefits and claims	$23,488	$24,469	$29,589
Reinsurance assumed	811	728	691
Reinsurance ceded	(1,225)	(1,146)	(1,183)
Net policyholder benefits and claims	$23,074	$24,051	$29,097
Interest credited to policyholder account balances
Direct interest credited to policyholder account balances	$2,218	$2,592	$2,446
Reinsurance assumed	42	44	46
Reinsurance ceded	(13)	(12)	(13)
Net interest credited to policyholder account balances	$2,247	$2,624	$2,479
Other expenses
Direct other expenses	$4,469	$4,464	$4,650
Reinsurance assumed	71	50	71
Reinsurance ceded	473	462	470
Net other expenses	$5,013	$4,976	$5,191

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2020				2019
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$2,509	$831	$18,138	$21,478	$2,767	$700	$18,968	$22,435
Deferred policy acquisition costs and value of business acquired	2,864	13	(228)	2,649	3,657	14	(218)	3,453
Total assets	$5,373	$844	$17,910	$24,127	$6,424	$714	$18,750	$25,888
Liabilities
Future policy benefits	$132,776	$1,159	$(14)	$133,921	$127,058	$1,252	$(6)	$128,304
Policyholder account balances	96,479	156	—	96,635	91,550	158	—	91,708
Other policy-related balances	7,103	322	5	7,430	7,466	257	9	7,732
Other liabilities	7,027	2,406	15,991	25,424	7,211	2,318	16,553	26,082
Total liabilities	$243,385	$4,043	$15,982	$263,410	$233,285	$3,985	$16,556	$253,826

Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $12.8 billion and $13.7 billion at December 31, 2020 and 2019, respectively. The deposit liabilities on reinsurance were $1.8 billion and $1.7 billion at December 31, 2020 and 2019, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Premiums
Reinsurance assumed	$8	$9	$9
Reinsurance ceded	(113)	(115)	(117)
Net premiums	$(105)	$(106)	$(108)
Universal life and investment-type product policy fees
Reinsurance assumed	$1	$1	$(1)
Reinsurance ceded	(7)	(17)	(18)
Net universal life and investment-type product policy fees	$(6)	$(16)	$(19)
Other revenues
Reinsurance assumed	$(12)	$(19)	$—
Reinsurance ceded	572	533	541
Net other revenues	$560	$514	$541
Policyholder benefits and claims
Reinsurance assumed	$1	$4	$11
Reinsurance ceded	(145)	(153)	(120)
Net policyholder benefits and claims	$(144)	$(149)	$(109)
Interest credited to policyholder account balances
Reinsurance assumed	$29	$30	$38
Reinsurance ceded	(13)	(12)	(13)
Net interest credited to policyholder account balances	$16	$18	$25
Other expenses
Reinsurance assumed	$—	$—	$10
Reinsurance ceded	516	533	543
Net other expenses	$516	$533	$553

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
5. Reinsurance (continued)
Information regarding the significant effects of affiliated reinsurance included on the consolidated balance sheets was as follows at:

	December 31,
	2020		2019
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$1	$12,453	$—	$12,584
Deferred policy acquisition costs and value of business acquired	—	(145)	—	(160)
Total assets	$1	$12,308	$—	$12,424
Liabilities
Future policy benefits	$48	$(14)	$55	$(6)
Policyholder account balances	123	—	131	—
Other policy-related balances	1	5	1	9
Other liabilities	864	12,816	824	12,695
Total liabilities	$1,036	$12,807	$1,011	$12,698
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $45 million and $21 million at December 31, 2020 and 2019, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($24) million, ($17) million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement is included within other liabilities and was $1.4 billion and $996 million at December 31, 2020 and 2019, respectively. Net derivative gains (losses) associated with the embedded derivative were ($387) million, ($535) million and $421 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $606 million and $528 million of unsecured affiliated reinsurance recoverable balances at December 31, 2020 and 2019, respectively.
Affiliated reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on affiliated reinsurance were $11.0 billion and $11.2 billion at December 31, 2020 and 2019, respectively. The deposit liabilities on affiliated reinsurance were $863 million and $821 million at December 31, 2020 and 2019, respectively.

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
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	December 31,
	2020	2019
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,758	$39,379
Other policy-related balances	321	423
Policyholder dividends payable	337	432
Policyholder dividend obligation	2,969	2,020
Deferred income tax liability	130	79
Other liabilities	172	81
Total closed block liabilities	42,687	42,414
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	27,186	25,977
Mortgage loans	6,807	7,052
Policy loans	4,355	4,489
Real estate and real estate joint ventures	559	544
Other invested assets	492	416
Total investments	39,399	38,478
Cash and cash equivalents	—	448
Accrued investment income	402	419
Premiums, reinsurance and other receivables	50	75
Current income tax recoverable	28	91
Total assets designated to the closed block	39,879	39,511
Excess of closed block liabilities over assets designated to the closed block	2,808	2,903
AOCI:
Unrealized investment gains (losses), net of income tax	3,524	2,453
Unrealized gains (losses) on derivatives, net of income tax	23	97
Allocated to policyholder dividend obligation, net of income tax	(2,346)	(1,596)
Total amounts included in AOCI	1,201	954
Maximum future earnings to be recognized from closed block assets and liabilities	$4,009	$3,857
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Balance at January 1,	$2,020	$428	$2,121
Change in unrealized investment and derivative gains (losses)	949	1,592	(1,693)
Balance at December 31,	$2,969	$2,020	$428

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
6. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Revenues
Premiums	$1,498	$1,580	$1,672
Net investment income	1,596	1,740	1,758
Net investment gains (losses)	(25)	(7)	(71)
Net derivative gains (losses)	(17)	12	22
Total revenues	3,052	3,325	3,381
Expenses
Policyholder benefits and claims	2,330	2,291	2,475
Policyholder dividends	791	924	968
Other expenses	104	111	117
Total expenses	3,225	3,326	3,560
Revenues, net of expenses before provision for income tax expense (benefit)	(173)	(1)	(179)
Provision for income tax expense (benefit)	(36)	(2)	(39)
Revenues, net of expenses and provision for income tax expense (benefit)	$(137)	$1	$(140)
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
Investment Risks and Uncertainties
Investments are exposed to the following primary sources of risk: credit, interest rate, liquidity, market valuation, currency and real estate risk. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of ACL and impairments, the recognition of income on certain investments and the potential consolidation of VIEs. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the consolidated financial statements.
The determination of ACL and impairments is highly subjective and is based upon quarterly evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. RMBS includes agency, prime, alternative and sub-prime mortgage-backed securities. ABS includes securities collateralized by corporate loans and consumer loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS and CMBS are, collectively, “Structured Products.” In accordance with new credit loss guidance adopted January 1, 2020, securities that incurred a credit loss after December 31, 2019 and were still held as of December 31, 2020, are presented net of ACL. In accordance with previous guidance, both the temporary loss and OTTI loss are presented for securities that were in an unrealized loss position as of December 31, 2019.

	December 31, 2020					December 31, 2019
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		ACL	Gains	Losses			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)

U.S. corporate	$50,989	$(43)	$9,618	$155	$60,409	$52,446	$6,236	$223	$—	$58,459
Foreign corporate	28,093	(8)	4,478	284	32,279	28,421	2,397	517	—	30,301
U.S. government and agency	24,620	—	6,178	27	30,771	25,568	3,706	26	—	29,248
RMBS	22,552	—	1,706	32	24,226	21,476	1,324	59	(32)	22,773
ABS	12,456	—	169	50	12,575	10,215	47	61	—	10,201
Municipals	6,888	—	2,096	1	8,983	6,419	1,450	13	—	7,856
CMBS	6,503	—	381	55	6,829	5,523	214	17	—	5,720
Foreign government	4,322	—	978	32	5,268	4,329	724	47	—	5,006
Total fixed maturity securities AFS	$156,423	$(51)	$25,604	$636	$181,340	$154,397	$16,098	$963	$(32)	$169,564
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$7,763	$22,891	$26,776	$57,431	$41,511	$156,372
Estimated fair value	$7,762	$24,207	$30,874	$74,867	$43,630	$181,340
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities AFS not due at a single maturity date have been presented in the year of final contractual maturity. Structured Products are shown separately, as they are not due at a single maturity.
Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position. Included in the table below are securities without an ACL as of December 31, 2020, in accordance with new credit loss guidance adopted January 1, 2020. Also included in the table below are all securities in an unrealized loss position as of December 31, 2019, in accordance with previous guidance.

	December 31, 2020				December 31, 2019
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)

U.S. corporate	$2,351	$112	$230	$36	$2,036	$77	$1,304	$146
Foreign corporate	2,431	225	34	59	1,368	93	3,499	424
U.S. government and agency	1,686	27	—	—	1,552	26	29	—
RMBS	1,119	20	128	12	1,479	15	524	12
ABS	2,561	18	2,233	32	2,428	13	3,778	48
Municipals	51	1	—	—	508	13	1	—
CMBS	1,110	41	306	14	857	5	212	12
Foreign government	110	6	115	27	149	6	215	41
Total fixed maturity securities AFS	$11,419	$450	$3,046	$180	$10,377	$248	$9,562	$683
Investment grade	$9,012	$297	$2,841	$158	$9,288	$190	$8,233	$530
Below investment grade	2,407	153	205	22	1,089	58	1,329	153
Total fixed maturity securities AFS	$11,419	$450	$3,046	$180	$10,377	$248	$9,562	$683
Total number of securities in an unrealized loss position	984		385		1,059		802

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the credit loss evaluation process include, but are not limited to:(i) the extent to which the estimated fair value has been below amortized cost, (ii) adverse conditions specifically related to a security, an industry sector or sub-sector, or an economically depressed geographic area, adverse change in the financial condition of the issuer of the security, changes in technology, discontinuance of a segment of the business that may affect future earnings, and changes in the quality of credit enhancement, (iii) payment structure of the security and likelihood of the issuer being able to make payments, (iv) failure of the issuer to make scheduled interest and principal payments, (v) whether the issuer, or series of issuers or an industry has suffered a catastrophic loss or has exhausted natural resources, (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers, (vii) with respect to Structured Products, changes in forecasted cash flows after considering the changes in the financial condition of the underlying loan obligors and quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security, (viii) changes in the rating of the security by a rating agency, and (ix) other subjective factors, including concentrations and information obtained from regulators.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

After the adoption of new credit loss guidance on January 1, 2020, in periods subsequent to the recognition of an initial ACL on a security, the Company reassesses credit loss quarterly. Subsequent increases or decreases in the expected cash flow from the security result in corresponding decreases or increases in the ACL which are recorded within net investment gains (losses); however, the previously recorded ACL is not reduced to an amount below zero. Full or partial write-offs are deducted from the ACL in the period the security, or a portion thereof, is considered uncollectible. Recoveries of amounts previously written off are recorded to the ACL in the period received. When the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, any ACL is written off and the amortized cost is written down to estimated fair value through a charge within net investment gains (losses), which becomes the new amortized cost of the security.
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $301 million for the year ended December 31, 2020 to $630 million primarily due to decreases in interest rates and movement in foreign currency exchange rates, partially offset by widening credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $180 million at December 31, 2020, or 29% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $180 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $158 million, or 88%, were related to 337 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities AFS
Of the $180 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $22 million, or 12%, were related to 48 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer), ABS and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates ABS and CMBS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Current Period Evaluation
At December 31, 2020, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2020.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector for the year ended December 31, 2020 is as follows:

	U.S. Corporate	Foreign Government	Foreign Corporate	RMBS	Total
	(In millions)
Balance at January 1,	$—	$—	$—	$—	$—
Additions:
ACL not previously recorded	74	6	9	2	91
Changes for securities with previously recorded ACL	(2)	—	(1)	(2)	(5)
Reductions:
Securities sold or exchanged	(28)	(6)	—	—	(34)
Securities intended/required to be sold prior to recovery of amortized cost basis	(1)	—	—	—	(1)
Balance at December 31,	$43	$—	$8	$—	$51

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2020		2019
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$38,528	58.0%	$37,311	56.9%
Agricultural	16,426	24.7	15,705	23.9
Residential	11,803	17.8	12,575	19.2
Total amortized cost	66,757	100.5	65,591	100.0
Allowance for credit loss	(517)	(0.8)	(289)	(0.4)
Subtotal mortgage loans, net	66,240	99.7	65,302	99.6
Residential — FVO	165	0.3	188	0.3
Total mortgage loans held-for-investment, net	66,405	100.0	65,490	99.9
Mortgage loans held-for-sale	—	—	59	0.1
Total mortgage loans, net	$66,405	100.0%	$65,549	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. See Note 9 for further information.
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $924 million and $852 million at December 31, 2020 and 2019, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2020 and 2019 was $164 million and $155 million; $158 million and $176 million; and $101 million and $89 million, respectively.
Purchases of mortgage loans, primarily residential, were $2.8 billion, $4.0 billion and $3.4 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company originates and acquires unaffiliated mortgage loans and simultaneously sells a portion to affiliates under master participation agreements. The aggregate amount of mortgage loan participation interests in unaffiliated mortgage loans sold by the Company to affiliates for the years ended December 31, 2020, 2019 and 2018 was $59 million, $100 million and $1.5 billion, respectively. In connection with the mortgage loan participations, the Company collected mortgage loan principal and interest payments from unaffiliated borrowers on behalf of affiliates and remitted such receipts to the affiliates in the amount of $540 million, $951 million and $1.5 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company purchases mortgage loan participation interests under a master participation agreement from an affiliate, simultaneously with the affiliate’s origination or acquisition of mortgage loans. The aggregate amount of mortgage loan participation interests purchased by the Company from such affiliate for the years ended December 31, 2020, 2019 and 2018 was $3.8 billion and $4.1 billion and $3.7 billion, respectively. In connection with the mortgage loan participations, the affiliate collected mortgage loan principal and interest payments on the Company’s behalf and the affiliate remitted such payments to the Company in the amount of $696 million, $403 million and $119 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	For the Years Ended December 31,
	2020				2019				2018
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$186	$49	$54	$289	$190	$44	$57	$291	$173	$40	$58	$271
Provision (release)	100	18	27	145	(4)	10	7	13	17	4	7	28
Adoption of new credit loss guidance	(87)	32	154	99	—	—	—	—	—	—	—	—
Initial credit losses on PCD loans (1)	—	—	18	18	—	—	—	—	—	—	—	—
Charge-offs, net of recoveries	—	(2)	(32)	(34)	—	(5)	(10)	(15)	—	—	(8)	(8)
Balance at December 31,	$199	$97	$221	$517	$186	$49	$54	$289	$190	$44	$57	$291
__________________
(1)Represents the initial credit losses on purchased mortgage loans accounted for as purchased financial assets with credit deterioration (“PCD”).
Allowance for Credit Loss Methodology
After the adoption of new credit loss guidance on January 1, 2020, the Company records an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management: (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) and reasonably expected troubled debt restructurings (“TDRs”) (i.e., the Company grants concessions to borrower that is experiencing financial difficulties) are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).
In accordance with the previous guidance, evaluation and measurement methodologies in determining the ACL were similar, except: (i) credit loss was recognized when incurred (when it was probable, based on current information and events, that all amounts due under the loan agreement would not be collected), (ii) pooling of loans with similar risk characteristics was permitted, but not required, (iii) forecasts of economic conditions were not considered in the evaluation, (iv) measurement of the expected lifetime credit loss over the contractual term, or expected term, was not considered in the measurement, and (v) the credit loss for loans evaluated individually could also be determined using either discounted cash flows using the loans’ original effective interest rate or observable market prices.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Commercial and Agricultural Mortgage Loan Portfolio Segments
Commercial and agricultural mortgage loan ACL are calculated in a similar manner. Within each loan portfolio segment, commercial and agricultural, loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value (“LTV”) ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. The Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios (“DSCR”). In estimating expected lifetime credit loss over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating expected lifetime credit loss over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile; accordingly, historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.
Commercial mortgage loans are reviewed on an ongoing basis, which review includes, but is not limited to, an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios, DSCR and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher LTV ratios and lower DSCR. Agricultural mortgage loans are reviewed on an ongoing basis, which review includes, but is not limited to, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios and borrower creditworthiness, as well as reviews on a geographic and property-type basis. The monitoring process for agricultural mortgage loans also focuses on higher risk loans.
For commercial mortgage loans, the primary credit quality indicator is the DSCR, which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. The Company also reviews the LTV ratio of its commercial mortgage loan portfolio. LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of the Company’s ongoing review of its commercial mortgage loan portfolio.
For agricultural mortgage loans, the Company’s primary credit quality indicator is the LTV ratio. The values utilized in calculating this ratio are developed in connection with the ongoing review of the agricultural mortgage loan portfolio and are routinely updated.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Commitments to lend: After loans are approved, the Company makes commitments to lend and, typically, borrowers draw down on some or all of the commitments. The timing of mortgage loan funding is based on the commitment expiration dates. A liability for credit loss for unfunded commercial and agricultural mortgage loan commitments is recorded within net investment gains (losses). The liability is based on estimated lifetime loss rates as described above and the amount of the outstanding commitments, which for lines of credit, considers estimated utilization rates. When the commitment is funded or expires, the liability is adjusted accordingly.
Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of purchased closed end, amortizing residential mortgage loans, including both performing loans purchased within 12 months of origination and reperforming loans purchased after they have been performing for at least 12 months post-modification. Residential mortgage loans are pooled by loan type (i.e., new origination and reperforming) and pooled by similar risk profiles (including consumer credit score and LTV ratios). Estimated lifetime loss rates, which vary by loan type and risk profile, are applied to the amortized cost of each loan excluding accrued investment income on a quarterly basis to develop the ACL. The estimated lifetime loss rates are based on several factors, including (i) industry historical experience and expected results over the forecast period for defaults, (ii) loss severity, (iii) prepayment rates, (iv) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, and (v) loan pool specific characteristics including consumer credit scores, LTV ratios, payment history and home prices. These evaluations are revised as conditions change and new information becomes available. The Company uses industry historical experience which captures multiple economic cycles as the Company has purchased most of its residential mortgage loans in the last five years. The Company uses a forecast of economic assumptions for a two-year period for most of its residential mortgage loans. After the applicable forecast period, the Company immediately reverts to industry historical loss experience.
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
Mortgage Loan Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, during 2020 the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (“Interagency Statement”) issued by bank regulatory agencies, not to account for or report qualifying concessions as TDRs and not to classify such loans as either past due or nonaccrual during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. The Company records an ACL on this accrued interest income.
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $48 million at December 31, 2020.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12 months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $6 million at December 31, 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $33 million at December 31, 2020.
Troubled Debt Restructurings
The Company assesses loan concessions prior to the issuance of, or outside the scope of, the CARES Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on a case-by-case basis to evaluate whether a TDR has occurred. The Company may grant concessions to borrowers experiencing financial difficulties, which, if not significant, are not classified as TDRs, while more significant concessions are classified as TDRs. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates, and/or a reduction of accrued interest. The amount, timing and extent of the concessions granted are considered in determining any ACL recorded.
For both years ended December 31, 2020 and 2019, the Company did not have commercial mortgage loans modified in a troubled debt restructuring.
For the year ended December 31, 2020, the Company did not have a significant amount of agricultural mortgage loans modified in a troubled debt restructuring. For the year ended December 31, 2019, the Company had three agricultural mortgage loans modified in a troubled debt restructuring with carrying value of $111 million for both pre-modification and post-modification.
For the year ended December 31, 2020, the Company did not have a significant amount of residential mortgage loans modified in a troubled debt restructuring. For the year ended December 31, 2019, the Company had 396 residential mortgage loans modified in a troubled debt restructuring with carrying value of $97 million and $87 million pre-modification and post-modification, respectively.
For both years ended December 31, 2020 and 2019, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring with subsequent payment default.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2020:

Credit Quality Indicator	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$3,111	$2,473	$3,852	$2,814	$3,795	$8,314	$2,318	$26,677	69.2%
65% to 75%	1,113	2,892	1,687	1,176	738	1,549	—	9,155	23.8
76% to 80%	—	130	60	388	265	236	—	1,079	2.8
Greater than 80%	—	—	204	421	102	890	—	1,617	4.2
Total	$4,224	$5,495	$5,803	$4,799	$4,900	$10,989	$2,318	$38,528	100.0%
DSCR:
> 1.20x	$3,879	$5,137	$5,629	$4,272	$4,704	$10,434	$2,318	$36,373	94.4%
1.00x - 1.20x	213	—	18	199	196	476	—	1,102	2.9
<1.00x	132	358	156	328	—	79	—	1,053	2.7
Total	$4,224	$5,495	$5,803	$4,799	$4,900	$10,989	$2,318	$38,528	100.0%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2020:

Credit Quality Indicator	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,303	$2,027	$2,689	$1,003	$2,387	$3,646	$1,049	$15,104	91.9%
65% to 75%	344	144	36	38	179	458	30	1,229	7.5
76% to 80%	—	—	—	—	—	51	—	51	0.3
Greater than 80%	—	—	—	—	—	42	—	42	0.3
Total	$2,647	$2,171	$2,725	$1,041	$2,566	$4,197	$1,079	$16,426	100%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2020:

Credit Quality Indicator	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$302	$1,490	$850	$357	$228	$8,060	$—	$11,287	95.6%
Nonperforming (1)	5	85	20	5	1	400	—	516	4.4
Total	$307	$1,575	$870	$362	$229	$8,460	$—	$11,803	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $102 million and $117 million at December 31, 2020 and 2019, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. At December 31, 2020, the amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $531 million, or less than 1% of total commercial and agricultural mortgage loans, however after considering the reduction in carrying value from the related ACL, no loans have a ratio greater than 100%.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2020 and 2019. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In millions)
Commercial	$—	$—	$—	$—	$293	$167
Agricultural	251	124	20	2	261	137
Residential	516	377	54	—	503	377
Total	$767	$501	$74	$2	$1,057	$681

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2019 was $167 million, $105 million and $402 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $156 million and $0 at December 31, 2020 and December 31, 2019, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $173 million and $93 million at December 31, 2020 and December 31, 2019, respectively. There were no nonaccrual residential mortgage loans without an ACL at either December 31, 2020 or December 31, 2019.
Purchased Investments with Credit Deterioration
Investments that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination are classified as PCD. The amortized cost for PCD investments is the purchase price plus an ACL for the initial estimate of expected lifetime credit losses established upon purchase. Subsequent changes in the ACL on PCD investments are recorded in net investment gains (losses). The non-credit discount or premium is accreted or amortized to net investment income on an effective yield basis.
The following table reconciles the contractual principal to the purchase price of PCD investments:

	Year Ended December 31, 2020
	Contractual Principal	ACL at Acquisition	Non-Credit (Discount) Premium	Purchase Price
	(In millions)
PCD residential mortgage loans	$593	$(18)	$(13)	$562
Prior to the adoption of new credit loss guidance for the recognition of credit losses on financial instruments, the Company applied applicable guidance for investments acquired with evidence of credit quality deterioration since origination, known as PCI investments. The Company’s PCI investments had an outstanding principal balance of $3.2 billion at December 31, 2019, which represents the contractually required principal and accrued interest payments whether or not currently due and a carrying value (estimated fair value of the investments plus accrued interest) of $2.7 billion at December 31, 2019. Accretion of accretable yield on PCI investments recognized in net investment income was $170 million and $266 million for the years ended December 31, 2019 and 2018, respectively.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2020	2019	2020	2019	2018
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,965	$1,586	$188	$165	$210
Other real estate investments	418	419	127	174	177
Real estate joint ventures	5,095	4,654	(59)	62	85
Total real estate and real estate joint ventures	$7,478	$6,659	$256	$401	$472
The carrying value of real estate investments acquired through foreclosure was $18 million and $34 million at December 31, 2020 and 2019, respectively. Depreciation expense on real estate investments was $73 million, $62 million and $65 million for the years ended December 31, 2020, 2019 and 2018, respectively. Real estate investments were net of accumulated depreciation of $789 million and $652 million at December 31, 2020 and 2019, respectively.
As a result of the COVID-19 Pandemic, earnings from certain of the Company’s equity method real estate joint ventures were reduced for the year ended December 31, 2020, principally hotel properties. Certain of these real estate joint ventures have granted some lessees COVID-19 Pandemic-related lease concessions. See “— Leases — Lease Concessions.”

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Leases
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, property type diversification, and geographic diversification. Leased real estate investments and income earned, by property type, were as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2020	2019	2020	2019	2018
	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$661	$278	$31	$49	$60
Retail	498	507	66	70	65
Apartment	516	525	40	3	49
Industrial	258	243	50	42	35
Land	23	—	1	—	—
Other	9	33	—	1	1
Total leased real estate investments	$1,965	$1,586	$188	$165	$210
Future contractual receipts under operating leases at December 31, 2020 were $143 million in 2021, $136 million in 2022, $127 million in 2023, $107 million in 2024, $96 million in 2025, $287 million thereafter and, in total, $896 million.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Investment in leveraged and direct financing leases consisted of the following at:

	December 31, 2020		December 31, 2019
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease receivables, net (1)	$597	$210	$666	$232
Estimated residual values	573	42	592	42
Subtotal	1,170	252	1,258	274
Unearned income	(318)	(74)	(362)	(85)
Investment in leases, before ACL	852	178	896	189
ACL	(36)	(2)	—	—
Investment in leases, net of ACL	$816	$176	$896	$189
__________________
(1)Future contractual receipts under direct financing leases as of December 31, 2020 are $21 million in 2021, $21 million in 2022, $21 million in 2023, $21 million in 2024, $21 million in 2025, $105 million thereafter and, in total, $210 million.
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 11 years, but in certain circumstances can be over 11 years, while the payment periods for direct financing leases generally range from one to 16 years. For lease receivables, the primary credit quality indicator is whether the lease receivable is performing or nonperforming, which is assessed monthly. The Company generally defines nonperforming lease receivables as those that are 90 days or more past due. At both December 31, 2020 and 2019, all lease receivables were performing.
The deferred income tax liability related to leveraged leases was $287 million and $425 million at December 31, 2020 and 2019, respectively.
The components of income from investment in leveraged and direct financing leases, excluding net investment gains (losses), were as follows:

	Years Ended December 31,
	2020		2019		2018
	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases	Leveraged Leases	Direct Financing Leases
	(In millions)
Lease investment income	$36	$11	$37	$12	$37	$13
Less: Income tax expense	8	2	8	3	8	3
Lease investment income, net of income tax	$28	$9	$29	$9	$29	$10

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

In accordance with new credit loss guidance adopted January 1, 2020, the Company records an allowance for expected lifetime credit loss in an amount that represents the portion of the investment in leases that the Company does not expect to collect, resulting in the investment in leases being presented at the net amount expected to be collected. In determining the ACL, management: (i) pools leases that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of the lease, and (iii) considers past events and current and forecasted economic conditions. Leases with dissimilar risk characteristics are evaluated individually for credit loss. Expected lifetime credit loss on leveraged and direct financing lease receivables is estimated using a probability of default and loss given default model, where the probability of default incorporates third party credit ratings of the lessee and the related historical default data. The Company also assesses the non-guaranteed residual values for recoverability by comparison to the current estimated fair value of the leased asset and considers other relevant market information such as independent third-party forecasts, consulting, asset brokerage and investment banking reports and data, comparable market transactions, and factors such as the competitive dynamics impacting specific industries, technological change and obsolescence, government and regulatory rules, tax policy, potential environmental liabilities and litigation.
Prior to the adoption of the new credit loss guidance, lease impairment losses were recorded as incurred. Under the incurred loss model, if all amounts due under the lease agreement would not be collected, based on current information and events, an impairment loss was recorded. The impairment loss was recorded as a reduction of the investment in lease and within net investment gains (losses).
Lease Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its operating lease lessees, primarily in the form of rent deferrals. In accordance with a Question and Answer document issued by the FASB in response to the COVID-19 Pandemic, the Company has elected not to evaluate whether such lease concessions are lease modifications, continues to accrue income on such leases and records rent receivables. The rent deferrals generally range from one to five months. Deferred rental payments and rental abatements for operating leases were each $2 million at December 31, 2020. The Company also has interests in certain unconsolidated real estate joint ventures which have granted COVID-19 Pandemic-related lease concessions.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 8), affiliated investments, tax credit and renewable energy partnerships, annuities funding structured settlement claims, and leveraged and direct financing leases. See “— Related Party Investment Transactions” for information regarding affiliated investments.
Tax Credit Partnerships
The carrying value of tax credit partnerships was $1.1 billion and $1.3 billion at December 31, 2020 and 2019, respectively. Losses from tax credit partnerships included within net investment income were $225 million, $240 million and $257 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $6.8 billion and $5.5 billion at December 31, 2020 and 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, DSI, future policy benefits and the policyholder dividend obligation, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Fixed maturity securities AFS	$24,954	$15,177	$3,915
Derivatives	2,259	2,043	1,742
Other	235	210	231
Subtotal	27,448	17,430	5,888
Amounts allocated from:
Future policy benefits	(7,603)	(1,121)	(5)
DAC, VOBA and DSI	(1,511)	(1,051)	(571)
Policyholder dividend obligation	(2,969)	(2,020)	(428)
Subtotal	(12,083)	(4,192)	(1,004)
Deferred income tax benefit (expense)	(3,190)	(2,742)	(987)
Net unrealized investment gains (losses)	$12,175	$10,496	$3,897

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Balance at January 1,	$10,496	$3,897	$7,257
Cumulative effects of changes in accounting principles, net of income tax	—	17	1,310
Unrealized investment gains (losses) during the year	10,018	11,520	(7,898)
Unrealized investment gains (losses) relating to:
Future policy benefits	(6,482)	(1,116)	14
DAC, VOBA and DSI	(460)	(480)	219
Policyholder dividend obligation	(949)	(1,592)	1,693
Deferred income tax benefit (expense)	(448)	(1,750)	1,302
Balance at December 31,	$12,175	$10,496	$3,897
Change in net unrealized investment gains (losses)	$1,679	$6,599	$(3,360)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2020 and 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending and repurchase agreements is as follows:

	December 31,
	2020			2019
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
			(In millions)
Securities lending	$13,289	$13,566	$13,739	$12,455	$12,791	$12,847
Repurchase agreements	$3,276	$3,210	$3,251	$2,333	$2,310	$2,320
__________________
(1)Securities on loan in connection with these programs are included within fixed maturity securities AFS, and short-term investments.
(2)In connection with securities lending and repurchase agreements, in addition to cash collateral received, the Company received from counterparties non-cash security collateral of $1 million and $0 at December 31, 2020 and 2019, respectively, which is not reflected on the consolidated financial statements.
(3)The liability for cash collateral for these programs is included within payables for collateral under securities loaned and other transactions and other liabilities.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending and repurchase agreements is as follows:

	December 31,
	2020				2019
	Remaining Maturities				Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$1,705	$8,768	$3,093	$13,566	$2,260	$5,040	$5,491	$12,791
Repurchase agreements:
U.S. government and agency	$—	$3,210	$—	$3,210	$—	$2,310	$—	$2,310
________________
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

	December 31,
	2020	2019
	(In millions)
Invested assets on deposit (regulatory deposits)	$123	$62
Invested assets pledged as collateral (1)	22,405	20,659
Total invested assets on deposit and pledged as collateral	$22,528	$20,721
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3), derivative transactions (see Note 8) and secured debt (see Note 11).
See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 6 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuers, was $765 million and $737 million, at redemption value, at December 31, 2020 and 2019, respectively.
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $12.5 billion at December 31, 2020. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $3.5 billion at December 31, 2020. Except for certain real estate joint ventures and certain funds, the Company’s investments in its remaining real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2020 and 2019.
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
Aggregate total assets of these entities totaled $593.9 billion and $527.8 billion at December 31, 2020 and 2019, respectively. Aggregate total liabilities of these entities totaled $80.5 billion and $77.6 billion at December 31, 2020 and 2019, respectively. Aggregate net income (loss) of these entities totaled $34.4 billion, $40.9 billion and $42.7 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2020		2019
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,435	$—	$1,378	$—
Investment fund (primarily mortgage loans) (2)	201	—	211	—
Renewable energy partnership (3)	87	—	94	—
Other investments (4)	4	5	10	5
Total	$1,727	$5	$1,693	$5
__________________
(1)The Company’s investment in affiliated real estate joint ventures was $1.3 billion and $1.2 billion at December 31, 2020 and 2019, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $130 million and $129 million at December 31, 2020 and 2019, respectively.
(2)The Company’s investment in this affiliated investment fund was $164 million and $172 million, at December 31, 2020 and 2019, respectively. An affiliate had an investment in this affiliated investment fund of $37 million and $39 million at December 31, 2020 and 2019, respectively.
(3)Assets of the renewable energy partnership primarily consisted of other invested assets.
(4)Assets of other investments primarily consisted of cash and cash equivalents at December 31, 2020 and other invested assets at December 31, 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2020		2019
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Products (2)	$41,803	$41,803	$37,119	$37,119
U.S. and foreign corporate	1,905	1,905	1,098	1,098
Other limited partnership interests	5,247	8,589	4,461	7,423
Other invested assets	1,436	1,517	1,554	1,677
Real estate joint ventures	18	21	25	28
Total	$50,409	$53,835	$44,257	$47,345
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $3 million and $6 million at December 31, 2020 and 2019, respectively. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 16, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2020, 2019 and 2018.
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
The carrying value and the estimated fair value of residential mortgage loans securitized were $308 million and $313 million, respectively, during 2020, and $443 million and $467 million, respectively, during 2019. Gains on securitizations of $5 million and $24 million for the years ended December 31, 2020 and 2019, respectively, were included within net investment gains (losses). The estimated fair value of RMBS acquired in connection with the securitizations was $43 million and $131 million at December 31, 2020 and 2019, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
Asset Type	2020	2019	2018
	(In millions)
Investment income:
Fixed maturity securities AFS	$6,535	$7,015	$7,268
Equity securities	25	35	42
Mortgage loans	2,836	3,147	2,822
Policy loans	305	307	297
Real estate and real estate joint ventures	256	401	472
Other limited partnership interests	633	545	519
Cash, cash equivalents and short-term investments	77	183	121
FVO Securities (1)	48	74	22
Operating joint venture	80	69	37
Other	154	221	261
Subtotal	10,949	11,997	11,861
Less: Investment expenses	699	1,024	942
Net investment income	$10,250	$10,973	$10,919
________________
(1)Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods and included in net investment income were principally from equity-linked notes included within FVO Securities were $46 million, $74 million and $22 million for the years ended December 31, 2020, 2019 and 2018, respectively.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
Net investment income from equity method investments, comprised of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and operating joint ventures, totaled $427 million, $458 million and $344 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
7. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
Asset Type	2020	2019	2018
	(In millions)
Fixed maturity securities AFS:
Net credit loss (provision) release (1)	$(101)	$(39)	$(23)
Net gains (losses) on sales and disposals	43	51	107
Total gains (losses) on fixed maturity securities AFS	(58)	12	84
Equity securities:
Net gains (losses) on sales and disposals	10	12	17
Change in estimated fair value (2)	(86)	38	(101)
Total gains (losses) on equity securities	(76)	50	(84)
Mortgage loans	(188)	(13)	(50)
Real estate and real estate joint ventures	7	396	311
Other limited partnership interests	(12)	3	8
Other (3)	293	(46)	(162)
Subtotal	(34)	402	107
Change in estimated fair value of other limited partnership interest and real estate joint ventures	(5)	(15)	11
Non-investment portfolio gains (losses)	(34)	(41)	35
Subtotal	(39)	(56)	46
Total net investment gains (losses)	$(73)	$346	$153
_________________
(1)Net credit loss provision by sector for industrial corporate, consumer corporate, foreign government securities and RMBS for the year ended December 31, 2019 were ($19) million, ($16) million, ($2) million and ($2) million, respectively. Net credit loss provision by sector for consumer corporate, industrial corporate and finance corporate securities for the year ended December 31, 2018 were ($19) million, ($2) million and ($2) million, respectively. See “— Rollforward of Allowance for Credit Loss for Fixed Maturity Securities AFS By Sector.” Due to the adoption of new credit loss guidance on January 1, 2020, prior period OTTI loss is presented as credit loss.
(2)Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were ($80) million, $31 million and ($82) million for the years ended December 31, 2020, 2019 and 2018 respectively.
(3)Other gains (losses) included (i) $128 million reclassified from AOCI to earnings due to the sale of certain investments that were hedged in qualifying cash flow hedges and a leveraged lease gain of $87 million for the year ended December 31, 2020, (ii) tax credit partnership impairment losses of $92 million, and a renewable energy partnership disposal gain of $46 million for the year ended December 31, 2019, and (iii) renewable energy partnership disposal losses of $83 million and leveraged lease impairment losses of $105 million for the year ended December 31, 2018.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($19) million, ($57) million and $21 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Proceeds	$20,453	$32,175	$53,042
Gross investment gains	$419	$392	$604
Gross investment losses	(376)	(341)	(497)
Net credit loss (provision) release	(101)	(39)	(23)
Net investment gains (losses)	$(58)	$12	$84

Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and real estate and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$393	$—	$—
Amortized cost of invested assets transferred to affiliates	$379	$—	$—
Net investment gains (losses) recognized on transfers	$14	$—	$—
Estimated fair value of invested assets transferred from affiliates	$381	$46	$77
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		December 31,		Years Ended December 31,
		2020	2019	2020	2019	2018
Investment Type/Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1),(2)	MetLife, Inc.	$1,643	$1,810	$35	$34	$31
Affiliated investments (3)	American Life Insurance Company	100	100	3	3	3
Affiliated investments (4)	Metropolitan Property and Casualty Insurance Company	315	315	6	11	10
Other invested assets		$2,058	$2,225	$44	$48	$44
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
(2)In September 2020, MetLife, Inc. repaid in cash at maturity a ¥26.5 billion 0.82% affiliated senior note issued to MLIC.
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
Through March 31, 2018, the Company provided investment administrative services to certain affiliates. The related investment administrative service charges to these affiliates were $19 million for the year ended December 31, 2018. Effective April 1, 2018, the Company receives investment advisory services from an affiliate. The related affiliated investment advisory charges to the Company were $280 million, $299 million and $198 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2020			2019
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,175	$3,224	$4	$2,370	$2,668	$2
Foreign currency swaps	Foreign currency exchange rate	1,049	5	76	1,250	12	17
Subtotal		4,224	3,229	80	3,620	2,680	19
Cash flow hedges:
Interest rate swaps	Interest rate	4,400	14	—	3,324	125	27
Interest rate forwards	Interest rate	5,081	489	—	6,793	75	142
Foreign currency swaps	Foreign currency exchange rate	28,017	1,102	1,353	27,240	1,199	1,103
Subtotal		37,498	1,605	1,353	37,357	1,399	1,272
Total qualifying hedges		41,722	4,834	1,433	40,977	4,079	1,291
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	30,512	3,041	7	38,820	2,296	133
Interest rate floors	Interest rate	12,701	350	—	12,701	156	—
Interest rate caps	Interest rate	40,104	13	—	42,622	18	5
Interest rate futures	Interest rate	406	—	—	745	—	—
Interest rate options	Interest rate	15,337	174	—	24,944	427	—
Interest rate forwards	Interest rate	265	—	9	—	—	—
Interest rate total return swaps	Interest rate	1,048	—	59	1,048	5	49
Synthetic GICs	Interest rate	11,739	—	—	16,498	—	—
Foreign currency swaps	Foreign currency exchange rate	5,596	292	238	6,124	419	97
Foreign currency forwards	Foreign currency exchange rate	1,236	9	18	1,001	12	8
Credit default swaps — purchased	Credit	886	8	9	888	4	11
Credit default swaps — written	Credit	6,961	126	—	8,711	200	1
Equity futures	Equity market	2,591	—	16	2,039	—	5
Equity index options	Equity market	19,601	459	189	23,104	447	417
Equity variance swaps	Equity market	425	11	9	637	17	17
Equity total return swaps	Equity market	2,542	1	274	716	—	68
Total non-designated or nonqualifying derivatives		151,950	4,484	828	180,598	4,001	811
Total		$193,672	$9,318	$2,261	$221,575	$8,080	$2,102

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2020 and 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Year Ended December 31, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(10)	$—	$—	$360	$—	N/A
Hedged items	12	—	—	(399)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(45)	—	—	—	—	N/A
Hedged items	43	—	—	—	—	N/A
Subtotal	—	—	—	(39)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$1,268
Amount of gains (losses) reclassified from AOCI into income	36	121	—	—	—	(157)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(124)
Amount of gains (losses) reclassified from AOCI into income	3	768	—	—	—	(771)
Foreign currency transaction gains (losses) on hedged items	—	(680)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—
Subtotal	39	209	—	—	—	216
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(6)	—	1,999	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(371)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(6)	—	—	N/A
Credit derivatives — written (1)	—	—	(78)	—	—	N/A
Equity derivatives (1)	(2)	—	(973)	(238)	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	91	—	—	N/A
Subtotal	(8)	—	662	(238)	—	N/A
Earned income on derivatives	239	—	633	186	(152)	—
Embedded derivatives (2)	N/A	N/A	(557)	—	N/A	N/A
Total	$270	$209	$738	$(91)	$(152)	$216

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)

	Year Ended December 31, 2019
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(2)	$—	$—	$339	$1	N/A
Hedged items	4	—	—	(369)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(54)	—	—	—	—	N/A
Hedged items	54	—	—	—	—	N/A
Subtotal	2	—	—	(30)	1	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$605
Amount of gains (losses) reclassified from AOCI into income	23	4	—	—	—	(27)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(67)
Amount of gains (losses) reclassified from AOCI into income	(3)	212	—	—	—	(209)
Foreign currency transaction gains (losses) on hedged items	—	(211)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	1	—	—	—	—	(1)
Subtotal	21	5	—	—	—	301
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(3)	—	720	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(49)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(25)	—	—	N/A
Credit derivatives — written (1)	—	—	172	—	—	N/A
Equity derivatives (1)	—	—	(944)	(150)	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(4)	—	—	N/A
Subtotal	(3)	—	(130)	(150)	—	N/A
Earned income on derivatives	270	—	272	135	(147)	—
Embedded derivatives (2)	N/A	N/A	(430)	—	N/A	N/A
Total	$290	$5	$(288)	$(45)	$(146)	$301

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)

	Year Ended December 31, 2018
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$(220)	$—	$—	N/A
Hedged items	—	—	226	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	—	—	75	—	—	N/A
Hedged items	—	—	(78)	—	—	N/A
Subtotal	—	—	3	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(262)
Amount of gains (losses) reclassified from AOCI into income	20	—	22	—	—	(42)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	180
Amount of gains (losses) reclassified from AOCI into income	(3)	—	(469)	—	—	472
Foreign currency transaction gains (losses) on hedged items	—	—	475	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	1	—	1	—	—	(2)
Subtotal	18	—	29	—	—	346
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	4	—	(340)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	429	—	—	N/A
Credit derivatives — purchased (1)	—	—	9	—	—	N/A
Credit derivatives — written (1)	—	—	(90)	—	—	N/A
Equity derivatives (1)	1	—	166	45	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(155)	—	—	N/A
Subtotal	5	—	19	45	—	N/A
Earned income on derivatives	371	—	339	8	(113)	—
Embedded derivatives (2)	N/A	N/A	376	—	N/A	N/A
Total	$394	$—	$766	$53	$(113)	$346
__________________
(1)Excludes earned income on derivatives.
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $7 million, ($16) million and $51 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In millions)
Fixed maturity securities AFS	$461	$404	$(1)	$(1)
Mortgage loans	$925	$1,127	$20	$2
Future policy benefits	$(5,512)	$(4,475)	$(1,307)	$(908)
__________________
(1)Includes ($1) million of hedging adjustments on discontinued hedging relationships at both December 31, 2020 and 2019.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $45 million, $51 million, and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.
At both the years ended December 31, 2020 and 2019, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.
At December 31, 2020 and 2019, the balance in AOCI associated with cash flow hedges was $2.3 billion and $2.0 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2020, the Company expected to reclassify $11 million of deferred net gains (losses) on derivatives in AOCI, to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $7.0 billion and $8.7 billion at December 31, 2020 and 2019, respectively. The Company can terminate these contracts at any time through cash settlement

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At December 31, 2020 and 2019, the Company would have received $126 million and $199 million, respectively, to terminate all of these contracts.
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2020			2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$54	0.6	$1	$94	1.7
Credit default swaps referencing indices	27	1,779	2.5	34	2,099	2.3
Subtotal	27	1,833	2.4	35	2,193	2.2
Baa
Single name credit default swaps (3)	2	174	2.1	2	124	1.6
Credit default swaps referencing indices	97	4,954	5.3	141	6,165	5.0
Subtotal	99	5,128	5.2	143	6,289	5.0
B
Single name credit default swaps (3)	—	—	—	—	10	0.5
Credit default swaps referencing indices	—	—	—	21	219	5.0
Subtotal	—	—	—	21	229	4.8
Total	$126	$6,961	4.5	$199	$8,711	4.3
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2020		2019
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,244	$2,192	$7,974	$2,035
OTC-cleared (1)	139	6	191	53
Exchange-traded	—	16	—	5
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	9,383	2,214	8,165	2,093
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,996)	(1,996)	(1,915)	(1,915)
OTC-cleared	(5)	(5)	(25)	(25)
Cash collateral: (3), (4)
OTC-bilateral	(6,073)	—	(4,808)	—
OTC-cleared	(98)	—	(165)	—
Securities collateral: (5)
OTC-bilateral	(1,115)	(188)	(1,246)	(114)
OTC-cleared	—	(1)	—	(28)
Exchange-traded	—	(16)	—	(5)
Net amount after application of master netting agreements and collateral	$96	$8	$6	$6
__________________

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
8. Derivatives (continued)
(1)At December 31, 2020 and 2019, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $65 million and $85 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($47) million and ($9) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2020 and 2019, the Company received excess cash collateral of $175 million and $290 million, respectively, and provided no excess cash collateral for either period.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2020, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2020 and 2019, the Company received excess securities collateral with an estimated fair value of $150 million and $97 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2020 and 2019, the Company provided excess securities collateral with an estimated fair value of $185 million and $48 million, respectively, for its OTC-bilateral derivatives, $1.4 billion and $462 million, respectively, for its OTC-cleared derivatives, and $188 million and $90 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	December 31,
	2020			2019
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$196	$—	$196	$120	$—	$120
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$239	$—	$239	$135	$—	$135
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2020	2019
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$488	$175
Assumed guaranteed minimum benefits	Policyholder account balances	5	3
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	1,428	1,017
Fixed annuities with equity indexed returns	Policyholder account balances	139	130
Other guarantees	Policyholder account balances	1	—
Embedded derivatives within liability host contracts		$2,061	$1,325

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
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$53,717	$6,692	$60,409
Foreign corporate	—	24,098	8,181	32,279
U.S. government and agency	12,697	18,074	—	30,771
RMBS	—	21,186	3,040	24,226
ABS	—	11,351	1,224	12,575
Municipals	—	8,983	—	8,983
CMBS	—	6,628	201	6,829
Foreign government	—	5,263	5	5,268
Total fixed maturity securities AFS	12,697	149,300	19,343	181,340
Short-term investments	2,216	406	1	2,623
Residential mortgage loans — FVO	—	—	165	165
Other investments	431	270	565	1,266
Derivative assets: (1)
Interest rate	—	6,816	489	7,305
Foreign currency exchange rate	—	1,408	—	1,408
Credit	—	109	25	134
Equity market	—	454	17	471
Total derivative assets	—	8,787	531	9,318
Separate account assets (2)	28,296	99,405	945	128,646
Total assets (3)	$43,640	$258,168	$21,550	$323,358
Liabilities
Derivative liabilities: (1)
Interest rate	—	11	68	79
Foreign currency exchange rate	—	1,683	2	1,685
Credit	—	9	—	9
Equity market	16	463	9	488
Total derivative liabilities	16	2,166	79	2,261
Embedded derivatives within liability host contracts (4)	—	—	2,061	2,061
Separate account liabilities (2)	12	8	6	26
Total liabilities	$28	$2,174	$2,146	$4,348

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
__________________
(1)Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At December 31, 2020 and 2019, the estimated fair value of such investments was $70 million and $90 million, respectively.
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
The estimated fair value of short-term investments and other investments is determined on a basis consistent with the methodologies described herein for securities.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

Instrument	Level 2 Observable Inputs		Level 3 Unobservable Inputs
Short-term investments and Other investments
	•	Certain short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS described above; while certain other investments are similar to equity securities. The valuation approaches and observable inputs used in their valuation are also similar to those described above. Other investments contain equity securities valued using quoted prices in markets that are not considered active.	•	Certain short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS described above, while certain other investments are similar to equity securities. The valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments contain equity securities that use key unobservable inputs such as credit ratings; issuance structures, in addition to those described above for fixed maturities AFS.
Residential mortgage loans — FVO
	•	N/A	Valuation Approaches: Principally the market approach.

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

					December 31, 2020				December 31, 2019				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	186	118	5	-	145	110	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	116	99	25	-	131	101	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	159	98	—	-	119	95	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	1	-	107	100	8	-	101	98	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	92	-	184	149	190	-	251		Increase (7)
			•	Repurchase rates (8)	(12)	-	1	(6)	(6)	-	6		Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(31)	-	(13)	(20)	(22)	-	(5)		Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	96	-	99	98	96	-	100		Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	21%	-	28%	28%	14%	-	23%		Increase (7)
			•	Correlation (12)	10%	-	30%	10%	10%	-	30%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.12%	0.06%	0.01%	-	0.18%		Decrease (13)
				Ages 41 - 60	0.05%	-	0.65%	0.30%	0.04%	-	0.57%		Decrease (13)
				Ages 61 - 115	0.31%	-	100%	1.90%	0.26%	-	100%		Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.86%	0.25%	-	100%		Decrease (14)
				Durations 11 - 20	4.70%	-	100%	5.18%	3%	-	100%		Decrease (14)
				Durations 21 - 116	2%	-	100%	5.18%	2%	-	100%		Decrease (14)
			•	Utilization rates	0%	-	22%	0.17%	0%	-	22%		Increase (15)
			•	Withdrawal rates	0.25%	-	10%	3.98%	0.25%	-	10%		(16)
			•	Long-term equity volatilities	16.66%	-	22.21%	18.70%	16.24%	-	21.65%		Increase (17)
			•	Nonperformance risk spread	0.04%	-	0.39%	0.40%	0.03%	-	0.43%		Decrease (18)
__________________
(1)The weighted average for fixed maturity securities AFS and derivatives is determined based on the estimated fair value of the securities and derivatives. The weighted average for embedded derivatives is determined based on a combination of account values and experience data.
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
(10)At both December 31, 2020 and 2019, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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
(15)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Balance, January 1, 2019	$7,101	$3,541	$—	$10	$25
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(41)	43	—	—	—
Total realized/unrealized gains (losses) included in AOCI	564	30	—	—	—
Purchases (3)	2,335	703	7	1	17
Sales (3)	(699)	(538)	—	(2)	(25)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	504	—	—	1	—
Transfers out of Level 3 (4)	(382)	(384)	—	—	—
Balance, December 31, 2019	9,382	3,395	7	10	17
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(91)	46	—	—	—
Total realized/unrealized gains (losses) included in AOCI	979	22	—	—	—
Purchases (3)	3,018	1,670	—	—	1
Sales (3)	(960)	(740)	—	(2)	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	2,968	108	—	—	—
Transfers out of Level 3 (4)	(423)	(36)	(7)	(3)	(15)
Balance, December 31, 2020	$14,873	$4,465	$—	$5	$1
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (5)	$(5)	$68	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019: (5)	$(34)	$42	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (5)	$(53)	$52	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020: (5)	$963	$22	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2018
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$2	$79	$—	$1	$—
Total realized/unrealized gains (losses) included in AOCI	$(463)	$(31)	$—	$(1)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2019	$299	$571	$(192)	$(704)	$937
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	7	94	(36)	(429)	7
Total realized/unrealized gains (losses) included in AOCI	—	—	161	—	—
Purchases (3)	—	232	4	—	126
Sales (3)	(87)	(98)	—	—	(151)
Issuances (3)	—	—	(1)	—	(3)
Settlements (3)	(31)	—	(8)	(192)	2
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	—	—	(3)
Balance, December 31, 2019	188	799	(72)	(1,325)	915
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	9	73	176	(557)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	772	—	—
Purchases (3)	—	33	4	—	184
Sales (3)	(13)	(147)	—	—	(153)
Issuances (3)	—	—	(2)	—	(4)
Settlements (3)	(19)	—	(426)	(179)	1
Transfers into Level 3 (4)	—	—	—	—	1
Transfers out of Level 3 (4)	—	(193)	—	—	(5)
Balance, December 31, 2020	$165	$565	$452	$(2,061)	$939
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (5)	$(15)	$1	$18	$387	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019: (5)	$(14)	$86	$(44)	$(422)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020: (5)	$3	$67	$(76)	$(565)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2020: (5)	$—	$—	$579	$—	$—
Gains (Losses) Data for the year ended December 31, 2018
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$7	$(8)	$(69)	$376	$7
Total realized/unrealized gains (losses) included in AOCI	$—	$—	$(110)	$—	$—
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

	December 31,
	2020	2019
	(In millions)
Unpaid principal balance	$172	$209
Difference between estimated fair value and unpaid principal balance	(7)	(21)
Carrying value at estimated fair value	$165	$188
Loans in nonaccrual status	$45	$47
Loans more than 90 days past due	$27	$18
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(13)	$(19)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	At December 31,		Years Ended December 31,
	2020	2019	2020	2019	2018
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$320	$52	$(110)	$(2)	$(2)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$66,240	$—	$—	$70,391	$70,391
Policy loans	$5,973	$—	$—	$7,148	$7,148
Other invested assets	$2,849	$—	$2,586	$167	$2,753
Premiums, reinsurance and other receivables	$13,173	$—	$363	$13,274	$13,637
Liabilities
Policyholder account balances	$78,059	$—	$—	$82,982	$82,982
Long-term debt	$1,615	$—	$2,018	$—	$2,018
Other liabilities	$12,595	$—	$134	$12,778	$12,912
Separate account liabilities	$59,103	$—	$59,103	$—	$59,103

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$65,361	$—	$—	$67,680	$67,680
Policy loans	$6,100	$—	$263	$6,935	$7,198
Other invested assets	$2,964	$—	$2,708	$158	$2,866
Premiums, reinsurance and other receivables	$14,042	$—	$367	$14,488	$14,855
Liabilities
Policyholder account balances	$73,693	$—	$—	$75,885	$75,885
Long-term debt	$1,543	$—	$1,888	$—	$1,888
Other liabilities	$12,789	$—	$113	$12,819	$12,932
Separate account liabilities	$52,830	$—	$52,830	$—	$52,830

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases with remaining lease terms of less than one year to 10 years. The remaining lease terms for the subleases are less than one year to eight years.
ROU Assets and Lease Liabilities
ROU assets and lease liabilities for operating leases were:

	December 31, 2020	December 31, 2019
	(In millions)
ROU assets	$718	$819
Lease liabilities	$795	$895
Lease Costs
The components of operating lease costs were as follows:

	For the Year Ended December 31,
	2020	2019
	(In millions)
Operating lease cost	$117	$109
Variable lease cost	15	20
Sublease income	(89)	(80)
Net lease cost	$43	$49
Operating lease expense was $116 million for the year ended December 31, 2018. Non-cancelable sublease income was $66 million for the year ended December 31, 2018.
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2020	December 31, 2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$125	$110
ROU assets obtained in exchange for new lease liabilities	$—	$152
Weighted-average remaining lease term	8 years	9 years
Weighted-average discount rate	4.0%	3.9%

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
10. Leases (continued)

Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2020
(In millions)
2021	$129
2022	127
2023	115
2024	104
2025	105
Thereafter	352
Total undiscounted cash flows	932
Less: interest	137
Present value of lease liability	$795
See Note 7 for information about the Company’s investments in leased real estate and leveraged and direct financing leases.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt
Long-term and short-term debt outstanding, excluding debt relating to consolidated securitization entities, was as follows:

								December 31,
	Interest Rates (1)							2020			2019
	Range			Weighted Average	Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
								(In millions)
Surplus notes - affiliated	7.38%	-	7.38%	7.38%	2037			$700	$(8)	$692	$700	$(9)	$691
Surplus notes	7.80%	-	7.88%	7.83%	2024	-	2025	400	(2)	398	400	(2)	398
Other notes	0.14%	-	3.75%	2.89%	2021	-	2058	527	(3)	524	457	(3)	454
Total long-term debt								1,627	(13)	1,614	1,557	(14)	1,543
Total short-term debt								120	—	120	128	—	128
Total								$1,747	$(13)	$1,734	$1,685	$(14)	$1,671
__________________
(1)Range of interest rates and weighted average interest rates are for the year ended December 31, 2020.
The aggregate maturities of long-term debt at December 31, 2020 for the next five years and thereafter are $50 million in 2021, $0 in 2022, $0 in 2023, $496 million in 2024, $249 million in 2025 and $819 million thereafter.
Unsecured senior debt which consists of senior notes and other notes rank highest in priority. Payments of interest and principal on Metropolitan Life Insurance Company’s surplus notes are subordinate to all other obligations and may be made only with the prior approval of the New York State Department of Financial Services (“NYDFS”).
Other Notes
At December 31, 2020, MetLife Private Equity Holdings, LLC (“MPEH”), a wholly-owned indirect investment subsidiary of Metropolitan Life Insurance Company, was party to a credit agreement providing for $350 million of term loans and $75 million of a revolving loan (the “Credit Agreement”), which matures in November 2024. In December 2018, MPEH repaid $50 million of an initial borrowing of a $350 million term loan under the Credit Agreement. In March 2020, MPEH borrowed $75 million on a revolving loan under the Credit Agreement and repaid this loan in July 2020. Simultaneously, in July 2020, MPEH borrowed $50 million on the term loan under the Credit Agreement. MPEH has pledged invested assets to secure the loans; however, these loans are non-recourse to Metropolitan Life Insurance Company.
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2020	2019
	(Dollars in millions)
Commercial paper	$100	$99
Short-term borrowings (1)	20	29
Total short-term debt	$120	$128
Average daily balance	$125	$128
Average days outstanding	73 days	43 days
__________________
(1)Represents short-term debt related to repurchase agreements, secured by assets consolidated by the Company.
For the years ended December 31, 2020, 2019 and 2018, the weighted average interest rate on short-term debt was 1.51%, 2.74% and 3.03%, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
11. Long-term and Short-term Debt (continued)
Interest Expense
Interest expense included in other expenses was $99 million, $105 million and $108 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts include $52 million of interest expense related to affiliated debt for each of the three years ended December 31, 2020, 2019 and 2018.
Credit Facility
At December 31, 2020, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company (“MetLife Funding”), maintained a $3.0 billion unsecured revolving credit facility (the “Credit Facility”). When drawn upon, this facility bears interest at varying rates in accordance with the agreement.
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $7 million, $7 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were included in other expenses.
Information on the Credit Facility at December 31, 2020 was as follows:

Borrower(s)	Expiration	Maximum Capacity		Letters of Credit Used by the Company (1)	Letters of Credit Used by Affiliates (1)	Drawdowns	Unused Commitments
		(In millions)
MetLife, Inc. and MetLife Funding, Inc.	December 2021 (2) (3)	$3,000	(2)	$413	$50	$—	$2,537
__________________
(1)MetLife, Inc. and MetLife Funding are severally liable for their respective obligations under the Credit Facility. MetLife Funding was not an applicant under letters of credit outstanding as of December 31, 2020 and is not responsible for any reimbursement obligations under such letters of credit.
(2)All borrowings under the Credit Facility must be repaid by December 20, 2021, except that letters of credit outstanding upon termination may remain outstanding until December 20, 2022.
(3)On February 26, 2021, the Credit Facility was amended and restated to, among other things, extend the maturity date to February 2026. All borrowings under the amended and restated Credit Facility must be repaid by February 26, 2026, except that letters of credit outstanding upon termination may remain outstanding until February 26, 2027.
Debt and Facility Covenants
Certain of the Company’s debt instruments and the Credit Facility contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2020.
12. Equity
Stock-Based Compensation Plans
The Company does not issue any awards payable in its common stock or options to purchase its common stock.
An affiliate employs the personnel who conduct most of the Company’s business. In accordance with a services agreement with that affiliate, the Company bears a proportionate share of stock-based compensation expense for those employees. Stock-based compensation expense principally relates to Stock Options, Performance Shares and Restricted Stock Units under the MetLife, Inc. 2005 Stock and Incentive Compensation Plan and the MetLife, Inc. 2015 Stock and Incentive Compensation Plan, most of which MetLife, Inc. grants in the first quarter of each year.
The Company’s expense related to stock-based compensation included in other expenses was $44 million, $57 million and $35 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)
Statutory Equity and Income
Metropolitan Life Insurance Company prepares statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the NYDFS. The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (“Statutory Codification”). Statutory Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting principles continue to be established by individual state laws and permitted practices. Modifications by the NYDFS may impact the effect of Statutory Codification on the statutory capital and surplus of Metropolitan Life Insurance Company.
New York, the state of domicile of Metropolitan Life Insurance Company, imposes risk-based capital (“RBC”) requirements that were developed by the NAIC. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), with modifications by the state insurance department, to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“CAL RBC”). The CAL RBC ratios for Metropolitan Life Insurance Company were in excess of 350% at both December 31, 2020 and 2019.
Metropolitan Life Insurance Company’s ancillary foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. The aggregate required capital and surplus of Metropolitan Life Insurance Company’s foreign insurance operations was $422 million and the aggregate actual regulatory capital and surplus of such operations was $668 million as of the date of the most recent required capital adequacy calculation for each jurisdiction. The Company’s foreign insurance operations exceeded the minimum capital and solvency requirements as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of Metropolitan Life Insurance Company by $1.6 billion and $1.2 billion at December 31, 2020 and 2019, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.
Statutory net income (loss) of Metropolitan Life Insurance Company, a New York domiciled insurer, was $3.4 billion, $3.9 billion and $3.7 billion at December 31, 2020, 2019 and 2018, respectively. Statutory capital and surplus was $11.3 billion and $10.9 billion at December 31, 2020 and 2019, respectively. All such amounts are derived from the statutory–basis financial statements as filed with the NYDFS.

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
Metropolitan Life Insurance Company paid $2.8 billion and $3.1 billion in dividends to MetLife, Inc. for the years ended December 31, 2020 and 2019, respectively, including amounts where regulatory approval was obtained as required. Under New York State Insurance Law, Metropolitan Life Insurance Company has calculated that it may pay approximately $3.4 billion to MetLife, Inc. without prior regulatory approval by the end of 2021.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2017	$6,351	$906	$(47)	$(1,782)	$5,428
OCI before reclassifications	(6,326)	(82)	(20)	67	(6,361)
Deferred income tax benefit (expense)	1,381	19	—	(45)	1,355
AOCI before reclassifications, net of income tax	1,406	843	(67)	(1,760)	422
Amounts reclassified from AOCI	8	428	—	34	470
Deferred income tax benefit (expense)	(2)	(96)	—	(13)	(111)
Amounts reclassified from AOCI, net of income tax	6	332	—	21	359
Cumulative effects of changes in accounting principles	(119)	—	—	—	(119)
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	1,222	207	(7)	(379)	1,043
Cumulative effects of changes in accounting principles, net of income tax	1,103	207	(7)	(379)	924
Transfer to affiliate, net of tax (2)	—	—	—	1,857	1,857
Balance at December 31, 2018	2,515	1,382	(74)	(261)	3,562
OCI before reclassifications	7,993	516	(32)	(167)	8,310
Deferred income tax benefit (expense)	(1,678)	(109)	9	35	(1,743)
AOCI before reclassifications, net of income tax	8,830	1,789	(97)	(393)	10,129
Amounts reclassified from AOCI	60	(237)	—	24	(153)
Deferred income tax benefit (expense)	(13)	50	—	(5)	32
Amounts reclassified from AOCI, net of income tax	47	(187)	—	19	(121)
Cumulative effects of changes in accounting principles	(1)	22	—	—	21
Deferred income tax benefit (expense), cumulative effects of changes in accounting principles	—	(4)	—	—	(4)
Cumulative effects of changes in accounting principles, net of income tax	(1)	18	—	—	17
Balance at December 31, 2019	8,876	1,620	(97)	(374)	10,025
OCI before reclassifications	1,852	1,144	54	(145)	2,905
Deferred income tax benefit (expense)	(391)	(240)	(10)	30	(611)
AOCI before reclassifications, net of income tax	10,337	2,524	(53)	(489)	12,319
Amounts reclassified from AOCI	59	(928)	—	37	(832)
Deferred income tax benefit (expense)	(12)	195	—	(8)	175
Amounts reclassified from AOCI, net of income tax	47	(733)	—	29	(657)
Balance at December 31, 2020	$10,384	$1,791	$(53)	$(460)	$11,662
__________________
(1)See Note 7 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI, and the policyholder dividend obligation.
(2)See Note 14 for information on the transfer of a pension plan to an affiliate.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2020	2019	2018
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(30)	$17	$89	Net investment gains (losses)
Net unrealized investment gains (losses)	(18)	(16)	18	Net investment income
Net unrealized investment gains (losses)	(11)	(61)	(115)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(59)	(60)	(8)
Income tax (expense) benefit	12	13	2
Net unrealized investment gains (losses), net of income tax	(47)	(47)	(6)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	36	23	20	Net investment income
Interest rate derivatives	121	4	—	Net investment gains (losses)
Interest rate derivatives	—	—	22	Net derivative gains (losses)
Foreign currency exchange rate derivatives	3	(3)	(3)	Net investment income
Foreign currency exchange rate derivatives	768	212	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	—	(469)	Net derivative gains (losses)
Credit derivatives	—	1	1	Net investment income
Credit derivatives	—	—	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	928	237	(428)
Income tax (expense) benefit	(195)	(50)	96
Gains (losses) on cash flow hedges, net of income tax	733	187	(332)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(39)	(27)	(35)
Amortization of prior service (costs) credit	2	3	1
Amortization of defined benefit plan items, before income tax	(37)	(24)	(34)
Income tax (expense) benefit	8	5	13
Amortization of defined benefit plan items, net of income tax	(29)	(19)	(21)
Total reclassifications, net of income tax	$657	$121	$(359)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 14.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
13. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Prepaid legal plans	$371	$329	$286
Recordkeeping and administrative services (1)	194	204	220
Administrative services-only contracts	218	210	205
Other revenue from service contracts from customers	36	39	38
Total revenues from service contracts from customers	819	782	749
Other (2)	842	791	837
Total other revenues	$1,661	$1,573	$1,586
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 5.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
General and administrative expenses (1)	$2,285	$2,480	$2,458
Pension, postretirement and postemployment benefit costs	33	107	66
Premium taxes, other taxes, and licenses & fees	399	274	366
Commissions and other variable expenses	1,842	1,814	1,757
Capitalization of DAC	(51)	(43)	(34)
Amortization of DAC and VOBA	406	239	470
Interest expense on debt	99	105	108
Total other expenses	$5,013	$4,976	$5,191
__________________
(1)Includes ($104) million, ($165) million and ($6) million for the years ended December 31, 2020, 2019 and 2018, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
The Company sponsors a U.S. nonqualified defined benefit pension plan covering MetLife employees who meet specified eligibility requirements of the sponsor and its participating affiliates. Participating affiliates are allocated a proportionate share of net expense related to the plan. Pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and final average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as interest credits, determined annually based upon the annual rate of interest on 30-year U.S. Treasury securities, for each account balance. In September 2018, the nonqualified defined benefit pension plan was amended, effective January 1, 2023, to provide benefit accruals for all active participants under the cash balance formula and to cease future accruals under the traditional formula. The pension plan sponsored by the Company provides supplemental benefits in excess of limits applicable to a qualified plan which is sponsored by an affiliate.

The Company also provides pension benefits for certain U.S. retired employees and postretirement medical and life insurance benefits for certain non-U.S. retired employees.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)
Obligations and Funded Status

	December 31,
	2020		2019
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$1,210	$20	$1,080	$19
Service costs	17	—	17	—
Interest costs	40	1	46	1
Plan amendments	—	—	3	—
Net actuarial (gains) losses (1)	143	2	162	2
Benefits paid	(67)	(1)	(98)	(2)
Benefit obligations at December 31,	1,343	22	1,210	20
Change in plan assets:
Estimated fair value of plan assets at January 1,	—	17	—	18
Employer contributions	67	1	98	—
Benefits paid	(67)	(1)	(98)	(2)
Foreign exchange impact	—	—	—	1
Estimated fair value of plan assets at December 31,	—	17	—	17
Over (under) funded status at December 31,	$(1,343)	$(5)	$(1,210)	$(3)
Amounts recognized on the consolidated balance sheets:
Other assets	$—	$2	$—	$3
Other liabilities	(1,343)	(7)	(1,210)	(6)
Net amount recognized	$(1,343)	$(5)	$(1,210)	$(3)
AOCI:
Net actuarial (gains) losses	$598	$(1)	$494	$(3)
Prior service costs (credit)	(14)	—	(16)	—
AOCI, before income tax	$584	$(1)	$478	$(3)
Accumulated benefit obligation	$1,275	N/A	$1,143	N/A
__________________
(1)Significant sources of actuarial (gains) losses for pension and other postretirement benefits during 2020 included the impact of changes to the financial assumptions of $106 million and $2 million, respectively, demographic assumptions of $5 million and $0, respectively, and plan experience of $32 million and $0, respectively. Significant sources of actuarial (gains) losses for pension and other postretirement benefits during 2019 include the impact of changes to the financial assumptions of $137 million and $2 million, respectively, and plan experience of $25 million and $0, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)
Information on pension plans and other postretirement benefit plans with PBOs and/or accumulated benefit obligations (“ABO”) or APBO in excess of plan assets was as follows:

	December 31,
	2020	2019	2020	2019	2020	2019
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets		APBO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$1,343	$1,210	$1,343	$1,210	N/A	N/A
Accumulated benefit obligations	$1,275	$1,143	$1,275	$1,143	N/A	N/A
Accumulated postretirement benefit obligations	N/A	N/A	N/A	N/A	$7	$6
Estimated fair value of plan assets	N/A	N/A	N/A	N/A	$—	$—
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2020		2019		2018
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$17	$—	$17	$—	$123	$4
Interest costs	40	1	46	1	290	41
Expected return on plan assets	—	(1)	—	(1)	(394)	(54)
Amortization of net actuarial (gains) losses	39	—	27	—	142	(26)
Amortization of prior service costs (credit)	(2)	—	(3)	—	(1)	(14)
Allocated to affiliates	(20)	—	(22)	—	(66)	19
Total net periodic benefit costs (credit) (1)	74	—	65	—	94	(30)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	143	2	161	3	(40)	(4)
Prior service costs (credit)	—	—	3	—	(20)	—
Amortization of net actuarial (gains) losses	(39)	—	(27)	—	(35)	—
Amortization of prior service (costs) credit	2	—	3	—	1	—
Transfer to affiliate (2)	—	—	—	—	(2,389)	81
Total recognized in OCI	106	2	140	3	(2,483)	77
Total recognized in net periodic benefit costs and OCI	$180	$2	$205	$3	$(2,389)	$47
__________________
(1)Includes costs (credits) related to transferred plans of $65 million and ($49) million for pension benefits and other postretirement benefits, respectively, for the year ended December 31, 2018.
(2)Transfer to affiliate represents the transferred plans’ book value as of September 30, 2018, net of the related 2018 other changes in plan assets and benefit obligations recognized in OCI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)
Assumptions
Assumptions used in determining benefit obligations were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2020
Weighted average discount rate	2.65%			2.25%
Weighted average interest crediting rate	3.46%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
December 31, 2019
Weighted average discount rate	3.30%			3.00%
Weighted average interest crediting rate	3.99%			N/A
Rate of compensation increase	2.25%	-	8.50%	N/A
Assumptions used in determining net periodic benefit costs for the plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2020
Weighted average discount rate	3.30%			3.00%
Weighted average interest crediting rate	3.38%			N/A
Weighted average expected rate of return on plan assets	N/A			4.00%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2019
Weighted average discount rate	4.35%			3.75%
Weighted average interest crediting rate	4.01%			N/A
Weighted average expected rate of return on plan assets	N/A			4.00%
Rate of compensation increase	2.25%	-	8.50%	N/A
Year Ended December 31, 2018
Weighted average discount rate	3.65%			3.70%
Weighted average interest crediting rate	4.13%			N/A
Weighted average expected rate of return on plan assets	5.75%			5.11%
Rate of compensation increase	2.25%	-	8.50%	N/A
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
Assets for the plans are held in a Life Insurance Funding Account (“LIFA”). A LIFA is used to pay premiums and receive experience credits on policies that provide life insurance benefits and survivor benefits to retirees of the plan. Interest is credited at a rate determined annually by MLIC, as insurer, in a manner consistent with its practices for determining such rates but that may not be less than three percent. We determine the expected rate of return on plan assets based upon historical experience and future expectations of the returns declared on the plan assets.
The weighted average expected rate of return on plan assets for use in the plan valuation in 2021 is currently anticipated to be 4.00% for other postretirement benefits.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
14. Employee Benefit Plans (continued)
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2020		2019
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	6.4%	6.4%	6.5%	6.5%
Ultimate rate to which cost increase is assumed to decline	4.0%	4.0%	4.0%	4.0%
Year in which the ultimate trend rate is reached	2040	2040	2040	2040
Expected Future Contributions and Benefit Payments
Benefit payments due under the nonqualified pension plans and other postretirement benefit plans are primarily funded from the Company’s general assets as they become due under the provisions of the plans. The Company expects to make benefit payments of $74 million in 2021. No contributions are expected to be paid to the LIFA in 2021.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2021	$72	$2
2022	$69	$2
2023	$77	$1
2024	$77	$1
2025	$73	$1
2026-2030	$400	$6
Defined Contribution Plans
The Company contributed to defined contribution plans $23 million, $26 million and $42 million for the years ended December 31, 2020, 2019 and 2018, respectively.
15. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Current:
U.S. federal	$527	$280	$217
U.S. state and local	3	1	9
Non-U.S.	(2)	26	91
Subtotal	528	307	317
Deferred:
U.S. federal	(18)	(148)	(88)
Non-U.S.	24	(11)	(56)
Subtotal	6	(159)	(144)
Provision for income tax expense (benefit)	$534	$148	$173

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)
The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Income (loss):
U.S.	$3,984	$3,454	$1,202
Non-U.S.	94	106	3,107
Total	$4,078	$3,560	$4,309
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Tax provision at U.S. statutory rate	$856	$748	$905
Tax effect of:
Dividend received deduction	(32)	(36)	(34)
Tax-exempt income	(26)	(40)	(13)
Prior year tax (1)	22	(173)	(175)
Low income housing tax credits	(202)	(254)	(284)
Other tax credits	(37)	(43)	(77)
Foreign tax rate differential	(13)	(7)	(8)
Change in valuation allowance	(1)	(7)	1
U.S. Tax Reform impact (2), (3)	—	(6)	(139)
Other, net	(33)	(34)	(3)
Provision for income tax expense (benefit)	$534	$148	$173
__________________
(1)As discussed further below, prior year tax includes a non-cash benefit related to an uncertain tax position of $158 million and $168 million for the years ended December 31, 2019 and 2018, respectively.
(2)For the year ended December 31, 2019, U.S. Tax Reform impact includes a $6 million tax benefit related to the effect of sequestration on the alternative minimum tax credit.
(3)For the year ended December 31, 2018, U.S. Tax Reform impact includes a $139 million tax benefit related to the adjustment of deferred taxes due to the U.S. tax rate change. This excludes $12 million of tax provision at the U.S. statutory rate for a total tax reform benefit of $151 million.
In December 2017, U.S. Tax Reform was signed into law. U.S. Tax Reform includes numerous changes in tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018. U.S. Tax Reform moves the United States from a worldwide tax system to a participation exemption system by providing corporations a 100% dividends received deduction for dividends distributed by a controlled foreign corporation. To transition to that new system, U.S. Tax Reform imposed a one-time deemed repatriation tax on unremitted earnings and profits at a rate of 8.0% for illiquid assets and 15.5% for cash and cash equivalents.

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
The incremental financial statement impact related to U.S. Tax Reform was as follows:

	Years Ended December 31,
	2019	2018
	(In millions)
Income (loss) before provision for income tax	$—	$(58)
Provision for income tax expense (benefit):
Deferred tax revaluation	(6)	(151)
Total provision for income tax expense (benefit)	(6)	(151)
Income (loss), net of income tax	6	93
Increase to net equity from U.S. Tax Reform	$6	$93
In accordance with SAB 118, the Company recorded provisional amounts for certain items for which the income tax accounting was not complete. For these items, the Company recorded a reasonable estimate of the tax effects of U.S. Tax Reform. The estimates were reported as provisional amounts during the measurement period, which did not exceed one year from the date of enactment of U.S. Tax Reform. In 2018, the Company reflected adjustments to its provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. While the SAB 118 provisional measurement period ended December 31, 2018, the Company continued to revise certain U.S. Tax Reform amounts in 2019.
As of December 31, 2017, the following items were considered provisional estimates due to complexities and ambiguities in U.S. Tax Reform which resulted in incomplete accounting for the tax effects of these provisions. Further guidance, either legislative or interpretive, and analysis were completed and updates were made to complete the accounting for these items during the measurement period as of December 31, 2018 and subsequent to the measurement period as of December 31, 2019:
•Alternative Minimum Tax Credits - U.S. Tax Reform eliminates the corporate alternative minimum tax and allows for minimum tax credit carryforwards to be used to offset future regular tax or to be refunded 50% each tax year beginning in 2018, with any remaining balance fully refunded in 2021. However, pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, as amended, refund payments issued for corporations claiming refundable prior year alternative minimum tax credits are subject to a sequestration rate of 6.2%. The application of this fee to refunds in future years is subject to further guidance. Additionally, the sequestration reduction rate in effect at the time is subject to uncertainty. For the year ended December 31, 2018, the Company determined that no additional adjustment was required. In early 2019, the Internal Revenue Service (“IRS”) issued guidance indicating that for years beginning after December 31, 2017, refund payments and credit elect and refund offset transactions due to refundable alternative minimum tax credits will not be subject to the sequestration fee. Accordingly, to reflect this guidance the Company recorded a $6 million tax benefit in 2019.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)
•Tax Credit Partnerships - The reduction in the federal corporate income tax rate due to U.S. Tax Reform required adjustments for multiple investment portfolios, including tax credit partnerships and tax-advantaged leveraged leases. Certain tax credit partnership investments derive returns in part from income tax credits. The Company recognizes changes in tax attributes at the partnership level when reported by the investee in its financial information. The Company did not receive the necessary investee financial information to determine the impact of U.S. Tax Reform on the tax attributes of its tax credit partnership investments until the third quarter of 2018. Accordingly, prior to the third quarter of 2018, the Company applied prior law to these equity method investments in accordance with SAB 118. For the year ended December 31, 2018, after receiving additional investee information, a reduction in tax credit partnerships’ equity method income of $46 million, net of income tax, was included in net investment income. The tax-advantaged leveraged lease portfolio is valued on an after-tax yield basis. In 2018, the Company received third party data that was used to complete a comprehensive review of its portfolio to determine the full and complete impact of U.S. Tax Reform on these investments. As a result of this review, a tax benefit of $126 million was recorded for the year ended December 31, 2018. No additional adjustment was required for the years ended December 31, 2020 and 2019.
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2020	2019
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$1,475	$1,305
Net operating loss carryforwards (1)	80	82
Employee benefits	540	486
Tax credit carryforwards (2)	876	1,161
Litigation-related and government mandated	96	119
Other	379	407
Total gross deferred income tax assets	3,446	3,560
Less: Valuation allowance	79	80
Total net deferred income tax assets	3,367	3,480
Deferred income tax liabilities:
Investments, including derivatives	1,738	1,796
Intangibles	32	33
DAC	400	500
Net unrealized investment gains	3,177	2,719
Total deferred income tax liabilities	5,347	5,048
Net deferred income tax asset (liability)	$(1,980)	$(1,568)
__________________
(1)The Company has recorded a deferred tax asset of $80 million primarily related to U.S. state net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2020. U.S. state net operating loss carryforwards will expire between 2021 and 2040, whereas others have an unlimited carryforward period.
(2)Tax credit carryforwards for the year ended December 31, 2020 primarily reflect general business credits expiring between 2037 and 2040 and are reduced by $93 million related to unrecognized tax benefits.
The Company participates in a tax sharing agreement with MetLife, Inc., as described in Note 1. Pursuant to this tax sharing agreement, the amounts due to (from) MetLife, Inc. included $183 million and ($43) million at December 31, 2020 and 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)
The Company files income tax returns with the U.S. federal government and various U.S. state and local jurisdictions, as well as non-U.S. jurisdictions. The Company is under continuous examination by the IRS and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2010. For tax years 2007 through 2009, the Company has established adequate reserves for payment of tax liabilities resulting from the completed IRS audit of 2007-2009 which is expected to be settled in 2021.
The Company filed refund claims in 2017 with the IRS for 2000 through 2002 to recover tax and interest predominantly related to the disallowance of certain foreign tax credits for which the Company received a statutory notice of deficiency in 2015 and paid the tax thereon. The disallowed foreign tax credits relate to certain non-U.S. investments held by MLIC in support of its life insurance business through a United Kingdom investment subsidiary that was structured as a joint venture until early 2009. In 2020, the Company received refunds from these claims filed in 2017, and as a result, the Company recorded a $28 million interest benefit ($22 million, net of tax) included in other expenses.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Balance at January 1,	$33	$442	$890
Additions for tax positions of prior years	1	—	3
Reductions for tax positions of prior years (1)	—	(158)	(169)
Additions for tax positions of current year	1	3	3
Settlements with tax authorities (2)	—	(254)	(285)
Balance at December 31,	$35	$33	$442
Unrecognized tax benefits that, if recognized, would impact the effective rate	$35	$33	$442
__________________
(1)The decreases in 2019 and 2018 are primarily related to non-cash benefits from tax audit settlements.
(2)The decreases in 2019 and 2018 are primarily related to the tax audit settlement, of which $251 million and $284 million, respectively, was reclassified to the current income tax payable account.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
15. Income Tax (continued)
Interest was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Interest expense (benefit) recognized on the consolidated statements of operations (1)	$4	$(187)	$(457)

		December 31,
		2020	2019
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$13	$9
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
In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the United States permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the Company’s actual experience in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2020. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $175 million.
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
Asbestos-Related Claims
Metropolitan Life Insurance Company is and has been a defendant in a large number of asbestos-related suits filed primarily in state courts. These suits principally allege that the plaintiff or plaintiffs suffered personal injury resulting from exposure to asbestos and seek both actual and punitive damages. Metropolitan Life Insurance Company has never engaged in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products nor has Metropolitan Life Insurance Company issued liability or workers’ compensation insurance to companies in the business of manufacturing, producing, distributing or selling asbestos or asbestos-containing products. The lawsuits principally have focused on allegations with respect to certain research, publication and other activities of one or more of Metropolitan Life Insurance Company’s employees during the period from the 1920s through approximately the 1950s and allege that Metropolitan Life Insurance Company learned or should have learned of certain health risks posed by asbestos and, among other things, improperly publicized or failed to disclose those health risks. Metropolitan Life Insurance Company believes that it should not have legal liability in these cases. The outcome of most asbestos litigation matters, however, is uncertain and can be impacted by numerous variables, including differences in legal rulings in various jurisdictions, the nature of the alleged injury and factors unrelated to the ultimate legal merit of the claims asserted against Metropolitan Life Insurance Company. Metropolitan Life Insurance Company employs a number of resolution strategies to manage its asbestos loss exposure, including seeking resolution of pending litigation by judicial rulings and settling individual or groups of claims or lawsuits under appropriate circumstances.

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
The approximate total number of asbestos personal injury claims pending against Metropolitan Life Insurance Company as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2020	2019	2018
	(In millions, except number of claims)
Asbestos personal injury claims at year end	60,618	61,134	62,522
Number of new claims during the year	2,496	3,187	3,359
Settlement payments during the year (1)	$52.9	$49.4	$51.4
__________________
(1)Settlement payments represent payments made by Metropolitan Life Insurance Company during the year in connection with settlements made in that year and in prior years. Amounts do not include Metropolitan Life Insurance Company’s attorneys’ fees and expenses.
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
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its recorded liability for asbestos-related claims to $425 million at December 31, 2020.
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
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (the “Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., Metropolitan Life Insurance Company, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. On April 3, 2019, the court granted MetLife, Inc.’s and Metropolitan Life Insurance Company’s motion to dismiss and dismissed the complaint in its entirety. The Relator filed an appeal with the Appellate Division of the New York State Supreme Court, First Department. On December 10, 2020, the Appellate Division reversed the court’s order granting MetLife, Inc. and Metropolitan Life Insurance Company’s motion to dismiss, remanded the case to the trial court, and permitted the Relator’s counsel to file an amended complaint. On March 5, 2021, the Relator filed an amended complaint. The Company intends to defend the action vigorously.

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
Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2020	2019
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$36	$38
Premium tax offset currently available for paid assessments	34	39
Total	$70	$77
Other Liabilities:
Insolvency assessments	$51	$53
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.4 billion and $3.7 billion at December 31, 2020 and 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.3 billion and $4.6 billion at December 31, 2020 and 2019, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
16. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $339 million, with a cumulative maximum of $465 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $3 million at both December 31, 2020 and 2019 for indemnities, guarantees and commitments.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Consolidated Financial Statements — (continued)
17. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2020 and 2019 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions)
2020
Total revenues	$12,166	$6,871	$8,450	$7,826
Total expenses	$7,829	$7,327	$8,038	$8,041
Net income (loss)	$3,547	$(285)	$405	$(123)
Less: Net income (loss) attributable to noncontrolling interests	$(2)	$—	$1	$(5)
Net income (loss) attributable to Metropolitan Life Insurance Company	$3,549	$(285)	$404	$(118)
2019
Total revenues	$8,237	$9,146	$10,810	$8,056
Total expenses	$7,729	$7,923	$9,238	$7,799
Net income (loss)	$508	$1,067	$1,339	$498
Less: Net income (loss) attributable to noncontrolling interests	$1	$—	$1	$(8)
Net income (loss) attributable to Metropolitan Life Insurance Company	$507	$1,067	$1,338	$506
18. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $2.4 billion, $2.9 billion and $2.1 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Total revenues received from affiliates related to these agreements were $40 million, $29 million and $135 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Prior to 2019, the Company also entered into agreements with affiliates to provide additional services necessary to conduct the affiliates’ activities. Typical services provided under these agreements included management, policy administrative functions, investment advice and distribution services. Expenses incurred by the Company related to these agreements, included in other expenses, were $1.1 billion for the year ended December 31, 2018, and were reimbursed to the Company by these affiliates.
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
The Company had net payables to affiliates, related to the items discussed above, of $198 million and $250 million at December 31, 2020 and 2019, respectively.
See Notes 1, 5, 7, 11, 12 and 14 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2020
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
U.S. government and agency	$24,620	$30,771	$30,771
Public utilities	6,265	7,844	7,844
Municipals	6,888	8,983	8,983
Foreign government	4,322	5,268	5,268
All other corporate bonds	72,129	84,036	84,036
Total bonds	114,224	136,902	136,902
Mortgage-backed and asset-backed securities	41,511	43,630	43,630
Redeemable preferred stock	688	808	808
Total fixed maturity securities AFS	156,423	181,340	181,340
Mortgage loans	66,922		66,405
Policy loans	5,973		5,973
Real estate and real estate joint ventures	7,460		7,460
Real estate acquired in satisfaction of debt	18		18
Other limited partnership interests	5,775		5,775
Short-term investments	2,623		2,623
Other invested assets	17,723		17,723
Total investments	$262,917		$287,317
______________
(1)Amortized cost for fixed maturity securities AFS, mortgage loans and short-term investments represents original cost reduced by repayments and adjusted for amortization of premium or accretion of discount; for real estate, cost represents original cost reduced by impairments and depreciation; for real estate joint ventures and other limited partnership interests, cost represents original cost reduced for impairments or original cost adjusted for equity in earnings and distributions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2020 and 2019
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Policyholder Dividends Payable	Unearned Premiums (1), (2)	Unearned Revenue (1)
2020
U.S.	$398	$73,274	$74,283	$—	$171	$23
MetLife Holdings	2,251	70,845	22,383	397	150	157
Corporate & Other	—	201	(31)	—	—	—
Total	$2,649	$144,320	$96,635	$397	$321	$180
2019
U.S.	$405	$69,687	$69,394	$—	$216	$24
MetLife Holdings	3,048	68,125	22,346	495	160	163
Corporate & Other	—	244	(32)	—	—	—
Total	$3,453	$138,056	$91,708	$495	$376	$187
_____________
(1)Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.
(2)Includes premiums received in advance.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule III
Consolidated Supplementary Insurance Information — (continued)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2020
U.S.	$18,822	$6,053	$19,424	$56	$3,042
MetLife Holdings	3,914	4,355	5,897	350	1,707
Corporate & Other	1	(158)	—	—	759
Total	$22,737	$10,250	$25,321	$406	$5,508
2019
U.S.	$19,547	$6,481	$20,906	$55	$2,904
MetLife Holdings	4,097	4,579	5,769	184	1,900
Corporate & Other	1	(87)	—	—	971
Total	$23,645	$10,973	$26,675	$239	$5,775
2018
U.S.	$24,411	$6,429	$25,922	$75	$2,810
MetLife Holdings	4,306	4,653	5,649	395	2,079
Corporate & Other	20	(163)	5	—	917
Total	$28,737	$10,919	$31,576	$470	$5,806
_____________
(1)Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Schedule IV
Consolidated Reinsurance
December 31, 2020, 2019 and 2018
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2020
Life insurance in-force	$3,793,310	$178,420	$507,488	$4,122,378	12.3%
Insurance premium
Life insurance (1)	$12,304	$862	$870	$12,312	7.1%
Accident & health insurance	8,517	127	39	8,429	0.5%
Total insurance premium	$20,821	$989	$909	$20,741	4.4%
2019
Life insurance in-force	$3,810,612	$257,882	$525,190	$4,077,920	12.9%
Insurance premium
Life insurance (1)	$14,114	$879	$785	$14,020	5.6%
Accident & health insurance	7,690	128	26	7,588	0.3%
Total insurance premium	$21,804	$1,007	$811	$21,608	3.8%
2018
Life insurance in-force	$3,736,612	$260,086	$453,560	$3,930,086	11.5%
Insurance premium
Life insurance (1)	$19,673	$894	$725	$19,504	3.7%
Accident & health insurance	7,210	128	27	7,109	0.4%
Total insurance premium	$26,883	$1,022	$752	$26,613	2.8%
______________
(1)    Includes annuities with life contingencies.
For the year ended December 31, 2020, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $14.0 billion and $1.1 billion, respectively, and life insurance premiums of $113 million and $8 million, respectively. For the year ended December 31, 2019, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $14.2 billion and $1.3 billion, respectively, and life insurance premiums of $115 million and $9 million, respectively. For the year ended December 31, 2018, reinsurance ceded and assumed included affiliated transactions for life insurance in-force of $14.7 billion and $1.2 billion, respectively, and life insurance premiums of $117 million and $9 million, respectively.

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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2020.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, Metropolitan Life Insurance Company maintained effective internal control over financial reporting as of December 31, 2020.
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
Under current legal requirements, the lead or concurring audit partner for MetLife may not serve in that role for more than five consecutive fiscal years, and the Audit Committee of MetLife, Inc. (“Audit Committee”) ensures the regular rotation of the audit engagement team partners as required by law. The Chair of the Audit Committee is actively involved in the selection process for the lead and concurring partners.
Independent Auditor’s Fees for 2020 and 2019
The table below presents fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2020 and 2019. All fees shown in the table were related to services that were approved by the Audit Committee.

	2020	2019
	(In millions)
Audit fees (1)	$44.3	$43.9
Audit-related fees (2)	$4.2	$3.6
Tax fees (3)	$—	$0.3
All other fees (4)	$4.1	$2.5
______________
(1)Fees for services to perform an audit or review in accordance with auditing standards of the PCAOB and services that generally only the Company’s independent auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.
(2)Fees for assurance and related services that are traditionally performed by the Company’s independent auditor, such as audit and related services for employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with proposed or consummated acquisitions and divestitures, control reviews, attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.
(3)Fees for tax compliance, consultation and planning services. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax consultation and tax planning encompass a diverse range of advisory services, including assistance in connection with tax audits and filing appeals, tax advice related to mergers, acquisitions and divestitures, advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)Fees for other types of permitted services, including employee benefit advisory services, risk and other consulting services, financial advisory services and valuation services.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 76.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 76.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 216.
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

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization of Metropolitan Life Insurance Company dated September 28, 1999.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization of Metropolitan Life Insurance Company, dated March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

3.1	Amended and Restated Charter of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.2	May 19, 2016

3.2	Amended and Restated By-Laws of Metropolitan Life Insurance Company, effective May 16, 2016.	8-K	000-55029	3.4	May 19, 2016

4.1	Description of Securities.					X

10.1	Five-Year Credit Agreement, dated as of August 4, 2017 (“2017 Credit Agreement”), amending and restating the Five-Year Credit Agreement, dated as of May 30, 2014 (“2014 Credit Agreement”), among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto (The 2017 Credit Agreement is included as Exhibit A to the Second Amendment, dated as of December 20, 2016, to the 2014 Credit Agreement).	8-K	001-15787	10.1	December 21, 2016

10.2	Amended and Restated Credit Agreement, dated as of February 26, 2021, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	March 2, 2021

23.1	Consent of Deloitte & Touche LLP.					X

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 8, 2021

METROPOLITAN LIFE INSURANCE COMPANY

By:	/s/ Michel A. Khalaf
	Name:	Michel A. Khalaf
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	March 8, 2021
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	March 8, 2021
Carlos M. Gutierrez

/s/ Gerald L. Hassell	Director	March 8, 2021
Gerald L. Hassell

/s/ David L. Herzog	Director	March 8, 2021
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	March 8, 2021
R. Glenn Hubbard

/s/ Edward J. Kelly, III	Director	March 8, 2021
Edward J. Kelly, III

/s/ William E. Kennard	Director	March 8, 2021
William E. Kennard

/s/ Catherine R. Kinney	Director	March 8, 2021
Catherine R. Kinney

/s/ Diana L. McKenzie	Director	March 8, 2021
Diana L. McKenzie

/s/ Denise M. Morrison	Director	March 8, 2021
Denise M. Morrison

/s/ Mark A. Weinberger	Director	March 8, 2021
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2021
Michel A. Khalaf

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2021
John D. McCallion

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2021
Tamara L. Schock