Form 10-Q
period 2021-03-31
METROPOLITAN LIFE INSURANCE CO
filed 2021-05-11
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At May 11, 2021, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “assume,” “become,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “if,” “implement,” “intend,” “likely,” “may,” “permit,” “possible,” “potential,” “predict,” “probable,” “project,” “prospect,” “remain,” “risk,” “scheduled,” “should,” “ultimate,” “unlikely,” “vary,” “when,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, future sales efforts, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors identified in MetLife Inc.’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to public health, interest rates, credit spreads, equity, real estate, obligors and counterparties, and derivatives;
(2) global capital and credit market adversity;
(3) credit facility inaccessibility;
(4) financial strength or credit ratings downgrades;
(5) unavailability, unaffordability, or inadequate reinsurance;
(6) statutory life insurance reserve financing costs or limited market capacity;
(7) legal, regulatory, and supervisory and enforcement policy changes;
(8) changes in tax rates, tax laws or interpretations;
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
(19) deficiencies in our closed block;
(20) acceleration of amortization of deferred policy acquisition costs, deferred sales inducements, or value of business acquired;
(21) product guarantee volatility, costs, and counterparty risks;

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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
March 31, 2021 and December 31, 2020 (Unaudited)
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $155,123 and $156,423, respectively; allowance for credit loss of $66 and $51, respectively)	$171,193	$181,340
Mortgage loans (net of allowance for credit loss of $455 and $517, respectively; includes $199 and $199, respectively, relating to variable interest entities and $149 and $165, respectively, under the fair value option)	64,918	66,405
Policy loans	5,929	5,973
Real estate and real estate joint ventures (includes $1,135 and $1,435, respectively, relating to variable interest entities, $182 and $169, respectively, under the fair value option and $189 and $128, respectively, of real estate held-for-sale)	7,759	7,478
Other limited partnership interests	6,731	5,775
Short-term investments, at estimated fair value	3,560	2,623
Other invested assets (includes $968 and $992, respectively, of leveraged and direct financing leases and $78 and $79, respectively, relating to variable interest entities)	16,543	17,723
Total investments	276,633	287,317
Cash and cash equivalents, principally at estimated fair value (includes $12 and $9, respectively, relating to variable interest entities)	9,572	11,337
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	1,904	1,904
Premiums, reinsurance and other receivables (includes $2 and $3, respectively, relating to variable interest entities)	22,213	21,478
Deferred policy acquisition costs and value of business acquired	2,916	2,649
Other assets (includes $1 and $1, respectively, relating to variable interest entities)	4,293	4,276
Separate account assets	126,253	128,646
Total assets	$443,784	$457,607
Liabilities and Equity
Liabilities
Future policy benefits	$128,480	$133,921
Policyholder account balances	96,963	96,635
Other policy-related balances	7,733	7,430
Policyholder dividends payable	398	397
Policyholder dividend obligation	1,546	2,969
Payables for collateral under securities loaned and other transactions	22,175	23,122
Short-term debt	116	120
Long-term debt (includes $0 and $5, respectively, relating to variable interest entities)	1,622	1,619
Current income tax payable	100	486
Deferred income tax liability	1,401	1,980
Other liabilities	25,584	25,424
Separate account liabilities	126,253	128,646
Total liabilities	412,371	422,749
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,461	12,460
Retained earnings	10,082	10,548
Accumulated other comprehensive income (loss) ("AOCI")	8,679	11,662
Total Metropolitan Life Insurance Company stockholder’s equity	31,227	34,675
Noncontrolling interests	186	183
Total equity	31,413	34,858
Total liabilities and equity	$443,784	$457,607
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Revenues
Premiums	$5,805	$5,248
Universal life and investment-type product policy fees	535	528
Net investment income	3,187	2,644
Other revenues	425	373
Net investment gains (losses)	160	(182)
Net derivative gains (losses)	(1,015)	3,555
Total revenues	9,097	12,166
Expenses
Policyholder benefits and claims	6,579	5,679
Interest credited to policyholder account balances	511	611
Policyholder dividends	205	248
Other expenses	1,186	1,291
Total expenses	8,481	7,829
Income (loss) before provision for income tax	616	4,337
Provision for income tax expense (benefit)	49	790
Net income (loss)	567	3,547
Less: Net income (loss) attributable to noncontrolling interests	3	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$564	$3,549
Comprehensive income (loss)	$(2,416)	$4,813
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	3	(2)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$(2,419)	$4,815
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$5	$12,460	$10,548	$11,662	$34,675	$183	$34,858
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(1,030)		(1,030)		(1,030)
Net income (loss)			564		564	3	567
Other comprehensive income (loss), net of income tax				(2,983)	(2,983)		(2,983)
Balance at March 31, 2021	$5	$12,461	$10,082	$8,679	$31,227	$186	$31,413

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$5	$12,455	$9,943	$10,025	$32,428	$184	$32,612
Cumulative effects of changes in accounting principles, net of income tax			(113)		(113)		(113)
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(393)		(393)		(393)
Change in equity of noncontrolling interests					—	3	3
Net income (loss)			3,549		3,549	(2)	3,547
Other comprehensive income (loss), net of income tax				1,266	1,266		1,266
Balance at March 31, 2020	$5	$12,456	$12,986	$11,291	$36,738	$185	$36,923
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$187	$766
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	13,551	10,343
Equity securities	123	58
Mortgage loans	3,384	2,410
Real estate and real estate joint ventures	102	41
Other limited partnership interests	129	115
Purchases and originations of:
Fixed maturity securities available-for-sale	(11,806)	(14,777)
Equity securities	(6)	(28)
Mortgage loans	(1,969)	(3,005)
Real estate and real estate joint ventures	(198)	(293)
Other limited partnership interests	(555)	(226)
Cash received in connection with freestanding derivatives	916	3,762
Cash paid in connection with freestanding derivatives	(3,846)	(850)
Net change in policy loans	44	(3)
Net change in short-term investments	(1,004)	(2,399)
Net change in other invested assets	85	33
Net change in property, equipment and leasehold improvements	5	5
Other, net	5	12
Net cash provided by (used in) investing activities	(1,040)	(4,802)
Cash flows from financing activities
Policyholder account balances:
Deposits	21,329	20,246
Withdrawals	(20,554)	(17,837)
Net change in payables for collateral under securities loaned and other transactions	(947)	7,518
Long-term debt issued	—	78
Long-term debt repaid	(9)	(5)
Financing element on certain derivative instruments and other derivative related transactions, net	306	(127)
Dividends paid to MetLife, Inc.	(1,030)	(393)
Other, net	(7)	1
Net cash provided by (used in) financing activities	(912)	9,481
Change in cash and cash equivalents	(1,765)	5,445
Cash and cash equivalents, beginning of period	11,337	8,927
Cash and cash equivalents, end of period	$9,572	$14,372
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$9	$11
Income tax	$204	$8
Non-cash transactions:
Capital contributions from MetLife, Inc.	$1	$1
Real estate and real estate joint ventures acquired in satisfaction of debt	$170	$—

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2020 consolidated balance sheet data was derived from audited consolidated financial statements included in Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2020 Annual Report.
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
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of new ASUs issued by the FASB and the impact of the adoption on the Company’s interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Adoption of New Accounting Pronouncements
The table below describes the impacts of the ASUs recently adopted by the Company.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting; as clarified and amended by ASU 2021-01, Reference Rate Reform (Topic 848):Scope

The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with certain exceptions. ASU 2021-01 amends the scope of the recent reference rate reform guidance. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment to qualify for certain optional relief.

Effective for contract modifications made between March 12, 2020 and December 31, 2022.
The new guidance reduces the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (LIBOR), affected by reference rate reform. The adoption of the new guidance provides relief from current GAAP and is not expected to have a material impact on the Company’s interim condensed consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

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

		January 1, 2021. The Company adopted, using a prospective approach.	The adoption of the new guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of New Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2021 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date, as amended by ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application
The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of deferred policy acquisition costs (“DAC”) for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The amendments in ASU 2019-09 defer the effective date of ASU 2018-12 to January 1, 2022 for all entities, and the amendments in ASU 2020-11 further defer the effective date of ASU 2018-12 for an additional year to January 1, 2023 for all entities.
January 1, 2023, to be applied retrospectively to January 1, 2021 (with early adoption permitted).	The implementation efforts of the Company and the evaluation of the impact of the new guidance are in progress. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its interim condensed consolidated financial statements.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2021 and 2020. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended March 31, 2021	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,137	$668	$—	$5,805	$—	$5,805
Universal life and investment-type product policy fees	287	228	—	515	20	535
Net investment income	1,847	1,491	(1)	3,337	(150)	3,187
Other revenues	224	58	143	425	—	425
Net investment gains (losses)	—	—	—	—	160	160
Net derivative gains (losses)	—	—	—	—	(1,015)	(1,015)
Total revenues	7,495	2,445	142	10,082	(985)	9,097
Expenses
Policyholder benefits and claims and policyholder dividends	5,451	1,264	—	6,715	69	6,784
Interest credited to policyholder account balances	345	167	—	512	(1)	511
Capitalization of DAC	(19)	—	—	(19)	—	(19)
Amortization of DAC and VOBA	16	31	—	47	(7)	40
Interest expense on debt	2	1	21	24	—	24
Other expenses	796	221	127	1,144	(3)	1,141
Total expenses	6,591	1,684	148	8,423	58	8,481
Provision for income tax expense (benefit)	188	155	(75)	268	(219)	49
Adjusted earnings	$716	$606	$69	1,391
Adjustments to:
Total revenues				(985)
Total expenses				(58)
Provision for income tax (expense) benefit				219
Net income (loss)				$567		$567

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,510	$738	$—	$5,248	$—	$5,248
Universal life and investment-type product policy fees	262	244	—	506	22	528
Net investment income	1,634	1,166	(70)	2,730	(86)	2,644
Other revenues	214	26	133	373	—	373
Net investment gains (losses)	—	—	—	—	(182)	(182)
Net derivative gains (losses)	—	—	—	—	3,555	3,555
Total revenues	6,620	2,174	63	8,857	3,309	12,166
Expenses
Policyholder benefits and claims and policyholder dividends	4,561	1,397	—	5,958	(31)	5,927
Interest credited to policyholder account balances	442	173	—	615	(4)	611
Capitalization of DAC	(14)	4	—	(10)	—	(10)
Amortization of DAC and VOBA	14	79	—	93	10	103
Interest expense on debt	2	2	21	25	—	25
Other expenses	794	200	178	1,172	1	1,173
Total expenses	5,799	1,855	199	7,853	(24)	7,829
Provision for income tax expense (benefit)	175	62	(147)	90	700	790
Adjusted earnings	$646	$257	$11	914
Adjustments to:
Total revenues				3,309
Total expenses				24
Provision for income tax (expense) benefit				(700)
Net income (loss)				$3,547		$3,547
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2021	December 31, 2020
	(In millions)
U.S.	$257,313	$262,478
MetLife Holdings	159,729	164,956
Corporate & Other	26,742	30,173
Total	$443,784	$457,607
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report, the Company issues directly and assumes through reinsurance variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain non-life contingent portions of GMIBs are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 6.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	March 31, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$49,574		$20,765		$50,047		$21,229
Separate account value (1)	$40,199		$19,902		$40,583		$20,368
Net amount at risk	$1,262	(3)	$501	(4)	$1,178	(3)	$552	(4)
Average attained age of contractholders	69 years		68 years		68 years		67 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$138		N/A		$142
Net amount at risk	N/A		$74	(5)	N/A		$74	(5)
Average attained age of contractholders	N/A		55 years		N/A		55 years

	March 31, 2021		December 31, 2020
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$5,702	$851	$5,607	$861
Net amount at risk (6)	$38,668	$5,437	$39,134	$5,525
Average attained age of policyholders	58 years	65 years	58 years	65 years
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Balance, beginning of period	$13,523	$13,140
Less: Reinsurance recoverables	1,639	1,525
Net balance, beginning of period	11,884	11,615
Incurred related to:
Current period	4,550	4,734
Prior periods (1)	361	(64)
Total incurred	4,911	4,670
Paid related to:
Current period	(2,153)	(2,240)
Prior periods	(2,992)	(2,409)
Total paid	(5,145)	(4,649)
Net balance, end of period	11,650	11,636
Add: Reinsurance recoverables	2,297	1,661
Balance, end of period (included in future policy benefits and other policy-related balances)	$13,947	$13,297
__________________
(1)For the three months ended March 31, 2021, incurred claim activity and claim adjustment expenses associated with prior periods increased due to unfavorable claims experience reported in the current period. For the three months ended March 31, 2020, incurred claim activity and claim adjustment expenses associated with prior periods decreased due to favorable claims experience reported in the current period.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,521	$38,758
Other policy-related balances	321	321
Policyholder dividends payable	338	337
Policyholder dividend obligation	1,546	2,969
Deferred income tax liability	149	130
Other liabilities	271	172
Total closed block liabilities	41,146	42,687
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,696	27,186
Mortgage loans	6,559	6,807
Policy loans	4,314	4,355
Real estate and real estate joint ventures	556	559
Other invested assets	493	492
Total investments	37,618	39,399
Cash and cash equivalents	228	—
Accrued investment income	400	402
Premiums, reinsurance and other receivables	79	50
Current income tax recoverable	40	28
Total assets designated to the closed block	38,365	39,879
Excess of closed block liabilities over assets designated to the closed block	2,781	2,808
AOCI:
Unrealized investment gains (losses), net of income tax	2,460	3,524
Unrealized gains (losses) on derivatives, net of income tax	12	23
Allocated to policyholder dividend obligation, net of income tax	(1,221)	(2,346)
Total amounts included in AOCI	1,251	1,201
Maximum future earnings to be recognized from closed block assets and liabilities	$4,032	$4,009
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	(In millions)
Balance, beginning of period	$2,969	$2,020
Change in unrealized investment and derivative gains (losses)	(1,423)	949
Balance, end of period	$1,546	$2,969

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Revenues
Premiums	$320	$367
Net investment income	393	407
Net investment gains (losses)	6	(19)
Net derivative gains (losses)	1	26
Total revenues	720	781
Expenses
Policyholder benefits and claims	546	550
Policyholder dividends	178	219
Other expenses	25	27
Total expenses	749	796
Revenues, net of expenses before provision for income tax expense (benefit)	(29)	(15)
Provision for income tax expense (benefit)	(6)	(3)
Revenues, net of expenses and provision for income tax expense (benefit)	$(23)	$(12)
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

	March 31, 2021					December 31, 2020
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$50,650	$(43)	$6,432	$251	$56,788	$50,989	$(43)	$9,618	$155	$60,409
Foreign corporate	27,816	(17)	3,033	305	30,527	28,093	(8)	4,478	284	32,279
U.S. government and agency	25,120	—	3,589	208	28,501	24,620	—	6,178	27	30,771
RMBS	21,957	—	1,452	135	23,274	22,552	—	1,706	32	24,226
ABS	11,930	—	146	27	12,049	12,456	—	169	50	12,575
Municipals	6,867	—	1,549	29	8,387	6,888	—	2,096	1	8,983
CMBS	6,451	(6)	285	45	6,685	6,503	—	381	55	6,829
Foreign government	4,332	—	713	63	4,982	4,322	—	978	32	5,268
Total fixed maturity securities AFS	$155,123	$(66)	$17,199	$1,063	$171,193	$156,423	$(51)	$25,604	$636	$181,340

Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”), and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$6,532	$23,971	$26,937	$57,285	$40,332	$155,057
Estimated fair value	$6,542	$25,113	$30,046	$67,484	$42,008	$171,193
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position without an ACL by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position.

	March 31, 2021				December 31, 2020
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$3,671	$161	$883	$81	$2,351	$112	$230	$36
Foreign corporate	2,751	169	847	136	2,431	225	34	59
U.S. government and agency	5,354	208	—	—	1,686	27	—	—
RMBS	4,425	119	412	16	1,119	20	128	12
ABS	1,898	11	899	16	2,561	18	2,233	32
Municipals	542	29	—	—	51	1	—	—
CMBS	927	21	559	24	1,110	41	306	14
Foreign government	372	31	121	31	110	6	115	27
Total fixed maturity securities AFS	$19,940	$749	$3,721	$304	$11,419	$450	$3,046	$180
Investment grade	$18,278	$693	$2,515	$188	$9,012	$297	$2,841	$158
Below investment grade	1,662	56	1,206	116	2,407	153	205	22
Total fixed maturity securities AFS	$19,940	$749	$3,721	$304	$11,419	$450	$3,046	$180
Total number of securities in an unrealized loss position	1,797		472		984		385

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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $423 million for the three months ended March 31, 2021 to $1.1 billion primarily due to increases in interest rates, partially offset by narrowing credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $304 million at March 31, 2021, or 29% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $304 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $188 million, or 62%, were related to 331 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $304 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $116 million, or 38%, were related to 141 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Current Period Evaluation
At March 31, 2021, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2021.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2021		December 31, 2020
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$38,013	58.6%	$38,528	58.0%
Agricultural	16,042	24.7	16,426	24.7
Residential	11,169	17.2	11,803	17.8
Total amortized cost	65,224	100.5	66,757	100.5
Allowance for credit loss	(455)	(0.7)	(517)	(0.8)
Subtotal mortgage loans, net	64,769	99.8	66,240	99.7
Residential — FVO	149	0.2	165	0.3
Total mortgage loans, net	$64,918	100.0%	$66,405	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. See Note 7 for further information.
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $888 million and $924 million at March 31, 2021 and December 31, 2020, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at March 31, 2021 and December 31, 2020 was $157 million and $164 million; $117 million and $158 million; and $100 million and $101 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Purchases of mortgage loans, primarily residential, were $377 million and $1.0 billion for the three months ended March 31, 2021 and 2020, respectively. See “— Related Party Investment Transactions” for information regarding transfers from affiliates.
Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Three Months Ended March 31,
	2021				2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$199	$97	$221	$517	$186	$49	$54	$289
Provision (release)	(7)	(13)	(29)	(49)	14	(5)	23	32
Adoption of credit loss guidance	—	—	—	—	(87)	32	154	99
Charge-offs, net of recoveries	—	(13)	—	(13)	—	—	(3)	(3)
Balance, end of period	$192	$71	$192	$455	$113	$76	$228	$417

Allowance for Credit Loss Methodology
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
Mortgage Loan Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, in 2021 and 2020, the Company granted concessions to certain of its commercial, agricultural and residential mortgage loan borrowers, including payment deferrals and other loan modifications. The Company has elected the option under the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by bank regulatory agencies, not to account for or report qualifying concessions as TDRs and not to classify such loans as either past due or nonaccrual during the payment deferral period. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. The Company records an ACL on this accrued interest income.
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $42 million at March 31, 2021.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12 months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $8 million at March 31, 2021.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $31 million at March 31, 2021.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$444	$3,211	$2,487	$3,796	$2,764	$11,406	$2,291	$26,399	69.4%
65% to 75%	206	946	2,799	1,717	1,135	2,229	—	9,032	23.8
76% to 80%	47	—	130	65	388	495	—	1,125	3.0
Greater than 80%	5	—	—	49	421	982	—	1,457	3.8
Total	$702	$4,157	$5,416	$5,627	$4,708	$15,112	$2,291	$38,013	100.0%
DSCR:
> 1.20x	$702	$3,753	$5,057	$5,609	$4,401	$13,741	$2,291	$35,554	93.5%
1.00x - 1.20x	—	213	—	18	188	844	—	1,263	3.3
<1.00x	—	191	359	—	119	527	—	1,196	3.2
Total	$702	$4,157	$5,416	$5,627	$4,708	$15,112	$2,291	$38,013	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$155	$2,333	$1,996	$2,593	$973	$5,623	$900	$14,573	90.8%
65% to 75%	143	336	139	35	38	586	99	1,376	8.6
76% to 80%	—	—	—	—	—	51	—	51	0.3
Greater than 80%	—	—	—	—	—	42	—	42	0.3
Total	$298	$2,669	$2,135	$2,628	$1,011	$6,302	$999	$16,042	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$5	$293	$1,450	$755	$333	$7,843	$—	$10,679	95.6%
Nonperforming (1)	—	3	39	11	6	431	—	490	4.4
Total	$5	$296	$1,489	$766	$339	$8,274	$—	$11,169	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $93 million and $102 million at March 31, 2021 and December 31, 2020, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. At March 31, 2021, the amortized cost of commercial and agricultural mortgage loans with a LTV ratio in excess of 100% was $522 million, or less than 1% of total commercial and agricultural mortgage loans, however after considering the reduction in carrying value from the related ACL, no loans have a ratio greater than 100%.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2021 and December 31, 2020. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In millions)
Commercial	$—	$—	$—	$—	$127	$293
Agricultural	229	251	5	20	259	261
Residential	490	516	4	54	488	503
Total	$719	$767	$9	$74	$874	$1,057
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2020 was $167 million, $137 million and $377 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $0 and $156 million at March 31, 2021 and December 31, 2020, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $192 million and $173 million at March 31, 2021 and December 31, 2020, respectively. There were no nonaccrual residential mortgage loans without an ACL at either March 31, 2021 or December 31, 2020.

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	March 31, 2021	December 31, 2020	Three Months Ended March 31,
			2021	2020
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$2,105	$1,965	$54	$46
Other real estate investments	424	418	34	34
Real estate joint ventures	5,230	5,095	6	7
Total real estate and real estate joint ventures	$7,759	$7,478	$94	$87
The carrying value of real estate investments acquired through foreclosure was $189 million and $18 million at March 31, 2021 and December 31, 2020, respectively. Depreciation expense on real estate investments was $21 million and $16 million for the three months ended March 31, 2021 and 2020, respectively. Real estate investments were net of accumulated depreciation of $787 million and $789 million at March 31, 2021 and December 31, 2020, respectively.

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
See Note 7 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a summary of leased real estate investments and income earned, by property type.
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
The investment in leveraged and direct financing leases, net of ACL, was $795 million and $173 million, respectively, at March 31, 2021 and $816 million and $176 million respectively, at December 31, 2020. The ACL for leveraged and direct financing leases was $35 million and $38 million at March 31, 2021 and December 31, 2020, respectively.
Lease Concessions
In response to the adverse economic impact of the COVID-19 Pandemic, the Company granted concessions to certain of its operating lease lessees, primarily in the form of rent deferrals. In accordance with a Question and Answer document issued by the FASB in response to the COVID-19 Pandemic, the Company has elected not to evaluate whether such lease concessions are lease modifications, continues to accrue income on such leases and records rent receivables. The Company granted COVID-19 Pandemic-related lease concessions in 2021 and 2020 that are not material to the lease portfolio. The Company has interests in certain unconsolidated real estate joint ventures which also have granted COVID-19 Pandemic-related lease concessions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.8 billion and $6.8 billion at March 31, 2021 and December 31, 2020, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and policyholder liabilities that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$16,129	$24,954
Derivatives	1,072	2,259
Other	199	235
Subtotal	17,400	27,448
Amounts allocated from:
Policyholder liabilities	(4,647)	(10,572)
DAC, VOBA and DSI	(1,210)	(1,511)
Subtotal	(5,857)	(12,083)
Deferred income tax benefit (expense)	(2,384)	(3,190)
Net unrealized investment gains (losses)	$9,159	$12,175
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2021
(In millions)
Balance, beginning of period	$12,175
Unrealized investment gains (losses) during the period	(10,048)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	5,925
DAC, VOBA and DSI	301
Deferred income tax benefit (expense)	806
Balance, end of period	$9,159
Change in net unrealized investment gains (losses)	$(3,016)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2021 and December 31, 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending and repurchase agreements is as follows:

	March 31, 2021			December 31, 2020
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$13,123	$13,444	$13,490	$13,289	$13,566	$13,739
Repurchase agreements	$3,504	$3,460	$3,472	$3,276	$3,210	$3,251
__________________
(1)Securities on loan in connection with these programs are included within fixed maturity securities AFS and short-term investments.
(2)In connection with securities lending and repurchase agreements, in addition to cash collateral received, the Company received from counterparties non-cash security collateral of $0 and $1 million at March 31, 2021 and December 31, 2020, respectively, which is not reflected on the interim condensed consolidated financial statements.
(3)The liability for cash collateral for these programs is included within payables for collateral under securities loaned and other transactions and other liabilities.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending and repurchase agreements is as follows:

	March 31, 2021				December 31, 2020
	Remaining Maturities				Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$2,292	$7,786	$3,366	$13,444	$1,705	$8,768	$3,093	$13,566

Repurchase agreements:
U.S. government and agency	$—	$3,460	$—	$3,460	$—	$3,210	$—	$3,210
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

	March 31, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$120	$123
Invested assets pledged as collateral (1)	21,982	22,405
Total invested assets on deposit and pledged as collateral	$22,102	$22,528
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt (see Notes 4 and 11 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 6).
See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 4 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, which is considered restricted until redeemed by the issuer, was $765 million, at redemption value, at both March 31, 2021 and December 31, 2020.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2021		December 31, 2020
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,135	$—	$1,435	$—
Investment fund (primarily mortgage loans) (2)	206	—	201	—
Renewable energy partnership (3)	86	—	87	—
Other investments (4)	1	—	4	5
Total	$1,428	$—	$1,727	$5
__________________
(1)    The Company’s investment in affiliated real estate joint ventures was $1.0 billion and $1.3 billion at March 31, 2021 and December 31, 2020, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $124 million and $130 million at March 31, 2021 and December 31, 2020, respectively.
(2)The Company’s investment in this affiliated investment fund was $168 million and $164 million at March 31, 2021 and December 31, 2020, respectively. An affiliate had an investment in this affiliated investment fund of $38 million and $37 million at March 31, 2021 and December 31, 2020, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
(3)Assets of the renewable energy partnership primarily consisted of other invested assets.
(4)Assets of other investments primarily consisted of other assets at March 31, 2021, and cash and cash equivalents at December 31, 2020.
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2021		December 31, 2020
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$42,237	$42,237	$43,708	$43,708
Other limited partnership interests	6,101	9,324	5,247	8,589
Other invested assets	1,609	1,761	1,436	1,517
Real estate joint ventures	18	21	18	21
Total	$49,965	$53,343	$50,409	$53,835
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties of $3 million at both March 31, 2021 and December 31, 2020. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2021 or 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
Asset Type	2021	2020
	(In millions)
Investment income:
Fixed maturity securities AFS	$1,520	$1,658
Equity securities	5	9
Mortgage loans	677	718
Policy loans	74	77
Real estate and real estate joint ventures	94	87
Other limited partnership interests	888	215
Cash, cash equivalents and short-term investments	3	43
FVO securities (1)	26	(34)
Operating joint venture	17	21
Other	35	75
Subtotal	3,339	2,869
Less: Investment expenses	152	225
Net investment income	$3,187	$2,644
__________________
(1)Changes in estimated fair value subsequent to purchase for investments still held as of the end of the respective periods and included in net investment income were principally from equity-linked notes included within FVO securities, and were $6 million and ($34) million for the three months ended March 31, 2021 and 2020, respectively.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
Net investment income from equity method investments, comprised of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and an operating joint venture, totaled $859 million and $198 million for the three months ended March 31, 2021 and 2020, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
Asset Type	2021	2020
	(In millions)
Fixed maturity securities AFS	$(23)	$(81)
Equity securities (1)	19	(136)
Mortgage loans	61	(45)
Real estate and real estate joint ventures	48	1
Other limited partnership interests	(5)	(1)
Other (2)	29	31
Subtotal	129	(231)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	8	1
Non-investment portfolio gains (losses)	23	48
Subtotal	31	49
Total net investment gains (losses)	$160	$(182)
__________________
(1)    Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the period included in net investment gains (losses) were $20 million and ($138) million for the three months ended March 31, 2021 and 2020, respectively.
(2)    Other gains (losses) included de-designated cash flow hedge gains of $29 million and $12 million for the three months ended March 31, 2021 and 2020, respectively.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $33 million and $49 million for the three months ended March 31, 2021 and 2020, respectively.
Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Proceeds	$7,087	$5,464
Gross investment gains	$74	$61
Gross investment (losses)	(82)	(65)
Net credit loss (provision) release	(15)	(77)
Net investment gains (losses)	$(23)	$(81)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans and other limited partnership interests to and from affiliates. Invested assets transferred were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$250	$—
Amortized cost of invested assets transferred to affiliates	$249	$—
Net investment gains (losses) recognized on transfers	$1	$—
Estimated fair value of invested assets transferred from affiliates	$479	$—
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		March 31, 2021	December 31, 2020	Three Months Ended March 31,
				2021	2020
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,534	$1,643	$8	$9
Affiliated investments (2)	American Life Insurance Company	100	100	1	1
Affiliated investments (3)	Metropolitan Property and Casualty Insurance Company	315	315	1	2
Other invested assets		$1,949	$2,058	$10	$12
________________
(1)Represents an investment in affiliated senior notes which have maturity dates from July 2021 to October 2029 and bear interest, payable semi-annually, at rates per annum ranging from 1.60% to 3.14%. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for further information.
(2)Represents an affiliated surplus note which matures in June 2025 and bears interest, payable semi-annually, at a rate per annum of 1.88%.
(3)Represents an investment in affiliated preferred stock. Dividends are payable quarterly at a variable rate. The affiliated preferred stock was redeemed at par plus accrued dividends in April 2021.
For the three months ended March 31, 2021 and 2020, the Company incurred investment advisory charges from an affiliate of $71 million and $69 million, respectively.
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
•Cash flow hedge - a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability - in other comprehensive income (loss) (“OCI”) and reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
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
In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another currency at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in fair value, cash flow and nonqualifying hedging relationships.
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
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by indices on equity securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.
In an equity total return swap, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and a benchmark interest rate, calculated by reference to an agreed notional amount. In most cases, no cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to synthetically create investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$2,988	$2,649	$7	$3,175	$3,224	$4
Foreign currency swaps	Foreign currency exchange rate	952	4	63	1,049	5	76
Subtotal		3,940	2,653	70	4,224	3,229	80
Cash flow hedges:
Interest rate swaps	Interest rate	4,129	1	19	4,400	14	—
Interest rate forwards	Interest rate	4,525	26	162	5,081	489	—
Foreign currency swaps	Foreign currency exchange rate	29,254	1,009	1,323	28,017	1,102	1,353
Subtotal		37,908	1,036	1,504	37,498	1,605	1,353
Total qualifying hedges		41,848	3,689	1,574	41,722	4,834	1,433
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	22,521	2,471	32	30,512	3,041	7
Interest rate floors	Interest rate	12,201	280	—	12,701	350	—
Interest rate caps	Interest rate	71,193	80	—	40,104	13	—
Interest rate futures	Interest rate	1,094	2	—	406	—	—
Interest rate options	Interest rate	9,374	337	1	15,337	174	—
Interest rate forwards	Interest rate	265	—	52	265	—	9
Interest rate total return swaps	Interest rate	1,048	—	115	1,048	—	59
Synthetic GICs	Interest rate	11,699	—	—	11,739	—	—
Foreign currency swaps	Foreign currency exchange rate	5,470	262	206	5,596	292	238
Foreign currency forwards	Foreign currency exchange rate	1,637	19	5	1,236	9	18
Credit default swaps — purchased	Credit	897	14	5	886	8	9
Credit default swaps — written	Credit	6,792	114	1	6,961	126	—
Equity futures	Equity market	1,515	1	10	2,591	—	16
Equity index options	Equity market	31,960	724	192	19,601	459	189
Equity variance swaps	Equity market	424	11	10	425	11	9
Equity total return swaps	Equity market	1,835	—	73	2,542	1	274
Total non-designated or nonqualifying derivatives		179,925	4,315	702	151,950	4,484	828
Total		$221,773	$8,004	$2,276	$193,672	$9,318	$2,261
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$3	$—	$—	$(602)	$—	$—	N/A
Hedged items	(3)	—	—	573	—	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	13	—	—	—	—	—	N/A
Hedged items	(12)	—	—	—	—	—	N/A
Subtotal	1	—	—	(29)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(1,211)
Amount of gains (losses) reclassified from AOCI into income	13	29	—	—	—	—	(42)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(49)
Amount of gains (losses) reclassified from AOCI into income	1	(116)	—	—	—	—	115
Foreign currency transaction gains (losses) on hedged items	—	110	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	14	23	—	—	—	—	(1,187)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	—	(1,545)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	19	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	12	—	—	—	N/A
Credit derivatives — written (1)	—	—	(1)	—	—	—	N/A
Equity derivatives (1)	(1)	—	(557)	(90)	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(3)	—	—	—	N/A
Subtotal	1	—	(2,075)	(90)	—	—	N/A
Earned income on derivatives	46	—	174	51	(39)	—	—
Embedded derivatives (2)	N/A	N/A	886	—	N/A	N/A	N/A
Total	$62	$23	$(1,015)	$(68)	$(39)	$—	$(1,187)

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
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($18) million and $111 million for the three months ended March 31, 2021 and 2020, respectively.
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$403	$461	$(1)	$(1)
Mortgage loans	$870	$925	$14	$20
Future policy benefits	$(4,598)	$(5,512)	$(731)	$(1,307)
__________________
(1)Includes ($1) million of hedging adjustments on discontinued hedging relationships at both March 31, 2021 and December 31, 2020.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $0 and $1 million for the three months ended March 31, 2021 and 2020, respectively.
At both March 31, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.
At March 31, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $1.1 billion and $2.3 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2021, the Company expected to reclassify $48 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the interim condensed consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6.8 billion and $7.0 billion at March 31, 2021 and December 31, 2020, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At March 31, 2021 and December 31, 2020, the Company would have received $113 million and $126 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$54	0.3	$—	$54	0.6
Credit default swaps referencing indices	25	1,779	2.2	27	1,779	2.5
Subtotal	25	1,833	2.2	27	1,833	2.4
Baa
Single name credit default swaps (3)	1	174	1.8	2	174	2.1
Credit default swaps referencing indices	87	4,785	5.7	97	4,954	5.3
Subtotal	88	4,959	5.6	99	5,128	5.2
Total	$113	$6,792	4.7	$126	$6,961	4.5
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
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company enters into contracts with counterparties in jurisdictions in which it understands that close-out netting should be enforceable. The Company’s OTC-bilateral derivative transactions are governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of Dodd-Frank) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law.
The Company’s OTC-cleared derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by brokers and central clearinghouses to such derivatives.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2021		December 31, 2020
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,956	$2,189	$9,244	$2,192
OTC-cleared (1)	115	54	139	6
Exchange-traded	3	10	—	16
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	8,074	2,253	9,383	2,214
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,072)	(2,072)	(1,996)	(1,996)
OTC-cleared	(26)	(26)	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(4,938)	—	(6,073)	—
OTC-cleared	(88)	—	(98)	—
Securities collateral: (5)
OTC-bilateral	(920)	(114)	(1,115)	(188)
OTC-cleared	—	(29)	—	(1)
Exchange-traded	—	(10)	—	(16)
Net amount after application of master netting agreements and collateral	$30	$2	$96	$8
__________________
(1)At March 31, 2021 and December 31, 2020, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $70 million and $65 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($23) million and ($47) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2021 and December 31, 2020, the Company received excess cash collateral of $245 million and $175 million, respectively, and provided no excess cash collateral.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2021, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2021 and December 31, 2020, the Company received excess securities collateral with an estimated fair value of $126 million and $150 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2021 and December 31, 2020, the Company provided excess securities collateral with an estimated fair value of $201 million and $185 million, respectively, for its OTC-bilateral derivatives, $840 million and $1.4 billion, respectively, for its OTC-cleared derivatives, and $100 million and $188 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	March 31, 2021			December 31, 2020
	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total	Derivatives Subject to Financial Strength- Contingent Provisions	Derivatives Not Subject to Financial Strength- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$117	$—	$117	$196	$—	$196
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$152	$—	$152	$239	$—	$239
__________________
(1)After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2021	December 31, 2020
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$76	$488
Assumed guaranteed minimum benefits	Policyholder account balances	4	5
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	986	1,428
Fixed annuities with equity indexed returns	Policyholder account balances	150	139
Other guarantees	Policyholder account balances	—	1
Embedded derivatives within liability host contracts		$1,216	$2,061
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2021
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$50,508	$6,280	$56,788
Foreign corporate	—	22,559	7,968	30,527
U.S. government and agency	13,699	14,802	—	28,501
RMBS	107	20,303	2,864	23,274
ABS	—	10,671	1,378	12,049
Municipals	—	8,387	—	8,387
CMBS	—	6,437	248	6,685
Foreign government	—	4,975	7	4,982
Total fixed maturity securities AFS	13,806	138,642	18,745	171,193
Short-term investments	2,177	1,346	37	3,560
Residential mortgage loans — FVO	—	—	149	149
Other investments	411	244	673	1,328
Derivative assets: (1)
Interest rate	2	5,818	26	5,846
Foreign currency exchange rate	—	1,294	—	1,294
Credit	—	104	24	128
Equity market	1	722	13	736
Total derivative assets	3	7,938	63	8,004
Separate account assets (2)	27,978	97,268	1,007	126,253
Total assets (3)	$44,375	$245,438	$20,674	$310,487
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$59	$329	$388
Foreign currency exchange rate	—	1,597	—	1,597
Credit	—	5	1	6
Equity market	10	265	10	285
Total derivative liabilities	10	1,926	340	2,276
Embedded derivatives within liability host contracts (4)	—	—	1,216	1,216
Separate account liabilities (2)	8	10	15	33
Total liabilities	$18	$1,936	$1,571	$3,525

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	December 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$53,717	$6,692	$60,409
Foreign corporate	—	24,098	8,181	32,279
U.S. government and agency	12,697	18,074	—	30,771
RMBS	—	21,186	3,040	24,226
ABS	—	11,351	1,224	12,575
Municipals	—	8,983	—	8,983
CMBS	—	6,628	201	6,829
Foreign government	—	5,263	5	5,268
Total fixed maturity securities AFS	12,697	149,300	19,343	181,340
Short-term investments	2,216	406	1	2,623
Residential mortgage loans — FVO	—	—	165	165
Other investments	431	270	565	1,266
Derivative assets: (1)
Interest rate	—	6,816	489	7,305
Foreign currency exchange rate	—	1,408	—	1,408
Credit	—	109	25	134
Equity market	—	454	17	471
Total derivative assets	—	8,787	531	9,318
Separate account assets (2)	28,296	99,405	945	128,646
Total assets (3)	$43,640	$258,168	$21,550	$323,358
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$11	$68	$79
Foreign currency exchange rate	—	1,683	2	1,685
Credit	—	9	—	9
Equity market	16	463	9	488
Total derivative liabilities	16	2,166	79	2,261
Embedded derivatives within liability host contracts (4)	—	—	2,061	2,061
Separate account liabilities (2)	12	8	6	26
Total liabilities	$28	$2,174	$2,146	$4,348
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2021 and December 31, 2020, the estimated fair value of such investments was $71 million and $70 million, respectively.
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
When quoted prices in active markets are not available, the determination of estimated fair value of securities is based on market standard valuation methodologies, giving priority to observable inputs. The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. When observable inputs are not available, the market standard valuation methodologies rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though these inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.
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
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the interim condensed consolidated balance sheets.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as described in “— Investments — Securities, Short-term Investments and Other Investments.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the interim condensed consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
The Company issues certain annuity contracts which allow the policyholder to participate in returns from equity indices. These equity indexed features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the interim condensed consolidated balance sheets.

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

					March 31, 2021				December 31, 2020				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	167	111	—	-	186	118	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	125	100	—	-	116	99	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	129	98	—	-	159	98	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	91	-	109	100	1	-	107	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	173	-	265	240	92	-	184	149	Increase (7)
			•	Repurchase rates (8)	1	-	20	11	(12)	-	1	(6)	Decrease (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	—	-	—	—	(31)	-	(13)	(20)	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (9)	98	-	99	98	96	-	99	98	Decrease (7)
	•	Consensus pricing	•	Offered quotes (10)
Equity market	•	Present value techniques or option pricing models	•	Volatility (11)	18%	-	27%	27%	21%	-	28%	28%	Increase (7)
			•	Correlation (12)	30%	-	30%	30%	10%	-	30%	10%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.12%	0.06%	0.01%	-	0.12%	0.06%	Decrease (13)
				Ages 41 - 60	0.05%	-	0.65%	0.30%	0.05%	-	0.65%	0.30%	Decrease (13)
				Ages 61 - 115	0.31%	-	100%	1.90%	0.31%	-	100%	1.90%	Decrease (13)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.86%	0.25%	-	100%	6.86%	Decrease (14)
				Durations 11 - 20	4.70%	-	100%	5.18%	4.70%	-	100%	5.18%	Decrease (14)
				Durations 21 - 116	2%	-	100%	5.18%	2%	-	100%	5.18%	Decrease (14)
			•	Utilization rates	0%	-	22%	0.17%	0%	-	22%	0.17%	Increase (15)
			•	Withdrawal rates	0.25%	-	10%	3.98%	0.25%	-	10%	3.98%	(16)
			•	Long-term equity volatilities	16.66%	-	22.21%	18.70%	16.66%	-	22.21%	18.70%	Increase (17)
			•	Nonperformance risk spread	0.05%	-	0.42%	0.40%	0.04%	-	0.39%	0.40%	Decrease (18)
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
(10)At both March 31, 2021 and December 31, 2020, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$14,873	$4,465	$—	$5	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(6)	9	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(634)	(16)	—	(1)	—
Purchases (3)	343	362	—	3	31
Sales (3)	(223)	(332)	—	—	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	226	13	—	—	5
Transfers out of Level 3 (4)	(331)	(11)	—	—	—
Balance, end of period	$14,248	$4,490	$—	$7	$37
Three Months Ended March 31, 2020
Balance, beginning of period	$9,382	$3,395	$7	$10	$17
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(58)	10	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(766)	(287)	—	(3)	—
Purchases (3)	1,660	257	—	26	352
Sales (3)	(515)	(161)	—	—	(1)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	3,594	45	—	1	—
Transfers out of Level 3 (4)	(319)	(19)	(7)	(1)	(14)
Balance, end of period	$12,978	$3,240	$—	$33	$354
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (5)	$(7)	$7	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (5)	$(58)	$10	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2021 (5)	$(632)	$(14)	$—	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2020 (5)	$(770)	$(287)	$—	$(3)	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$165	$565	$452	$(2,061)	$939
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(2)	34	(236)	886	(10)
Total realized/unrealized gains (losses) included in AOCI	—	—	(603)	—	—
Purchases (3)	—	2	—	—	79
Sales (3)	(9)	(2)	—	—	(14)
Issuances (3)	—	—	—	—	(1)
Settlements (3)	(5)	—	107	(41)	2
Transfers into Level 3 (4)	—	74	1	—	—
Transfers out of Level 3 (4)	—	—	2	—	(3)
Balance, end of period	$149	$673	$(277)	$(1,216)	$992
Three Months Ended March 31, 2020
Balance, beginning of period	$188	$799	$(72)	$(1,325)	$915
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	2	(48)	266	(1,073)	(9)
Total realized/unrealized gains (losses) included in AOCI	—	—	1,111	—	—
Purchases (3)	—	15	—	—	85
Sales (3)	(5)	(33)	—	—	(56)
Issuances (3)	—	—	—	—	(1)
Settlements (3)	(5)	—	(113)	(44)	—
Transfers into Level 3 (4)	—	—	—	—	10
Transfers out of Level 3 (4)	—	(78)	—	—	(17)
Balance, end of period	$180	$655	$1,192	$(2,442)	$927
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (5)	$(5)	$35	$(150)	$885	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (5)	$—	$(40)	$222	$(1,071)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2021 (5)	$—	$—	$(538)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2020 (5)	$—	$—	$1,060	$—	$—
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

	March 31, 2021	December 31, 2020
	(In millions)
Unpaid principal balance	$151	$172
Difference between estimated fair value and unpaid principal balance	(2)	(7)
Carrying value at estimated fair value	$149	$165
Loans in nonaccrual status	$38	$45
Loans more than 90 days past due	$23	$27
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(8)	$(13)
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$64,769	$—	$—	$68,243	$68,243
Policy loans	$5,929	$—	$—	$6,866	$6,866
Other invested assets	$2,749	$—	$2,474	$187	$2,661
Premiums, reinsurance and other receivables	$13,353	$—	$605	$13,110	$13,715
Liabilities
Policyholder account balances	$79,294	$—	$—	$82,198	$82,198
Long-term debt	$1,622	$—	$1,998	$—	$1,998
Other liabilities	$13,131	$—	$738	$12,579	$13,317
Separate account liabilities	$57,293	$—	$57,293	$—	$57,293

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$66,240	$—	$—	$70,391	$70,391
Policy loans	$5,973	$—	$—	$7,148	$7,148
Other invested assets	$2,849	$—	$2,586	$167	$2,753
Premiums, reinsurance and other receivables	$13,173	$—	$363	$13,274	$13,637
Liabilities
Policyholder account balances	$78,059	$—	$—	$82,982	$82,982
Long-term debt	$1,615	$—	$2,018	$—	$2,018
Other liabilities	$12,595	$—	$134	$12,778	$12,912
Separate account liabilities	$59,103	$—	$59,103	$—	$59,103

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended March 31, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,384	$1,791	$(53)	$(460)	$11,662
OCI before reclassifications	(2,659)	(1,260)	30	—	(3,889)
Deferred income tax benefit (expense)	561	265	(6)	—	820
AOCI before reclassifications, net of income tax	8,286	796	(29)	(460)	8,593
Amounts reclassified from AOCI	24	73	—	11	108
Deferred income tax benefit (expense)	(5)	(15)	—	(2)	(22)
Amounts reclassified from AOCI, net of income tax	19	58	—	9	86
Balance, end of period	$8,305	$854	$(29)	$(451)	$8,679

	Three Months Ended March 31, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,876	$1,620	$(97)	$(374)	$10,025
OCI before reclassifications	(2,219)	3,291	16	—	1,088
Deferred income tax benefit (expense)	494	(691)	(5)	—	(202)
AOCI before reclassifications, net of income tax	7,151	4,220	(86)	(374)	10,911
Amounts reclassified from AOCI	33	439	—	9	481
Deferred income tax benefit (expense)	(7)	(92)	—	(2)	(101)
Amounts reclassified from AOCI, net of income tax	26	347	—	7	380
Balance, end of period	$7,177	$4,567	$(86)	$(367)	$11,291
__________________
(1)See Note 5 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2021	2020
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(15)	$(26)	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	(6)	Net investment income
Net unrealized investment gains (losses)	(6)	(1)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(24)	(33)
Income tax (expense) benefit	5	7
Net unrealized investment gains (losses), net of income tax	(19)	(26)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	13	6	Net investment income
Interest rate derivatives	29	6	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	—	Net investment income
Foreign currency exchange rate derivatives	(116)	(451)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(73)	(439)
Income tax (expense) benefit	15	92
Gains (losses) on cash flow hedges, net of income tax	(58)	(347)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(12)	(10)
Amortization of prior service (costs) credit	1	1
Amortization of defined benefit plan items, before income tax	(11)	(9)
Income tax (expense) benefit	2	2
Amortization of defined benefit plan items, net of income tax	(9)	(7)
Total reclassifications, net of income tax	$(86)	$(380)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Prepaid legal plans	$100	$95
Recordkeeping and administrative services (1)	52	49
Administrative services-only contracts	58	56
Other revenue from service contracts from customers	9	9
Total revenues from service contracts from customers	219	209
Other (2)	206	164
Total other revenues	$425	$373
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 12.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
General and administrative expenses (1)	$547	$595
Pension, postretirement and postemployment benefit costs	33	9
Premium taxes, other taxes, and licenses & fees	73	97
Commissions and other variable expenses	488	472
Capitalization of DAC	(19)	(10)
Amortization of DAC and VOBA	40	103
Interest expense on debt	24	25
Total other expenses	$1,186	$1,291
__________________
(1)Includes ($13) million and $28 million for the three months ended March 31, 2021 and 2020, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 12 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Income Tax
For the three months ended March 31, 2021, the effective tax rate on income (loss) before provision for income tax was 8%. The Company’s effective tax rate for the three months ended March 31, 2021 differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and the corporate tax deduction for stock compensation.
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
11. Contingencies, Commitments and Guarantees
Contingencies
Litigation
The Company is a defendant in a large number of litigation matters. Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed below and those otherwise provided for in the Company’s interim condensed consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, mortgage lending bank, employer, investor, investment advisor, broker-dealer, and taxpayer.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2021. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2021, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $175 million.
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
As reported in the 2020 Annual Report, Metropolitan Life Insurance Company received approximately 2,496 asbestos-related claims in 2020. For the three months ended March 31, 2021 and 2020, Metropolitan Life Insurance Company received approximately 678 and 596 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2020. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
The Company believes adequate provision has been made in its interim condensed consolidated financial statements for all probable and reasonably estimable losses for asbestos-related claims. Metropolitan Life Insurance Company’s recorded asbestos liability is based on its estimation of the following elements, as informed by the facts presently known to it, its understanding of current law and its past experiences: (i) the probable and reasonably estimable liability for asbestos claims already asserted against Metropolitan Life Insurance Company, including claims settled but not yet paid; (ii) the probable and reasonably estimable liability for asbestos claims not yet asserted against Metropolitan Life Insurance Company, but which Metropolitan Life Insurance Company believes are reasonably probable of assertion; and (iii) the legal defense costs associated with the foregoing claims. Significant assumptions underlying Metropolitan Life Insurance Company’s analysis of the adequacy of its recorded liability with respect to asbestos litigation include: (i) the number of future claims; (ii) the cost to resolve claims; and (iii) the cost to defend claims.
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through March 31, 2021.
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
Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made inquiries into this issue and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company is also exposed to lawsuits, and could be exposed to additional legal actions relating to this issue. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, Employee Retirement Income Security Act of 1974, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.3 billion and $2.4 billion at March 31, 2021 and December 31, 2020, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.3 billion at both March 31, 2021 and December 31, 2020.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $330 million, with a cumulative maximum of $446 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.

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
The Company’s recorded liabilities were $3 million at both March 31, 2021 and December 31, 2020 for indemnities, guarantees and commitments.
12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $612 million and $611 million for the three months ended March 31, 2021 and 2020, respectively. Total revenues received from affiliates related to these agreements were $12 million and $10 million for the three months ended March 31, 2021 and 2020, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $28 million and $198 million at March 31, 2021 and December 31, 2020, respectively.
See Note 5 for additional information on related party transactions.

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
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Premiums
Reinsurance assumed	$2	$2
Reinsurance ceded	(31)	(29)
Net premiums	$(29)	$(27)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$—
Reinsurance ceded	2	1
Net universal life and investment-type product policy fees	$2	$1
Other revenues
Reinsurance assumed	$(3)	$(9)
Reinsurance ceded	141	132
Net other revenues	$138	$123
Policyholder benefits and claims
Reinsurance assumed	$1	$1
Reinsurance ceded	(35)	(35)
Net policyholder benefits and claims	$(34)	$(34)
Interest credited to policyholder account balances
Reinsurance assumed	$7	$7
Reinsurance ceded	(3)	(3)
Net interest credited to policyholder account balances	$4	$4
Other expenses
Reinsurance assumed	$—	$—
Reinsurance ceded	102	135
Net other expenses	$102	$135

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2021		December 31, 2020
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$1	$12,433	$1	$12,453
Deferred policy acquisition costs and value of business acquired	—	(147)	—	(145)
Total assets	$1	$12,286	$1	$12,308
Liabilities
Future policy benefits	$48	$(7)	$48	$(14)
Policyholder account balances	120	—	123	—
Other policy-related balances	1	3	1	5
Other liabilities	884	12,299	864	12,816
Total liabilities	$1,053	$12,295	$1,036	$12,807
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $22 million and $45 million at March 31, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with these embedded derivatives were $23 million and ($15) million for the three months ended March 31, 2021 and 2020, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $964 million and $1.4 billion at March 31, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with the embedded derivative were $419 million and $89 million for the three months ended March 31, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Management’s narrative analysis of the Company’s results of operations is presented pursuant to General Instruction H(2)(a) of Form 10-Q. This narrative analysis should be read in conjunction with Metropolitan Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
We continue to grant certain accommodations to our customers, borrowers and lessees, including (i) relaxing claim documentation requirements for disability claims, (ii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans, and (iii) certain operating lease concessions. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan and lease concessions. See also “— Results of Operations” for further information regarding the effect of the COVID-19 Pandemic on our businesses.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2020 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business — Regulatory Developments.”
NYDFS Guidance on Diversity and Corporate Governance
On March 16, 2021, the New York State Department of Financial Services (“NYDFS”) stated it expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS intends to start collecting data regarding the diversity of corporate boards and management in 2021, and it will include diversity-related questions in its examination process starting in 2022.

Securities, Broker-Dealer and Investment Adviser Regulation
In April 2021, the Appellate Division of the New York State Supreme Court overturned NYDFS Regulation 187 -- Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague. The NYDFS has 30 days to appeal.
Environmental Laws and Regulations
On March 25, 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, which states that insurers are expected to take a proportionate approach to managing climate risks that reflects their exposure to climate risks.
The U.S. Securities and Exchange Commission announced that it is continuing its focus on climate, and environmental, social and governance risks and opportunities, which includes a request for public input on climate disclosures.
London Interbank Offered Rate
The Financial Conduct Authority, the United Kingdom regulator of London Interbank Offered Rates (“LIBOR”), previously indicated that it intends to stop persuading or compelling panel banks to submit quotes used to determine LIBOR after 2021. On March 5, 2021, the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced that it will cease the publication of one week and two-month U.S. Dollar LIBOR and all non-USD (GBP, EUR, CHF and JPY) LIBOR settings at the end of December 2021, but will extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one, three, six and 12 month U.S. Dollar LIBOR) until the end of June 2023. U.S. bank regulators have advised banks to cease writing, subject to certain limited exceptions, new U.S. Dollar LIBOR contracts by the end of 2021.
We use LIBOR and other interbank offered rates as interest reference rates in many of our financial instruments. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us. We actively participate in the New York Federal Reserve Bank convened Alternative Reference Rate Committee (“ARRC”) and other industry association efforts on the transition to alternative reference rates. In April 2021, the State of New York enacted legislation to address the transition from LIBOR for certain New York law governed agreements, which is generally consistent with the ARRC’s recommendations to facilitate the transition. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.
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

The Company’s critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

Results of Operations
Consolidated Results

	Three Months Ended March 31,
	2021	2020
	(In millions)
Revenues
Premiums	$5,805	$5,248
Universal life and investment-type product policy fees	535	528
Net investment income	3,187	2,644
Other revenues	425	373
Net investment gains (losses)	160	(182)
Net derivative gains (losses)	(1,015)	3,555
Total revenues	9,097	12,166
Expenses
Policyholder benefits and claims and policyholder dividends	6,784	5,927
Interest credited to policyholder account balances	511	611
Capitalization of DAC	(19)	(10)
Amortization of DAC and VOBA	40	103
Interest expense on debt	24	25
Other expenses	1,141	1,173
Total expenses	8,481	7,829
Income (loss) before provision for income tax	616	4,337
Provision for income tax expense (benefit)	49	790
Net income (loss)	567	3,547
Less: Net income (loss) attributable to noncontrolling interests	3	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$564	$3,549
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
During the three months ended March 31, 2021, net income (loss) decreased $3.0 billion from the prior period, primarily driven by an unfavorable change in net derivative gains (losses), net of investment hedge adjustments, partially offset by a lower effective tax rate and higher adjusted earnings.
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
We continuously review and refine our strategy and ongoing refinement of the strategy may be required to take advantage of the National Association of Insurance Commissioners rules related to a statutory accounting election for derivatives that mitigate interest rate sensitivity related to variable annuity guarantees. As a part of our current hedge strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives, which are included in the non-VA program derivatives section of the table below, mitigate the potential loss of our overall statutory capital from significant adverse economic conditions.
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

	Three Months Ended March 31,
	2021	2020
	(In millions)
Non-VA program derivatives:
Interest rate	$(1,060)	$3,445
Foreign currency exchange rate	27	280
Credit	19	(178)
Equity	(443)	451
Non-VA embedded derivatives	432	141
Total non-VA program derivatives	(1,025)	4,139
VA program derivatives:
Embedded derivatives-direct and assumed guarantees:
Market risks	474	(1,063)
Nonperformance risk adjustment	(18)	111
Other risks	(2)	(262)
Total	454	(1,214)
Freestanding derivatives hedging direct and assumed embedded derivatives	(444)	630
Total VA program derivatives	10	(584)
Net derivative gains (losses)	$(1,015)	$3,555

The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $5.2 billion ($4.1 billion, net of income tax). This was primarily due to long-term rates increasing significantly in the current period versus decreasing significantly in the prior period. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps and receiver options that are part of our macro hedge program. Key equity indexes also increased in the current period versus decreased in the prior period. This unfavorably impacted the estimated fair value of equity options and total rate of return swaps that are part of our macro hedge program. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $594 million ($469 million, net of income tax). This was due to: (i) a favorable change of $463 million ($366 million, net of income tax) in market risks in embedded derivatives, partially offset by freestanding derivatives that hedge market risks in embedded derivatives, and (ii) a favorable change of $260 million ($205 million, net of income tax) in other risks in embedded derivatives (primarily policyholder behavior and other non-market risks that generally cannot be hedged), (iii) partially offset by an unfavorable change of $129 million ($102 million, net of income tax) in the nonperformance risk adjustment included in the valuation of the direct and assumed variable annuity embedded derivatives.
The aforementioned $463 million ($366 million, net of income tax) favorable change reflects a $1.5 billion ($1.2 billion, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $1.1 billion ($848 million, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives.
The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels increased in the current period versus decreased in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the S&P Global Ratings 500 Index increased 6% in the current period and decreased 20% in the prior period.
•Long-term interest rates increased significantly in the current period and decreased significantly in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate increased 80 basis points in the current period and decreased 121 basis points in the prior period.
The aforementioned $260 million ($205 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of other factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, and changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $129 million ($102 million, net of income tax) unfavorable change in the nonperformance risk adjustment included in the valuation of the direct and assumed variable annuity embedded derivatives resulted from an unfavorable change of $93 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees. Also included is an unfavorable change of $36 million, before income tax, related to changes in our own credit spread.
When equity index levels decrease in isolation, the direct and assumed variable annuity guarantees become more valuable to policyholders, which results in an increase in the undiscounted embedded derivative liability. Discounting this unfavorable change by the risk adjusted rate results in a smaller loss than by discounting at the risk-free rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives.
When the risk-free interest rate decreases in isolation, discounting the embedded derivative liability produces a higher valuation of the liability than if the risk-free interest rate had remained constant. Discounting this unfavorable change by the risk adjusted rate results in a smaller loss than by discounting at the risk-free interest rate, thus creating a gain from including an adjustment for nonperformance risk on the direct and assumed variable annuity embedded derivatives.
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

Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $342 million ($270 million, net of income tax) primarily reflects: (i) mark-to-market gains in the current period compared to mark-to-market losses in the prior period on equity securities, which are measured at estimated fair value through net income (loss), (ii) lower provisions for credit loss on fixed maturity securities in the current period, (iii) a release of a mortgage loan credit loss allowance in the current period, as well as (iv) current period gains on sales of real estate investments. These favorable changes were partially offset by lower foreign currency transaction gains in the current period.
Taxes. For the three months ended March 31, 2021, our effective tax rate on income (loss) before provision for income tax was 8%. Our effective tax rate for the three months ended March 31, 2021 differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the corporate tax deduction for stock compensation. For the three months ended March 31, 2020, our effective tax rate on income (loss) before provision for income tax was 18%. Our effective tax rate for the three months ended March 31, 2020 differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $477 million, net of income tax, to $1,391 million, net of income tax, for the three months ended March 31, 2021 from $914 million, net of income tax, for the three months ended March 31, 2020.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net income (loss)	$567	$3,547
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	160	(182)
Net derivative gains (losses)	(1,015)	3,555
Premiums	—	—
Universal life and investment-type product policy fees	20	22
Net investment income	(150)	(86)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(69)	31
Interest credited to policyholder account balances	1	4
Capitalization of DAC	—	—
Amortization of DAC and VOBA	7	(10)
Interest expense on debt	—	—
Other expenses	3	(1)
Provision for income tax (expense) benefit	219	(700)
Adjusted earnings	$1,391	$914

Premiums, fees and other revenues	$6,765	$6,149
Less: adjustments to premiums, fees and other revenues	20	22
Adjusted premiums, fees and other revenues	$6,745	$6,127

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2021 increased $618 million, or 10%, compared to the prior period, primarily attributable to our U.S. segment driven by growth in both our Group Benefits and Retirement and Income Solutions (“RIS”) businesses. The increase in our Group Benefits business was primarily driven by growth in both core and voluntary products. Growth in core products was driven by increases in the group life and group disability businesses. Growth from our group life business included increased premiums from our participating businesses, which can fluctuate with claims experience. Growth in voluntary products was due to the impact of new sales and growth in membership in our accident & health and legal plans businesses. The increase in premiums in RIS was mainly from the post-retirement benefits business. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. Growth in RIS’s stable value and capital market investments businesses drove an increase in policyholder account balances, resulting in higher fees and interest margins. In our MetLife Holdings segment, we anticipate an annual decline in adjusted premiums, fees and other revenues from expected business run-off.
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher investment yields, due to strong returns in our private equity portfolio, and lower interest credited expenses, partially offset by unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic.
Business Growth. Net investment income improved as a result of higher average invested assets, predominantly in our U.S. segment, due to positive net flows, primarily from capital market products including funding agreement issuances. Consistent with the growth in the U.S. segment’s average invested assets from net flows, interest credited expenses on deposit-type liabilities increased; however, this was more than offset by lower interest credited expenses on our long-duration liabilities. In our MetLife Holdings segment, negative net flows in our annuity business resulted in lower asset-based fee income, and premiums declined due to business run-off and the impact of dividend scale reductions. In our U.S. segment, higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by the 2021 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act. This net increase in expenses was more than offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $23 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily driven by the favorable impact of equity market returns on private equity funds, higher net returns on fair value option securities and higher net investment income on derivatives, partially offset by lower yields on fixed income securities. In our U.S. segment, interest rate fluctuations resulted in a decline in our average interest credited rates on our deposit-type liabilities, partially offset by an increase in such rates on our long-duration liabilities, which drove a net decrease in interest credited expenses. In our MetLife Holdings segment, higher equity market returns drove higher asset-based fee income, as well as lower DAC amortization, which increased adjusted earnings. The changes in market factors discussed above resulted in a $592 million increase in adjusted earnings.
Underwriting and Other Insurance Adjustments. Underwriting results decreased adjusted earnings by $174 million primarily due to unfavorable mortality in our U.S. segment, partially offset by favorable claims experience in our U.S. segment and in our long-term care business in our MetLife Holdings segment. Unfavorable mortality in the U.S. segment was primarily due to increases in both incidence and severity in both COVID-19 and core claims across our life businesses, slightly offset by favorable results in our accidental death & dismemberment business due to lower incidence as a result of the COVID-19 Pandemic. This unfavorable impact was partially offset by favorable mortality in our RIS business, including the impact of the COVID-19 Pandemic, driven by our pension risk transfer and structured settlement businesses. Favorable claims experience within our U.S. segment was primarily driven by: (i) favorable dental results, as a result of the COVID-19 Pandemic, which reduced utilization in the current period; and (ii) the impact of business growth and favorable claims experience in our accident & health business, partially offset by less favorable claims experience in our group disability business. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expense and resulted in a $34 million increase in adjusted earnings.
Expenses. Adjusted earnings increased $45 million compared to the prior period, primarily due to declines in certain corporate-related expenses, lower interest expenses on tax positions due to audit settlements in the current period and lower legal expenses.

Taxes. For the three months ended March 31, 2021, our effective tax rate on adjusted earnings was 16%. Our effective tax rate for the three months ended March 31, 2021 differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the corporate tax deduction for stock compensation. For the three months ended March 31, 2020, our effective tax rate on adjusted earnings was 9%. Our effective tax rate for the three months ended March 31, 2020 differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2020 Annual Report, as amended or supplemented in our subsequently filed Quarterly Reports on Form 10-Q under Item 1A. Risk Factors. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2020 Annual Report.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Amended and Restated Credit Agreement, dated as of February 26, 2021, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	March 2, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

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

Date: May 11, 2021