Form 10-Q
period 2021-06-30
METROPOLITAN LIFE INSURANCE CO
filed 2021-08-10
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 10, 2021, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
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
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “assume,” “become,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “if,” “intend,” “likely,” “may,” “permit,” “possible,” “potential,” “probable,” “project,” “prospect,” “remain,” “renew,” “risk,” “scheduled,” “should,” “ultimate,” “unlikely,” “vary,” “when,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, future sales efforts, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
June 30, 2021 and December 31, 2020 (Unaudited)
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $156,669 and $156,423, respectively; allowance for credit loss of $59 and $51, respectively)	$176,480	$181,340
Mortgage loans (net of allowance for credit loss of $495 and $517, respectively; includes $199 and $199, respectively, relating to variable interest entities and $140 and $165, respectively, under the fair value option)	62,799	66,405
Policy loans	5,885	5,973
Real estate and real estate joint ventures (includes $1,150 and $1,435, respectively, relating to variable interest entities, $191 and $169, respectively, under the fair value option and $78 and $128, respectively, of real estate held-for-sale)	7,668	7,478
Other limited partnership interests	7,408	5,775
Short-term investments, at estimated fair value	2,132	2,623
Other invested assets (includes $968 and $992, respectively, of leveraged and direct financing leases and $100 and $79, respectively, relating to variable interest entities)	17,468	17,723
Total investments	279,840	287,317
Cash and cash equivalents, principally at estimated fair value (includes $90 and $9, respectively, relating to variable interest entities)	13,911	11,337
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	1,827	1,904
Premiums, reinsurance and other receivables (includes $3 and $3, respectively, relating to variable interest entities)	21,587	21,478
Deferred policy acquisition costs and value of business acquired	2,692	2,649
Current income tax recoverable	219	—
Other assets (includes $2 and $1, respectively, relating to variable interest entities)	4,611	4,276
Separate account assets	127,878	128,646
Total assets	$452,565	$457,607
Liabilities and Equity
Liabilities
Future policy benefits	$131,394	$133,921
Policyholder account balances	97,214	96,635
Other policy-related balances	7,619	7,430
Policyholder dividends payable	400	397
Policyholder dividend obligation	2,115	2,969
Payables for collateral under securities loaned and other transactions	23,932	23,122
Short-term debt	100	120
Long-term debt (includes $0 and $5, respectively, relating to variable interest entities)	1,626	1,619
Current income tax payable	—	486
Deferred income tax liability	2,029	1,980
Other liabilities (includes $1 and $0, respectively, relating to variable interest entities)	24,598	25,424
Separate account liabilities	127,878	128,646
Total liabilities	418,905	422,749
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,462	12,460
Retained earnings	11,125	10,548
Accumulated other comprehensive income (loss) ("AOCI")	9,879	11,662
Total Metropolitan Life Insurance Company stockholder’s equity	33,471	34,675
Noncontrolling interests	189	183
Total equity	33,660	34,858
Total liabilities and equity	$452,565	$457,607
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Premiums	$6,451	$4,721	$12,256	$9,969
Universal life and investment-type product policy fees	514	479	1,049	1,007
Net investment income	3,034	2,005	6,221	4,649
Other revenues	432	403	857	776
Net investment gains (losses)	342	56	502	(126)
Net derivative gains (losses)	25	(793)	(990)	2,762
Total revenues	10,798	6,871	19,895	19,037
Expenses
Policyholder benefits and claims	7,129	5,423	13,708	11,102
Interest credited to policyholder account balances	512	571	1,023	1,182
Policyholder dividends	200	246	405	494
Other expenses	1,205	1,087	2,391	2,378
Total expenses	9,046	7,327	17,527	15,156
Income (loss) before provision for income tax	1,752	(456)	2,368	3,881
Provision for income tax expense (benefit)	308	(171)	357	619
Net income (loss)	1,444	(285)	2,011	3,262
Less: Net income (loss) attributable to noncontrolling interests	1	—	4	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$1,443	$(285)	$2,007	$3,264
Comprehensive income (loss)	$2,644	$2,650	$228	$7,463
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	—	4	(2)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$2,643	$2,650	$224	$7,465
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$5	$12,460	$10,548	$11,662	$34,675	$183	$34,858
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(1,030)		(1,030)		(1,030)
Net income (loss)			564		564	3	567
Other comprehensive income (loss), net of income tax				(2,983)	(2,983)		(2,983)
Balance at March 31, 2021	5	12,461	10,082	8,679	31,227	186	31,413
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(400)		(400)		(400)
Change in equity of noncontrolling interests					—	2	2
Net income (loss)			1,443		1,443	1	1,444
Other comprehensive income (loss), net of income tax				1,200	1,200		1,200
Balance at June 30, 2021	$5	$12,462	$11,125	$9,879	$33,471	$189	$33,660

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$5	$12,455	$9,943	$10,025	$32,428	$184	$32,612
Cumulative effects of changes in accounting principles, net of income tax			(113)		(113)		(113)
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(393)		(393)		(393)
Change in equity of noncontrolling interests					—	3	3
Net income (loss)			3,549		3,549	(2)	3,547
Other comprehensive income (loss), net of income tax				1,266	1,266		1,266
Balance at March 31, 2020	5	12,456	12,986	11,291	36,738	185	36,923
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(784)		(784)		(784)
Change in equity of noncontrolling interests					—	(1)	(1)
Net income (loss)			(285)		(285)		(285)
Other comprehensive income (loss), net of income tax				2,935	2,935		2,935
Balance at June 30, 2020	$5	$12,457	$11,917	$14,226	$38,605	$184	$38,789
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$968	$366
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	23,549	23,674
Equity securities	244	89
Mortgage loans	7,891	4,430
Real estate and real estate joint ventures	733	55
Other limited partnership interests	241	204
Purchases and originations of:
Fixed maturity securities available-for-sale	(23,399)	(28,143)
Equity securities	(18)	(34)
Mortgage loans	(4,269)	(5,643)
Real estate and real estate joint ventures	(393)	(532)
Other limited partnership interests	(1,001)	(495)
Cash received in connection with freestanding derivatives	1,214	4,094
Cash paid in connection with freestanding derivatives	(4,386)	(1,270)
Cash received from the redemption of an investment in affiliated preferred stock	315	—
Net change in policy loans	88	57
Net change in short-term investments	435	(1,504)
Net change in other invested assets	184	100
Net change in property, equipment and leasehold improvements	9	6
Other, net	5	15
Net cash provided by (used in) investing activities	1,442	(4,897)
Cash flows from financing activities
Policyholder account balances:
Deposits	41,600	41,986
Withdrawals	(40,944)	(38,035)
Net change in payables for collateral under securities loaned and other transactions	810	6,045
Long-term debt issued	—	78
Long-term debt repaid	(15)	(12)
Financing element on certain derivative instruments and other derivative related transactions, net	165	(167)
Dividends paid to MetLife, Inc.	(1,430)	(1,177)
Other, net	(23)	2
Net cash provided by (used in) financing activities	163	8,720
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	1	—
Change in cash and cash equivalents	2,574	4,189
Cash and cash equivalents, beginning of period	11,337	8,927
Cash and cash equivalents, end of period	$13,911	$13,116
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$48	$50
Income tax	$386	$122
Non-cash transactions:
Capital contributions from MetLife, Inc.	$2	$2
Real estate and real estate joint ventures acquired in satisfaction of debt	$171	$—
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$128	$34
Increase in other invested assets in connection with an affiliated reinsurance transaction	$822	$—
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$—	$750

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

Effective for contract modifications made between March 12, 2020 and December 31, 2022.
The new guidance reduces the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (“LIBOR”), affected by reference rate reform. The adoption of the new guidance provides relief from current GAAP and is not expected to have a material impact on the Company’s interim condensed consolidated financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2021 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2021 and 2020. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended June 30, 2021	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,760	$691	$—	$6,451	$—	$6,451
Universal life and investment-type product policy fees	274	221	—	495	19	514
Net investment income	1,804	1,400	(28)	3,176	(142)	3,034
Other revenues	222	66	144	432	—	432
Net investment gains (losses)	—	—	—	—	342	342
Net derivative gains (losses)	—	—	—	—	25	25
Total revenues	8,060	2,378	116	10,554	244	10,798
Expenses
Policyholder benefits and claims and policyholder dividends	5,917	1,319	—	7,236	93	7,329
Interest credited to policyholder account balances	346	167	—	513	(1)	512
Capitalization of DAC	(10)	—	—	(10)	—	(10)
Amortization of DAC and VOBA	6	38	—	44	(12)	32
Interest expense on debt	1	1	22	24	—	24
Other expenses	813	210	141	1,164	(5)	1,159
Total expenses	7,073	1,735	163	8,971	75	9,046
Provision for income tax expense (benefit)	205	130	(74)	261	47	308
Adjusted earnings	$782	$513	$27	1,322
Adjustments to:
Total revenues				244
Total expenses				(75)
Provision for income tax (expense) benefit				(47)
Net income (loss)				$1,444		$1,444

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$3,981	$740	$—	$4,721	$—	$4,721
Universal life and investment-type product policy fees	260	198	—	458	21	479
Net investment income	1,339	857	(55)	2,141	(136)	2,005
Other revenues	215	68	120	403	—	403
Net investment gains (losses)	—	—	—	—	56	56
Net derivative gains (losses)	—	—	—	—	(793)	(793)
Total revenues	5,795	1,863	65	7,723	(852)	6,871
Expenses
Policyholder benefits and claims and policyholder dividends	4,106	1,455	—	5,561	108	5,669
Interest credited to policyholder account balances	401	173	—	574	(3)	571
Capitalization of DAC	(18)	5	—	(13)	—	(13)
Amortization of DAC and VOBA	13	(6)	—	7	(23)	(16)
Interest expense on debt	2	1	23	26	—	26
Other expenses	742	208	137	1,087	3	1,090
Total expenses	5,246	1,836	160	7,242	85	7,327
Provision for income tax expense (benefit)	117	1	(92)	26	(197)	(171)
Adjusted earnings	$432	$26	$(3)	455
Adjustments to:
Total revenues				(852)
Total expenses				(85)
Provision for income tax (expense) benefit				197
Net income (loss)				$(285)		$(285)

Six Months Ended June 30, 2021	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,897	$1,359	$—	$12,256	$—	$12,256
Universal life and investment-type product policy fees	561	449	—	1,010	39	1,049
Net investment income	3,651	2,891	(29)	6,513	(292)	6,221
Other revenues	446	124	287	857	—	857
Net investment gains (losses)	—	—	—	—	502	502
Net derivative gains (losses)	—	—	—	—	(990)	(990)
Total revenues	15,555	4,823	258	20,636	(741)	19,895
Expenses
Policyholder benefits and claims and policyholder dividends	11,368	2,583	—	13,951	162	14,113
Interest credited to policyholder account balances	691	334	—	1,025	(2)	1,023
Capitalization of DAC	(29)	—	—	(29)	—	(29)
Amortization of DAC and VOBA	22	69	—	91	(19)	72
Interest expense on debt	3	2	43	48	—	48
Other expenses	1,609	431	268	2,308	(8)	2,300
Total expenses	13,664	3,419	311	17,394	133	17,527
Provision for income tax expense (benefit)	393	285	(149)	529	(172)	357
Adjusted earnings	$1,498	$1,119	$96	2,713
Adjustments to:
Total revenues				(741)
Total expenses				(133)
Provision for income tax (expense) benefit				172
Net income (loss)				$2,011		$2,011

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$8,491	$1,478	$—	$9,969	$—	$9,969
Universal life and investment-type product policy fees	522	442	—	964	43	1,007
Net investment income	2,973	2,023	(125)	4,871	(222)	4,649
Other revenues	429	94	253	776	—	776
Net investment gains (losses)	—	—	—	—	(126)	(126)
Net derivative gains (losses)	—	—	—	—	2,762	2,762
Total revenues	12,415	4,037	128	16,580	2,457	19,037
Expenses
Policyholder benefits and claims and policyholder dividends	8,667	2,852	—	11,519	77	11,596
Interest credited to policyholder account balances	843	346	—	1,189	(7)	1,182
Capitalization of DAC	(32)	9	—	(23)	—	(23)
Amortization of DAC and VOBA	27	73	—	100	(13)	87
Interest expense on debt	4	3	44	51	—	51
Other expenses	1,536	408	315	2,259	4	2,263
Total expenses	11,045	3,691	359	15,095	61	15,156
Provision for income tax expense (benefit)	292	63	(239)	116	503	619
Adjusted earnings	$1,078	$283	$8	1,369
Adjustments to:
Total revenues				2,457
Total expenses				(61)
Provision for income tax (expense) benefit				(503)
Net income (loss)				$3,262		$3,262
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2021	December 31, 2020
	(In millions)
U.S.	$260,801	$262,478
MetLife Holdings	163,479	164,956
Corporate & Other	28,285	30,173
Total	$452,565	$457,607
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	June 30, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$50,525		$21,100		$50,047		$21,229
Separate account value (1)	$41,273		$20,269		$40,583		$20,368
Net amount at risk	$1,108	(3)	$406	(4)	$1,178	(3)	$552	(4)
Average attained age of contractholders	69 years		68 years		68 years		67 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$138		N/A		$142
Net amount at risk	N/A		$72	(5)	N/A		$74	(5)
Average attained age of contractholders	N/A		55 years		N/A		55 years

	June 30, 2021		December 31, 2020
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$5,912	$842	$5,607	$861
Net amount at risk (6)	$38,150	$5,350	$39,134	$5,525
Average attained age of policyholders	58 years	65 years	58 years	65 years
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Balance, beginning of period	$13,523	$13,140
Less: Reinsurance recoverables	1,639	1,525
Net balance, beginning of period	11,884	11,615
Incurred related to:
Current period	9,917	9,103
Prior periods (1)	436	(69)
Total incurred	10,353	9,034
Paid related to:
Current period	(6,044)	(5,588)
Prior periods	(4,135)	(3,277)
Total paid	(10,179)	(8,865)
Net balance, end of period	12,058	11,784
Add: Reinsurance recoverables	2,078	1,704
Balance, end of period (included in future policy benefits and other policy-related balances)	$14,136	$13,488
__________________
(1)For the six months ended June 30, 2021, incurred claim activity and claim adjustment expenses associated with prior periods increased due to unfavorable claims experience reported in the current period. For the six months ended June 30, 2020, incurred claim activity and claim adjustment expenses associated with prior periods decreased due to favorable claims experience reported in the current period.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,373	$38,758
Other policy-related balances	271	321
Policyholder dividends payable	340	337
Policyholder dividend obligation	2,115	2,969
Deferred income tax liability	161	130
Other liabilities	276	172
Total closed block liabilities	41,536	42,687
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	26,320	27,186
Mortgage loans	6,447	6,807
Policy loans	4,272	4,355
Real estate and real estate joint ventures	551	559
Other invested assets	506	492
Total investments	38,096	39,399
Cash and cash equivalents	199	—
Accrued investment income	386	402
Premiums, reinsurance and other receivables	52	50
Current income tax recoverable	46	28
Total assets designated to the closed block	38,779	39,879
Excess of closed block liabilities over assets designated to the closed block	2,757	2,808
AOCI:
Unrealized investment gains (losses), net of income tax	2,911	3,524
Unrealized gains (losses) on derivatives, net of income tax	47	23
Allocated to policyholder dividend obligation, net of income tax	(1,671)	(2,346)
Total amounts included in AOCI	1,287	1,201
Maximum future earnings to be recognized from closed block assets and liabilities	$4,044	$4,009
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
	(In millions)
Balance, beginning of period	$2,969	$2,020
Change in unrealized investment and derivative gains (losses)	(854)	949
Balance, end of period	$2,115	$2,969

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Revenues
Premiums	$325	$371	$645	$738
Net investment income	382	371	775	778
Net investment gains (losses)	(11)	10	(5)	(9)
Net derivative gains (losses)	6	(3)	7	23
Total revenues	702	749	1,422	1,530
Expenses
Policyholder benefits and claims	520	589	1,066	1,139
Policyholder dividends	173	217	351	436
Other expenses	24	25	49	52
Total expenses	717	831	1,466	1,627
Revenues, net of expenses before provision for income tax expense (benefit)	(15)	(82)	(44)	(97)
Provision for income tax expense (benefit)	(3)	(17)	(9)	(20)
Revenues, net of expenses and provision for income tax expense (benefit)	$(12)	$(65)	$(35)	$(77)
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

	June 30, 2021					December 31, 2020
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$50,805	$(39)	$8,023	$137	$58,652	$50,989	$(43)	$9,618	$155	$60,409
Foreign corporate	27,508	(14)	3,423	246	30,671	28,093	(8)	4,478	284	32,279
U.S. government and agency	27,224	—	4,460	104	31,580	24,620	—	6,178	27	30,771
RMBS	21,861	—	1,452	85	23,228	22,552	—	1,706	32	24,226
ABS	11,750	—	160	17	11,893	12,456	—	169	50	12,575
Municipals	6,862	—	1,894	4	8,752	6,888	—	2,096	1	8,983
CMBS	6,402	(6)	337	25	6,708	6,503	—	381	55	6,829
Foreign government	4,257	—	790	51	4,996	4,322	—	978	32	5,268
Total fixed maturity securities AFS	$156,669	$(59)	$20,539	$669	$176,480	$156,423	$(51)	$25,604	$636	$181,340

Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”), and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$6,251	$26,239	$27,280	$56,833	$40,007	$156,610
Estimated fair value	$6,272	$27,461	$30,775	$70,143	$41,829	$176,480
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

	June 30, 2021				December 31, 2020
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$2,548	$71	$807	$61	$2,351	$112	$230	$36
Foreign corporate	2,338	147	623	99	2,431	225	34	59
U.S. government and agency	5,963	104	—	—	1,686	27	—	—
RMBS	3,967	69	405	16	1,119	20	128	12
ABS	2,153	5	860	12	2,561	18	2,233	32
Municipals	175	4	3	—	51	1	—	—
CMBS	476	8	418	17	1,110	41	306	14
Foreign government	281	15	121	35	110	6	115	27
Total fixed maturity securities AFS	$17,901	$423	$3,237	$240	$11,419	$450	$3,046	$180
Investment grade	$16,396	$377	$2,233	$153	$9,012	$297	$2,841	$158
Below investment grade	1,505	46	1,004	87	2,407	153	205	22
Total fixed maturity securities AFS	$17,901	$423	$3,237	$240	$11,419	$450	$3,046	$180
Total number of securities in an unrealized loss position	1,209		431		984		385

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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $33 million for the six months ended June 30, 2021 to $663 million primarily due to increases in interest rates, partially offset by narrowing credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $240 million at June 30, 2021, or 36% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $240 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $153 million, or 64%, were related to 313 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $240 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $87 million, or 36%, were related to 118 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Current Period Evaluation
At June 30, 2021, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2021.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2021		December 31, 2020
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$36,828	58.7%	$38,528	58.0%
Agricultural	15,827	25.2	16,426	24.7
Residential	10,499	16.7	11,803	17.8
Total amortized cost	63,154	100.6	66,757	100.5
Allowance for credit loss	(495)	(0.8)	(517)	(0.8)
Subtotal mortgage loans, net	62,659	99.8	66,240	99.7
Residential — FVO	140	0.2	165	0.3
Total mortgage loans, net	$62,799	100.0%	$66,405	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. See Note 7 for further information.
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $817 million and $924 million at June 30, 2021 and December 31, 2020, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at June 30, 2021 and December 31, 2020 was $152 million and $164 million; $137 million and $158 million; and $91 million and $101 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $461 million and $838 million for the three months and six months ended June 30, 2021, respectively, and $134 million and $1.2 billion for the three months and six months ended June 30, 2020, respectively. See “— Related Party Investment Transactions” for information regarding transfers from affiliates.
Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2021				2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$199	$97	$221	$517	$186	$49	$54	$289
Provision (release)	17	(7)	(20)	(10)	36	5	59	100
Adoption of credit loss guidance	—	—	—	—	(87)	32	154	99
Initial credit losses on PCD loans (1)	—	—	2	2	—	—	16	16
Charge-offs, net of recoveries	—	(13)	(1)	(14)	—	(2)	(5)	(7)
Balance, end of period	$216	$77	$202	$495	$135	$84	$278	$497
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
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $21 million at June 30, 2021.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12 months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $4 million at June 30, 2021.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $31 million at June 30, 2021.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,120	$3,255	$2,185	$3,614	$2,681	$10,350	$1,980	$25,185	68.4%
65% to 75%	515	922	2,873	1,665	1,067	2,176	—	9,218	25.0
76% to 80%	47	—	193	64	388	451	—	1,143	3.1
Greater than 80%	5	—	—	49	249	979	—	1,282	3.5
Total	$1,687	$4,177	$5,251	$5,392	$4,385	$13,956	$1,980	$36,828	100.0%
DSCR:
> 1.20x	$1,612	$3,662	$4,978	$5,367	$3,883	$12,620	$1,980	$34,102	92.6%
1.00x - 1.20x	26	259	—	25	133	709	—	1,152	3.1
<1.00x	49	256	273	—	369	627	—	1,574	4.3
Total	$1,687	$4,177	$5,251	$5,392	$4,385	$13,956	$1,980	$36,828	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$498	$2,311	$1,781	$2,536	$937	$5,345	$846	$14,254	90.1%
65% to 75%	152	343	137	42	37	578	97	1,386	8.7
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	134	—	—	42	—	176	1.1
Total	$650	$2,654	$2,052	$2,578	$974	$5,976	$943	$15,827	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1	$239	$1,170	$698	$270	$7,677	$—	$10,055	95.8%
Nonperforming (1)	—	1	50	13	2	378	—	444	4.2
Total	$1	$240	$1,220	$711	$272	$8,055	$—	$10,499	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $82 million and $102 million at June 30, 2021 and December 31, 2020, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. At June 30, 2021, the amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $548 million, or 1% of total commercial and agricultural mortgage loans.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2021 and December 31, 2020. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In millions)
Commercial	$—	$—	$—	$—	$154	$293
Agricultural	227	251	3	20	259	261
Residential	444	516	2	54	443	503
Total	$671	$767	$5	$74	$856	$1,057
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2020 was $167 million, $137 million and $377 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $0 and $156 million at June 30, 2021 and December 31, 2020, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $192 million and $173 million at June 30, 2021 and December 31, 2020, respectively. There were no nonaccrual residential mortgage loans without an ACL at either June 30, 2021 or December 31, 2020.

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	June 30, 2021	December 31, 2020	Three Months Ended June 30,		Six Months Ended June 30,
			2021	2020	2021	2020
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,990	$1,965	$53	$47	$107	$93
Other real estate investments	440	418	46	15	80	49
Real estate joint ventures	5,238	5,095	31	(27)	37	(20)
Total real estate and real estate joint ventures	$7,668	$7,478	$130	$35	$224	$122
The carrying value of real estate investments acquired through foreclosure was $183 million and $18 million at June 30, 2021 and December 31, 2020, respectively. Depreciation expense on real estate investments was $22 million and $43 million for the three months and six months ended June 30, 2021, respectively, and $19 million and $35 million for the three months and six months ended June 30, 2020, respectively. Real estate investments were net of accumulated depreciation of $618 million and $789 million at June 30, 2021 and December 31, 2020, respectively.

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
Leveraged and Direct Financing Leases
The Company has diversified leveraged lease and direct financing lease portfolios. Its leveraged leases principally include renewable energy generation facilities, rail cars, commercial real estate and commercial aircraft, and its direct financing leases principally include renewable energy generation facilities. These assets are leased through a variety of lease arrangements, which may include options to renew or extend the lease and options for the lessee to purchase the property. Residual values are estimated using available third-party data at inception of the lease. Risk is managed through lessee credit analysis, asset allocation, geographic diversification, and ongoing reviews of estimated residual values, using available third-party data and, in certain leases, linking the amount of future rental receipts to changes in inflation rates. Generally, estimated residual values are not guaranteed by the lessee or a third-party.
Lease receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 11 years, but in certain circumstances can be over 11 years, while the payment periods for direct financing leases generally range from one to 16 years.
The Company records an allowance for expected lifetime credit loss in an amount that represents the portion of the investment in leases that the Company does not expect to collect, resulting in the investment in leases being presented at the net amount expected to be collected. In determining the ACL, management: (i) pools leases that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of the lease, and (iii) considers past events and current and forecasted economic conditions. Leases with dissimilar risk characteristics are evaluated individually for credit loss. Expected lifetime credit loss on leveraged and direct financing lease receivables is estimated using a probability of default and loss given default model, where the probability of default incorporates third-party credit ratings of the lessee and the related historical default data. The Company also assesses the non-guaranteed residual values for recoverability by comparison to the current estimated fair value of the leased asset and considers other relevant market information such as independent third-party forecasts, consulting, asset brokerage and investment banking reports and data, comparable market transactions, and factors such as the competitive dynamics impacting specific industries, technological change and obsolescence, government and regulatory rules, tax policy, potential environmental liabilities and litigation.
The investment in leveraged and direct financing leases, net of ACL, was $796 million and $172 million, respectively, at June 30, 2021 and $816 million and $176 million respectively, at December 31, 2020. The ACL for leveraged and direct financing leases was $35 million and $38 million at June 30, 2021 and December 31, 2020, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $9.4 billion and $6.8 billion at June 30, 2021 and December 31, 2020, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on policyholder liabilities, DAC, VOBA, and deferred sales inducements (“DSI”) that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$19,862	$24,954
Derivatives	1,789	2,259
Other	221	235
Subtotal	21,872	27,448
Amounts allocated from:
Policyholder liabilities	(7,402)	(10,572)
DAC, VOBA and DSI	(1,416)	(1,511)
Subtotal	(8,818)	(12,083)
Deferred income tax benefit (expense)	(2,697)	(3,190)
Net unrealized investment gains (losses)	$10,357	$12,175
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2021
(In millions)
Balance, beginning of period	$12,175
Unrealized investment gains (losses) during the period	(5,576)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	3,170
DAC, VOBA and DSI	95
Deferred income tax benefit (expense)	493
Balance, end of period	$10,357
Change in net unrealized investment gains (losses)	$(1,818)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2021 and December 31, 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending and repurchase agreements is as follows:

	June 30, 2021			December 31, 2020
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2), (3)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$14,388	$14,659	$14,737	$13,289	$13,566	$13,739
Repurchase agreements	$3,551	$3,460	$3,497	$3,276	$3,210	$3,251
__________________
(1)Securities on loan in connection with these programs are included within fixed maturity securities AFS and short-term investments.
(2)In connection with securities lending and repurchase agreements, in addition to cash collateral received, the Company received from counterparties non-cash security collateral of $27 million and $1 million at June 30, 2021 and December 31, 2020, respectively, which is not reflected on the interim condensed consolidated financial statements.
(3)The liability for cash collateral for these programs is included within payables for collateral under securities loaned and other transactions and other liabilities.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending and repurchase agreements is as follows:

	June 30, 2021				December 31, 2020
	Remaining Maturities				Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$3,071	$6,485	$5,103	$14,659	$1,705	$8,768	$3,093	$13,566

Repurchase agreements:
U.S. government and agency	$—	$3,460	$—	$3,460	$—	$3,210	$—	$3,210
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

	June 30, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$120	$123
Invested assets pledged as collateral (1)	21,682	22,405
Total invested assets on deposit and pledged as collateral	$21,802	$22,528
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt (see Notes 3 and 11 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 6).
See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 4 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, which is considered restricted until redeemed by the issuer, was $740 million and $765 million, at redemption value, at June 30, 2021 and December 31, 2020, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2021		December 31, 2020
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,150	$—	$1,435	$—
Investment fund (primarily mortgage loans) (2)	210	—	201	—
Other investments (3)	103	1	4	5
Renewable energy partnership (4)	82	—	87	—
Total	$1,545	$1	$1,727	$5
__________________
(1)    The Company’s investment in affiliated real estate joint ventures was $1.0 billion and $1.3 billion at June 30, 2021 and December 31, 2020, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $126 million and $130 million at June 30, 2021 and December 31, 2020, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
(2)The Company’s investment in this affiliated investment fund was $172 million and $164 million at June 30, 2021 and December 31, 2020, respectively. An affiliate had an investment in this affiliated investment fund of $38 million and $37 million at June 30, 2021 and December 31, 2020, respectively.
(3)Assets of other investments primarily consisted of cash and cash equivalents, other invested assets and other assets at June 30, 2021, and cash and cash equivalents at December 31, 2020.
(4)Assets of the renewable energy partnership primarily consisted of other invested assets.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2021		December 31, 2020
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$42,521	$42,521	$43,708	$43,708
Other limited partnership interests	6,754	9,935	5,247	8,589
Other invested assets	1,544	1,698	1,436	1,517
Real estate joint ventures	19	22	18	21
Total	$50,838	$54,176	$50,409	$53,835
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third-parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third-parties of $3 million at both June 30, 2021 and December 31, 2020. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2021 or 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2021	2020	2021	2020
	(In millions)
Fixed maturity securities AFS	$1,534	$1,636	$3,054	$3,294
Equity securities	7	5	12	14
Mortgage loans	695	705	1,372	1,423
Policy loans	75	76	149	153
Real estate and real estate joint ventures	130	35	224	122
Other limited partnership interests	689	(391)	1,577	(176)
Cash, cash equivalents and short-term investments	2	18	5	61
FVO securities (1)	35	36	61	2
Operating joint venture	16	26	33	47
Other	10	21	45	96
Subtotal investment income	3,193	2,167	6,532	5,036
Less: Investment expenses	159	162	311	387
Net investment income	$3,034	$2,005	$6,221	$4,649
__________________
(1)Changes in estimated fair value subsequent to purchase of equity-linked notes included within FVO securities, still held at the end of the respective periods and included in net investment income were $33 million and $39 million for the three months and six months ended June 30, 2021, respectively, and $36 million and $2 million for the three months and six months ended June 30, 2020, respectively.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
Net investment income from equity method investments, comprised of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and an operating joint venture, totaled $679 million and $1.5 billion for the three months and six months ended June 30, 2021, respectively, and ($482) million and ($284) million for the three months and six months ended June 30, 2020, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2021	2020	2021	2020
	(In millions)
Fixed maturity securities AFS	$(6)	$(4)	$(29)	$(85)
Equity securities (1)	26	39	45	(97)
Mortgage loans	(45)	(92)	16	(137)
Real estate and real estate joint ventures	368	2	416	3
Other limited partnership interests	(9)	—	(14)	—
Other (2)	19	151	48	181
Subtotal	353	96	482	(135)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	6	(13)	14	(12)
Non-investment portfolio gains (losses)	(17)	(27)	6	21
Subtotal	(11)	(40)	20	9
Total net investment gains (losses)	$342	$56	$502	$(126)
__________________
(1)    Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the periods included in net investment gains (losses) were $19 million and $32 million for the three months and six months ended June 30, 2021, respectively, and $31 million and ($92) million for the three months and six months ended June 30, 2020, respectively.
(2)    Other gains (losses) included de-designated cash flow hedge gains of $19 million and $48 million for the three months and six months ended June 30, 2021, respectively, and $43 million and $55 million for the three months and six months ended June 30, 2020, respectively.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($14) million and $19 million for the three months and six months ended June 30, 2021, respectively, and ($15) million and $33 million for the three months and six months ended June 30, 2020, respectively.
Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Proceeds	$4,757	$5,533	$11,844	$10,997
Gross investment gains	$34	$185	$108	$246
Gross investment (losses)	(34)	(178)	(116)	(243)
Net credit loss (provision) release	(6)	(11)	(21)	(88)
Net investment gains (losses)	$(6)	$(4)	$(29)	$(85)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans, other limited partnership interests and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$53	$—	$303	$—
Amortized cost of invested assets transferred to affiliates	$51	$—	$300	$—
Net investment gains (losses) recognized on transfers	$2	$—	$3	$—
Estimated fair value of invested assets transferred from affiliates	$165	$—	$644	$—
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		June 30, 2021	December 31, 2020	Three Months Ended June 30,		Six Months Ended June 30,
				2021	2020	2021	2020
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,526	$1,643	$8	$9	$16	$18
Affiliated investments (2)	American Life Insurance Company	100	100	—	1	1	2
Affiliated investments (3)	Metropolitan Property and Casualty Insurance Company	—	315	—	2	1	4
Other invested assets		$1,626	$2,058	$8	$12	$18	$24
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from July 2021 to October 2029 and bear interest, payable semi-annually, at rates per annum ranging from 1.60% to 3.14%. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for further information. In July 2021, ¥38.4 billion (the equivalent of $351 million) of 2.97% affiliated senior unsecured notes matured and were refinanced with the following senior unsecured notes: (i) ¥7.8 billion 1.61% due July 2026, (ii) ¥11.5 billion 1.76% due July 2028 and (iii) ¥19.1 billion 1.85% due July 2031.
(2)Represents an affiliated surplus note which matures in June 2025 and bears interest, payable semi-annually, at a rate per annum of 1.88%.
(3)The affiliated preferred stock was redeemed at par plus accrued dividends in April 2021.
The Company incurred investment advisory charges from an affiliate of $73 million and $144 million, for the three months and six months ended June 30, 2021, respectively, and $68 million and $137 million, for the three months and six months ended June 30,2020, respectively.
See “— Variable Interest Entities — Consolidated VIEs” for information on investments in affiliated real estate joint ventures and an affiliated investment fund.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for derivatives and Note 7 for information about the fair value hierarchy for derivatives.
Derivative Strategies
Types of Derivative Instruments and Derivative Strategies
The Company is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. The Company uses a variety of strategies to manage these risks, including the use of derivatives. Commonly used derivative instruments include, but are not limited to:
•Interest rate derivatives: swaps, total return swaps, caps, floors, futures, swaptions, forwards and synthetic guaranteed interest contracts (“GICs”);
•Foreign currency exchange rate derivatives: swaps and forwards;
•Credit derivatives: purchased or written single name or index credit default swaps, and forwards; and
•Equity derivatives: index options, variance swaps, exchange-traded futures and total return swaps.
For detailed information on these contracts and the related strategies, see Note 8 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,571	$2,165	$3	$3,175	$3,224	$4
Foreign currency swaps	Foreign currency exchange rate	868	3	58	1,049	5	76
Subtotal		4,439	2,168	61	4,224	3,229	80
Cash flow hedges:
Interest rate swaps	Interest rate	4,129	5	—	4,400	14	—
Interest rate forwards	Interest rate	4,103	69	18	5,081	489	—
Foreign currency swaps	Foreign currency exchange rate	29,946	1,109	1,100	28,017	1,102	1,353
Subtotal		38,178	1,183	1,118	37,498	1,605	1,353
Total qualifying hedges		42,617	3,351	1,179	41,722	4,834	1,433
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	23,720	3,457	4	30,512	3,041	7
Interest rate floors	Interest rate	12,201	241	—	12,701	350	—
Interest rate caps	Interest rate	75,364	60	—	40,104	13	—
Interest rate futures	Interest rate	775	—	1	406	—	—
Interest rate options	Interest rate	11,316	404	11	15,337	174	—
Interest rate forwards	Interest rate	265	—	33	265	—	9
Interest rate total return swaps	Interest rate	1,048	15	22	1,048	—	59
Synthetic GICs	Interest rate	11,405	—	—	11,739	—	—
Foreign currency swaps	Foreign currency exchange rate	4,750	255	170	5,596	292	238
Foreign currency forwards	Foreign currency exchange rate	1,411	25	1	1,236	9	18
Credit default swaps — purchased	Credit	918	11	5	886	8	9
Credit default swaps — written	Credit	6,674	122	6	6,961	126	—
Equity futures	Equity market	1,614	—	2	2,591	—	16
Equity index options	Equity market	27,724	594	172	19,601	459	189
Equity variance swaps	Equity market	425	12	10	425	11	9
Equity total return swaps	Equity market	1,835	1	54	2,542	1	274
Total non-designated or nonqualifying derivatives		181,445	5,197	491	151,950	4,484	828
Total		$224,062	$8,548	$1,670	$193,672	$9,318	$2,261
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$—	$237	$—	N/A
Hedged items	1	—	—	(242)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(2)	—	—	—	—	N/A
Hedged items	2	—	—	—	—	N/A
Subtotal	1	—	—	(5)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$508
Amount of gains (losses) reclassified from AOCI into income	14	19	—	—	—	(33)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	351
Amount of gains (losses) reclassified from AOCI into income	1	108	—	—	—	(109)
Foreign currency transaction gains (losses) on hedged items	—	(106)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	15	21	—	—	—	717
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	358	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	24	—	—	N/A
Credit derivatives — purchased (1)	—	—	(8)	—	—	N/A
Credit derivatives — written (1)	—	—	22	—	—	N/A
Equity derivatives (1)	(1)	—	(270)	(92)	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(9)	—	—	N/A
Subtotal	(1)	—	117	(92)	—	N/A
Earned income on derivatives	32	—	160	51	(38)	—
Embedded derivatives (2)	N/A	N/A	(252)	—	N/A	N/A
Total	$47	$21	$25	$(46)	$(38)	$717

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Three Months Ended June 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	$—	$(31)	$—	N/A
Hedged items	4	—	—	17	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(5)	—	—	—	—	N/A
Hedged items	4	—	—	—	—	N/A
Subtotal	2	—	—	(14)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(110)
Amount of gains (losses) reclassified from AOCI into income	9	42	—	—	—	(51)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(305)
Amount of gains (losses) reclassified from AOCI into income	—	266	—	—	—	(266)
Foreign currency transaction gains (losses) on hedged items	—	(223)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	9	85	—	—	—	(732)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(2)	—	(57)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(85)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(19)	—	—	N/A
Credit derivatives — written (1)	—	—	121	—	—	N/A
Equity derivatives (1)	—	—	(783)	(78)	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(28)	—	—	N/A
Subtotal	(2)	—	(851)	(78)	—	N/A
Earned income on derivatives	74	—	144	43	(38)	—
Embedded derivatives (2)	N/A	N/A	(86)	—	N/A	N/A
Total	$83	$85	$(793)	$(49)	$(38)	$(732)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Six Months Ended June 30, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$3	$—	$—	$(365)	$—	N/A
Hedged items	(2)	—	—	331	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	11	—	—	—	—	N/A
Hedged items	(10)	—	—	—	—	N/A
Subtotal	2	—	—	(34)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(703)
Amount of gains (losses) reclassified from AOCI into income	27	48	—	—	—	(75)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	302
Amount of gains (losses) reclassified from AOCI into income	2	(8)	—	—	—	6
Foreign currency transaction gains (losses) on hedged items	—	4	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	29	44	—	—	—	(470)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	—	(1,187)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	43	—	—	N/A
Credit derivatives — purchased (1)	—	—	4	—	—	N/A
Credit derivatives — written (1)	—	—	21	—	—	N/A
Equity derivatives (1)	(2)	—	(827)	(182)	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(12)	—	—	N/A
Subtotal	—	—	(1,958)	(182)	—	N/A
Earned income on derivatives	78	—	334	102	(77)	—
Embedded derivatives (2)	N/A	N/A	634	—	N/A	N/A
Total	$109	$44	$(990)	$(114)	$(77)	$(470)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Six Months Ended June 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(11)	$—	$—	$743	$—	N/A
Hedged items	8	—	—	(752)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	64	—	—	—	—	N/A
Hedged items	(58)	—	—	—	—	N/A
Subtotal	3	—	—	(9)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$1,892
Amount of gains (losses) reclassified from AOCI into income	15	48	—	—	—	(63)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	984
Amount of gains (losses) reclassified from AOCI into income	—	(185)	—	—	—	185
Foreign currency transaction gains (losses) on hedged items	—	234	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	15	97	—	—	—	2,998
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(6)	—	3,337	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	289	—	—	N/A
Credit derivatives — purchased (1)	—	—	26	—	—	N/A
Credit derivatives — written (1)	—	—	(113)	—	—	N/A
Equity derivatives (1)	—	—	298	53	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(140)	—	—	N/A
Subtotal	(6)	—	3,697	53	—	N/A
Earned income on derivatives	156	—	224	81	(82)	—
Embedded derivatives (2)	N/A	N/A	(1,159)	—	N/A	N/A
Total	$168	$97	$2,762	$125	$(82)	$2,998
__________________
(1)Excludes earned income on derivatives.
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $3 million and ($15) million for the three months and six months ended June 30, 2021, respectively, and ($46) million and $65 million for the three months and six months ended June 30, 2020, respectively.
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$408	$461	$(1)	$(1)
Mortgage loans	$766	$925	$(1)	$20
Future policy benefits	$(4,715)	$(5,512)	$(969)	$(1,307)
__________________
(1)Includes ($181) million and ($1) million of hedging adjustments on discontinued hedging relationships at June 30, 2021 and December 31, 2020, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $6 million for both the three months and six months ended June 30, 2021 and $31 million and $32 million for the three months and six months ended June 30, 2020, respectively.
At both June 30, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.
At June 30, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $1.8 billion and $2.3 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2021, the Company expected to reclassify ($7) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the interim condensed consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6.7 billion and $7.0 billion at June 30, 2021 and December 31, 2020, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2021 and December 31, 2020, the Company would have received $116 million and $126 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$20	1.7	$—	$54	0.6
Credit default swaps referencing indices	24	1,779	2.0	27	1,779	2.5
Subtotal	24	1,799	2.0	27	1,833	2.4
Baa
Single name credit default swaps (3)	1	105	2.4	2	174	2.1
Credit default swaps referencing indices	96	4,735	5.2	97	4,954	5.3
Subtotal	97	4,840	5.2	99	5,128	5.2
Ba
Credit default swaps referencing indices	(1)	20	4.5	—	—	—
Subtotal	(1)	20	4.5	—	—	—
Caa3
Credit default swaps referencing indices	(4)	15	4.5	—	—	—
Subtotal	(4)	15	4.5	—	—	—
Total	$116	$6,674	4.3	$126	$6,961	4.5
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
Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearinghouses (“OTC-cleared”), while others are bilateral contracts between two counterparties (“OTC-bilateral”).

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company enters into contracts with counterparties in jurisdictions which it understands that close-out netting should be enforceable. The Company’s OTC-bilateral derivative transactions are governed by the International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of Dodd-Frank) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2021		December 31, 2020
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,518	$1,653	$9,244	$2,192
OTC-cleared (1)	114	4	139	6
Exchange-traded	—	3	—	16
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	8,632	1,660	9,383	2,214
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,615)	(1,615)	(1,996)	(1,996)
OTC-cleared	—	—	(5)	(5)
Cash collateral: (3), (4)
OTC-bilateral	(5,679)	—	(6,073)	—
OTC-cleared	(97)	—	(98)	—
Securities collateral: (5)
OTC-bilateral	(1,151)	(38)	(1,115)	(188)
OTC-cleared	—	(4)	—	(1)
Exchange-traded	—	(3)	—	(16)
Net amount after application of master netting agreements and collateral	$90	$—	$96	$8
__________________
(1)At June 30, 2021 and December 31, 2020, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $84 million and $65 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($10) million and ($47) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2021 and December 31, 2020, the Company received excess cash collateral of $37 million and $175 million, respectively, and provided no excess cash collateral.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2021, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2021 and December 31, 2020, the Company received excess securities collateral with an estimated fair value of $29 million and $150 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2021 and December 31, 2020, the Company provided excess securities collateral with an estimated fair value of $32 million and $185 million, respectively, for its OTC-bilateral derivatives, $746 million and $1.4 billion, respectively, for its OTC-cleared derivatives, and $96 million and $188 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	Derivatives Subject to Financial Strength-Contingent Provisions
	June 30, 2021	December 31, 2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$39	$196
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$53	$239
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2021	December 31, 2020
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$159	$488
Assumed guaranteed minimum benefits	Policyholder account balances	4	5
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	1,186	1,428
Fixed annuities with equity indexed returns	Policyholder account balances	162	139
Other guarantees	Policyholder account balances	—	1
Embedded derivatives within liability host contracts		$1,511	$2,061

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2021
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$52,282	$6,370	$58,652
Foreign corporate	—	22,936	7,735	30,671
U.S. government and agency	16,084	15,496	—	31,580
RMBS	111	19,942	3,175	23,228
ABS	—	10,542	1,351	11,893
Municipals	—	8,752	—	8,752
CMBS	—	6,403	305	6,708
Foreign government	—	4,985	11	4,996
Total fixed maturity securities AFS	16,195	141,338	18,947	176,480
Short-term investments	1,838	217	77	2,132
Residential mortgage loans — FVO	—	—	140	140
Other investments	407	200	724	1,331
Derivative assets: (1)
Interest rate	—	6,343	73	6,416
Foreign currency exchange rate	—	1,392	—	1,392
Credit	—	110	23	133
Equity market	—	607	—	607
Total derivative assets	—	8,452	96	8,548
Separate account assets (2)	29,952	96,816	1,110	127,878
Total assets (3)	$48,392	$247,023	$21,094	$316,509
Liabilities
Derivative liabilities: (1)
Interest rate	$1	$40	$51	$92
Foreign currency exchange rate	—	1,329	—	1,329
Credit	—	5	6	11
Equity market	2	236	—	238
Total derivative liabilities	3	1,610	57	1,670
Embedded derivatives within liability host contracts (4)	—	—	1,511	1,511
Separate account liabilities (2)	5	10	5	20
Total liabilities	$8	$1,620	$1,573	$3,201

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At both June 30, 2021 and December 31, 2020, the estimated fair value of such investments was $70 million.
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
The estimated fair value of short-term investments and other investments is determined on a basis consistent with the methodologies described herein.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Instrument	Level 2 Observable Inputs		Level 3 Unobservable Inputs
Short-term investments and Other investments
	•	Certain short-term investments and certain other investments are of a similar nature and class to the fixed maturity securities AFS described above; while certain other investments are similar to equity securities. The valuation approaches and observable inputs used in their valuation are also similar to those described above. Other investments contain equity securities valued using quoted prices in markets that are not considered active.	•	Certain short-term investments and certain other investments are of a similar nature and class to the fixed maturity securities AFS described above; while certain other investments are similar to equity securities. The valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments contain equity securities that use key unobservable inputs such as credit ratings; issuance structures, in addition to those described above for fixed maturities AFS. Other investments include certain real estate joint ventures and use the valuation approach and key inputs as described for other limited partnership interests below.
Residential mortgage loans — FVO
	•	N/A	Valuation Approaches: Principally the market approach.

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
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curves	•	swap yield curves	•	swap yield curves	•	swap yield curves
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)

Level 3	•	swap yield curves (2)	•	swap yield curves (2)	•	swap yield curves (2)	•	dividend yield curves (2)
	•	basis curves (2)	•	basis curves (2)	•	credit curves (2)	•	equity volatility (1), (2)
	•	repurchase rates	•	cross currency basis curves (2)	•	credit spreads	•	correlation between model inputs (1)
	•	interest rate volatility (1), (2)	•	currency correlation	•	repurchase rates
					•	independent non-binding broker quotations
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

					June 30, 2021				December 31, 2020				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	1	-	172	113	—	-	186	118	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	123	100	—	-	116	99	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	147	99	—	-	159	98	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	91	-	110	100	1	-	107	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	148	-	228	199	92	-	184	149	Increase (7)
			•	Repurchase rates (8)	—	-	—	—	(12)	-	1	(6)	Decrease (7)
			•	Volatility (9)	0%	-	1%	0%	—	-	—	—	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	—	-	—	—	(31)	-	(13)	(20)	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (10)	96	-	128	103	96	-	99	98	Decrease (7)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	—	-	—	—	21%	-	28%	28%	Increase (7)
			•	Correlation (13)	10%	-	10%	10%	10%	-	30%	10%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.12%	0.06%	0.01%	-	0.12%	0.06%	Decrease (14)
				Ages 41 - 60	0.05%	-	0.65%	0.30%	0.05%	-	0.65%	0.30%	Decrease (14)
				Ages 61 - 115	0.31%	-	100%	1.90%	0.31%	-	100%	1.90%	Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.86%	0.25%	-	100%	6.86%	Decrease (15)
				Durations 11 - 20	4.70%	-	100%	5.18%	4.70%	-	100%	5.18%	Decrease (15)
				Durations 21 - 116	2%	-	100%	5.18%	2%	-	100%	5.18%	Decrease (15)
			•	Utilization rates	0%	-	22%	0.17%	0%	-	22%	0.17%	Increase (16)
			•	Withdrawal rates	0.25%	-	10%	3.98%	0.25%	-	10%	3.98%	(17)
			•	Long-term equity volatilities	16.66%	-	22.21%	18.70%	16.66%	-	22.21%	18.70%	Increase (18)
			•	Nonperformance risk spread	0.04%	-	0.38%	0.40%	0.04%	-	0.39%	0.40%	Decrease (19)
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
(9)Ranges represent the underlying interest rate volatility quoted in percentage points. Since this valuation methodology uses an equivalent of LIBOR for secured overnight financing rate volatility, presenting a range is more representative of the unobservable input used in the valuation.
(10)Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.
(11)At both June 30, 2021 and December 31, 2020, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
(12)Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.
(13)Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.
(14)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(15)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(16)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(17)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
(18)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(19)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended June 30, 2021
Balance, beginning of period	$14,248	$4,490	$—	$7	$37
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(6)	14	—	—	—
Total realized/unrealized gains (losses) included in AOCI	220	16	—	—	—
Purchases (3)	344	588	—	8	24
Sales (3)	(235)	(308)	—	(3)	(34)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	38	307	—	—	50
Transfers out of Level 3 (4)	(504)	(276)	—	(1)	—
Balance, end of period	$14,105	$4,831	$—	$11	$77
Three Months Ended June 30, 2020
Balance, beginning of period	$12,978	$3,240	$—	$33	$354
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(23)	9	—	—	(1)
Total realized/unrealized gains (losses) included in AOCI	789	191	—	—	1
Purchases (3)	688	1,192	—	9	—
Sales (3)	(396)	(166)	—	(1)	(4)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	116	122	—	—	—
Transfers out of Level 3 (4)	(1,174)	(42)	—	(26)	(350)
Balance, end of period	$12,978	$4,546	$—	$15	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (5)	$(7)	$14	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (5)	$(15)	$12	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (5)	$221	$15	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$780	$187	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2021
Balance, beginning of period	$149	$673	$(277)	$(1,216)	$992
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	42	35	(252)	9
Total realized/unrealized gains (losses) included in AOCI	—	—	206	—	—
Purchases (3)	—	27	3	—	118
Sales (3)	(2)	(13)	—	—	(27)
Issuances (3)	—	—	(5)	—	1
Settlements (3)	(6)	—	12	(43)	3
Transfers into Level 3 (4)	—	—	—	—	9
Transfers out of Level 3 (4)	—	(5)	65	—	—
Balance, end of period	$140	$724	$39	$(1,511)	$1,105
Three Months Ended June 30, 2020
Balance, beginning of period	$180	$655	$1,192	$(2,442)	$927
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	46	(29)	(86)	10
Total realized/unrealized gains (losses) included in AOCI	—	—	(74)	—	—
Purchases (3)	—	16	—	—	57
Sales (3)	(2)	(2)	—	—	(93)
Issuances (3)	—	—	—	—	(2)
Settlements (3)	(4)	—	(151)	(43)	1
Transfers into Level 3 (4)	—	—	—	—	13
Transfers out of Level 3 (4)	—	(19)	—	—	(1)
Balance, end of period	$175	$696	$938	$(2,571)	$912
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (5)	$(2)	$38	$16	$(249)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (5)	$—	$46	$(16)	$(89)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (5)	$—	$—	$200	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$—	$—	$(70)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$14,873	$4,465	$—	$5	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(8)	23	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(425)	(3)	—	(1)	—
Purchases (3)	648	932	—	8	75
Sales (3)	(404)	(637)	—	(1)	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	82	269	—	—	1
Transfers out of Level 3 (4)	(661)	(218)	—	—	—
Balance, end of period	$14,105	$4,831	$—	$11	$77
Six Months Ended June 30, 2020
Balance, beginning of period	$9,382	$3,395	$7	$10	$17
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(71)	19	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(233)	(98)	—	(1)	—
Purchases (3)	1,658	1,431	—	9	—
Sales (3)	(515)	(326)	—	(1)	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	3,128	144	—	—	—
Transfers out of Level 3 (4)	(371)	(19)	(7)	(2)	(17)
Balance, end of period	$12,978	$4,546	$—	$15	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (5)	$(9)	$21	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (5)	$(39)	$22	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (5)	$(423)	$(2)	$—	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$(257)	$(97)	$—	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$165	$565	$452	$(2,061)	$939
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(3)	76	(120)	634	(1)
Total realized/unrealized gains (losses) included in AOCI	—	—	(409)	—	—
Purchases (3)	—	27	3	—	187
Sales (3)	(11)	(14)	—	—	(32)
Issuances (3)	—	—	(6)	—	—
Settlements (3)	(11)	—	117	(84)	5
Transfers into Level 3 (4)	—	74	1	—	10
Transfers out of Level 3 (4)	—	(4)	1	—	(3)
Balance, end of period	$140	$724	$39	$(1,511)	$1,105
Six Months Ended June 30, 2020
Balance, beginning of period	$188	$799	$(72)	$(1,325)	$915
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	3	(2)	240	(1,159)	1
Total realized/unrealized gains (losses) included in AOCI	—	—	1,021	—	—
Purchases (3)	—	31	—	—	94
Sales (3)	(7)	(35)	—	—	(101)
Issuances (3)	—	—	—	—	(3)
Settlements (3)	(9)	—	(251)	(87)	1
Transfers into Level 3 (4)	—	—	—	—	10
Transfers out of Level 3 (4)	—	(97)	—	—	(5)
Balance, end of period	$175	$696	$938	$(2,571)	$912
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (5)	$(7)	$72	$(34)	$636	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (5)	$—	$1	$84	$(1,160)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2021 (5)	$—	$—	$(274)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2020 (5)	$—	$—	$923	$—	$—
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

	June 30, 2021	December 31, 2020
	(In millions)
Unpaid principal balance	$141	$172
Difference between estimated fair value and unpaid principal balance	(1)	(7)
Carrying value at estimated fair value	$140	$165
Loans in nonaccrual status	$35	$45
Loans more than 90 days past due	$18	$27
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(6)	$(13)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$321	$320	$(35)	$(9)	$(30)	$(9)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$62,659	$—	$—	$66,300	$66,300
Policy loans	$5,885	$—	$—	$6,879	$6,879
Other invested assets	$2,377	$—	$2,417	$2	$2,419
Premiums, reinsurance and other receivables	$13,193	$—	$492	$13,098	$13,590
Liabilities
Policyholder account balances	$79,488	$—	$—	$82,970	$82,970
Long-term debt	$1,626	$—	$2,021	$—	$2,021
Other liabilities	$12,841	$—	$504	$12,573	$13,077
Separate account liabilities	$57,878	$—	$57,878	$—	$57,878

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$66,240	$—	$—	$70,391	$70,391
Policy loans	$5,973	$—	$—	$7,148	$7,148
Other invested assets	$2,849	$—	$2,586	$167	$2,753
Premiums, reinsurance and other receivables	$13,173	$—	$363	$13,274	$13,637
Liabilities
Policyholder account balances	$78,059	$—	$—	$82,982	$82,982
Long-term debt	$1,615	$—	$2,018	$—	$2,018
Other liabilities	$12,595	$—	$134	$12,778	$12,912
Separate account liabilities	$59,103	$—	$59,103	$—	$59,103
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis and excludes mortgage loans measured at estimated fair value on a recurring basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,305	$854	$(29)	$(451)	$8,679
Other comprehensive income (loss) (“OCI”) before reclassifications	759	859	(6)	(2)	1,610
Deferred income tax benefit (expense)	(153)	(181)	2	—	(332)
AOCI before reclassifications, net of income tax	8,911	1,532	(33)	(453)	9,957
Amounts reclassified from AOCI	35	(142)	—	10	(97)
Deferred income tax benefit (expense)	(8)	29	—	(2)	19
Amounts reclassified from AOCI, net of income tax	27	(113)	—	8	(78)
Balance, end of period	$8,938	$1,419	$(33)	$(445)	$9,879

	Three Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$7,177	$4,567	$(86)	$(367)	$11,291
OCI before reclassifications	4,447	(415)	(25)	4	4,011
Deferred income tax benefit (expense)	(956)	87	7	(1)	(863)
AOCI before reclassifications, net of income tax	10,668	4,239	(104)	(364)	14,439
Amounts reclassified from AOCI	41	(317)	—	6	(270)
Deferred income tax benefit (expense)	(8)	66	—	(1)	57
Amounts reclassified from AOCI, net of income tax	33	(251)	—	5	(213)
Balance, end of period	$10,701	$3,988	$(104)	$(359)	$14,226

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Six Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,384	$1,791	$(53)	$(460)	$11,662
OCI before reclassifications	(1,900)	(401)	24	(2)	(2,279)
Deferred income tax benefit (expense)	408	84	(4)	—	488
AOCI before reclassifications, net of income tax	8,892	1,474	(33)	(462)	9,871
Amounts reclassified from AOCI	59	(69)	—	21	11
Deferred income tax benefit (expense)	(13)	14	—	(4)	(3)
Amounts reclassified from AOCI, net of income tax	46	(55)	—	17	8
Balance, end of period	$8,938	$1,419	$(33)	$(445)	$9,879

	Six Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,876	$1,620	$(97)	$(374)	$10,025
OCI before reclassifications	2,228	2,876	(9)	4	5,099
Deferred income tax benefit (expense)	(462)	(604)	2	(1)	(1,065)
AOCI before reclassifications, net of income tax	10,642	3,892	(104)	(371)	14,059
Amounts reclassified from AOCI	74	122	—	15	211
Deferred income tax benefit (expense)	(15)	(26)	—	(3)	(44)
Amounts reclassified from AOCI, net of income tax	59	96	—	12	167
Balance, end of period	$10,701	$3,988	$(104)	$(359)	$14,226
__________________
(1)See Note 5 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(19)	$(32)	$(34)	$(58)	Net investment gains (losses)
Net unrealized investment gains (losses)	(4)	(2)	(7)	(8)	Net investment income
Net unrealized investment gains (losses)	(12)	(7)	(18)	(8)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(35)	(41)	(59)	(74)
Income tax (expense) benefit	8	8	13	15
Net unrealized investment gains (losses), net of income tax	(27)	(33)	(46)	(59)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	14	9	27	15	Net investment income
Interest rate derivatives	19	42	48	48	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	—	2	—	Net investment income
Foreign currency exchange rate derivatives	108	266	(8)	(185)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	142	317	69	(122)
Income tax (expense) benefit	(29)	(66)	(14)	26
Gains (losses) on cash flow hedges, net of income tax	113	251	55	(96)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(11)	(6)	(23)	(16)
Amortization of prior service (costs) credit	1	—	2	1
Amortization of defined benefit plan items, before income tax	(10)	(6)	(21)	(15)
Income tax (expense) benefit	2	1	4	3
Amortization of defined benefit plan items, net of income tax	(8)	(5)	(17)	(12)
Total reclassifications, net of income tax	$78	$213	$(8)	$(167)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Prepaid legal plans	$99	$94	$199	$189
Recordkeeping and administrative services (1)	53	45	105	94
Administrative services-only contracts	54	54	112	110
Other revenue from service contracts from customers	11	9	20	18
Total revenues from service contracts from customers	217	202	436	411
Other (2)	215	201	421	365
Total other revenues	$432	$403	$857	$776
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 12.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
General and administrative expenses (1)	$547	$537	$1,094	$1,132
Pension, postretirement and postemployment benefit costs	25	8	58	17
Premium taxes, other taxes, and licenses & fees	93	95	166	192
Commissions and other variable expenses	494	450	982	922
Capitalization of DAC	(10)	(13)	(29)	(23)
Amortization of DAC and VOBA	32	(16)	72	87
Interest expense on debt	24	26	48	51
Total other expenses	$1,205	$1,087	$2,391	$2,378
__________________
(1)Includes ($44) million and ($57) million for the three months and six months ended June 30, 2021, respectively, and ($53) million and ($25) million for the three months and six months ended June 30, 2020, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 12 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Income Tax
For the three months and six months ended June 30, 2021, the effective tax rate on income (loss) before provision for income tax was 18% and 15%, respectively. The Company’s effective tax rate for the three months ended June 30, 2021 differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income and tax credits. The Company’s effective tax rate for the six months ended June 30, 2021 differed from the U.S. statutory rate primarily due to tax benefits related to non-taxable investment income, tax credits and the corporate tax deduction for stock compensation.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2021. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2021, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $175 million.
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
As reported in the 2020 Annual Report, Metropolitan Life Insurance Company received approximately 2,496 asbestos-related claims in 2020. For the six months ended June 30, 2021 and 2020, Metropolitan Life Insurance Company received approximately 1,304 and 1,121 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2020. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through June 30, 2021.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.2 billion and $2.4 billion at June 30, 2021 and December 31, 2020, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.1 billion and $4.3 billion at June 30, 2021 and December 31, 2020, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $315 million, with a cumulative maximum of $431 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million and $3 million at June 30, 2021 and December 31, 2020, respectively, for indemnities, guarantees and commitments.
12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $593 million and $1.2 billion for the three months and six months ended June 30, 2021, respectively, and $575 million and $1.2 billion for the three months and six months ended June 30, 2020, respectively. Total revenues received from affiliates related to these agreements were $9 million and $21 million for the three months and six months ended June 30, 2021, respectively, and $9 million and $19 million for the three months and six months ended June 30, 2020, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $112 million and $198 million at June 30, 2021 and December 31, 2020, respectively.
See Note 5 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, and Metropolitan Tower Life Insurance Company (“MTL”), all of which are related parties.
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Premiums
Reinsurance assumed	$840	$2	$842	$4
Reinsurance ceded	(29)	(29)	(60)	(58)
Net premiums	$811	$(27)	$782	$(54)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	(3)	(3)	(1)	(2)
Net universal life and investment-type product policy fees	$(3)	$(3)	$(1)	$(2)
Other revenues
Reinsurance assumed	$5	$—	$2	$(9)
Reinsurance ceded	142	119	283	251
Net other revenues	$147	$119	$285	$242
Policyholder benefits and claims
Reinsurance assumed	$831	$—	$832	$1
Reinsurance ceded	(37)	(34)	(72)	(69)
Net policyholder benefits and claims	$794	$(34)	$760	$(68)
Interest credited to policyholder account balances
Reinsurance assumed	$7	$7	$14	$14
Reinsurance ceded	(3)	(3)	(6)	(6)
Net interest credited to policyholder account balances	$4	$4	$8	$8
Other expenses
Reinsurance assumed	$19	$—	$19	$—
Reinsurance ceded	132	119	234	254
Net other expenses	$151	$119	$253	$254

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2021		December 31, 2020
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$17	$12,409	$1	$12,453
Deferred policy acquisition costs and value of business acquired	—	(142)	—	(145)
Total assets	$17	$12,267	$1	$12,308
Liabilities
Future policy benefits	$863	$(11)	$48	$(14)
Policyholder account balances	118	—	123	—
Other policy-related balances	14	3	1	5
Other liabilities	890	12,450	864	12,816
Total liabilities	$1,885	$12,442	$1,036	$12,807
Effective April 1, 2021, the Company, through its wholly owned subsidiary Missouri Reinsurance Inc., entered into an agreement to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from MTL. The significant effects to the Company were primarily increases in other invested assets of $830 million and future policy benefits of $816 million at June 30, 2021, as well as premiums of $838 million and policyholder benefits and claims of $829 million for both the three months and six months ended June 30, 2021.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $32 million and $45 million at June 30, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with these embedded derivatives were ($10) million and $13 million for the three months and six months ended June 30, 2021, respectively, and ($12) million and ($27) million for the three months and six months ended June 30, 2020, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $1.2 billion and $1.4 billion at June 30, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with the embedded derivative were ($190) million and $229 million for the three months and six months ended June 30, 2021, respectively, and ($379) million and ($290) million for the three months and six months ended June 30, 2020, respectively.

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
COVID-19 Pandemic and Current Market Conditions
We continue to closely monitor developments relating to the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”) and assess its impact on our business. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and central banks around the world are responding to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which have had significant effects and may have ongoing effects on financial markets and the global economy. We have implemented risk management and business continuity plans and taken preventive measures and other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to maintain our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
We continue to grant certain accommodations to our customers and borrowers, including (i) relaxing claim documentation requirements for disability claims and (ii) payment deferrals and other loan modifications on certain commercial, agricultural and residential mortgage loans. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding COVID-19 Pandemic-related mortgage loan concessions. See also “— Results of Operations” for further information regarding the effect of the COVID-19 Pandemic on our businesses.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2020 Annual Report, as amended or supplemented here.
NYDFS Guidance on Diversity and Corporate Governance
On March 16, 2021, the New York State Department of Financial Services (“NYDFS”) stated it expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS is collecting data from insurers that meet certain New York premium thresholds, including Metropolitan Life Insurance Company, regarding the diversity of their corporate boards and management. We provided such data to the NYDFS by the July 30, 2021 deadline. The NYDFS will include diversity-related questions in its examination process starting in 2022.

Securities, Broker-Dealer and Investment Adviser Regulation
In April 2021, the Appellate Division of the New York State Supreme Court overturned NYDFS Regulation 187-Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague. The NYDFS has appealed the decision.
Environmental Laws and Regulations
On March 25, 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, which states that insurers are expected to take a proportionate approach to managing climate risks that reflects their exposure to climate risks. The NYDFS intends to formally adopt the guidance, as modified by the comment process, in the third quarter of 2021, and it has integrated questions on this topic as part of its supervisory activities.
On July 14, 2021, the NYDFS published notice of the adoption of amendments to regulations governing enterprise risk management, effective August 13, 2021. Among other provisions, the amendments require that certain additional risks, including climate change risk, be specifically included in an insurance group's enterprise risk management function.
The U.S. Securities and Exchange Commission (the “SEC”) is continuing its focus on climate, and environmental, social and governance (“ESG”) risks and opportunities, and has published its rulemaking list which contains several ESG-related rulemakings that the SEC is considering.
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

Results of Operations
Consolidated Results

	Six Months Ended June 30,
	2021	2020
	(In millions)
Revenues
Premiums	$12,256	$9,969
Universal life and investment-type product policy fees	1,049	1,007
Net investment income	6,221	4,649
Other revenues	857	776
Net investment gains (losses)	502	(126)
Net derivative gains (losses)	(990)	2,762
Total revenues	19,895	19,037
Expenses
Policyholder benefits and claims and policyholder dividends	14,113	11,596
Interest credited to policyholder account balances	1,023	1,182
Capitalization of DAC	(29)	(23)
Amortization of DAC and VOBA	72	87
Interest expense on debt	48	51
Other expenses	2,300	2,263
Total expenses	17,527	15,156
Income (loss) before provision for income tax	2,368	3,881
Provision for income tax expense (benefit)	357	619
Net income (loss)	2,011	3,262
Less: Net income (loss) attributable to noncontrolling interests	4	(2)
Net income (loss) attributable to Metropolitan Life Insurance Company	$2,007	$3,264
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
During the six months ended June 30, 2021, net income (loss) decreased $1.3 billion from the prior period, primarily driven by an unfavorable change in net derivative gains (losses), net of investment hedge adjustments, partially offset by favorable changes in adjusted earnings and net investment gains (losses).
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
Certain direct or assumed variable annuity products with guaranteed minimum benefits contain embedded derivatives that are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value recorded in net derivative gains (losses). We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees. The valuation of these embedded derivatives includes a nonperformance risk adjustment, which is unhedged, and can be a significant driver of net derivative gains (losses) and volatility in earnings, but does not have an economic impact on us.
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

	Six Months Ended June 30,
	2021	2020
	(In millions)
Non-VA program derivatives:
Interest rate	$(702)	$3,503
Foreign currency exchange rate	51	180
Credit	38	(63)
Equity	(601)	(21)
Non-VA embedded derivatives	221	(295)
Total non-VA program derivatives	(993)	3,304
VA program derivatives:
Embedded derivatives-direct and assumed guarantees:
Market risks	488	(669)
Nonperformance risk adjustment	(15)	65
Other risks	(60)	(260)
Total	413	(864)
Freestanding derivatives hedging direct and assumed embedded derivatives	(410)	322
Total VA program derivatives	3	(542)
Net derivative gains (losses)	$(990)	$2,762
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $4.3 billion ($3.4 billion, net of income tax). This was primarily due to long-term rates increasing in the current period versus decreasing significantly in the prior period. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps and options that are part of our macro hedge program. Key equity indexes also increased in the current period versus decreased in the prior period. This unfavorably impacted the estimated fair value of equity options and total rate of return swaps that are part of our macro hedge program. These unfavorable impacts were partially offset by a change in the value of the underlying assets, which favorably impacted non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $545 million ($431 million, net of income tax). This was due to: (i) a favorable change of $425 million ($336 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives that hedge market risks in embedded derivatives, and (ii) a favorable change of $200 million ($158 million, net of income tax) in other risks in embedded derivatives (primarily policyholder behavior and other non-market risks that generally cannot be hedged), partially offset by an unfavorable change of $80 million ($63 million, net of income tax) in the nonperformance risk adjustment included in the valuation of the direct and assumed variable annuity embedded derivatives.
The aforementioned $425 million ($336 million, net of income tax) favorable change reflects a $1.2 billion ($914 million, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $732 million ($578 million, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives.

The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Long-term interest rates increased in the current period and decreased significantly in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate increased 37 basis points in the current period and decreased 117 basis points in the prior period.
•Key equity index levels increased in the current period versus decreased in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the S&P Global Ratings 500 Index increased 14% in the current period and decreased 4% in the prior period.
The aforementioned $200 million ($158 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of other factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, and changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $80 million ($63 million, net of income tax) unfavorable change in the nonperformance risk adjustment included in the valuation of the direct and assumed variable annuity embedded derivatives resulted from an unfavorable change of $71 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees. Also included is an unfavorable change of $9 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $628 million ($496 million, net of income tax) primarily reflects: (i) current period gains on sales of real estate investments, (ii) a current period release compared to a prior period provision for mortgage loan credit loss, and (iii) mark-to-market gains in the current period compared to mark-to-market losses in the prior period on equity securities, which are measured at estimated fair value through net income (loss). These favorable changes were partially offset by a prior period recovery on a leveraged lease that was previously impaired and lower foreign currency transaction gains in the current period.
Taxes. For the six months ended June 30, 2021, our effective tax rate on income (loss) before provision for income tax was 15%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the corporate tax deduction for stock compensation. For the six months ended June 30, 2020, our effective tax rate on income (loss) before provision for income tax was 16%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $1.3 billion, net of income tax, to $2.7 billion, net of income tax, for the six months ended June 30, 2021 from $1.4 billion, net of income tax, for the six months ended June 30, 2020.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Six Months Ended June 30,
	2021	2020
	(In millions)
Net income (loss)	$2,011	$3,262
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	502	(126)
Net derivative gains (losses)	(990)	2,762
Premiums	—	—
Universal life and investment-type product policy fees	39	43
Net investment income	(292)	(222)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(162)	(77)
Interest credited to policyholder account balances	2	7
Capitalization of DAC	—	—
Amortization of DAC and VOBA	19	13
Interest expense on debt	—	—
Other expenses	8	(4)
Provision for income tax (expense) benefit	172	(503)
Adjusted earnings	$2,713	$1,369

Premiums, fees and other revenues	$14,162	$11,752
Less: adjustments to premiums, fees and other revenues	39	43
Adjusted premiums, fees and other revenues	$14,123	$11,709

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the six months ended June 30, 2021 increased $2.4 billion, or 21%, compared to the prior period, primarily attributable to our U.S. segment driven by growth in both our Group Benefits and Retirement and Income Solutions (“RIS”) businesses. The increase in our Group Benefits business was primarily due to higher dental premiums driven by the impact of an unearned premium reserve established in the prior period to recognize the limited availability of services that could be provided due to the COVID-19 Pandemic restrictions, coupled with the impact of premium credits we offered to our customers in the prior period due to such restrictions. In addition, growth in other core products was driven by increases in the group life and group disability businesses. Growth from our group life business included increased premiums from our participating contracts, which can fluctuate with claims experience. Growth in voluntary products was due to the impact of new sales and growth in membership in our accident & health and legal plans businesses. The increase in premiums in RIS was mainly from our pension risk transfer and post-retirement benefits businesses. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. In our MetLife Holdings segment, we anticipate an annual decline in adjusted premiums, fees and other revenues from expected business run-off.
Growth in RIS’s stable value and capital market investments businesses drove increases in policyholder account and separate account balances, resulting in higher fees and interest margins.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher investment yields, due to strong returns in our private equity portfolio, and lower interest credited expenses, partially offset by unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic.
Business Growth. Average invested assets and net investment income were essentially flat as higher average invested assets in our U.S. segment from positive flows, primarily from funding agreement issuances, were offset by the impact of dividend payments to MetLife, Inc. Consistent with the growth in the U.S. segment’s average invested assets from net flows, interest credited expenses on deposit-type liabilities increased; however, this was more than offset by lower interest credited expenses on our long-duration liabilities. In our MetLife Holdings segment, negative net flows in our annuity business resulted in lower asset-based fee income, and premiums declined due to business run-off and the impact of dividend scale reductions. In our U.S. segment, higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by the 2021 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act. This net increase in expenses was more than offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $13 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily driven by the favorable impact of equity market returns on our private equity funds, partially offset by lower yields on fixed income securities. In our U.S. segment, interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. In our MetLife Holdings segment, higher equity market returns drove higher asset-based fee income, which increased adjusted earnings. The changes in market factors discussed above resulted in a $1.5 billion increase in adjusted earnings.

Underwriting and Other Insurance Adjustments. Underwriting results decreased adjusted earnings by $225 million primarily due to unfavorable mortality and claims experience in our U.S. segment, partially offset by favorable claims experience in our long-term care business and favorable mortality in our life businesses, both in our MetLife Holdings segment. Unfavorable mortality in the U.S. segment was primarily driven by our Group Benefits business, partially offset by favorable mortality in our RIS business. Our Group Benefits business experienced (i) increases in both incidence and severity in both COVID-19 and core claims across our life businesses, and (ii) unfavorable results in our accidental death & dismemberment business due to lower incidence in the prior period as a result of the COVID-19 Pandemic. The mortality experience in our RIS business was due to the impact of the COVID-19 Pandemic on our pension risk transfer business, as well as favorable mortality in our specialized benefit resource business, partially offset by unfavorable mortality in the institutional income annuity business. In addition, unfavorable claims experience within our U.S. segment was primarily driven by: (i) our group disability business, and (ii) unfavorable dental results, as a result of the COVID-19 Pandemic, which limited availability of services and reduced utilization in the prior period, partially offset by (i) favorable claims experience in our individual disability and accident & health businesses, and (ii) the impact of business growth in our accident & health business. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expense and resulted in a $70 million increase in adjusted earnings.
Expenses. Adjusted earnings increased $57 million compared to the prior period, primarily due to declines in certain corporate-related expenses and lower interest expenses on tax positions due to audit settlements in the current period.
Taxes. For the six months ended June 30, 2021, our effective tax rate on adjusted earnings was 16%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the corporate tax deduction for stock compensation. For the six months ended June 30, 2020, our effective tax rate on adjusted earnings was 8%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits from non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2020 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2020 Annual Report.

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

Date: August 10, 2021