Form 10-Q
period 2021-09-30
METROPOLITAN LIFE INSURANCE CO
filed 2021-11-09
CIK 937834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 9, 2021, 494,466,664 shares of the registrant’s common stock were outstanding, all of which were owned directly by MetLife, Inc.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2021 and December 31, 2020 and for the Three Months and Nine Months Ended September 30, 2021 and 2020)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	11
	Note 3 — Insurance	15
	Note 4 — Closed Block	17
	Note 5 — Investments	20
	Note 6 — Derivatives	36
	Note 7 — Fair Value	48
	Note 8 — Equity	65
	Note 9 — Other Revenues and Other Expenses	68
	Note 10 — Income Tax	69
	Note 11 — Contingencies, Commitments and Guarantees	69
	Note 12 — Related Party Transactions	73
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	76
Item 4.	Controls and Procedures	89

Part II — Other Information
Item 1.	Legal Proceedings	90
Item 1A.	Risk Factors	90
Item 6.	Exhibits	91

Signatures		92

As used in this Form 10-Q, “MLIC,” the “Company,” “we,” “our” and “us” refer to Metropolitan Life Insurance Company, a New York corporation incorporated in 1868, and its subsidiaries. Metropolitan Life Insurance Company is a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”).
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, future sales efforts, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
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

Part I — Financial Information
Item 1. Financial Statements
Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Balance Sheets
September 30, 2021 and December 31, 2020 (Unaudited)
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $158,762 and $156,423, respectively; allowance for credit loss of $35 and $51, respectively)	$177,223	$181,340
Mortgage loans (net of allowance for credit loss of $490 and $517, respectively; includes $202 and $199, respectively, relating to variable interest entities and $134 and $165, respectively, under the fair value option)	62,288	66,405
Policy loans	5,855	5,973
Real estate and real estate joint ventures (includes $1,127 and $1,435, respectively, relating to variable interest entities, $225 and $169, respectively, under the fair value option and $0 and $128, respectively, of real estate held-for-sale)	7,877	7,478
Other limited partnership interests	8,232	5,775
Short-term investments, at estimated fair value	4,385	2,623
Other invested assets (includes $970 and $992, respectively, of leveraged and direct financing leases and $175 and $79, respectively, relating to variable interest entities)	17,655	17,723
Total investments	283,515	287,317
Cash and cash equivalents, principally at estimated fair value (includes $23 and $9, respectively, relating to variable interest entities)	9,706	11,337
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	1,980	1,904
Premiums, reinsurance and other receivables (includes $2 and $3, respectively, relating to variable interest entities)	21,078	21,478
Deferred policy acquisition costs and value of business acquired	2,665	2,649
Current income tax recoverable	145	—
Other assets (includes $1 and $1, respectively, relating to variable interest entities)	4,556	4,276
Separate account assets	124,490	128,646
Total assets	$448,135	$457,607
Liabilities and Equity
Liabilities
Future policy benefits	$130,215	$133,921
Policyholder account balances	95,693	96,635
Other policy-related balances	8,081	7,430
Policyholder dividends payable	361	397
Policyholder dividend obligation	1,952	2,969
Payables for collateral under securities loaned and other transactions	24,411	23,122
Short-term debt	100	120
Long-term debt (includes $0 and $5, respectively, relating to variable interest entities)	1,628	1,619
Current income tax payable	—	486
Deferred income tax liability	2,172	1,980
Other liabilities	24,796	25,424
Separate account liabilities	124,490	128,646
Total liabilities	413,899	422,749
Contingencies, Commitments and Guarantees (Note 11)
Equity
Metropolitan Life Insurance Company stockholder’s equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 494,466,664 shares issued and outstanding	5	5
Additional paid-in capital	12,463	12,460
Retained earnings	11,283	10,548
Accumulated other comprehensive income (loss) ("AOCI")	10,297	11,662
Total Metropolitan Life Insurance Company stockholder’s equity	34,048	34,675
Noncontrolling interests	188	183
Total equity	34,236	34,858
Total liabilities and equity	$448,135	$457,607
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Premiums	$5,715	$5,290	$17,971	$15,259
Universal life and investment-type product policy fees	506	494	1,555	1,501
Net investment income	3,331	2,774	9,552	7,423
Other revenues	368	411	1,225	1,187
Net investment gains (losses)	190	30	692	(96)
Net derivative gains (losses)	84	(549)	(906)	2,213
Total revenues	10,194	8,450	30,089	27,487
Expenses
Policyholder benefits and claims	6,628	5,979	20,336	17,081
Interest credited to policyholder account balances	512	538	1,535	1,720
Policyholder dividends	154	161	559	655
Other expenses	1,825	1,360	4,216	3,738
Total expenses	9,119	8,038	26,646	23,194
Income (loss) before provision for income tax	1,075	412	3,443	4,293
Provision for income tax expense (benefit)	153	7	510	626
Net income (loss)	922	405	2,933	3,667
Less: Net income (loss) attributable to noncontrolling interests	1	1	5	(1)
Net income (loss) attributable to Metropolitan Life Insurance Company	$921	$404	$2,928	$3,668
Comprehensive income (loss)	$1,340	$(2,334)	$1,568	$5,129
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	1	1	5	(1)
Comprehensive income (loss) attributable to Metropolitan Life Insurance Company	$1,339	$(2,335)	$1,563	$5,130
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$5	$12,460	$10,548	$11,662	$34,675	$183	$34,858
Capital contributions from MetLife, Inc.		2			2		2
Dividends to MetLife, Inc.			(1,430)		(1,430)		(1,430)
Change in equity of noncontrolling interests					—	2	2
Net income (loss)			2,007		2,007	4	2,011
Other comprehensive income (loss), net of income tax				(1,783)	(1,783)		(1,783)
Balance at June 30, 2021	5	12,462	11,125	9,879	33,471	189	33,660
Capital contributions from MetLife, Inc.		1			1		1
Dividends to MetLife, Inc.			(763)		(763)		(763)
Change in equity of noncontrolling interests					—	(2)	(2)
Net income (loss)			921		921	1	922
Other comprehensive income (loss), net of income tax				418	418		418
Balance at September 30, 2021	$5	$12,463	$11,283	$10,297	$34,048	$188	$34,236

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Metropolitan Life Insurance Company Stockholder’s Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$5	$12,455	$9,943	$10,025	$32,428	$184	$32,612
Cumulative effects of changes in accounting principles, net of income tax			(113)		(113)		(113)
Capital contributions from MetLife, Inc.		2			2		2
Dividends to MetLife, Inc.			(1,177)		(1,177)		(1,177)
Change in equity of noncontrolling interests					—	2	2
Net income (loss)			3,264		3,264	(2)	3,262
Other comprehensive income (loss), net of income tax				4,201	4,201		4,201
Balance at June 30, 2020	5	12,457	11,917	14,226	38,605	184	38,789
Capital contributions from MetLife, Inc.		2			2		2
Dividends to MetLife, Inc.			(830)		(830)		(830)
Change in equity of noncontrolling interests					—	1	1
Net income (loss)			404		404	1	405
Other comprehensive income (loss), net of income tax				(2,739)	(2,739)		(2,739)
Balance at September 30, 2020	$5	$12,459	$11,491	$11,487	$35,442	$186	$35,628
See accompanying notes to the interim condensed consolidated financial statements.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$2,224	$1,942
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	36,842	34,767
Equity securities	370	212
Mortgage loans	11,027	6,965
Real estate and real estate joint ventures	1,217	65
Other limited partnership interests	365	287
Purchases and originations of:
Fixed maturity securities available-for-sale	(38,191)	(41,239)
Equity securities	(21)	(96)
Mortgage loans	(6,845)	(7,466)
Real estate and real estate joint ventures	(963)	(641)
Other limited partnership interests	(1,339)	(710)
Cash received in connection with freestanding derivatives	1,510	4,111
Cash paid in connection with freestanding derivatives	(4,885)	(1,893)
Cash received from the redemption of an investment in affiliated preferred stock	315	—
Receipts on loans to affiliates	—	251
Net change in policy loans	118	82
Net change in short-term investments	(1,786)	(427)
Net change in other invested assets	14	66
Net change in property, equipment and leasehold improvements	12	11
Other, net	5	21
Net cash provided by (used in) investing activities	(2,235)	(5,634)
Cash flows from financing activities
Policyholder account balances:
Deposits	61,556	60,692
Withdrawals	(62,391)	(56,937)
Net change in payables for collateral under securities loaned and other transactions	1,289	6,361
Long-term debt issued	—	128
Long-term debt repaid	(21)	(93)
Financing element on certain derivative instruments and other derivative related transactions, net	173	(93)
Dividends paid to MetLife, Inc.	(2,193)	(2,007)
Other, net	(27)	(3)
Net cash provided by (used in) financing activities	(1,614)	8,048
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(6)	1
Change in cash and cash equivalents	(1,631)	4,357
Cash and cash equivalents, beginning of period	11,337	8,927
Cash and cash equivalents, end of period	$9,706	$13,284
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$57	$60
Income tax	$410	$115
Non-cash transactions:
Capital contributions from MetLife, Inc.	$3	$4
Real estate and real estate joint ventures acquired in satisfaction of debt	$172	$9
Increase in equity securities due to in-kind distributions received from other limited partnership interests	$243	$59
Increase in other invested assets in connection with an affiliated reinsurance transaction	$822	$—

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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2021 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
The new guidance indicates how to determine whether a contract liability is recognized by the acquirer in a business combination and provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination.
		January 1, 2023, to be applied prospectively (with early adoption permitted).	The Company is currently evaluating the impact of the new guidance on its interim condensed consolidated financial statements.
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
The Company’s implementation efforts and the evaluation of the impacts of the new guidance continue to progress. Given the nature and extent of the required changes to a significant portion of the Company’s operations, the adoption of this guidance is expected to have a material impact on its financial position, results of operations, and disclosures, as well as systems, processes, and controls.

The Company expects to adopt the new guidance effective January 1, 2023 using the modified retrospective approach, except for market risk benefits where the Company will use the full retrospective approach. The Company continues to evaluate the impact of the new guidance on its interim condensed consolidated financial statements.

The Company has created a governance framework and is managing a detailed implementation plan to support timely application of the new guidance. The Company has made progress and continues to refine key accounting policy decisions, technology solutions and updates to internal controls. These activities include, but are not limited to, modifications of actuarial valuation systems, data sourcing, analytical procedures and reporting processes.

The most significant transition impacts are expected to be from: (i) the requirement to account for variable annuity guarantees as market risk benefits measured at fair value, (except for the changes in fair value already recognized under an existing accounting model) and (ii) adjustments to AOCI for the change in the current discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment contracts and the removal of shadow account balances.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2021 and 2020. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

Three Months Ended September 30, 2021	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,058	$657	$—	$5,715	$—	$5,715
Universal life and investment-type product policy fees	267	219	—	486	20	506
Net investment income	1,889	1,587	7	3,483	(152)	3,331
Other revenues	217	53	98	368	—	368
Net investment gains (losses)	—	—	—	—	190	190
Net derivative gains (losses)	—	—	—	—	84	84
Total revenues	7,431	2,516	105	10,052	142	10,194
Expenses
Policyholder benefits and claims and policyholder dividends	5,317	1,349	—	6,666	116	6,782
Interest credited to policyholder account balances	346	166	—	512	—	512
Capitalization of DAC	(15)	1	(2)	(16)	—	(16)
Amortization of DAC and VOBA	25	63	—	88	11	99
Interest expense on debt	2	2	20	24	—	24
Other expenses	768	207	742	1,717	1	1,718
Total expenses	6,443	1,788	760	8,991	128	9,119
Provision for income tax expense (benefit)	207	148	(204)	151	2	153
Adjusted earnings	$781	$580	$(451)	910
Adjustments to:
Total revenues				142
Total expenses				(128)
Provision for income tax (expense) benefit				(2)
Net income (loss)				$922		$922

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$4,578	$711	$1	$5,290	$—	$5,290
Universal life and investment-type product policy fees	256	217	—	473	21	494
Net investment income	1,673	1,279	(6)	2,946	(172)	2,774
Other revenues	209	58	144	411	—	411
Net investment gains (losses)	—	—	—	—	30	30
Net derivative gains (losses)	—	—	—	—	(549)	(549)
Total revenues	6,716	2,265	139	9,120	(670)	8,450
Expenses
Policyholder benefits and claims and policyholder dividends	4,509	1,398	—	5,907	233	6,140
Interest credited to policyholder account balances	367	172	—	539	(1)	538
Capitalization of DAC	(11)	4	—	(7)	—	(7)
Amortization of DAC and VOBA	17	162	—	179	65	244
Interest expense on debt	1	2	21	24	—	24
Other expenses	759	198	145	1,102	(3)	1,099
Total expenses	5,642	1,936	166	7,744	294	8,038
Provision for income tax expense (benefit)	228	64	(83)	209	(202)	7
Adjusted earnings	$846	$265	$56	1,167
Adjustments to:
Total revenues				(670)
Total expenses				(294)
Provision for income tax (expense) benefit				202
Net income (loss)				$405		$405

Nine Months Ended September 30, 2021	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$15,955	$2,016	$—	$17,971	$—	$17,971
Universal life and investment-type product policy fees	828	668	—	1,496	59	1,555
Net investment income	5,540	4,478	(22)	9,996	(444)	9,552
Other revenues	663	177	385	1,225	—	1,225
Net investment gains (losses)	—	—	—	—	692	692
Net derivative gains (losses)	—	—	—	—	(906)	(906)
Total revenues	22,986	7,339	363	30,688	(599)	30,089
Expenses
Policyholder benefits and claims and policyholder dividends	16,685	3,932	—	20,617	278	20,895
Interest credited to policyholder account balances	1,037	500	—	1,537	(2)	1,535
Capitalization of DAC	(44)	1	(2)	(45)	—	(45)
Amortization of DAC and VOBA	47	132	—	179	(8)	171
Interest expense on debt	5	4	63	72	—	72
Other expenses	2,377	638	1,010	4,025	(7)	4,018
Total expenses	20,107	5,207	1,071	26,385	261	26,646
Provision for income tax expense (benefit)	600	433	(353)	680	(170)	510
Adjusted earnings	$2,279	$1,699	$(355)	3,623
Adjustments to:
Total revenues				(599)
Total expenses				(261)
Provision for income tax (expense) benefit				170
Net income (loss)				$2,933		$2,933

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2020	U.S.	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$13,069	$2,189	$1	$15,259	$—	$15,259
Universal life and investment-type product policy fees	778	659	—	1,437	64	1,501
Net investment income	4,646	3,302	(131)	7,817	(394)	7,423
Other revenues	638	152	397	1,187	—	1,187
Net investment gains (losses)	—	—	—	—	(96)	(96)
Net derivative gains (losses)	—	—	—	—	2,213	2,213
Total revenues	19,131	6,302	267	25,700	1,787	27,487
Expenses
Policyholder benefits and claims and policyholder dividends	13,176	4,250	—	17,426	310	17,736
Interest credited to policyholder account balances	1,210	518	—	1,728	(8)	1,720
Capitalization of DAC	(43)	13	—	(30)	—	(30)
Amortization of DAC and VOBA	44	235	—	279	52	331
Interest expense on debt	5	5	65	75	—	75
Other expenses	2,295	606	460	3,361	1	3,362
Total expenses	16,687	5,627	525	22,839	355	23,194
Provision for income tax expense (benefit)	520	127	(322)	325	301	626
Adjusted earnings	$1,924	$548	$64	2,536
Adjustments to:
Total revenues				1,787
Total expenses				(355)
Provision for income tax (expense) benefit				(301)
Net income (loss)				$3,667		$3,667
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2021	December 31, 2020
	(In millions)
U.S.	$258,016	$262,478
MetLife Holdings	161,638	164,956
Corporate & Other	28,481	30,173
Total	$448,135	$457,607
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure, which includes direct business, but excludes offsets from hedging or reinsurance, if any, was as follows at:

	September 30, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts:
Variable Annuity Guarantees:
Total account value (1), (2)	$48,708		$20,143		$50,047		$21,229
Separate account value (1)	$39,566		$19,328		$40,583		$20,368
Net amount at risk	$1,269	(3)	$477	(4)	$1,178	(3)	$552	(4)
Average attained age of contractholders	69 years		68 years		68 years		67 years
Other Annuity Guarantees:
Total account value (1), (2)	N/A		$136		N/A		$142
Net amount at risk	N/A		$71	(5)	N/A		$74	(5)
Average attained age of contractholders	N/A		55 years		N/A		55 years

	September 30, 2021		December 31, 2020
	Secondary Guarantees	Paid-Up Guarantees	Secondary Guarantees	Paid-Up Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts:
Total account value (1), (2)	$5,804	$835	$5,607	$861
Net amount at risk (6)	$37,918	$5,266	$39,134	$5,525
Average attained age of policyholders	59 years	65 years	58 years	65 years
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Insurance (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Balance, beginning of period	$13,523	$13,140
Less: Reinsurance recoverables	1,639	1,525
Net balance, beginning of period	11,884	11,615
Incurred related to:
Current period	15,300	13,768
Prior periods (1)	511	(71)
Total incurred	15,811	13,697
Paid related to:
Current period	(10,249)	(9,502)
Prior periods	(4,785)	(3,905)
Total paid	(15,034)	(13,407)
Net balance, end of period	12,661	11,905
Add: Reinsurance recoverables	2,099	1,694
Balance, end of period (included in future policy benefits and other policy-related balances)	$14,760	$13,599
__________________
(1)For the nine months ended September 30, 2021, incurred claim activity and claim adjustment expenses associated with prior periods increased due to unfavorable claims experience reported in the current period. For the nine months ended September 30, 2020, incurred claim activity and claim adjustment expenses associated with prior periods decreased due to favorable claims experience reported in the current period.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Closed Block Liabilities
Future policy benefits	$38,191	$38,758
Other policy-related balances	289	321
Policyholder dividends payable	299	337
Policyholder dividend obligation	1,952	2,969
Deferred income tax liability	175	130
Other liabilities	269	172
Total closed block liabilities	41,175	42,687
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	25,977	27,186
Mortgage loans	6,441	6,807
Policy loans	4,235	4,355
Real estate and real estate joint ventures	575	559
Other invested assets	561	492
Total investments	37,789	39,399
Cash and cash equivalents	173	—
Accrued investment income	391	402
Premiums, reinsurance and other receivables	40	50
Current income tax recoverable	52	28
Total assets designated to the closed block	38,445	39,879
Excess of closed block liabilities over assets designated to the closed block	2,730	2,808
AOCI:
Unrealized investment gains (losses), net of income tax	2,730	3,524
Unrealized gains (losses) on derivatives, net of income tax	100	23
Allocated to policyholder dividend obligation, net of income tax	(1,542)	(2,346)
Total amounts included in AOCI	1,288	1,201
Maximum future earnings to be recognized from closed block assets and liabilities	$4,018	$4,009
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
	(In millions)
Balance, beginning of period	$2,969	$2,020
Change in unrealized investment and derivative gains (losses)	(1,017)	949
Balance, end of period	$1,952	$2,969

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Revenues
Premiums	$310	$359	$955	$1,097
Net investment income	390	420	1,165	1,198
Net investment gains (losses)	(7)	1	(12)	(8)
Net derivative gains (losses)	12	(16)	19	7
Total revenues	705	764	2,127	2,294
Expenses
Policyholder benefits and claims	522	575	1,588	1,714
Policyholder dividends	127	136	478	572
Other expenses	24	27	73	79
Total expenses	673	738	2,139	2,365
Revenues, net of expenses before provision for income tax expense (benefit)	32	26	(12)	(71)
Provision for income tax expense (benefit)	6	5	(3)	(15)
Revenues, net of expenses and provision for income tax expense (benefit)	$26	$21	$(9)	$(56)
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

	September 30, 2021					December 31, 2020
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$51,037	$(18)	$7,674	$137	$58,556	$50,989	$(43)	$9,618	$155	$60,409
Foreign corporate	27,471	(10)	2,872	374	29,959	28,093	(8)	4,478	284	32,279
U.S. government and agency	28,093	—	4,338	111	32,320	24,620	—	6,178	27	30,771
RMBS	22,069	—	1,386	85	23,370	22,552	—	1,706	32	24,226
ABS	12,374	—	167	13	12,528	12,456	—	169	50	12,575
Municipals	6,870	—	1,838	5	8,703	6,888	—	2,096	1	8,983
CMBS	6,537	(7)	307	31	6,806	6,503	—	381	55	6,829
Foreign government	4,311	—	735	65	4,981	4,322	—	978	32	5,268
Total fixed maturity securities AFS	$158,762	$(35)	$19,317	$821	$177,223	$156,423	$(51)	$25,604	$636	$181,340

Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”), and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$4,105	$29,277	$27,352	$57,020	$40,973	$158,727
Estimated fair value	$4,095	$30,406	$30,446	$69,572	$42,704	$177,223
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

	September 30, 2021				December 31, 2020
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$2,956	$68	$798	$68	$2,351	$112	$230	$36
Foreign corporate	4,128	260	621	114	2,431	225	34	59
U.S. government and agency	9,017	93	97	18	1,686	27	—	—
RMBS	4,724	69	448	17	1,119	20	128	12
ABS	2,142	4	678	9	2,561	18	2,233	32
Municipals	173	4	17	1	51	1	—	—
CMBS	848	11	345	12	1,110	41	306	14
Foreign government	405	26	127	38	110	6	115	27
Total fixed maturity securities AFS	$24,393	$535	$3,131	$277	$11,419	$450	$3,046	$180
Investment grade	$22,226	$449	$2,210	$192	$9,012	$297	$2,841	$158
Below investment grade	2,167	86	921	85	2,407	153	205	22
Total fixed maturity securities AFS	$24,393	$535	$3,131	$277	$11,419	$450	$3,046	$180
Total number of securities in an unrealized loss position	1,682		391		984		385

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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $182 million for the nine months ended September 30, 2021 to $812 million primarily due to increases in interest rates, partially offset by narrowing credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $277 million at September 30, 2021, or 34% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $277 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $192 million, or 69%, were related to 287 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $277 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $85 million, or 31%, were related to 104 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. and foreign corporate securities (primarily industrial and consumer) and CMBS and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates CMBS based on actual and projected cash flows after considering the quality of underlying collateral, credit enhancements, expected prepayment speeds, current and forecasted loss severity, the payment terms of the underlying assets backing a particular security and the payment priority within the tranche structure of the security.
Current Period Evaluation
At September 30, 2021, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2021.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2021		December 31, 2020
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$36,868	59.2%	$38,528	58.0%
Agricultural	15,904	25.5	16,426	24.7
Residential	9,872	15.9	11,803	17.8
Total amortized cost	62,644	100.6	66,757	100.5
Allowance for credit loss	(490)	(0.8)	(517)	(0.8)
Subtotal mortgage loans, net	62,154	99.8	66,240	99.7
Residential — FVO	134	0.2	165	0.3
Total mortgage loans, net	$62,288	100.0%	$66,405	100.0%
The Company elects the FVO for certain residential mortgage loans that are managed on a total return basis. See Note 7 for further information.
The amount of net discounts, included within total amortized cost, primarily attributable to residential mortgage loans was $769 million and $924 million at September 30, 2021 and December 31, 2020, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at September 30, 2021 and December 31, 2020 was $150 million and $164 million; $126 million and $158 million; and $83 million and $101 million, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $262 million and $1.1 billion for the three months and nine months ended September 30, 2021, respectively, and $204 million and $1.4 billion for the three months and nine months ended September 30, 2020, respectively. See “— Related Party Investment Transactions” for information regarding transfers from affiliates.
Allowance for Credit Loss Rollforward by Portfolio Segment
The changes in the ACL, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2021				2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$199	$97	$221	$517	$186	$49	$54	$289
Provision (release)	18	1	(34)	(15)	64	3	10	77
Adoption of credit loss guidance	—	—	—	—	(87)	32	154	99
Initial credit losses on PCD loans (1)	—	—	3	3	—	—	16	16
Charge-offs, net of recoveries	—	(13)	(2)	(15)	—	(2)	(27)	(29)
Balance, end of period	$217	$85	$188	$490	$163	$82	$207	$452
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
Commercial
For some commercial mortgage loan borrowers (principally in the retail and hotel sectors), the Company granted concessions which were primarily interest and principal payment deferrals generally ranging from three to four months and, to a much lesser extent, maturity date extensions. Deferred commercial mortgage loan interest and principal payments were $35 million at September 30, 2021.
Agricultural
For some agricultural mortgage loan borrowers (principally in the annual crops and agribusiness sectors), the Company granted concessions which were primarily principal payment deferrals generally ranging from three to 12 months, and covenant changes and, to a much lesser extent, maturity date extensions. Deferred agricultural mortgage loan interest and principal payments were $4 million at September 30, 2021.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Residential
For some residential mortgage loan borrowers, the Company granted concessions which were primarily three-month interest and principal payment deferrals. Deferred residential mortgage loan interest and principal payments were $24 million at September 30, 2021.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,094	$2,809	$2,678	$3,788	$2,859	$9,677	$2,332	$26,237	71.2%
65% to 75%	747	1,107	2,355	1,375	812	1,940	—	8,336	22.6
76% to 80%	47	—	189	—	165	407	—	808	2.2
Greater than 80%	5	—	—	48	459	975	—	1,487	4.0
Total	$2,893	$3,916	$5,222	$5,211	$4,295	$12,999	$2,332	$36,868	100.0%
DSCR:
> 1.20x	$2,626	$3,489	$4,935	$5,075	$3,835	$11,349	$2,064	$33,373	90.5%
1.00x - 1.20x	26	69	9	58	148	810	—	1,120	3.0
<1.00x	241	358	278	78	312	840	268	2,375	6.5
Total	$2,893	$3,916	$5,222	$5,211	$4,295	$12,999	$2,332	$36,868	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$753	$2,316	$1,803	$2,453	$922	$5,174	$871	$14,292	89.8%
65% to 75%	229	341	135	57	36	577	104	1,479	9.3
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	76	—	—	46	—	122	0.8
Total	$982	$2,657	$2,014	$2,510	$958	$5,808	$975	$15,904	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2021:

Credit Quality Indicator	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$28	$215	$971	$566	$223	$7,457	$—	$9,460	95.8%
Nonperforming (1)	—	1	47	11	1	352	—	412	4.2
Total	$28	$216	$1,018	$577	$224	$7,809	$—	$9,872	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $73 million and $102 million at September 30, 2021 and December 31, 2020, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. At September 30, 2021, the amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $686 million, or 1% of total commercial and agricultural mortgage loans.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2021 and December 31, 2020. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Greater than 90 Days Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(In millions)
Commercial	$—	$—	$—	$—	$151	$293
Agricultural	156	251	3	20	251	261
Residential	412	516	2	54	415	503
Total	$568	$767	$5	$74	$817	$1,057
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2020 was $167 million, $137 million and $377 million, respectively. The amortized cost for nonaccrual commercial mortgage loans with no ACL was $0 and $156 million at September 30, 2021 and December 31, 2020, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $168 million and $173 million at September 30, 2021 and December 31, 2020, respectively. There were no nonaccrual residential mortgage loans without an ACL at either September 30, 2021 or December 31, 2020.

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	September 30, 2021	December 31, 2020	Three Months Ended September 30,		Nine Months Ended September 30,
			2021	2020	2021	2020
Income Type	Carrying Value		Income
	(In millions)
Leased real estate investments	$1,934	$1,965	$53	$47	$160	$140
Other real estate investments	454	418	53	37	133	86
Real estate joint ventures	5,489	5,095	70	(43)	107	(63)
Total real estate and real estate joint ventures	$7,877	$7,478	$176	$41	$400	$163
The carrying value of real estate investments acquired through foreclosure was $181 million and $18 million at September 30, 2021 and December 31, 2020, respectively. Depreciation expense on real estate investments was $22 million and $65 million for the three months and nine months ended September 30, 2021, respectively, and $19 million and $54 million for the three months and nine months ended September 30, 2020, respectively. Real estate investments were net of accumulated depreciation of $559 million and $789 million at September 30, 2021 and December 31, 2020, respectively.

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
The investment in leveraged and direct financing leases, net of ACL, was $803 million and $167 million, respectively, at September 30, 2021 and $816 million and $176 million respectively, at December 31, 2020. The ACL for leveraged and direct financing leases was $35 million and $38 million at September 30, 2021 and December 31, 2020, respectively.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $5.4 billion and $6.8 billion at September 30, 2021 and December 31, 2020, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS and derivatives and the effect on policyholder liabilities, DAC, VOBA and deferred sales inducements (“DSI”) that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$18,494	$24,954
Derivatives	2,250	2,259
Other	334	235
Subtotal	21,078	27,448
Amounts allocated from:
Policyholder liabilities	(6,178)	(10,572)
DAC, VOBA and DSI	(1,360)	(1,511)
Subtotal	(7,538)	(12,083)
Deferred income tax benefit (expense)	(2,778)	(3,190)
Net unrealized investment gains (losses)	$10,762	$12,175
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2021
(In millions)
Balance, beginning of period	$12,175
Unrealized investment gains (losses) during the period	(6,370)
Unrealized investment gains (losses) relating to:
Policyholder liabilities	4,394
DAC, VOBA and DSI	151
Deferred income tax benefit (expense)	412
Balance, end of period	$10,762
Change in net unrealized investment gains (losses)	$(1,413)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2021 and December 31, 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Securities Lending and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of the outstanding securities lending and repurchase agreements is as follows:

	September 30, 2021			December 31, 2020
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$14,615	$14,924	$14,965	$13,289	$13,566	$13,739
Repurchase agreements	$3,518	$3,460	$3,470	$3,276	$3,210	$3,251
__________________
(1)Securities on loan in connection with these programs are included within fixed maturity securities AFS and short-term investments.
(2)The liability for cash collateral for these programs is included within payables for collateral under securities loaned and other transactions and other liabilities.
Contractual Maturities
A summary of the remaining contractual maturities of securities lending and repurchase agreements is as follows:

	September 30, 2021				December 31, 2020
	Remaining Maturities				Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
Securities lending:
U.S. government and agency	$4,148	$6,090	$4,686	$14,924	$1,705	$8,768	$3,093	$13,566

Repurchase agreements:
U.S. government and agency	$—	$3,460	$—	$3,460	$—	$3,210	$—	$3,210
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)

	September 30, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits)	$117	$123
Invested assets pledged as collateral (1)	20,999	22,405
Total invested assets on deposit and pledged as collateral	$21,116	$22,528
__________________
(1)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt (see Notes 3 and 11 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 6).
See “— Securities Lending and Repurchase Agreements” for information regarding securities supporting securities lending and repurchase agreement transactions and Note 4 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank common stock, which is considered restricted until redeemed by the issuer, was $740 million and $765 million, at redemption value, at September 30, 2021 and December 31, 2020, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2021		December 31, 2020
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Real estate joint ventures (1)	$1,127	$—	$1,435	$—
Investment fund (primarily mortgage loans) (2)	218	—	201	—
Other investments (3)	101	—	4	5
Renewable energy partnership (4)	85	—	87	—
Total	$1,531	$—	$1,727	$5
__________________
(1)    The Company’s investment in affiliated real estate joint ventures was $1.0 billion and $1.3 billion at September 30, 2021 and December 31, 2020, respectively. Other affiliates’ investments in these affiliated real estate joint ventures were $124 million and $130 million at September 30, 2021 and December 31, 2020, respectively.
(2)The Company’s investment in this affiliated investment fund was $178 million and $164 million at September 30, 2021 and December 31, 2020, respectively. An affiliate had an investment in this affiliated investment fund of $40 million and $37 million at September 30, 2021 and December 31, 2020, respectively.
(3)Assets of other investments primarily consisted of other invested assets at September 30, 2021, and cash and cash equivalents at December 31, 2020.

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

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2021		December 31, 2020
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$43,263	$43,263	$43,708	$43,708
Other limited partnership interests	7,543	10,659	5,247	8,589
Other invested assets	1,488	1,704	1,436	1,517
Real estate joint ventures	99	101	18	21
Total	$52,393	$55,727	$50,409	$53,835
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third-parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third-parties of $3 million at both September 30, 2021 and December 31, 2020. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2021 or 2020.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2021	2020	2021	2020
	(In millions)
Fixed maturity securities AFS	$1,520	$1,635	$4,574	$4,929
Equity securities	2	5	14	19
Mortgage loans	643	711	2,015	2,134
Policy loans	72	77	221	230
Real estate and real estate joint ventures	176	41	400	163
Other limited partnership interests	992	370	2,569	194
Cash, cash equivalents and short-term investments	2	11	7	72
FVO securities (1)	4	19	65	21
Operating joint venture	12	20	45	67
Other	73	38	118	134
Subtotal investment income	3,496	2,927	10,028	7,963
Less: Investment expenses	165	153	476	540
Net investment income	$3,331	$2,774	$9,552	$7,423
__________________
(1)Changes in estimated fair value subsequent to purchase of equity-linked notes included within FVO securities, still held at the end of the respective periods and included in net investment income were $1 million and $41 million for the three months and nine months ended September 30, 2021, respectively, and $18 million and $20 million for the three months and nine months ended September 30, 2020, respectively.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.
Net investment income from equity method investments, comprised of real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and an operating joint venture, totaled $1.1 billion and $2.6 billion for the three months and nine months ended September 30, 2021, respectively, and $301 million and $17 million for the three months and nine months ended September 30, 2020, respectively.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2021	2020	2021	2020
	(In millions)
Fixed maturity securities AFS	$43	$17	$14	$(68)
Equity securities (1)	(11)	(17)	34	(114)
Mortgage loans	5	6	21	(131)
Real estate and real estate joint ventures	132	1	548	4
Other limited partnership interests	—	(5)	(14)	(5)
Other (2) (3)	17	52	65	233
Subtotal	186	54	668	(81)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	9	2	23	(10)
Non-investment portfolio gains (losses)	(5)	(26)	1	(5)
Subtotal	4	(24)	24	(15)
Total net investment gains (losses)	$190	$30	$692	$(96)
__________________
(1)    Changes in estimated fair value subsequent to purchase for equity securities still held as of the end of the periods included in net investment gains (losses) were $1 million and $23 million for the three months and nine months ended September 30, 2021, respectively, and ($21) million and ($109) million for the three months and nine months ended September 30, 2020, respectively.
(2)    Other gains (losses) included de-designated cash flow hedge gains of $8 million and $56 million for the three months and nine months ended September 30, 2021, respectively, and $10 million and $65 million for the three months and nine months ended September 30, 2020, respectively.
(3)    Other gains (losses) included leveraged lease gains of $81 million for the nine months ended September 30, 2020.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $14 million and $33 million for the three months and nine months ended September 30, 2021, respectively, and ($25) million and $8 million for the three months and nine months ended September 30, 2020, respectively.
Fixed Maturity Securities AFS - Sales and Disposals and Credit Loss
Sales of securities are determined on a specific identification basis. Proceeds from sales or disposals and the components of net investment gains (losses) were as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Proceeds	$7,279	$3,519	$19,123	$14,516
Gross investment gains	$91	$96	$199	$342
Gross investment (losses)	(62)	(81)	(178)	(324)
Net credit loss (provision) release	14	2	(7)	(86)
Net investment gains (losses)	$43	$17	$14	$(68)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Investments (continued)
Related Party Investment Transactions
The Company transfers invested assets primarily consisting of fixed maturity securities AFS, mortgage loans, other limited partnership interests and real estate joint ventures to and from affiliates. Invested assets transferred were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$393	$—	$696	$—
Amortized cost of invested assets transferred to affiliates	$379	$—	$679	$—
Net investment gains (losses) recognized on transfers	$14	$—	$17	$—
Estimated fair value of invested assets transferred from affiliates	$584	$—	$1,228	$—
Recurring related party investments and related net investment income were as follows at and for the periods ended:

		September 30, 2021	December 31, 2020	Three Months Ended September 30,		Nine Months Ended September 30,
				2021	2020	2021	2020
Investment Type/ Balance Sheet Category	Related Party	Carrying Value		Net Investment Income
		(In millions)
Affiliated investments (1)	MetLife, Inc.	$1,518	$1,643	$8	$9	$24	$27
Affiliated investments (2)	American Life Insurance Company	100	100	—	—	1	2
Affiliated investments (3)	Metropolitan Property and Casualty Insurance Company	—	315	—	1	1	5
Other invested assets		$1,618	$2,058	$8	$10	$26	$34
________________
(1)Represents an investment in affiliated senior unsecured notes which have maturity dates from December 2021 to July 2031 and bear interest, payable semi-annually, at rates per annum ranging from 1.60% to 3.14%. See Note 7 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for further information. In July 2021, ¥38.4 billion (the equivalent of $351 million) of 2.97% affiliated senior unsecured notes matured and were refinanced with the following senior unsecured notes: (i) ¥7.8 billion 1.61% due July 2026, (ii) ¥11.5 billion 1.76% due July 2028 and (iii) ¥19.1 billion 1.85% due July 2031.
(2)Represents an affiliated surplus note which matures in June 2025 and bears interest, payable semi-annually, at a rate per annum of 1.88%.
(3)Represents an investment in affiliated preferred stock which was redeemed at par plus accrued dividends in April 2021.
The Company incurred investment advisory charges from an affiliate of $75 million and $219 million, for the three months and nine months ended September 30, 2021, respectively, and $69 million and $207 million, for the three months and nine months ended September 30, 2020, respectively.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$3,539	$2,154	$2	$3,175	$3,224	$4
Foreign currency swaps	Foreign currency exchange rate	869	5	31	1,049	5	76
Subtotal		4,408	2,159	33	4,224	3,229	80
Cash flow hedges:
Interest rate swaps	Interest rate	4,079	17	1	4,400	14	—
Interest rate forwards	Interest rate	3,480	53	8	5,081	489	—
Foreign currency swaps	Foreign currency exchange rate	29,596	1,282	973	28,017	1,102	1,353
Subtotal		37,155	1,352	982	37,498	1,605	1,353
Total qualifying hedges		41,563	3,511	1,015	41,722	4,834	1,433
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	22,113	3,316	76	30,512	3,041	7
Interest rate floors	Interest rate	8,201	202	—	12,701	350	—
Interest rate caps	Interest rate	76,564	67	—	40,104	13	—
Interest rate futures	Interest rate	627	—	—	406	—	—
Interest rate options	Interest rate	10,302	358	2	15,337	174	—
Interest rate forwards	Interest rate	265	—	30	265	—	9
Interest rate total return swaps	Interest rate	1,048	6	31	1,048	—	59
Synthetic GICs	Interest rate	11,451	—	—	11,739	—	—
Foreign currency swaps	Foreign currency exchange rate	4,704	335	85	5,596	292	238
Foreign currency forwards	Foreign currency exchange rate	1,715	26	5	1,236	9	18
Credit default swaps — purchased	Credit	956	13	4	886	8	9
Credit default swaps — written	Credit	6,181	113	5	6,961	126	—
Equity futures	Equity market	1,769	18	1	2,591	—	16
Equity index options	Equity market	27,890	650	159	19,601	459	189
Equity variance swaps	Equity market	425	12	10	425	11	9
Equity total return swaps	Equity market	2,605	22	8	2,542	1	274
Total non-designated or nonqualifying derivatives		176,816	5,138	416	151,950	4,484	828
Total		$218,379	$8,649	$1,431	$193,672	$9,318	$2,261
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$1	$—	$—	$(53)	$—	N/A
Hedged items	(2)	—	—	48	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	28	—	—	—	—	N/A
Hedged items	(22)	—	—	—	—	N/A
Subtotal	5	—	—	(5)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$27
Amount of gains (losses) reclassified from AOCI into income	14	8	—	—	—	(22)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	201
Amount of gains (losses) reclassified from AOCI into income	2	(257)	—	—	—	255
Foreign currency transaction gains (losses) on hedged items	—	254	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	16	5	—	—	—	461
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(1)	—	(276)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	181	—	—	N/A
Credit derivatives — purchased (1)	—	—	2	—	—	N/A
Credit derivatives — written (1)	—	—	(1)	—	—	N/A
Equity derivatives (1)	—	—	34	8	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(50)	—	—	N/A
Subtotal	(1)	—	(110)	8	—	N/A
Earned income on derivatives	63	—	165	53	(43)	—
Embedded derivatives (2)	N/A	N/A	29	—	N/A	N/A
Total	$83	$5	$84	$56	$(43)	$461

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Three Months Ended September 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$—	$(154)	$—	N/A
Hedged items	1	—	—	139	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(49)	—	—	—	—	N/A
Hedged items	45	—	—	—	—	N/A
Subtotal	(3)	—	—	(15)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(203)
Amount of gains (losses) reclassified from AOCI into income	9	10	—	—	—	(19)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	(432)
Amount of gains (losses) reclassified from AOCI into income	2	406	—	—	—	(408)
Foreign currency transaction gains (losses) on hedged items	—	(369)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	11	47	—	—	—	(1,062)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(461)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(278)	—	—	N/A
Credit derivatives — purchased (1)	—	—	(5)	—	—	N/A
Credit derivatives — written (1)	—	—	(3)	—	—	N/A
Equity derivatives (1)	(6)	—	(376)	(88)	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	109	—	—	N/A
Subtotal	(6)	—	(1,014)	(88)	—	N/A
Earned income on derivatives	56	—	195	51	(36)	—
Embedded derivatives (2)	N/A	N/A	270	—	N/A	N/A
Total	$58	$47	$(549)	$(52)	$(36)	$(1,062)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Nine Months Ended September 30, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$4	$—	$—	$(418)	$—	N/A
Hedged items	(4)	—	—	379	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	39	—	—	—	—	N/A
Hedged items	(32)	—	—	—	—	N/A
Subtotal	7	—	—	(39)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$(676)
Amount of gains (losses) reclassified from AOCI into income	41	56	—	—	—	(97)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	503
Amount of gains (losses) reclassified from AOCI into income	4	(265)	—	—	—	261
Foreign currency transaction gains (losses) on hedged items	—	258	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	45	49	—	—	—	(9)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	1	—	(1,463)	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	224	—	—	N/A
Credit derivatives — purchased (1)	—	—	6	—	—	N/A
Credit derivatives — written (1)	—	—	20	—	—	N/A
Equity derivatives (1)	(2)	—	(793)	(174)	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(62)	—	—	N/A
Subtotal	(1)	—	(2,068)	(174)	—	N/A
Earned income on derivatives	141	—	499	155	(120)	—
Embedded derivatives (2)	N/A	N/A	663	—	N/A	N/A
Total	$192	$49	$(906)	$(58)	$(120)	$(9)

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

	Nine Months Ended September 30, 2020
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(11)	$—	$—	$589	$—	N/A
Hedged items	9	—	—	(613)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	15	—	—	—	—	N/A
Hedged items	(13)	—	—	—	—	N/A
Subtotal	—	—	—	(24)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	$1,689
Amount of gains (losses) reclassified from AOCI into income	24	58	—	—	—	(82)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	552
Amount of gains (losses) reclassified from AOCI into income	2	221	—	—	—	(223)
Foreign currency transaction gains (losses) on hedged items	—	(135)	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	—
Subtotal	26	144	—	—	—	1,936
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	(6)	—	2,876	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	11	—	—	N/A
Credit derivatives — purchased (1)	—	—	21	—	—	N/A
Credit derivatives — written (1)	—	—	(116)	—	—	N/A
Equity derivatives (1)	(6)	—	(78)	(35)	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(31)	—	—	N/A
Subtotal	(12)	—	2,683	(35)	—	N/A
Earned income on derivatives	212	—	419	132	(118)	—
Embedded derivatives (2)	N/A	N/A	(889)	—	N/A	N/A
Total	$226	$144	$2,213	$73	$(118)	$1,936
__________________
(1)Excludes earned income on derivatives.
(2)The valuation of guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $5 million and ($10) million for the three months and nine months ended September 30, 2021, respectively, and ($12) million and $53 million for the three months and nine months ended September 30, 2020, respectively.
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities AFS	$370	$461	$(1)	$(1)
Mortgage loans	$730	$925	$(2)	$20
Future policy benefits	$(4,713)	$(5,512)	$(911)	$(1,307)
__________________
(1)Includes ($169) million and ($1) million of hedging adjustments on discontinued hedging relationships at September 30, 2021 and December 31, 2020, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $0 and $6 million for the three months and nine months ended September 30, 2021, respectively and $13 million and $45 million for the three months and nine months ended September 30, 2020, respectively.
At both September 30, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed eight years.
At both September 30, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $2.3 billion.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2021, the Company expected to reclassify ($80) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the effects of derivatives on the interim condensed consolidated statements of operations and comprehensive income (loss) table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $6.2 billion and $7.0 billion at September 30, 2021 and December 31, 2020, respectively. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2021 and December 31, 2020, the Company would have received $108 million and $126 million, respectively, to terminate all of these contracts.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$20	1.5	$—	$54	0.6
Credit default swaps referencing indices	21	1,778	1.7	27	1,779	2.5
Subtotal	21	1,798	1.7	27	1,833	2.4
Baa
Single name credit default swaps (3)	1	105	2.1	2	174	2.1
Credit default swaps referencing indices	89	4,178	6.0	97	4,954	5.3
Subtotal	90	4,283	5.9	99	5,128	5.2
Ba
Single name credit default swaps (3)	2	65	0.7	—	—	—
Credit default swaps referencing indices	(1)	20	4.2	—	—	—
Subtotal	1	85	1.5	—	—	—
Caa3
Credit default swaps referencing indices	(4)	15	4.2	—	—	—
Subtotal	(4)	15	4.2	—	—	—
Total	$108	$6,181	4.6	$126	$6,961	4.5
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Derivatives (continued)
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company enters into contracts with counterparties in jurisdictions in which it understands that close-out netting should be enforceable. The Company’s OTC-bilateral derivative transactions are governed by the International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of Dodd-Frank) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, effective September 1, 2021, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third party custodians.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2021		December 31, 2020
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,579	$1,401	$9,244	$2,192
OTC-cleared (1)	137	19	139	6
Exchange-traded	18	1	—	16
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	8,734	1,421	9,383	2,214
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,385)	(1,385)	(1,996)	(1,996)
OTC-cleared	(11)	(11)	(5)	(5)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(5,916)	—	(6,073)	—
OTC-cleared	(90)	—	(98)	—
Securities collateral: (5)
OTC-bilateral	(1,156)	(16)	(1,115)	(188)
OTC-cleared	—	(8)	—	(1)
Exchange-traded	—	—	—	(16)
Net amount after application of master netting agreements and collateral	$175	$—	$96	$8
__________________
(1)At September 30, 2021 and December 31, 2020, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $85 million and $65 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($10) million and ($47) million, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2021 and December 31, 2020, the Company received excess cash collateral of $22 million and $175 million, respectively, and provided no excess cash collateral.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2021, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2021 and December 31, 2020, the Company received excess securities collateral with an estimated fair value of $34 million and $150 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2021 and December 31, 2020, the Company provided excess securities collateral with an estimated fair value of $40 million and $185 million, respectively, for its OTC-bilateral derivatives, $561 million and $1.4 billion, respectively, for its OTC-cleared derivatives, and $103 million and $188 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
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

	Derivatives Subject to Financial Strength-Contingent Provisions
	September 30, 2021	December 31, 2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$16	$196
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$17	$239
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2021	December 31, 2020
		(In millions)
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	232	488
Assumed guaranteed minimum benefits	Policyholder account balances	4	5
Funds withheld on ceded reinsurance (including affiliated)	Other liabilities	1,135	1,428
Fixed annuities with equity indexed returns	Policyholder account balances	157	139
Other guarantees	Policyholder account balances	—	1
Embedded derivatives within liability host contracts		$1,528	$2,061

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2021
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$51,690	$6,866	$58,556
Foreign corporate	—	22,239	7,720	29,959
U.S. government and agency	16,957	15,363	—	32,320
RMBS	8	20,427	2,935	23,370
ABS	—	11,237	1,291	12,528
Municipals	—	8,694	9	8,703
CMBS	—	6,471	335	6,806
Foreign government	—	4,956	25	4,981
Total fixed maturity securities AFS	16,965	141,077	19,181	177,223
Short-term investments	3,310	1,023	52	4,385
Residential mortgage loans — FVO	—	—	134	134
Other investments	359	194	844	1,397
Derivative assets: (1)
Interest rate	—	6,112	61	6,173
Foreign currency exchange rate	—	1,648	—	1,648
Credit	—	106	20	126
Equity market	18	677	7	702
Total derivative assets	18	8,543	88	8,649
Separate account assets (2)	29,738	93,511	1,241	124,490
Total assets (3)	$50,390	$244,348	$21,540	$316,278
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$112	$38	$150
Foreign currency exchange rate	—	1,094	—	1,094
Credit	—	4	5	9
Equity market	1	177	—	178
Total derivative liabilities	1	1,387	43	1,431
Embedded derivatives within liability host contracts (4)	—	—	1,528	1,528
Separate account liabilities (2)	4	13	4	21
Total liabilities	$5	$1,400	$1,575	$2,980

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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
(3)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At September 30, 2021 and December 31, 2020, the estimated fair value of such investments was $77 million and $70 million, respectively.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed maturity securities AFS
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer ratings	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. government and agency securities, Municipals and Foreign government securities
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotations	•	credit spreads
	•	comparable securities that are actively traded
Structured Products
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity	•	credit ratings
	•	average delinquency rates; DSCR
	•	credit ratings
	•	issuance-specific information, including, but not limited to:
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

					September 30, 2021				December 31, 2020				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	1	-	170	112	—	-	186	118	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	111	101	—	-	116	99	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	180	99	—	-	159	98	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	91	-	109	102	1	-	107	100	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	149	-	221	199	92	-	184	149	Increase (7)
			•	Repurchase rates (8)	—	-	—	—	(12)	-	1	(6)	Decrease (7)
			•	Volatility (9)	0%	-	1%	1%	—	-	—	—	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	—	-	—	—	(31)	-	(13)	(20)	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (10)	96	-	128	98	96	-	99	98	Decrease (7)
	•	Consensus pricing	•	Offered quotes (11)
Equity market	•	Present value techniques or option pricing models	•	Volatility (12)	—	-	—	—	21%	-	28%	28%	Increase (7)
			•	Correlation (13)	—	-	—	—	10%	-	30%	10%
Embedded derivatives
Direct and assumed guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0.01%	-	0.12%	0.08%	0.01%	-	0.12%	0.06%	Decrease (14)
				Ages 41 - 60	0.05%	-	0.65%	0.27%	0.05%	-	0.65%	0.30%	Decrease (14)
				Ages 61 - 115	0.32%	-	100%	2.08%	0.31%	-	100%	1.90%	Decrease (14)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%	6.30%	0.25%	-	100%	6.86%	Decrease (15)
				Durations 11 - 20	0.70%	-	100%	5.22%	4.70%	-	100%	5.18%	Decrease (15)
				Durations 21 - 116	1.60%	-	100%	5.22%	2%	-	100%	5.18%	Decrease (15)
			•	Utilization rates	0%	-	22%	0.22%	0%	-	22%	0.17%	Increase (16)
			•	Withdrawal rates	0.25%	-	10%	3.72%	0.25%	-	10%	3.98%	(17)
			•	Long-term equity volatilities	16.44%	-	22.16%	18.60%	16.66%	-	22.21%	18.70%	Increase (18)
			•	Nonperformance risk spread	0.05%	-	0.39%	0.35%	0.04%	-	0.39%	0.40%	Decrease (19)
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
(11)At both September 30, 2021 and December 31, 2020, independent non-binding broker quotations were used in the determination of less than 1% of the total net derivative estimated fair value.
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
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Three Months Ended September 30, 2021
Balance, beginning of period	$14,105	$4,831	$—	$11	$77
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(27)	10	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(198)	31	—	—	—
Purchases (3)	914	316	9	10	1
Sales (3)	(329)	(377)	—	—	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	237	—	—	10	—
Transfers out of Level 3 (4)	(116)	(250)	—	(6)	(24)
Balance, end of period	$14,586	$4,561	$9	$25	$52
Three Months Ended September 30, 2020
Balance, beginning of period	$12,978	$4,546	$—	$15	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(3)	23	—	—	—
Total realized/unrealized gains (losses) included in AOCI	409	80	1	—	—
Purchases (3)	705	263	2	—	—
Sales (3)	(485)	(282)	—	—	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	512	26	—	—	—
Transfers out of Level 3 (4)	(236)	(324)	—	(8)	—
Balance, end of period	$13,880	$4,332	$3	$7	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(20)	$9	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(5)	$13	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$(199)	$32	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$401	$80	$1	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2021
Balance, beginning of period	$140	$724	$39	$(1,511)	$1,105
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	45	2	29	5
Total realized/unrealized gains (losses) included in AOCI	—	—	45	—	—
Purchases (3)	—	109	7	—	150
Sales (3)	—	(9)	—	—	(18)
Issuances (3)	—	—	(1)	—	—
Settlements (3)	(6)	—	(47)	(46)	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	(25)	—	—	(5)
Balance, end of period	$134	$844	$45	$(1,528)	$1,237
Three Months Ended September 30, 2020
Balance, beginning of period	$175	$696	$938	$(2,571)	$912
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	6	14	5	270	—
Total realized/unrealized gains (losses) included in AOCI	—	—	(20)	—	—
Purchases (3)	—	—	—	—	72
Sales (3)	—	(60)	—	—	(26)
Issuances (3)	—	—	—	—	(2)
Settlements (3)	(5)	—	(132)	(47)	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	(128)	—	—	(9)
Balance, end of period	$176	$522	$791	$(2,348)	$947
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(1)	$44	$2	$27	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$6	$13	$1	$266	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$—	$—	$25	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$—	$—	$(28)	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Structured Products	Municipals	Foreign Government	Short-term Investments
	(In millions)
Nine Months Ended September 30, 2021
Balance, beginning of period	$14,873	$4,465	$—	$5	$1
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(37)	35	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(618)	29	—	(1)	—
Purchases (3)	1,434	1,023	9	12	51
Sales (3)	(724)	(988)	—	(1)	—
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	128	255	—	10	—
Transfers out of Level 3 (4)	(470)	(258)	—	—	—
Balance, end of period	$14,586	$4,561	$9	$25	$52
Nine Months Ended September 30, 2020
Balance, beginning of period	$9,382	$3,395	$7	$10	$17
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(85)	29	—	—	—
Total realized/unrealized gains (losses) included in AOCI	157	(18)	1	—	—
Purchases (3)	2,307	1,555	2	—	—
Sales (3)	(823)	(570)	—	(1)	(2)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	3,339	57	—	—	—
Transfers out of Level 3 (4)	(397)	(116)	(7)	(2)	(15)
Balance, end of period	$13,880	$4,332	$3	$7	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(26)	$32	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$(48)	$34	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$(616)	$30	$—	$(1)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$135	$(18)	$1	$—	$—

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2021
Balance, beginning of period	$165	$565	$452	$(2,061)	$939
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(3)	120	(112)	663	4
Total realized/unrealized gains (losses) included in AOCI	—	—	(373)	—	—
Purchases (3)	—	137	13	—	324
Sales (3)	(11)	(23)	—	—	(43)
Issuances (3)	—	—	(5)	—	(1)
Settlements (3)	(17)	—	68	(130)	6
Transfers into Level 3 (4)	—	74	1	—	10
Transfers out of Level 3 (4)	—	(29)	1	—	(2)
Balance, end of period	$134	$844	$45	$(1,528)	$1,237
Nine Months Ended September 30, 2020
Balance, beginning of period	$188	$799	$(72)	$(1,325)	$915
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	10	18	236	(889)	1
Total realized/unrealized gains (losses) included in AOCI	—	—	993	—	—
Purchases (3)	—	31	—	—	119
Sales (3)	(7)	(97)	—	—	(90)
Issuances (3)	—	—	—	—	(4)
Settlements (3)	(15)	—	(366)	(134)	1
Transfers into Level 3 (4)	—	—	—	—	10
Transfers out of Level 3 (4)	—	(229)	—	—	(5)
Balance, end of period	$176	$522	$791	$(2,348)	$947
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (5)	$(7)	$117	$(26)	$663	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (5)	$6	$20	$52	$(894)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2021 (5)	$—	$—	$(206)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2020 (5)	$—	$—	$801	$—	$—
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

	September 30, 2021	December 31, 2020
	(In millions)
Unpaid principal balance	$135	$172
Difference between estimated fair value and unpaid principal balance	(1)	(7)
Carrying value at estimated fair value	$134	$165
Loans in nonaccrual status	$32	$45
Loans more than 90 days past due	$16	$27
Loans in nonaccrual status or more than 90 days past due, or both — difference between aggregate estimated fair value and unpaid principal balance	$(6)	$(13)
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
	Carrying Value After Measurement		Gains (Losses)
	(In millions)
Mortgage loans, net (1)	$304	$320	$(16)	$(30)	$(38)	$(38)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$62,154	$—	$—	$65,562	$65,562
Policy loans	$5,855	$—	$—	$6,814	$6,814
Other invested assets	$2,369	$—	$2,404	$1	$2,405
Premiums, reinsurance and other receivables	$12,405	$—	$351	$12,443	$12,794
Liabilities
Policyholder account balances	$77,991	$—	$—	$81,153	$81,153
Long-term debt	$1,628	$—	$2,025	$—	$2,025
Other liabilities	$13,121	$—	$850	$12,496	$13,346
Separate account liabilities	$55,688	$—	$55,688	$—	$55,688

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$66,240	$—	$—	$70,391	$70,391
Policy loans	$5,973	$—	$—	$7,148	$7,148
Other invested assets	$2,849	$—	$2,586	$167	$2,753
Premiums, reinsurance and other receivables	$13,173	$—	$363	$13,274	$13,637
Liabilities
Policyholder account balances	$78,059	$—	$—	$82,982	$82,982
Long-term debt	$1,615	$—	$2,018	$—	$2,018
Other liabilities	$12,595	$—	$134	$12,778	$12,912
Separate account liabilities	$59,103	$—	$59,103	$—	$59,103
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis and excludes mortgage loans measured at estimated fair value on a recurring basis.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to Metropolitan Life Insurance Company was as follows:

	Three Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,938	$1,419	$(33)	$(445)	$9,879
Other comprehensive income (loss) before reclassifications	38	228	7	3	276
Deferred income tax benefit (expense)	20	(178)	(2)	—	(160)
AOCI before reclassifications, net of income tax	8,996	1,469	(28)	(442)	9,995
Amounts reclassified from AOCI	(13)	233	—	7	227
Deferred income tax benefit (expense)	2	75	—	(2)	75
Amounts reclassified from AOCI, net of income tax	(11)	308	—	5	302
Balance, end of period	$8,985	$1,777	$(28)	$(437)	$10,297

	Three Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,701	$3,988	$(104)	$(359)	$14,226
Other comprehensive income (loss) before reclassifications	(2,397)	(635)	12	(4)	(3,024)
Deferred income tax benefit (expense)	473	133	(4)	1	603
AOCI before reclassifications, net of income tax	8,777	3,486	(96)	(362)	11,805
Amounts reclassified from AOCI	(1)	(427)	—	13	(415)
Deferred income tax benefit (expense)	10	90	—	(3)	97
Amounts reclassified from AOCI, net of income tax	9	(337)	—	10	(318)
Balance, end of period	$8,786	$3,149	$(96)	$(352)	$11,487

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$10,384	$1,791	$(53)	$(460)	$11,662
Other comprehensive income (loss) before reclassifications	(1,862)	(173)	31	1	(2,003)
Deferred income tax benefit (expense)	428	(94)	(6)	—	328
AOCI before reclassifications, net of income tax	8,950	1,524	(28)	(459)	9,987
Amounts reclassified from AOCI	46	164	—	28	238
Deferred income tax benefit (expense)	(11)	89	—	(6)	72
Amounts reclassified from AOCI, net of income tax	35	253	—	22	310
Balance, end of period	$8,985	$1,777	$(28)	$(437)	$10,297

	Nine Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$8,876	$1,620	$(97)	$(374)	$10,025
Other comprehensive income (loss) before reclassifications	(169)	2,241	3	—	2,075
Deferred income tax benefit (expense)	11	(471)	(2)	—	(462)
AOCI before reclassifications, net of income tax	8,718	3,390	(96)	(374)	11,638
Amounts reclassified from AOCI	73	(305)	—	28	(204)
Deferred income tax benefit (expense)	(5)	64	—	(6)	53
Amounts reclassified from AOCI, net of income tax	68	(241)	—	22	(151)
Balance, end of period	$8,786	$3,149	$(96)	$(352)	$11,487
__________________
(1)See Note 5 for information on offsets to investments related to policyholder liabilities, DAC, VOBA and DSI.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$17	$11	$(17)	$(47)	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	(6)	(10)	(14)	Net investment income
Net unrealized investment gains (losses)	(1)	(4)	(19)	(12)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	13	1	(46)	(73)
Income tax (expense) benefit	(2)	(10)	11	5
Net unrealized investment gains (losses), net of income tax	11	(9)	(35)	(68)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	14	9	41	24	Net investment income
Interest rate derivatives	8	10	56	58	Net investment gains (losses)
Foreign currency exchange rate derivatives	2	2	4	2	Net investment income
Foreign currency exchange rate derivatives	(257)	406	(265)	221	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(233)	427	(164)	305
Income tax (expense) benefit	(75)	(90)	(89)	(64)
Gains (losses) on cash flow hedges, net of income tax	(308)	337	(253)	241
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(10)	(14)	(33)	(30)
Amortization of prior service (costs) credit	3	1	5	2
Amortization of defined benefit plan items, before income tax	(7)	(13)	(28)	(28)
Income tax (expense) benefit	2	3	6	6
Amortization of defined benefit plan items, net of income tax	(5)	(10)	(22)	(22)
Total reclassifications, net of income tax	$(302)	$318	$(310)	$151
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Prepaid legal plans	$99	$93	$298	$282
Recordkeeping and administrative services (1)	53	49	158	143
Administrative services-only contracts	54	54	166	164
Other revenue from service contracts from customers	6	3	26	21
Total revenues from service contracts from customers	212	199	648	610
Other (2)	156	212	577	577
Total other revenues	$368	$411	$1,225	$1,187
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
(2)Primarily includes reinsurance ceded. See Note 12.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
General and administrative expenses (1)	$566	$541	$1,660	$1,673
Pension, postretirement and postemployment benefit costs	27	8	85	25
Premium taxes, other taxes, and licenses & fees	77	105	243	297
Commissions and other variable expenses	1,048	445	2,030	1,367
Capitalization of DAC	(16)	(7)	(45)	(30)
Amortization of DAC and VOBA	99	244	171	331
Interest expense on debt	24	24	72	75
Total other expenses	$1,825	$1,360	$4,216	$3,738
__________________
(1)Includes ($14) million and ($71) million for the three months and nine months ended September 30, 2021, respectively, and ($34) million and ($59) million for the three months and nine months ended September 30, 2020, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Affiliated Expenses
See Note 12 for a discussion of affiliated expenses included in the table above.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Income Tax
For the three months and nine months ended September 30, 2021, the effective tax rate on income (loss) before provision for income tax was 14% and 15%, respectively. The Company’s effective tax rate for the three months ended September 30, 2021 differed from the U.S. statutory rate primarily due to tax benefits related to tax credits and non-taxable investment income. The Company’s effective tax rate for the nine months ended September 30, 2021 differed from the U.S. statutory rate primarily due to tax benefits related to tax credits, non-taxable investment income and the corporate tax deduction for stock compensation.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2021. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some of the matters disclosed below, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2021, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2020 Annual Report, Metropolitan Life Insurance Company received approximately 2,496 asbestos-related claims in 2020. For the nine months ended September 30, 2021 and 2020, Metropolitan Life Insurance Company received approximately 2,156 and 1,768 new asbestos-related claims, respectively. See Note 16 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for historical information concerning asbestos claims and Metropolitan Life Insurance Company’s update in its recorded liability at December 31, 2020. The number of asbestos cases that may be brought, the aggregate amount of any liability that Metropolitan Life Insurance Company may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)
Metropolitan Life Insurance Company reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. These variables include bankruptcies of other companies involved in asbestos litigation, legislative and judicial developments, the number of pending claims involving serious disease, the number of new claims filed against it and other defendants and the jurisdictions in which claims are pending. Based upon its regular reevaluation of its exposure from asbestos litigation, Metropolitan Life Insurance Company has updated its liability analysis for asbestos-related claims through September 30, 2021.
Julian & McKinney v. Metropolitan Life Insurance Company (S.D.N.Y., filed February 9, 2017)
Plaintiffs filed this putative class and collective action on behalf of themselves and all current and former long-term disability (“LTD”) claims specialists between February 2011 and the present for alleged wage and hour violations under the Fair Labor Standards Act (“FLSA”), the New York Labor Law, and the Connecticut Minimum Wage Act. The suit alleges that Metropolitan Life Insurance Company improperly reclassified the plaintiffs and similarly situated LTD claims specialists from non-exempt to exempt from overtime pay in November 2013. As a result, they and members of the putative class were no longer eligible for overtime pay even though they allege they continued to work more than 40 hours per week. Plaintiffs seek unspecified compensatory and punitive damages, as well as other relief. On March 22, 2018, the court conditionally certified the case as a collective action, requiring that notice be mailed to LTD claims specialists who worked for Metropolitan Life Insurance Company from February 8, 2014 to the present. On August 31, 2021, the court granted Metropolitan Life Insurance Company’s motion to de-certify the case as a collective action, denied the plaintiffs’ motion to certify classes of LTD claims specialists under New York, Illinois, and Connecticut law, and granted Metropolitan Life Insurance Company’s motion for summary judgment as to the lead plaintiff’s FLSA claims. On September 14, 2021, the plaintiffs petitioned the appellate court for permission to appeal the denial of their motion to certify the classes, and on October 1, 2021, the plaintiffs filed a motion seeking interlocutory review of the decertification ruling. Metropolitan Life Insurance Company intends to defend this action vigorously.
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

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.3 billion and $2.4 billion at September 30, 2021 and December 31, 2020, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $4.5 billion and $4.3 billion at September 30, 2021 and December 31, 2020, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $302 million, with a cumulative maximum of $418 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million and $3 million at September 30, 2021 and December 31, 2020, respectively, for indemnities, guarantees and commitments.
12. Related Party Transactions
Service Agreements
The Company has entered into various agreements with affiliates for services necessary to conduct its activities. Typical services provided under these agreements include personnel, policy administrative functions and distribution services. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual cost incurred by the Company and/or its affiliates. Expenses and fees incurred with affiliates related to these agreements, recorded in other expenses, were $624 million and $1.8 billion for the three months and nine months ended September 30, 2021, respectively, and $577 million and $1.8 billion for the three months and nine months ended September 30, 2020, respectively. Total revenues received from affiliates related to these agreements were $11 million and $32 million for the three months and nine months ended September 30, 2021, respectively, and $11 million and $30 million for the three months and nine months ended September 30, 2020, respectively.
The Company had net payables to affiliates, related to the items discussed above, of $88 million and $198 million at September 30, 2021 and December 31, 2020, respectively.
See Note 5 for additional information on related party transactions.

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain of MetLife, Inc.’s subsidiaries, including MetLife Reinsurance Company of Charleston (“MRC”), MetLife Reinsurance Company of Vermont, Metropolitan Tower Life Insurance Company (“MTL”), and MetLife Insurance K.K., all of which are related parties.
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Premiums
Reinsurance assumed	$3	$2	$845	$6
Reinsurance ceded	(26)	(26)	(86)	(84)
Net premiums	$(23)	$(24)	$759	$(78)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$—	$—	$—
Reinsurance ceded	(13)	(1)	(14)	(3)
Net universal life and investment-type product policy fees	$(13)	$(1)	$(14)	$(3)
Other revenues
Reinsurance assumed	$1	$(3)	$3	$(12)
Reinsurance ceded	96	143	379	394
Net other revenues	$97	$140	$382	$382
Policyholder benefits and claims
Reinsurance assumed	$1	$—	$833	$1
Reinsurance ceded	(43)	(45)	(115)	(114)
Net policyholder benefits and claims	$(42)	$(45)	$718	$(113)
Interest credited to policyholder account balances
Reinsurance assumed	$8	$7	$22	$21
Reinsurance ceded	(3)	(3)	(9)	(9)
Net interest credited to policyholder account balances	$5	$4	$13	$12
Other expenses
Reinsurance assumed	$—	$—	$19	$—
Reinsurance ceded	713	128	947	382
Net other expenses	$713	$128	$966	$382

Metropolitan Life Insurance Company
(A Wholly-Owned Subsidiary of MetLife, Inc.)
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)
Information regarding the significant effects of affiliated reinsurance on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2021		December 31, 2020
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$14	$11,730	$1	$12,453
Deferred policy acquisition costs and value of business acquired	—	(140)	—	(145)
Total assets	$14	$11,590	$1	$12,308
Liabilities
Future policy benefits	$850	$(10)	$48	$(14)
Policyholder account balances	207	—	123	—
Other policy-related balances	14	1	1	5
Other liabilities	893	12,315	864	12,816
Total liabilities	$1,964	$12,306	$1,036	$12,807
Effective April 1, 2021, the Company, through its wholly owned subsidiary Missouri Reinsurance Inc., entered into an agreement to assume certain group annuity contracts issued in connection with a qualifying pension risk transfer on a modified coinsurance basis from MTL. The significant effects to the Company were primarily increases in other invested assets of $821 million and future policy benefits of $803 million at September 30, 2021, as well as premiums of $838 million and policyholder benefits and claims of $829 million for the nine months ended September 30, 2021.
The Company ceded two blocks of business to an affiliate on a 75% coinsurance with funds withheld basis. Certain contractual features of these agreements qualify as embedded derivatives, which are separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivatives related to the funds withheld associated with these reinsurance agreements are included within other liabilities and were $31 million and $45 million at September 30, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with these embedded derivatives were $1 million and $14 million for the three months and nine months ended September 30, 2021, respectively, and $1 million and ($26) million for the three months and nine months ended September 30, 2020, respectively.
Certain contractual features of the closed block agreement with MRC create an embedded derivative, which is separately accounted for at estimated fair value on the Company’s consolidated balance sheets. The embedded derivative related to the funds withheld associated with this reinsurance agreement was included within other liabilities and was $1.1 billion and $1.4 billion at September 30, 2021 and December 31, 2020, respectively. Net derivative gains (losses) associated with the embedded derivative were $50 million and $279 million for the three months and nine months ended September 30, 2021, respectively, and ($47) million and ($337) million for the three months and nine months ended September 30, 2020, respectively.

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
COVID-19 Pandemic and Current Market Conditions
We continue to closely monitor developments relating to the novel coronavirus COVID-19 pandemic (the “COVID-19 Pandemic”) and assess its impact on our business. The COVID-19 Pandemic continues to impact the global economy and financial markets and has caused volatility in the global equity, credit and real estate markets. Governments and central banks around the world have responded to the COVID-19 Pandemic with unprecedented fiscal and monetary policies, which have had significant effects and may have ongoing effects on financial markets and the global economy. These policy responses include fiscal and monetary stimulus measures, including, but not limited to, financial assistance, liquidity programs, new financing facilities and reductions in the level of interest rates. The forecasts of the members of the Board of Governors of the Federal Reserve System suggest that the policy rate is likely to remain near zero into 2022, with possible increase thereafter.
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
In addition, the possibility of government shutdowns or a failure to raise the U.S. debt ceiling, due to a policy impasse or otherwise, could adversely impact our business and liquidity.

Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” in the 2020 Annual Report, as amended or supplemented here.
National Association of Insurance Commissioners
Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) adopted revisions to certain factors used to calculate Life Risk-Based Capital (“RBC”), which is the denominator of the RBC ratios, in light of changes to U.S. tax laws in recent years. These revisions have resulted in increased RBC charges and reduced our RBC ratios. The NAIC has approved RBC revisions for corporate bonds, real estate equity and longevity risk that will take effect at year-end 2021 and are expected to have a modest net positive RBC impact on us.
NYDFS Guidance on Diversity and Corporate Governance
On March 16, 2021, the New York State Department of Financial Services (“NYDFS”) stated it expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance. The NYDFS collected data from insurers that met certain New York premium thresholds, including Metropolitan Life Insurance Company, regarding the diversity of their corporate boards and management. The NYDFS plans to publish such data on an aggregate basis to measure progress in the industry. In addition, the NYDFS will include diversity-related questions in its examination process starting in 2022.
Securities, Broker-Dealer and Investment Adviser Regulation
In April 2021, the Appellate Division of the New York State Supreme Court overturned NYDFS Regulation 187-Suitability and Best Interests in Life Insurance and Annuity Transactions for being unconstitutionally vague. The NYDFS has appealed the decision.
Environmental Laws and Regulations
On March 25, 2021, the NYDFS issued for public comment proposed guidance for New York domestic insurers, which states that insurers are expected to take a proportionate approach, based on their business, to managing their exposure to the financial risks from climate change. The NYDFS intends to formally adopt the guidance, as modified by the comment process, and it has integrated questions on this topic as part of its supervisory activities.
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

Results of Operations
Consolidated Results

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Revenues
Premiums	$17,971	$15,259
Universal life and investment-type product policy fees	1,555	1,501
Net investment income	9,552	7,423
Other revenues	1,225	1,187
Net investment gains (losses)	692	(96)
Net derivative gains (losses)	(906)	2,213
Total revenues	30,089	27,487
Expenses
Policyholder benefits and claims and policyholder dividends	20,895	17,736
Interest credited to policyholder account balances	1,535	1,720
Capitalization of DAC	(45)	(30)
Amortization of DAC and VOBA	171	331
Interest expense on debt	72	75
Other expenses	4,018	3,362
Total expenses	26,646	23,194
Income (loss) before provision for income tax	3,443	4,293
Provision for income tax expense (benefit)	510	626
Net income (loss)	2,933	3,667
Less: Net income (loss) attributable to noncontrolling interests	5	(1)
Net income (loss) attributable to Metropolitan Life Insurance Company	$2,928	$3,668
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
During the nine months ended September 30, 2021, net income (loss) decreased $734 million from the prior period, primarily driven by an unfavorable change in net derivative gains (losses), net of investment hedge adjustments, partially offset by favorable changes in adjusted earnings and net investment gains (losses), as well as a favorable change from our annual actuarial assumption reviews.
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

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Non-VA program derivatives:
Interest rate	$(830)	$3,202
Foreign currency exchange rate	189	20
Credit	47	(62)
Equity	(570)	(239)
Non-VA embedded derivatives	278	(333)
Total non-VA program derivatives	(886)	2,588
VA program derivatives:
Embedded derivatives-direct and assumed guarantees:
Market risks	524	(407)
Nonperformance risk adjustment	(10)	53
Other risks	(129)	(202)
Total	385	(556)
Freestanding derivatives hedging direct and assumed embedded derivatives	(405)	181
Total VA program derivatives	(20)	(375)
Net derivative gains (losses)	$(906)	$2,213
The unfavorable change in net derivative gains (losses) on non-VA program derivatives was $3.5 billion ($2.7 billion, net of income tax). This was primarily due to long-term rates increasing in the current period versus decreasing significantly in the prior period. This unfavorably impacted the estimated fair value of receive fixed interest rate swaps and options that are part of our macro hedge program. In addition, key equity indexes increased in the current period versus decreased in the prior period or increased more in the current period compared with the prior period. This unfavorably impacted the estimated fair value of equity options and equity total rate of return swaps that are part of our macro hedge program. These unfavorable impacts were partially offset by a change in the value of the underlying assets, favorably impacting non-VA embedded derivatives related to funds withheld on a certain reinsurance agreement. Because certain of these hedging strategies are not designated or do not qualify as accounting hedges, the changes in the estimated fair value of these freestanding derivatives are recognized in net derivative gains (losses) without an offsetting gain or loss recognized in earnings for the items being hedged.
The favorable change in net derivative gains (losses) on VA program derivatives was $355 million ($280 million, net of income tax). This was due to (i) a favorable change of $345 million ($273 million, net of income tax) in market risks in embedded derivatives, net of freestanding derivatives that hedge market risks in embedded derivatives, and (ii) a favorable change of $73 million, ($58 million, net of income tax) in other risks in embedded derivatives (primarily policyholder behavior and other non-market risks that generally cannot be hedged), partially offset by an unfavorable change of $63 million ($50 million, net of income tax) in the nonperformance risk adjustment included in the valuation of the direct and assumed variable annuity embedded derivatives.
The aforementioned $345 million ($273 million, net of income tax) favorable change reflects a $931 million ($736 million, net of income tax) favorable change in market risks in embedded derivatives, partially offset by a $586 million ($463 million, net of income tax) unfavorable change in freestanding derivatives that hedge market risks in embedded derivatives.

The primary changes in market factors affecting the valuation of VA program derivatives are summarized as follows:
•Key equity index levels increased more in the current period compared with the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the S&P Global Ratings 500 Index increased 15% in the current period and increased 4% in the prior period.
•Long-term interest rates increased in the current period versus decreased significantly in the prior period, contributing to a favorable change in our embedded derivatives and an unfavorable change in our freestanding derivatives. For example, the 30-year U.S. swap rate increased 39 basis points in the current period and decreased 97 basis points in the prior period.
The aforementioned $73 million ($58 million, net of income tax) favorable change in other risks in embedded derivatives reflects actuarial assumption updates and a combination of factors, such as fees deducted from accounts, changes in the benefit base, premiums, lapses, withdrawals and deaths, in addition to changes to cross-effect, basis mismatch, risk margin and fund allocation.
The aforementioned $63 million ($50 million, net of income tax) unfavorable change in the nonperformance risk adjustment on embedded derivatives resulted from an unfavorable change of $55 million, before income tax, related to model changes and changes in capital market inputs, such as long-term interest rates and key equity index levels, on variable annuity guarantees, in addition to an unfavorable change of $8 million, before income tax, related to changes in our own credit spread.
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
Net Investment Gains (Losses). The favorable change in net investment gains (losses) of $788 million ($623 million, net of income tax) primarily reflects: (i) increased gains on sales of real estate investments compared to the prior period, (ii) lower provisions for credit loss on fixed maturity securities and current period releases compared to a prior period provision for mortgage loan credit loss, (iii) mark-to-market gains in the current period compared to mark-to-market losses in the prior period on equity securities, which are measured at estimated fair value through net income (loss), and (iv) higher foreign currency transaction gains in the current period. These favorable changes were partially offset by a prior period recovery on a leveraged lease that was previously impaired.
Taxes. For the nine months ended September 30, 2021, our effective tax rate on income (loss) before provision for income tax was 15%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits related to tax credits, non-taxable investment income and the corporate tax deduction for stock compensation. For the nine months ended September 30, 2020, our effective tax rate on income (loss) before provision for income tax was 15%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
Actuarial Assumption Review. Results for the current period include a $167 million ($133 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $6 million ($5 million, net of income tax) loss was recognized in net derivative gains (losses).
Of the $167 million charge, a $7 million ($2 million, net of income tax) gain was related to DAC and a $174 million ($135 million, net of income tax) charge was associated with reserves. The portion of the $167 million charge that is included in adjusted earnings is $68 million ($53 million, net of income tax).

The $6 million ($5 million, net of income tax) loss recognized in net derivative gains (losses) associated with our annual review of actuarial assumptions is included within the other risks in embedded derivatives line in the table above.
As a result of our annual review of actuarial assumptions, changes were made to economic, biometric, policyholder behavior, and operational assumptions. The most significant impacts were in the MetLife Holdings segment, driven by updates to behavioral assumptions for variable annuities. The breakdown of total current period results is summarized as follows:
•Economic assumption updates resulted in unfavorable impacts to reserves, partially offset by favorable impacts to DAC, for a net charge of $22 million ($19 million, net of income tax).
•Changes in biometric assumptions resulted in favorable impacts to reserves, partially offset by unfavorable impacts to DAC, for a net gain of $26 million ($22 million, net of income tax).
•Changes in policyholder behavior assumptions resulted in unfavorable impacts to reserves, partially offset by favorable impacts to DAC, for a net charge of $180 million ($143 million, net of income tax).
•Changes in operational assumptions resulted in favorable impacts to reserves, partially offset by unfavorable impacts to DAC, for a net gain of $9 million ($7 million, net of income tax).
Results for the prior period include a $252 million ($199 million, net of income tax) charge associated with our annual review of actuarial assumptions related to reserves and DAC, of which a $57 million ($45 million, net of income tax) gain was recognized in net derivative gains (losses). Of the $252 million charge, $64 million ($51 million, net of income tax) was related to DAC and $188 million ($148 million, net of income tax) was associated with reserves. The portion of the $252 million charge that is included in adjusted earnings is $138 million ($109 million, net of income tax).
Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings allows analysis of our performance and facilitates comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings increased $1.1 billion, net of income tax, to $3.6 billion, net of income tax, for the nine months ended September 30, 2021 from $2.5 billion, net of income tax, for the nine months ended September 30, 2020.

Reconciliation of net income (loss) to adjusted earnings and premiums, fees and other revenues to adjusted premiums, fees and other revenues

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net income (loss)	$2,933	$3,667
Less: adjustments from net income (loss) to adjusted earnings:
Revenues:
Net investment gains (losses)	692	(96)
Net derivative gains (losses)	(906)	2,213
Premiums	—	—
Universal life and investment-type product policy fees	59	64
Net investment income	(444)	(394)
Other revenues	—	—
Expenses:
Policyholder benefits and claims and policyholder dividends	(278)	(310)
Interest credited to policyholder account balances	2	8
Capitalization of DAC	—	—
Amortization of DAC and VOBA	8	(52)
Interest expense on debt	—	—
Other expenses	7	(1)
Provision for income tax (expense) benefit	170	(301)
Adjusted earnings	$3,623	$2,536

Premiums, fees and other revenues	$20,751	$17,947
Less: adjustments to premiums, fees and other revenues	59	64
Adjusted premiums, fees and other revenues	$20,692	$17,883

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the nine months ended September 30, 2021 increased $2.8 billion, or 16%, compared to the prior period, primarily attributable to our U.S. segment driven by growth in both our Group Benefits and Retirement and Income Solutions (“RIS”) businesses. The increase in our Group Benefits business was primarily due to growth in our core products. Growth from our group life business included increased premiums from our participating contracts, which can fluctuate with claims experience. Higher dental premiums were driven by the impact of an unearned premium reserve established in the prior period to recognize the limited availability of services that could be provided due to the COVID-19 Pandemic restrictions, coupled with the impact of premium credits we offered to our customers in the prior period due to such restrictions. In addition, growth in the group disability business contributed to the increase. Growth in voluntary products was due to the impact of new sales and growth in membership in our accident & health and legal plans businesses. The increase in premiums in RIS was mainly from our pension risk transfer and post-retirement benefits businesses. Changes in RIS premiums are mostly offset by a corresponding change in policyholder benefits. In our MetLife Holdings segment, we anticipate an annual decline in adjusted premiums, fees and other revenues from expected business run-off.
Growth in RIS’s capital market investments businesses drove an increase in policyholder account balances, resulting in higher fees and interest margins.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Unless otherwise stated, all amounts discussed below are net of income tax.
Overview. The primary drivers of the increase in adjusted earnings were higher investment yields, due to strong returns in our private equity portfolio, lower interest credited expenses and a favorable change from our annual actuarial assumption reviews, partially offset by unfavorable underwriting, which reflected impacts from the COVID-19 Pandemic, and an unfavorable change in refinements to certain insurance and other assets and liabilities.
Business Growth. Average assets and net investment income were essentially flat as higher average invested assets in our U.S. segment from positive flows, primarily from funding agreement issuances, were offset by the impact of dividend payments to MetLife, Inc. Consistent with the growth in the U.S. segment’s average invested assets from net flows, interest credited expenses on deposit-type liabilities increased; however, this was more than offset by lower interest credited expenses on our long-duration liabilities. In our MetLife Holdings segment, negative net flows in our annuity business resulted in lower asset-based fee income and lower interest credited expense, and premiums declined due to business run-off and the impact of dividend scale reductions. In our U.S. segment, higher volume-related, premium tax and direct expenses, driven by business growth, were partially offset by the 2021 abatement of the annual health insurer fee under the Patient Protection and Affordable Care Act. This net increase in expenses was more than offset by a corresponding increase in adjusted premiums, fees and other revenues. The combined impact of the items affecting our business growth increased adjusted earnings by $28 million.
Market Factors. Market factors, including interest rate levels, variability in equity market returns, and foreign currency fluctuations, continued to impact our results; however, certain impacts were mitigated by derivatives used to hedge these risks. Investment yields increased primarily driven by the favorable impact of strong equity market returns on our private equity funds, partially offset by lower yields on fixed income securities. In our U.S. segment, interest rate fluctuations resulted in a decline in our average interest credited rates on deposit-type and long-duration liabilities, which drove a decrease in interest credited expenses. In our MetLife Holdings segment, higher equity market returns drove higher asset-based fee income, which increased adjusted earnings. The changes in market factors discussed above resulted in a $2.0 billion increase in adjusted earnings.
Underwriting. Underwriting results decreased adjusted earnings by $628 million primarily due to unfavorable mortality and claims experience in our U.S. segment. Unfavorable mortality in the U.S. segment was primarily driven by our Group Benefits business, partially offset by favorable mortality in our RIS business. Our Group Benefits business experienced (i) increases in both incidence and severity in both COVID-19 and core claims across our life businesses, and (ii) unfavorable results in our accidental death & dismemberment business due to lower incidence in the prior period as a result of the COVID-19 Pandemic. The favorable mortality experience in our RIS business, including the impact of the COVID-19 Pandemic, was primarily driven by our pension risk transfer and structured settlement businesses. In addition, unfavorable claims experience within our U.S. segment was primarily driven by: (i) our group disability business, and (ii) unfavorable dental results, as a result of the COVID-19 Pandemic, which limited availability of services and reduced utilization in the prior period, partially offset by (i) favorable claims experience in our individual disability business, and (ii) the impact of business growth in our accident & health business.

Actuarial Assumption Review and Other Insurance Adjustments. The favorable change from our annual actuarial assumption reviews resulted in a net increase of $56 million in adjusted earnings. Changes mainly in economic and biometric assumptions were less unfavorable in the current period when compared to the prior period. Refinements to certain insurance and other assets and liabilities in both periods resulted in a $478 million decrease in adjusted earnings, primarily due to unfavorable adjustments to certain deposit reinsurance assets in the current period due to a decrease in projected dividends. Dividend scale reductions, as well as run-off in MLIC’s closed block, contributed to lower dividend expenses of $73 million and lower associated DAC amortization of $84 million, which increased adjusted earnings.
Expenses. Adjusted earnings increased $52 million compared to the prior period, primarily due to decreases in corporate-related expenses and legal expenses, partially offset by higher interest expenses on tax positions due to audit settlements.
Taxes. For the nine months ended September 30, 2021, our effective tax rate on adjusted earnings was 16%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits related to tax credits, non-taxable investment income and the corporate tax deduction for stock compensation. For the nine months ended September 30, 2020, our effective tax rate on adjusted earnings was 11%, which differed from the U.S. statutory rate of 21% primarily due to tax benefits related to non-taxable investment income, tax credits and the finalization of bankruptcy proceedings for a leveraged lease investment.
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
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 9, 2021